Form 10-Q
period 2016-08-31
Yum China Holdings, Inc.
filed 2016-11-17
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended August 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

Commission file number 001-37762

Yum China Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-2421743
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7100 Corporate Drive Plano, Texas 75024 United States of America	16/F Two Grand Gateway 3 Hong Qiao Road Shanghai 200030 People’s Republic of China
(Address, including zip code, of principal executive offices)

Registrant’s telephone number, including area code: (888) 298-6986

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer:  ☐ Accelerated filer:  ☐ Non-accelerated filer:  ☒ Smaller reporting company:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of November 14, 2016 was 383,141,924.42 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Combined Statements of Income

Yum China Holdings, Inc.

(in millions - Unaudited)

	Quarter ended		Year to date
Revenues	8/31/2016	8/31/2015	8/31/2016	8/31/2015
Company sales	$1,848	$1,935	$4,684	$4,778
Franchise fees and income	35	34	90	83
Total revenues	1,883	1,969	4,774	4,861
Costs and Expenses, Net
Company restaurants
Food and paper	514	611	1,361	1,518
Payroll and employee benefits	376	356	963	933
Occupancy and other operating expenses	602	650	1,562	1,632
Company restaurant expenses	1,492	1,617	3,886	4,083
General and administrative expenses	101	90	271	258
Franchise expenses	20	20	51	49
Closures and impairment expenses, net	5	3	36	22
Refranchising gain, net	(4)	(3)	(8)	(7)
Other income, net	(17)	(13)	(44)	(27)
Total costs and expenses, net	1,597	1,714	4,192	4,378
Operating Profit	286	255	582	483
Interest income, net	3	2	7	4
Income Before Income Taxes	289	257	589	487
Income tax provision	(87)	(65)	(165)	(130)
Net income – including noncontrolling interests	202	192	424	357
Net income – noncontrolling interests	10	5	10	5
Net Income – Yum China Holdings, Inc.	$192	$187	$414	$352

See accompanying Notes to Condensed Combined Financial Statements.

Condensed Combined Statements of Comprehensive Income

Yum China Holdings, Inc.

(in millions - Unaudited)

	Quarter ended		Year to date
	8/31/2016	8/31/2015	8/31/2016	8/31/2015

Net income - including noncontrolling interests	$202	$192	$424	$357
Other comprehensive loss, net of tax:
Foreign currency losses arising during the period	(28)	(61)	(57)	(60)
Comprehensive Income - including noncontrolling interests	174	131	367	297
Comprehensive Income - noncontrolling interests	8	4	9	3
Comprehensive Income - Yum China Holdings, Inc.	$166	$127	$358	$294

See accompanying Notes to Condensed Combined Financial Statements.

Condensed Combined Statements of Cash Flows

Yum China Holdings, Inc.

(in millions - Unaudited)

	Year to date
	8/31/2016	8/31/2015
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$424	$357
Depreciation and amortization	272	285
Closures and impairment expenses	36	22
Refranchising gain	(8)	(7)
Deferred income taxes	(26)	(11)
Equity income from investments in unconsolidated affiliates	(44)	(31)
Distributions of income received from unconsolidated affiliates	18	9
Excess tax benefits from share-based compensation	(2)	(3)
Share-based compensation expense	9	8
Changes in accounts receivable	(15)	(3)
Changes in inventories	(35)	64
Changes in prepaid expenses and other current assets	12	—
Changes in accounts payable and other current liabilities	149	155
Changes in income taxes payable	54	62
Other, net	(22)	11
Net Cash Provided by Operating Activities	822	918

Cash Flows – Investing Activities
Capital spending	(268)	(357)
Proceeds from refranchising of restaurants	19	14
Proceeds from disposal of aircraft	19	—
Other, net	(2)	(2)
Net Cash Used in Investing Activities	(232)	(345)

Cash Flows – Financing Activities
Net transfers to Parent	(243)	(194)
Payment of capital lease obligation	(3)	(2)
Excess tax benefits from share-based compensation	2	3
Other, net	(3)	—
Net Cash Used in Financing Activities	(247)	(193)
Effect of Exchange Rates on Cash and Cash Equivalents	(18)	(15)
Net Increase in Cash and Cash Equivalents	325	365
Cash and Cash Equivalents - Beginning of Period	425	238
Cash and Cash Equivalents - End of Period	$750	$603

See accompanying Notes to Condensed Combined Financial Statements.

Condensed Combined Balance Sheets

Yum China Holdings, Inc.

(in millions)

	8/31/2016	12/31/2015
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$750	$425
Accounts receivable, net	110	76
Inventories	218	189
Prepaid expenses and other current assets	80	109
Total Current Assets	1,158	799

Property, plant and equipment, net	1,707	1,841
Goodwill	82	85
Intangible assets, net	96	107
Investments in unconsolidated affiliates	64	61
Other assets	217	192
Deferred income taxes	139	116
Total Assets	$3,463	$3,201

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,019	$926
Income taxes payable	73	22
Total Current Liabilities	1,092	948

Capital lease obligations	29	34
Other liabilities and deferred credits	232	234
Total Liabilities	1,353	1,216

Redeemable Noncontrolling Interest	—	6

Equity
Parent Company investment	1,971	1,791
Accumulated other comprehensive income	73	130
Total Equity – Yum China Holdings, Inc.	2,044	1,921
Noncontrolling interests	66	58
Total Equity	2,110	1,979
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$3,463	$3,201

See accompanying Notes to Condensed Combined Financial Statements.

Notes to Condensed Combined Financial Statements (Unaudited)

(Tabular amounts in millions)

Note 1 – Description of the Business

Yum China Holdings, Inc. (the “Company”) owns, franchises or has ownership in entities that own and operate restaurants under the KFC, Pizza Hut Casual Dining, Pizza Hut Home Service, East Dawning and Little Sheep concepts (collectively, the “Concepts”). The Company was incorporated in Delaware on April 1, 2016. The Company separated from Yum! Brands, Inc. (“YUM” or the “Parent”) on October 31, 2016, becoming an independent publicly traded company as a result of a pro rata distribution to shareholders of YUM. YUM’s Board of Directors approved the distribution of its shares of the Company on September 23, 2016 and the Company’s Registration Statement was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on October 7, 2016. On October 31, 2016, YUM’s shareholders of record as of October 19, 2016 received one share of the Company’s common stock for every one share of YUM’s common stock held as of the record date. The Company began trading “regular way” under the ticker symbol “YUMC” on the New York Stock Exchange on November 1, 2016. References to the Company throughout these Condensed Combined Financial Statements are made using the first person notations of “we,” “us” or “our.”

In connection with the separation of the Company from YUM, Yum! Restaurants Asia Pte. Ltd., a wholly-owned indirect subsidiary of YUM, and Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company, entered into a 50-year master license agreement with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew, for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC, Pizza Hut Casual Dining and Pizza Hut Home Services brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China (the “PRC” or “China”). In addition, subject to certain agreed-upon milestones, the Company has an exclusive license under the master license agreement to operate and develop Taco Bell restaurants and use the related marks in the PRC. In exchange, we pay a license fee to YUM equal to 3% of net sales from both our Company and franchise restaurants. We own the East Dawning and Little Sheep intellectual property and pay no license fee related to these concepts.

The operations of each Concept represent an operating segment of the Company within these Condensed Combined Financial Statements. We have two reportable segments: KFC and Pizza Hut Casual Dining. Our remaining operating segments, including the operations of Pizza Hut Home Service, East Dawning and Little Sheep, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These accompanying Condensed Combined Financial Statements have been prepared on a standalone basis and are derived from YUM’s Condensed Consolidated Financial Statements and underlying accounting records as if the Company had been a part of YUM for all periods presented. The unaudited Condensed Combined Financial Statements reflect the Company’s financial position, results of operations and cash flows as the business was operated as part of YUM prior to the distribution, in conformity with Generally Accepted Accounting Principles in the United States (“GAAP”).

The Condensed Combined Financial Statements include all revenues, costs, assets and liabilities directly attributable to the Company either through specific identification or allocation. The Condensed Combined Statements of Income include allocations for certain of YUM’s Corporate functions that provided a direct benefit to the Company. These costs have been allocated based on Company system sales relative to YUM’s global system sales. System sales includes the sales results of all restaurants regardless of ownership. All allocated costs have been deemed to have been paid to YUM in the period in which the costs were recorded. The Company considers the cost allocation methodology and results to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, publicly traded company for the periods presented. See Note 3 for further discussion.

We have prepared the unaudited Condensed Combined Financial Statements in accordance with the rules and regulations of the SEC for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements should be read in conjunction with the Combined Financial Statements and notes thereto included in the Company’s Information Statement filed as Exhibit 99.1 to the Company’s Registration Statement on Form 10 as filed with the SEC, which became effective on October 7, 2016 (the “Information Statement”).

Our preparation of the accompanying Condensed Combined Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Condensed Combined Financial Statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Transactions between the Company and YUM that were not cash settled were considered to be effectively settled at the time the transactions were recorded.

The accompanying Condensed Combined Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with the Combined Financial Statements and notes thereto included in the Information Statement, our financial position as of August 31, 2016, and the results of our operations and comprehensive income for the quarters and years to date ended August 31, 2016 and August 31, 2015, and cash flows for the years to date ended August 31, 2016 and August 31, 2015.  Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our fiscal year ends on December 31. The Company operates on a fiscal monthly calendar, with two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter.

PRC Value-Added Tax

On January 1, 2012, the Chinese State Council officially launched a pilot value-added tax (“VAT”) reform program, applicable to businesses in selected industries, whereby entities in these industries would pay VAT instead of business tax (“BT”).  Since January 1, 2012, the Chinese government has gradually expanded the scope of the VAT reform to cover most service sectors.  Effective as of May 1, 2016, the Chinese government completed the last step in its extensive BT to VAT reform by extending the pilot program nationwide to all remaining sectors still subject to BT.  The Company has been subject to VAT within the normal course of its restaurant business nationwide since May 1, 2016.

Entities that are VAT general taxpayers are permitted to offset qualified input VAT paid to suppliers against their revenue output VAT liabilities upon receipt of appropriate supplier VAT invoices on an entity by entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as an input VAT credit asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, in the Condensed Combined Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any input VAT credit asset for recoverability.

As of August 31, 2016, an input VAT credit asset of $36 million and payable of $3 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, in the Condensed Combined Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against net VAT payables more than one year from August 31, 2016. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the Company expected to use the credit within one year.

Note 3 – Transactions with YUM

Allocation of Corporate Expenses

YUM has historically performed centralized corporate functions on our behalf. Accordingly, certain YUM costs have been allocated to the Company and reflected as expenses in these Condensed Combined Financial Statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical YUM expenses attributable to the Company.  The expenses reflected in the Condensed Combined Financial Statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate, standalone entity.

Corporate expense allocations primarily relate to centralized corporate functions, including finance, accounting, treasury, tax, legal, internal audit and risk management functions. In addition, corporate expense allocations include, among other costs, IT maintenance, professional fees for legal services and expenses related to litigation, investigations, or similar matters. Corporate allocations of $3 million and $4 million were allocated to the Company during each of the quarters ended August 31, 2016 and August 31, 2015, respectively, while $9 million and $10 million were allocated to the Company during each of the years to date ended August 31, 2016 and August 31, 2015, respectively, and have been included in General and administrative (“G&A”) expenses in the Condensed Combined Statements of Income. All of the corporate allocations of costs are deemed to have been incurred and settled through Parent Company investment in the Condensed Combined Balance Sheet in the period which the costs were recorded.

License Fee

The Condensed Combined Statements of Income include a fee that was historically paid to YUM comprised of initial fees and continuing fees equal to 3% of our Company and franchise sales.  License fees due to YUM for our Company-owned stores are included within restaurant margin in Occupancy and other operating expenses in the Condensed Combined Statements of Income.  License fees due to YUM on franchise sales are included in Franchise expenses.  Total license fees paid during the quarters and years to date ended August 31, 2016 and August 31, 2015, respectively, are reflected in the table below:

	Quarter ended		Year to date
	2016	2015	2016	2015
Initial fees - Company	$3	$3	$7	$9
Initial fees - Franchise	—	—	1	1
Continuing Fees - Company	53	59	135	142
Continuing Fees - Franchise	13	13	35	33
Total	$69	$75	$178	$185

Cash Management and Treasury

The Company funds its operations through cash generated from the operation of its Company-owned stores, franchise operations and dividend payments from its unconsolidated affiliates. Excess cash has historically been repatriated to YUM through intercompany loans or dividends. Transfers of cash both to and from YUM are included within Parent Company investment in the Condensed Combined Balance Sheets.  YUM has issued debt for general corporate purposes but in no case has any such debt been guaranteed or assumed by the Company or otherwise secured by the assets of the Company.  As YUM’s debt and related interest is not directly attributable to the Company, no such amounts have been allocated to these Condensed Combined Financial Statements.

Note 4 – Items Affecting Comparability of Net Income and Cash Flows

Refranchising Gain, net

The Refranchising gain, net by reportable segment and All Other Segments is presented below.  We do not allocate such gains and losses to our segments for performance reporting purposes.

	Quarter ended		Year to date
	2016	2015	2016	2015
KFC	$4	$3	$8	$5
Pizza Hut Casual Dining	—	—	—	1
All Other Segments	—	—	—	1
Total Company	$4	$3	$8	$7

Store Closure and Impairment Activity

Store closure income (costs) and Store impairment charges by reportable segment and All Other Segments are presented below:

	Quarter ended				Year to date
	2016				2016
	Total Company	KFC	Pizza Hut Casual Dining	All Other Segments	Total Company	KFC	Pizza Hut Casual Dining	All Other Segments
Store closure income (a)	$1	$1	$—	$—	$7	$5	$1	$1
Store impairment charges	(6)	(5)	—	(1)	(43)	(30)	(11)	(2)
Closure and impairment expenses	$(5)	$(4)	$—	$(1)	$(36)	$(25)	$(10)	$(1)

	Quarter ended				Year to date
	2015				2015
	Total Company	KFC	Pizza Hut Casual Dining	All Other Segments	Total Company	KFC	Pizza Hut Casual Dining	All Other Segments
Store closure income (costs) (a)	$2	$2	$1	$(1)	$5	$6	$2	$(3)
Store impairment charges	(5)	(4)	(1)	—	(27)	(23)	(3)	(1)
Closure and impairment expenses	$(3)	$(2)	$—	$(1)	$(22)	$(17)	$(1)	$(4)

(a)

Store closure income (costs) include proceeds from forced store closures, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores. Remaining lease obligations for closed stores were not material at August 31, 2016 or December 31, 2015.

Note 5 – Other Income, net

	Quarter ended		Year to date
	2016	2015	2016	2015
Equity income from investments in unconsolidated affiliates	$18	$15	$44	$31
Foreign exchange net loss and other	(1)	(2)	—	(4)
Other income, net	$17	$13	$44	$27

Note 6 – Supplemental Balance Sheet Information

The Company’s receivables are primarily generated from ongoing business relationships with our franchisees as a result of franchise and lease agreements. Trade receivables consisting of royalties from franchisees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts receivable on our Condensed Combined Balance Sheets.

Accounts Receivable, net	8/31/2016	12/31/2015
Accounts receivable, gross	$112	$78
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$110	$76

Prepaid Expenses and Other Current Assets	8/31/2016	12/31/2015
Assets held for sale(a)	$—	$18
Prepaid rent	38	53
Other prepaid expenses and current assets	42	38
Prepaid expenses and other current assets	$80	$109

(a)	Reflects the carrying value of a corporate aircraft.

Property, Plant and Equipment	8/31/2016	12/31/2015
Buildings and improvements	$2,161	$2,231
Capital leases, primarily buildings	31	35
Machinery and equipment	1,110	1,171
Property, plant and equipment, gross	3,302	3,437
Accumulated depreciation and amortization	(1,595)	(1,596)
Property, plant and equipment, net	$1,707	$1,841

Accounts Payable and Other Current Liabilities	8/31/2016	12/31/2015
Accounts payable	$521	$438
Accrued capital expenditures	123	153
Accrued compensation and benefits	193	180
Other current liabilities	182	155
Accounts payable and other current liabilities	$1,019	$926

Other Liabilities and Deferred Credits	8/31/2016	12/31/2015
Deferred escalating minimum rent	$160	$162
Other noncurrent liabilities and deferred credits	72	72
Other liabilities and deferred credits	$232	$234

Noncontrolling Interests

Noncontrolling interests represent the ownership interests of minority shareholders of the entities that operate KFC restaurants in Beijing and Shanghai, China.  At December 31, 2015, the redeemable noncontrolling interest comprised the 7% ownership interest in Little Sheep held by the Little Sheep founding shareholders, and was classified outside of permanent equity on our Combined Balance Sheets due to redemption rights held by the founding Little Sheep shareholders.  During the quarter ended May 31, 2016, the Little Sheep founding shareholders sold their remaining 7% Little Sheep ownership interest to the Company pursuant to their redemption rights. The difference between the purchase price of less than $1 million, which was determined using a non-fair value based formula pursuant to the agreement governing the redemption rights, and the carrying value of their redeemable noncontrolling interest was recorded as an $8 million loss attributable to noncontrolling interests during the quarter ended May 31, 2016. Consistent with our 2012 gain on the acquisition of Little Sheep and subsequent impairments of Little Sheep goodwill and intangibles in 2013 and 2014, the loss attributable to noncontrolling interests is not being allocated to any segment operating results.  A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

	Noncontrolling Interests	Redeemable Noncontrolling Interest
Balance at December 31, 2015	$58	$6
Net income (loss) – noncontrolling interests	17	1
Noncontrolling interest loss upon redemption	—	(8)
Dividends declared	(7)	—
Currency translation adjustments	(2)	1
Balance at August 31, 2016	$66	$—

Note 7 – Fair Value Measurements

As of August 31, 2016 the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.

In addition, certain of the Company’s assets, such as property, plant and equipment, goodwill and intangible assets, are measured at fair value on a non-recurring basis if determined to be impaired.  During the quarter and year to date ended August 31, 2016, we recorded restaurant-level impairment (Level 3) of $2 million and $35 million, respectively.  During the quarter and year to date ended August 31, 2015, we recorded restaurant-level impairment (Level 3) of nil and $12 million, respectively.  The remaining net book value of the assets measured at fair value as of August 31, 2016, subsequent to these impairments, was not significant.

Note 8 – Income Taxes

	Quarter ended		Year to date
	2016	2015	2016	2015
Income tax provision	$87	$65	$165	$130
Effective tax rate	29.8%	25.2%	28.0%	26.5%

Our effective tax rate is generally lower than the U.S. federal statutory rate of 35% due to the majority of our income being earned in China where the tax rate is lower than the U.S. rate.

Our third quarter and year to date effective tax rates were higher than the prior year primarily due to the write-off of deferred tax assets resulting from a change in our decision not to pursue certain deductions and the increased cost of repatriating current year foreign earnings.

Note 9 – Reportable Operating Segments

We have two reportable segments: KFC and Pizza Hut Casual Dining. We also have three non-reportable operating segments, Pizza Hut Home Service, East Dawning and Little Sheep, which are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in aggregate. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2016	2015	2016	2015
KFC	$1,297	$1,377	$3,325	$3,338
Pizza Hut Casual Dining	511	509	1,253	1,301
All Other Segments	75	83	196	222
Total	$1,883	$1,969	$4,774	$4,861

	Quarter ended		Year to date
Operating Profit	2016	2015	2016	2015
KFC(a)	$239	$222	$539	$431
Pizza Hut Casual Dining	78	64	130	146
All Other Segments	(2)	(4)	(5)	(7)
Unallocated and corporate expenses(b)	(35)	(30)	(96)	(94)
Unallocated Other income(b)	2	—	6	—
Unallocated Refranchising gain(b)	4	3	8	7
Operating Profit	$286	$255	$582	$483
Interest expense, net(b)	3	2	7	4
Income Before Income Taxes	$289	$257	$589	$487

(a)

Includes equity income from investments in unconsolidated affiliates of $18 million and $15 million for the quarters ended August 31, 2016 and August 31, 2015, respectively, and equity income from investments in unconsolidated affiliates of $44 million and $31 million for the years to date ended August 31, 2016 and August 31, 2015, respectively.

(b)	Amounts have not been allocated to any segment for performance reporting purposes.

Note 10 – Contingencies

Indemnification of China Tax on Indirect Transfers of Assets

In February 2015, the Chinese State Administration of Taxation (“SAT”) issued Bulletin 7 on Income arising from Indirect Transfers of Assets by Non-Resident Enterprises. Pursuant to Bulletin 7, an “indirect transfer” of Chinese taxable assets, including equity interests in a Chinese resident enterprise (“Chinese interests”), by a non-resident enterprise, may be recharacterized and treated as a direct transfer of Chinese taxable assets, if such arrangement does not have reasonable commercial purpose and the transferor has avoided payment of Chinese enterprise income tax. As a result, gains derived from such an indirect transfer may be subject to Chinese enterprise income tax at a rate of 10%.

YUM has informed us that it believes that it is more likely than not that YUM will not be subject to this tax with respect to the distribution. However, given how recently Bulletin 7 was promulgated, there are significant uncertainties regarding what constitutes a reasonable commercial purpose, how the safe harbor provisions for group restructurings are to be interpreted and how the taxing authorities will ultimately view the distribution. As a result, YUM’s position could be challenged by Chinese tax authorities resulting in a 10% tax assessed on the difference between the fair market value and the tax basis of the separated China business. As YUM’s tax basis in the China business is minimal, the amount of such a tax could be significant.

Any tax liability arising from the application of Bulletin 7 to the distribution is expected to be settled in accordance with the Tax Matters Agreement between the Company and YUM. Pursuant to the Tax Matters Agreement, to the extent any Chinese indirect transfer tax pursuant to Bulletin 7 is imposed, such tax and related losses will be allocated between YUM and the Company in proportion to their respective share of the combined market capitalization of YUM and the Company during the thirty trading days after the separation. Such a settlement could be significant and have a material adverse effect on our results of operations and our financial condition.

Unconsolidated Affiliates Guarantees

From time to time we have guaranteed certain lines of credit and loans of unconsolidated affiliates.  As of August 31, 2016, there are no guarantees outstanding for unconsolidated affiliates.  Our unconsolidated affiliates had total revenues of approximately $304 million and $787 million for the quarter and year to date ended August 31, 2016, respectively, and assets and debt of approximately $323 million and $13 million, respectively, at August 31, 2016.

Legal Proceedings

We are subject to lawsuits, administrative proceedings and claims that arise in the ordinary course of our business.  These matters typically involve claims from landlords, customers, employees and others related to operational issues common to the restaurant industry.  While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, we believe that the final disposition of the lawsuits, proceedings and claims in which we are involved as of the date of issuance of this report, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or liquidity.

Note 11 – Subsequent Events

The Company evaluates subsequent events in accordance with ASC Topic 855, Subsequent Events.

Investment Agreements With Strategic Investors

On September 1, 2016, YUM and the Company entered into investment agreements with each of Pollos Investment L.P., an affiliate of Primavera Capital Group (“Primavera”), and API (Hong Kong) Investment Limited, an affiliate of Zhejiang Ant Small and Micro Financial Services Group Co., Ltd. (“Ant Financial” and, together with Primavera, the “Investors”).  Pursuant to the investment agreements, on November 1, 2016, Primavera and Ant Financial invested $410 million and $50 million, respectively, for a collective $460 million investment (the “Investment”) in the Company in exchange for: (i) shares of the Company’s common stock representing in the aggregate 5% of the Company’s common stock issued and outstanding immediately following the separation subject to potential adjustment for a final aggregate ownership between 4.3% and 5.9% in the Company and (ii) two tranches of warrants (the “Warrants”), which will be issued to the Investors approximately 70 days after the separation, exercisable by the Investors for an approximate additional 4% ownership, in the aggregate, of the Company’s common stock issued and outstanding after the separation, taking into account the shares previously issued to the Investors.

In connection with and at the closing of the Investment, on November 1, 2016, the Company and the Investors entered into a shareholders agreement, relating to rights and obligations of the Investors as holders of the Company’s common stock and Warrants. Under the terms of the shareholders agreement, after the closing of the Investment, Primavera will be entitled to designate one member of the Company’s board of directors and have the right to designate one non-voting board observer to the Company’s board of directors. In addition, if certain shareholding requirements are met by both Primavera and Ant Financial, Ant Financial will also have the right to designate one non-voting board observer to the Company’s board of directors. If Primavera no longer meets certain shareholding requirements, then three years after such time, Ant Financial will lose its right to designate a board observer (unless such right has been previously terminated pursuant to the terms of the shareholders agreement).

Long Term Incentive Plan

Effective October 31, 2016, the Company adopted the Yum China Holdings, Inc. Long Term Incentive Plan (the “2016 Plan”). The Company has reserved for issuance under the 2016 Plan of 45,000,000 shares of our common stock. Under this plan, the exercise price of stock options and stock appreciation rights (“SARs”) granted must be equal to or greater than the fair market value of the Company’s stock on the date of grant.

Potential awards to employees and non-employee directors under the 2016 Plan include stock options, incentive options, SARs, restricted stock, stock units, restricted stock units (“RSUs”), performance shares, performance units, and cash incentive awards. We have issued only stock options, SARs and RSUs under the 2016 Plan as of the date of issuance of this report. While awards under the 2016 Plan can have varying vesting provisions and exercise periods, outstanding awards under the 2016 Plan vest in periods ranging from three to five years. Stock options and SARs expire ten years after grant.

New Credit Facilities

Subsequent to August 31, 2016, the Company determined it would not renew its existing three-year credit facility. In addition, on October 31, 2016, the Company entered into three new revolving credit facilities of RMB700 million, RMB300 million and RMB200 million (approximately $180 million in the aggregate).  The credit facilities have terms ranging from 1 to 3 years.  Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China and contains financial covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Each credit facility contains cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on the respective agreement. Interest on any outstanding borrowings is due at least monthly.  No amounts are outstanding under these credit facilities as of the date of issuance of this report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China. Our growing restaurant base consists of China’s leading restaurant brands, including KFC, Pizza Hut Casual Dining, Pizza Hut Home Service, East Dawning and Little Sheep.  We have the exclusive right to operate, sub-franchise and license the KFC, Pizza Hut Casual Dining, Pizza Hut Home Service and Taco Bell brands in China, and we own the East Dawning and Little Sheep marks outright. The Company was the first major global restaurant brand to enter China in 1987 and we have developed deep operating experience in the market. We have since grown to become one of China’s largest retail developers covering over 1,100 cities and developing an average of two new locations per day over the past four years.

Our KFC restaurants are the leading Quick-Service Restaurant (“QSR”) brand in the PRC. Today, KFC operates over 5,000 restaurants in over 1,100 cities across China.  Measured by number of restaurants, KFC has a two-to-one lead over the nearest Western QSR competitor and continues to grow in both large and small cities. Similarly, our Pizza Hut restaurants are the leading Casual Dining Restaurant (“CDR”) brand in China. Today, Pizza Hut Casual Dining, with nearly 1,600 restaurants in over 400 cities, has a seven-to-one lead in terms of restaurants over its nearest Western CDR competitor.

The operations of each of the Concepts represent an operating segment of the Company within these Combined Financial Statements. We have two reportable segments: KFC and Pizza Hut Casual Dining. Our remaining operating segments, including the operations of Pizza Hut Home Service, East Dawning and Little Sheep, are combined and referred to as All Other Segments, as those operating segments are individually insignificant.

References to the Company throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) are made using the first person notations of “we,” “us” or “our.”

Spin-off Transaction

The Company separated from YUM on October 31, 2016, becoming an independent publicly traded company as a result of a pro rata distribution to shareholders of YUM of one share of Company common stock for every one share of YUM common stock held as of October 19, 2016. YUM’s Board of Directors approved the distribution on September 23, 2016, and the Company’s Registration Statement was declared effective by the SEC on October 7, 2016. The Company began trading “regular way” under the ticker symbol “YUMC” on the New York Stock Exchange on November 1, 2016.

Basis of Presentation

For the periods presented the Company was a subsidiary of YUM and did not operate as an independent company. The Condensed Combined Financial Statements have been prepared on a standalone basis and are derived from YUM’s Condensed Consolidated Financial Statements and underlying accounting records.  Transactions between the Company and YUM that were not cash settled were considered to be effectively settled at the time the transactions are recorded.

The Condensed Combined Financial Statements include all revenues, costs, assets and liabilities directly attributable to the Company either through specific identification or allocation.  The Condensed Combined Statements of Income include allocations of certain of YUM’s Corporate functions which provide a direct benefit to the Company.  These costs have been allocated based on system sales of the Company relative to YUM’s global system sales.  All allocated costs have been deemed to have been incurred and settled in the period in which the costs were recorded.  The Company considers the expense allocation methodology and results to be reasonable for all periods presented.  However, the allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, publicly traded company for the periods presented.  See Note 3 to the Condensed Combined Financial Statements for further discussion.

Overview

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including performance metrics that management uses to assess the Company's performance.  Throughout this MD&A, we commonly discuss the following performance metrics:

•

The Company provides certain percentage changes excluding the impact of foreign currency translation (“FX” or “Forex”).  These amounts are derived by translating current year results at prior year average exchange rates.  We believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

•

System sales growth includes the results of all restaurants regardless of ownership, including Company-owned, franchise and unconsolidated affiliate restaurants that operate our Concepts, except for non-Company-owned restaurants for which we do not receive a sales-based royalty.  Sales of franchise and unconsolidated affiliate restaurants typically generate ongoing franchise fees for the Company at a rate of approximately 6% of system sales.  Franchise and unconsolidated affiliate restaurant sales are not included in Company sales on the Condensed Combined Statements of Income; however, the franchise fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

•	Same-store sales growth is the estimated percentage change in sales of all restaurants that have been open and in the Company system one year or more.
•

Company Restaurant profit (“Restaurant profit”) is defined as Company sales less expenses incurred directly by our Company-owned restaurants in generating Company sales.  Company restaurant margin as a percentage of sales is defined as Restaurant profit divided by Company sales.  Within the Company Sales and Restaurant Profit analysis, Store Portfolio Actions represent the net impact of new unit openings, acquisitions, refranchising and store closures, and Other primarily represents the impact of same-store sales as well as the impact of changes in costs such as inflation/deflation.

•

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides non-GAAP measurements which present Operating Profit before Special Items and Effective Tax Rate before Special Items. The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally and Special Items are not included in any of our segment results.  These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of Operating Profit before Special Items and Effective Tax Rate before Special Items provides additional information to investors to facilitate the comparison of past and present results, excluding those items that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

All Note references in this MD&A refer to the Notes to the Condensed Combined Financial Statements.  Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding.

Quarters and years to date ended August 31, 2016 and August 31, 2015

Results of Operations

Summary

Quarterly highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Units	GAAP Operating Profit
KFC	+2	(1)	+4	+6
Pizza Hut Casual Dining	+7	(4)	+16	+21
All other segment	(3)	(7)	+8	+92
Total	+3	(1)	+7	+12

Year to date highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Units	GAAP Operating Profit
KFC	+7	+4	+4	+25
Pizza Hut Casual Dining	+2	(9)	+16	(11)
All other segment	(7)	(5)	+8	+50
Total	+5	+1	+7	+21

(a)	System Sales and Same-Store Sales percentages as shown in tables exclude the impact of foreign currency translation.

The Company has 7,330 units, predominately KFC and Pizza Hut Casual Dining restaurants which are the leading quick service and casual dining restaurant brands, respectively, in mainland China. Given our strong competitive position, a growing economy and a population of approximately 1.4 billion in mainland China, the Company has rapidly added KFC, Pizza Hut Casual Dining and Pizza Hut Home Service (home delivery) restaurants. We expect gross new unit growth to be around 525 in 2016.  Additionally, we have allocated our capital to increase our pace of system remodels in China to nearly 800 in 2016.

Effective May 1, 2016, the Chinese government implemented reform of its retail tax structure, which is intended to be a progressive and positive shift to more closely align with a more modern service-based economy. Under this reform a 6% output VAT replaced a 5% Business Tax previously applied to certain restaurant sales. Input VAT is creditable to the aforementioned 6% output VAT. As expected, our restaurant margins have benefited from the new VAT regime. This benefit continues to fluctuate month-to-month as we refine our ability to collect input credits, and as the interpretation of the new VAT rules becomes clearer. Also, during the quarter, an international court ruling in July regarding claims to sovereignty over the South China Sea triggered a series of regional protests and boycotts, intensified by social media, against a few international companies with well-known Western brands. We estimate that this negatively impacted the Company's same store sales by 400 to 500 basis points in the quarter ended August 31, 2016.

The Combined Results of Operations for the quarters and years to date ended August 31, 2016 and August 31, 2015, are presented below:

	Quarter Ended		% B/(W)	Year to Date		% B/(W)
	2016	2015	Reported	2016	2015	Reported
Company sales	$1,848	$1,935	(4)	$4,684	$4,778	(2)
Franchise fees and income	35	34	2	90	83	8
Total revenues	$1,883	$1,969	(4)	$4,774	$4,861	(2)
Restaurant profit	$356	$318	11	$798	$695	15
Restaurant Margin %	19.2%	16.5%	2.7 ppts.	17.0%	14.6%	2.4 ppts.
Operating Profit	$286	$255	12	$582	$483	21
Interest income, net	3	2	73	7	4	74
Income tax provision	(87)	(65)	(33)	(165)	(130)	(28)
Net Income - including noncontrolling interests	202	192	5	424	357	19
Net Income - noncontrolling interests	10	5	(81)	10	5	(81)
Net Income - Yum China Holdings, Inc.	$192	$187	3	$414	$352	18

Reported Effective tax rate	29.8%	25.2%	(4.6) ppts.	28.0%	26.5%	(1.5) ppts.

	Quarter Ended		Year to Date
	2016	2015	2016	2015
System Sales Growth	(3)%	7%	—%	(1)%
System Sales Growth, excluding FX	3%	8%	5%	—%
Same-store Sales Growth (Decline) %	(1)%	2%	1%	(6)%

Unit Count	8/31/2016	8/31/2015	% Increase (Decrease)
Company-owned	5,847	5,521	6
Unconsolidated Affiliates	812	778	4
Franchise	671	568	18
	7,330	6,867	7

Special Items

Special Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Quarter Ended		Year to Date
Detail of Special Items	2016	2015	2016	2015
Reversal of loss associated with planned sale of aircraft(a)	3	—	2	—

Special Items Income - Operating Profit	3	—	2	—
Tax Expense on Special Items(b)	(1)	—	(1)	—
Special Items Income, net of tax - including noncontrolling interests	2	—	1	—
Special Items Expenses, net of tax - noncontrolling interests(c)	—	—	(8)	—
Special Items Income, net of tax – Yum China Holdings, Inc.	$2	$—	$9	$—

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$283	$255	$580	$483
Special Items Income - Operating Profit	3	—	2	—
Reported Operating Profit	$286	$255	$582	$483

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	29.9%	25.2%	28.0%	26.5%
Impact on Tax Rate as a result of Special Items(b)	(0.1)%	—%	—%	—%
Reported Effective Tax Rate (See Note 8)	29.8%	25.2%	28.0%	26.5%

(a)

During the quarter ended August 31, 2016, we completed the sale of a corporate aircraft and recorded a reversal of a portion of the previous loss recognized within Special Items in 2015 to reflect the final proceeds of the sale.

(b)

The tax expense was determined based upon the impact of the nature of each Special Item tax effected at the 25% China tax rate, as well as the jurisdiction of the respective individual pre-tax components within Special Items.

(c)

During the quarter ended May 31, 2016, the Little Sheep founding shareholders sold their remaining 7% Little Sheep ownership interest to the Company pursuant to their redemption rights. The difference between the purchase price of less than $1 million, which was determined using a non-fair value based formula pursuant to the agreement governing the redemption rights, and the carrying value of their redeemable noncontrolling interest was recorded as an $8 million loss attributable to noncontrolling interests. (See Note 6)

Segment Results

KFC

	Quarter Ended				Year to Date
			% B/(W)				% B/(W)
	2016	2015	Reported	Ex FX	2016	2015	Reported	Ex FX
Company sales	$1,263	$1,343	(6)	—	$3,238	$3,257	(1)	5
Franchise fees and income	34	34	1	8	87	81	7	10
Total revenues	$1,297	$1,377	(6)	—	$3,325	$3,338	—	5

Restaurant profit	$251	$232	7	14	$590	$486	21	28
Restaurant margin %	19.8%	17.4%	2.4 ppts.	2.4 ppts.	18.2%	15.0%	3.2 ppts.	3.2 ppts.

G&A expenses	$39	$35	(12)	(19)	$101	$96	(5)	(10)
Closure and impairment expenses, net	$4	$2	NM	NM	$25	$17	(45)	(53)
Other (income) expenses	$(16)	$(13)	24	(32)	$(38)	$(26)	47	(55)
Operating Profit	$239	$222	6	13	$539	$431	25	31

	Quarter Ended		Year to Date
	2016	2015	2016	2015
System Sales Growth, reported	(4)%	6%	1%	(4)%
System Sales Growth, excluding FX	2%	7%	7%	(3)%
Same-Store Sales Growth (Decline) %	(1)%	3%	4%	(7)%

Unit Count	8/31/2016	8/31/2015	% Increase (Decrease)
Company-owned	3,832	3,754	2
Unconsolidated Affiliates	812	778	4
Franchise	443	357	24
	5,087	4,889	4

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	2015	Store Portfolio Actions	Other	FX	2016
Company sales	$1,343	$15	$(17)	$(78)	$1,263
Cost of sales	(433)	(2)	47	24	(364)
Cost of labor	(233)	(3)	(22)	15	(243)
Occupancy and other	(445)	(3)	18	25	(405)
Restaurant profit	$232	$7	$26	$(14)	$251

	Year to Date
Income (Expense)	2015	Store Portfolio Actions	Other	FX	2016
Company sales	$3,257	$42	$113	$(174)	$3,238
Cost of sales	(1,058)	(8)	47	52	(967)
Cost of labor	(605)	(6)	(48)	34	(625)
Occupancy and other	(1,108)	(7)	2	57	(1,056)
Restaurant profit	$486	$21	$114	$(31)	$590

The increase in Company sales and Restaurant profit associated with store portfolio actions for the quarter was driven by net new unit growth, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were the favorable impact of pricing and promotional mix and cost favorability from retail tax structure reform (primarily in cost of sales), partially offset by higher labor costs, including wage inflation of 8%, and commodity inflation of 1%. Company same-store sales declined 1%.

The year to date increase in Company sales associated with store portfolio actions was driven by net new unit growth partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales growth of 4% from pricing and promotional mix, cost favorability due to the retail tax structure reform (primarily in cost of sales) and lower utility costs, partially offset by higher labor costs including wage inflation of 6%.

Franchise Fees and Income

The increase in Franchise fees and income for the quarter, excluding the impact of foreign currency translation, was driven by the impact of refranchising, franchise same-store sales growth of 1% and net new unit growth.

The year to date increase in Franchise fees and income, excluding the impact of foreign currency translation, was driven by the impact of refranchising, franchise same-store sales growth of 5% and net new unit growth.

G&A Expenses

The quarterly and year to date increases in G&A expenses, excluding the impact of foreign currency translation, were driven by higher incentive compensation and wage inflation.

Operating Profit

The increase in Operating Profit for the quarter, excluding the impact of foreign currency translation, was driven by lower restaurant operating costs, including the favorable impact of the retail tax structure reforms, and net new unit growth, partially offset by higher G&A expenses due to wage inflation.

The year to date increase in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales growth of 4%, net new unit growth and lower restaurant operating costs, including the favorable impact of the retail tax structure reform, and increased equity income from investments in unconsolidated affiliates, partially offset by higher G&A expenses and restaurant impairment charges. In addition, the leap year in 2016 added an extra day in February resulting in incremental Operating Profit of $5 million.

Pizza Hut Casual Dining

	Quarter Ended				Year to Date
			% B/(W)				% B/(W)
	2016	2015	Reported	Ex FX	2016	2015	Reported	Ex FX
Company sales	$510	$509	—	6	$1,252	$1,301	(4)	1
Franchise fees and income	1	—	NM	NM	1	—	NM	NM
Total revenues	$511	$509	—	6	$1,253	$1,301	(4)	1

Restaurant profit	$98	$82	19	27	$194	$196	(1)	5
Restaurant margin %	19.2%	16.1%	3.1 ppts.	3.1 ppts.	15.5%	15.0%	0.5 ppts.	0.5 ppts.

G&A expenses	$20	$18	(13)	(20)	$54	$49	(10)	(16)
Closure and impairment expenses, net	$—	$—	NM	NM	$10	$1	NM	NM
Operating Profit	$78	$64	21	29	$130	$146	(11)	(6)

	Quarter Ended		Year to Date
	2016	2015	2016	2015
System Sales Growth, reported	1%	15%	(3)%	12%
System Sales Growth, excluding FX	7%	16%	2%	14%
Same-Store Sales Growth (Decline) %	(4)%	1%	(9)%	(2)%

Unit Count	8/31/2016	8/31/2015	% Increase (Decrease)
Company-owned	1,623	1,411	15
Franchise	20	10	100
	1,643	1,421	16

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	2015	Store Portfolio Actions	Other	FX	2016
Company sales	$509	$51	$(18)	$(32)	$510
Cost of sales	(150)	(12)	28	7	(127)
Cost of labor	(99)	(13)	(6)	7	(111)
Occupancy and other	(178)	(18)	11	11	(174)
Restaurant profit	$82	$8	$15	$(7)	$98

	Year to Date
Income (Expense)	2015	Store Portfolio Actions	Other	FX	2016
Company sales	$1,301	$125	$(106)	$(68)	$1,252
Cost of sales	(387)	(33)	70	17	(333)
Cost of labor	(265)	(33)	3	15	(280)
Occupancy and other	(453)	(47)	31	24	(445)
Restaurant profit	$196	$12	$(2)	$(12)	$194

The increase in Company sales and Restaurant profit associated with store portfolio actions for the quarter was driven by net new unit growth.  Significant other factors impacting Company sales and/or Restaurant profit were the favorable impact from retail tax structure reform (primarily in cost of sales), partially offset by Company same-store sales declines of 4% and higher labor costs including wage inflation of 9%.

The year to date increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth.  Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales declines of 9% and higher labor costs including wage inflation of 8%, partially offset by the favorable impact of retail tax structure reform (primarily in cost of sales) and commodity deflation of 2%.

G&A Expenses

The quarterly and year to date increase in G&A expenses, excluding the impact of foreign currency translation, was driven by higher compensation costs due to wage inflation and increased headcounts.

Operating Profit

The increase in Operating Profit for the quarter, excluding the impact of foreign currency translation, was driven by lower restaurant operating costs, including the favorable impact of the retail tax structure reform, and net new unit growth, partially offset by same-store sales declines and higher G&A expenses.

The year to date decrease in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales declines, higher restaurant impairment charges and higher G&A expenses, partially offset by lower restaurant operating costs, including the favorable impact of the retail tax structure reform and net new unit growth.

All Other Segments

All Other Segments includes Pizza Hut Home Service, East Dawning and Little Sheep.

	Quarter Ended				Year to Date
			% B/(W)				% B/(W)
	2016	2015	Reported	Ex FX	2016	2015	Reported	Ex FX
Company sales	$75	$83	(9)	(3)	$194	$220	(11)	(7)
Franchise fees and income	—	—	5	13	2	2	10	14
Total revenues	$75	$83	(9)	(3)	$196	$222	(11)	(6)

Restaurant profit	$6	$4	85	100	$13	$13	7	16
Restaurant margin %	9.9%	4.9%	5.0 ppts.	5.1 ppts.	7.2%	6.0%	1.2 ppts.	1.4 ppts.

G&A expenses	$7	$7	(8)	(14)	$20	$19	(4)	(10)
Closure and impairment expenses, net	$1	$1	66	63	$1	$4	83	81
Operating Profit (Loss)	$(2)	$(4)	92	94	$(5)	$(7)	50	51

Corporate & Unallocated

	Quarter Ended			Year to Date
Income (Expense)	2016	2015	% B/(W)	2016	2015	% B/(W)
Corporate G&A expenses	$(35)	$(30)	(15)	$(96)	$(94)	(2)
Refranchising gain, net (See Note 4)	4	3	7	8	7	17
Other unallocated	2	—	NM	6	—	NM
Interest income, net	3	2	73	7	4	74
Income tax provision (See Note 8)	(87)	(65)	(33)	(165)	(130)	(28)
Effective tax rate (See Note 8)	29.8%	25.2%	(4.6) ppts.	28.0%	26.5%	(1.5) ppts.

Corporate G&A Expenses

The quarterly and year to date increases in G&A expenses were driven by higher incentive compensation, wage inflation and increased headcounts.

Interest Income, Net

The quarterly and year to date increase in interest income, net was driven by higher returns on short term investments.

Income Tax Provision

Our income tax provision includes tax on our earnings at the China statutory tax rate of 25%.  To the extent those earnings are not deemed permanently reinvested in China we are required to record U.S. tax on those earnings, net of a credit for the foreign taxes paid in China.  Our effective tax rate before special items was 29.9% and 25.2% for the quarters ended August 31, 2016 and August 31, 2015, respectively, and 28.0% and 26.5% for the years to date ended August 31, 2016 and August 31, 2015, respectively.

Our third quarter and year to date effective tax rates were higher than the prior year primarily due to the write-off of deferred tax assets resulting from a change in our decision not to pursue certain deductions and the increased cost of repatriating current year foreign earnings. (See Note 8)

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Effective May 1, 2016, the Chinese government implemented reform to its retail tax structure, which is intended to be a progressive and positive shift to more closely align with a more modern service-based economy. Under this reform, a 6% output VAT replaced the 5% Business Tax previously applied to certain restaurant sales. Input VAT would be creditable to the aforementioned 6% output VAT.

Our restaurant margins benefited from the retail tax structure reform in the quarter ended August 31, 2016 and we expect a positive financial benefit under this VAT regime going forward. However, the amount of our expected benefit from this VAT regime depends on a number of factors, some of which are outside of our control. For example, the VAT reform is still at an early stage of implementation and the interpretation and application of the new VAT regime, including the treatment of certain sales of food not consumed on the premises, may not be immediately clear or settled at some local governmental levels. As a result, for the foreseeable future, the benefit of this significant and complex VAT reform has the potential to fluctuate from quarter to quarter.

Combined Cash Flows

Net cash provided by operating activities was $822 million in 2016 versus $918 million in 2015. The decrease was primarily driven by timing of payments for inventory.

Net cash used in investing activities was $232 million in 2016 compared to $345 million in 2015. The decrease was primarily driven by lower capital spending.

Net cash used in financing activities was $247 million in 2016 compared to $193 million in 2015. The increase was primarily driven by changes in net parent investment.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores and from our franchise operations and dividend payments from our unconsolidated affiliates. Excess cash has historically been repatriated to YUM through intercompany loans or dividends.

Our ability to fund our future operations and capital needs will depend on our ongoing ability to generate cash from operations. We believe our principal uses of cash in the future will be primarily to fund our operations, capital expenditures and any distributions to our shareholders we plan to make, which may take the forms of dividend payments and/or share repurchases. However, pursuant to the shareholders agreement entered into with the Investors on November 1, 2016, we cannot make any share repurchases until 60 days after the separation from YUM. We believe that our future cash from operations, together with our access to funds on hand and capital markets, will provide adequate resources to fund these uses of cash and that our existing cash and net cash from operations will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months.

Our balance sheet may reflect a working capital deficit, which is not uncommon in our industry and is also historically common for the Company. Company sales are paid for in cash or by credit card (which is quickly converted into cash). Substantial amounts of cash received from our restaurant operations are invested in new restaurant assets which are non-current in nature. As part of our working capital strategy, we negotiate favorable credit terms with vendors and our on-hand inventory turns faster than the related short-term liabilities as a result. Accordingly, it is not unusual for current liabilities to exceed current assets. We believe such a deficit has no significant impact on our liquidity or operations.

If our cash flows from operations are less than we require, we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future or at all will be impacted by many factors, including, but not limited to:

•	our financial performance;
•	our credit ratings or absence of a credit rating;
•	the liquidity of the overall capital markets; and
•	the state of the Chinese, U.S. and global economies.

There can be no assurance, particularly as a new company that has no credit rating, that we will have access to the capital markets on terms acceptable to us or at all. See “Risk Factors” included in the Information Statement for a further discussion.

Generally our income is subject to the China statutory tax rate of 25%.  However, to the extent our cash flows from operations exceed our China cash requirements, the excess cash may be subject to an overall tax rate equal to the 35% U.S. statutory income tax rate.

Borrowing Capacity

As of August 31, 2016, we had external bank credit agreements (each a “Credit Facility”) comprised of two RMB300 million revolving credit facilities (approximately $91 million in the aggregate).

On October 31, 2016, we entered into three new revolving credit facilities of RMB700 million, RMB300 million and RMB200 million (approximately $180 million in the aggregate), with similar terms as our existing three-year Credit Facility. We determined that we would not renew our existing three-year Credit Facility. No amounts are outstanding under these credit facilities as of the date of issuance of this report. (See Note 11)

Strategic Investment

On November 1, 2016, immediately following the separation on October 31, 2016, Primavera and Ant Financial invested $410 million and $50 million, respectively, for a collective $460 million investment in the Company in exchange for: (i) shares of the Company’s common stock representing in the aggregate 5% of the Company common stock issued and outstanding immediately following the separation, subject to potential adjustment for a final aggregate ownership between 4.3% and 5.9% in the Company and (ii) warrants, which will be issued to the investors approximately 70 days after the separation, exercisable by the investors for an approximate additional 4% ownership, in the aggregate, of Company common stock issued and outstanding after the separation. (See Note 11)

Off-Balance Sheet Arrangements

See the Unconsolidated Affiliates Guarantees sections of Note 10 for discussion of our off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard. ASU 2014-09 is now effective for the Company in our first quarter of fiscal 2018 with early adoption permitted in the first quarter of 2017. The standard allows for either a full retrospective or modified retrospective transition method. In March and April 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. We do not believe these standards will impact our recognition of revenue from company-owned restaurants or our recognition of continuing fees from franchisees, which are based on a percentage of franchise sales. We are continuing to evaluate the impact the adoption of these standards will have on the recognition of other less significant revenue transactions such as initial fees from franchisees and refranchising of Company-owned restaurants.

In July 2015, the FASB issued ASU No. 2015-10, Inventory (Topic 330)  (ASU 2015-10), which requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-10 is effective for the Company in our first quarter of fiscal 2017 with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our Combined Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the Company in our first quarter of fiscal 2019 with early adoption permitted. The standard must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact the adoption of this standard will have on our Combined Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) (ASU 2016-09): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company in our first quarter of fiscal 2017 with early adoption permitted. Upon adoption of this standard, excess tax benefits associated with share-based compensation, which are currently recognized within Common Stock, will be reflected within the income tax provision in our Condensed Combined Statements of Income.  Additionally, our Condensed Combined Statements of Cash Flows will present such excess tax benefits, which are currently presented as a financing activity, as an operating activity.  The impact of adopting this standard on our Combined Financial Statements will be dependent on the timing and intrinsic value of future share-based compensation award exercises.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) (ASU 2016-13): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company in our first quarter of fiscal 2020 with early adoption permitted beginning in the first quarter of fiscal 2019. We are currently evaluating the impact the adoption of this standard will have on our Combined Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (ASU 2016-15), which provides clarification regarding how certain cash receipts and cash payment are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2018 using a retrospective transition method with early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on our Combined Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

Changes in foreign currency exchange rates impact the translation of our reported foreign currency denominated earnings, cash flows and net investments in foreign operations, virtually all of which are denominated in Chinese Renminbi (“RMB”). Historically, YUM has chosen not to hedge foreign currency risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments. In addition, we attempt to minimize the exposure related to foreign currency denominated financial instruments by purchasing goods and services from third parties in local currencies when practical. Following the separation, the Company is considering a foreign currency risk management program to mitigate our foreign currency exchange risk. As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter and year to date ended August 31, 2016, Operating Profit would have decreased approximately $26 million and $73 million, respectively, if the RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements with our vendors.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report.  Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.

Internal Controls Over Financial Reporting

Under the rules and regulations of the SEC, the Company is not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until its Annual Report on Form 10-K for the year ended December 31, 2017. In its Annual Report on Form 10-K for the year ended December 31, 2017, management and the Company’s independent registered public accounting firm will be required to provide an assessment as to the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended August 31, 2016.

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “ongoing” or other similar terminology.  Forward-looking statements are based on our current expectations, estimates, assumptions or projections concerning future results or events.  Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results to differ materially from those indicated by those statements.  We cannot assure you that any of our expectations, estimates or projections will be achieved.  Factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the risks and uncertainties described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 and any Risk Factors in Part II, Item 1A of this report, (ii) the risks and uncertainties described in the Risk Factors included in the Information Statement and (iii) the factors described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Information Statement. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. We are not undertaking to update any of these statements.

PART II – Other Information and Signatures

Item 1.	Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 10 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A.	Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks.  Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends.  There have been no material changes from the risk factors disclosed in the Information Statement.

Item 6.	Exhibits

(a)	Exhibit Index

Exhibits	Description

2.1**

Separation and Distribution Agreement, dated as of October 31, 2016, by and among Yum! Brands, Inc, Yum Restaurants Consulting (Shanghai) Company Limited and Yum China Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Yum China Holdings, Inc.'s Current Report on Form 8-K filed on November 1, 2016).

3.1

Amended and Restated Certificate of Incorporation of Yum China Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Yum China Holdings, Inc.'s Current Report on Form 8-K filed on November 1, 2016).

3.2	Amended and Restated Bylaws of Yum China Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Yum China Holdings, Inc.'s Current Report on Form 8-K filed on November 1, 2016).

3.3	Certificate of Designations of Preferred Stock (incorporated by reference to Exhibit 3.1 to Yum China Holdings, Inc.'s Registration Statement on Form 8-A filed on October 27, 2016).

4.1

Rights Agreement, dated as of October 27, 2016, by and between Yum China Holdings, Inc. and American Stock Transfer & Trust Company, LLC as rights agent (incorporated by reference to Exhibit 4.1 to Yum China Holdings, Inc.'s Registration Statement on Form 8-A filed on October 27, 2016).

10.1

Master License Agreement, dated as of October 31, 2016, by and between Yum! Restaurants Asia Pte. Ltd. and Yum Restaurants Consulting (Shanghai) Company Limited (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.'s Current Report on Form 8-K filed on November 1, 2016).

10.2

Tax Matters Agreement, dated as of October 31, 2016, by and among Yum! Brands, Inc., Yum China Holdings, Inc. and Yum Restaurants Consulting (Shanghai) Company Limited (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.'s Current Report on Form 8-K filed on November 1, 2016).

10.3

Employee Matters Agreement, dated as of October 31, 2016, by and between Yum! Brands, Inc. and Yum China Holdings, Inc. (incorporated by reference to Exhibit 10.3 to Yum China Holdings, Inc.'s Current Report on Form 8-K filed on November 1, 2016).

10.4

Transition Services Agreement, dated as of October 31, 2016, by and between Yum! Brands, Inc. and Yum China Holdings, Inc. (incorporated by reference to Exhibit 10.4 to Yum China Holdings, Inc.'s Current Report on Form 8-K filed on November 1, 2016).

10.5

Name License Agreement dated as of October 31, 2016, by and between Yum! Brands, Inc. and Yum China Holdings, Inc. (incorporated by reference to Exhibit 10.5 to Yum China Holdings, Inc.'s Current Report on Form 8-K filed on November 1, 2016).

10.6

Guaranty of Master License Agreement, dated as of October 31, 2016, by Yum China Holdings, Inc. (incorporated by reference to Exhibit 10.6 to Yum China Holdings, Inc.'s Current Report on Form 8-K filed on November 1, 2016).

10.7

Shareholders Agreement, dated as of November 1, 2016, by and among Yum China Holdings, Inc., Pollos Investment L.P. and API (Hong Kong) Investment Limited (incorporated by reference to Exhibit 10.7 to Yum China Holdings, Inc.'s Current Report on Form 8-K filed on November 1, 2016).

10.8

Investment Agreement, dated as of September 1, 2016, by and among Yum! Brands, Inc., Yum China Holdings, Inc. and Pollos Investment L.P. (incorporated by reference to Exhibit 10.11 to Amendment No. 5 to Yum China Holdings, Inc.'s Registration Statement on Form 10, filed on September 16, 2016).

10.9

Investment Agreement, dated as of September 1, 2016, by and among Yum! Brands, Inc., Yum China Holdings, Inc. and API (Hong Kong) Investment Limited (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to Yum China Holdings, Inc.'s Registration Statement on Form 10, filed on September 16, 2016).

10.10	Form of Yum China Holdings, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.10 to Yum China Holdings, Inc.'s Current Report on Form 8-K filed on November 1, 2016).

10.11

Letter of Understanding, dated as of October 28, 2016, by and between Yum China Holdings, Inc. and Micky Pant (incorporated by reference to Exhibit 10.11 to Yum China Holdings, Inc.'s Current Report on Form 8-K filed on November 1, 2016).

10.12

Yum China Holdings, Inc. Long Term Incentive Plan (incorporated by reference to  Exhibit 10.7 to Amendment No. 5 to Yum China Holdings, Inc.'s Registration Statement on Form 10, filed on September 16, 2016).

10.13

Yum China Holdings, Inc. Leadership Retirement Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 5 to Yum China Holdings, Inc.'s Registration Statement on Form 10, filed on September 16, 2016).

Exhibits	Description

10.14	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 5 to Yum China Holdings, Inc.'s Registration Statement on Form 10, filed on September 16, 2016).

10.15	Form of Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to Yum China Holdings, Inc.'s Registration Statement on Form 10, filed on September 16, 2016).

10.16

Letter of Understanding between Yum! Restaurants Consulting (Shanghai) Company Limited and Ted Stedem, dated as of August 3, 2016 (incorporated by reference to Exhibit 10.14 to Amendment No. 5 to Yum China Holdings, Inc.'s Registration Statement on Form 10, filed on September 16, 2016).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed or furnished herewith.

**

Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules and/or exhibits will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

Yum China Holdings, Inc.
(Registrant)

Date:	November 17, 2016	/s/ Paul Hill
Vice President and Controller
(Principal Accounting Officer)