Form 10-K
period 2016-12-31
Yum China Holdings, Inc.
filed 2017-03-08
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-37762

Yum China Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-2421743
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

7100 Corporate Drive Plano, Texas 75024 United States of America	16/F Two Grand Gateway 3 Hong Qiao Road Shanghai 200030 People’s Republic of China

(Address, including Zip Code, of Principal Executive Offices)

Registrant’s telephone number, including area code: (972) 338-7530

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      No ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      No ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):  Large accelerated filer:  ☐  Accelerated filer:  ☐  Non-accelerated filer:  ☑  Smaller reporting company:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No ✓

As of May 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not traded on any exchange or over-the-counter market. The number of shares outstanding of the registrant’s common stock as of February 28, 2017 was 384,311,143 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2017 annual meeting of stockholders (the “2017 Proxy Statement”), to be filed not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This annual report on Form 10-K (this “Form 10-K”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (referred to herein as “Exchange Act”).  We intend all forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology.  Forward-looking statements are based on our current expectations, estimates, assumptions or projections concerning future results or events, including, without limitation, statements regarding our new store development plans, growth and margin expansion opportunities, expected franchisee ownership mix and benefits from VAT reform. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those forward-looking statements.  We cannot assure you that any of our expectations, estimates, assumptions or projections will be achieved.  Factors that could cause actual results and events to differ materially from our expectations, estimates, assumptions or projections include (i) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K.  You should not place undue reliance on forward-looking statements, which speak only as of the date hereof.  We disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law.

2016 Form 10-K

PART I

Item 1.	Business.

Yum China Holdings, Inc. (referred to herein as “Yum China” and, together with its subsidiaries the “Company,” “we,” “us,” and “our”) was incorporated in Delaware on April 1, 2016. The Company’s U.S. office is located at 7100 Corporate Drive, Plano, Texas, 75024, which carries on the key book-keeping, record-keeping and day-to-day management functions of the holding company, and the telephone number at that location is (972) 338-7530. The Company’s operational headquarters is located at 16/F Two Grand Gateway, 3 Hong Qiao Road, Shanghai, 200030, People’s Republic of China (the “PRC” or “China”), where its senior management team is based. Our website address is http://www.yumchina.com. The reference to the Company’s website address is for informational purposes only, does not constitute incorporation by reference of the information contained on the website and should not be considered part of this Form 10-K.

“U.S. dollars”, “$” or “US$” refers to the legal currency of the United States, and “RMB” or “Renminbi” refers to the legal currency of China.

References to “our” or “the Company’s” restaurants or restaurant system include references to restaurants owned or franchised by us.

Spin-off Transaction

The Company separated from Yum! Brands, Inc. (“YUM” or the “Parent”) on October 31, 2016 (the “separation”), becoming an independent, publicly traded company as a result of a pro rata distribution (the “distribution”) of all outstanding shares of Yum China common stock to shareholders of YUM. On October 31, 2016, YUM’s shareholders of record as of 5:00 p.m. Eastern Time on October 19, 2016 received one share of Yum China common stock for every one share of YUM common stock held as of the record date. Yum China’s common stock began trading “regular way” under the ticker symbol “YUMC” on the New York Stock Exchange on November 1, 2016.

In connection with the separation of the Company from YUM, Yum! Restaurants Asia Pte. Ltd. (“YRAPL”), a wholly-owned indirect subsidiary of YUM, and Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of Yum China, entered into a 50-year master license agreement with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew, for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its subsidiaries for the development, promotion and operation of the KFC, Pizza Hut and, subject to achieving certain agreed upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the PRC, excluding Hong Kong, Taiwan and Macau. In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. We own the East Dawning and Little Sheep intellectual property and pay no license fee related to these concepts.

The KFC, Pizza Hut, East Dawning, Little Sheep and Taco Bell brands are collectively referred to as the “brands.” The KFC, Pizza Hut Casual Dining, Pizza Hut Home Service, East Dawning, Little Sheep and Taco Bell concepts are collectively referred to as the “Concepts.” Throughout this Form 10-K, the terms “restaurants,” “stores” and “units” are used interchangeably.

2016 Form 10-K

General

We are the largest restaurant company in China, with over 7,500 restaurants as of year-end 2016, and $6.8 billion of revenue, net income of $502 million and $1.13 billion of adjusted EBITDA in 2016. Our growing restaurant base consists of China’s leading restaurant concepts, including KFC, Pizza Hut Casual Dining, Pizza Hut Home Service, East Dawning, Little Sheep and Taco Bell. We have the exclusive right to operate and sub-license the KFC, Pizza Hut and Taco Bell brands in China, and own the East Dawning and Little Sheep concepts outright. We were the first major global restaurant brand to enter China in 1987 and we have developed deep experience operating in the market. We have since grown to become one of China’s largest retail developers covering over 1,100 cities and opening an average of two new locations per day over the past five years.

As of December 31, 2016, we owned and operated approximately 90% of our restaurants. Franchisees contribute to our revenues on an ongoing basis through the payment of royalties based on a percentage of sales. KFC is the leading quick-service restaurant (“QSR”) brand in China in terms of system sales and number of restaurants. As of December 31, 2016, KFC operated over 5,200 restaurants in over 1,100 cities across China. Measured by number of restaurants, we believe KFC has a two-to-one lead over the nearest Western QSR competitor in China and KFC continues to grow in both large and small cities. Similarly, Pizza Hut Casual Dining is the leading casual dining restaurant (“CDR”) concept in China as measured by system sales and number of restaurants. We believe Pizza Hut Casual Dining, with over 1,700 restaurants in over 400 cities as of December 31, 2016, has an approximately six-to-one lead in terms of restaurants over its nearest Western CDR competitor in China.

Restaurant Concepts

Most restaurants in each Concept offer consumers the ability to dine in and/or carry out food. In addition, KFC, Pizza Hut Casual Dining, Pizza Hut Home Service and East Dawning offer delivery service.

Each Concept has proprietary menu items, many developed in China, and emphasizes the preparation of food with high quality ingredients, as well as unique recipes and special seasonings to provide appealing, tasty and convenient food at competitive prices.

Following is a brief description of each Concept:

KFC

KFC is the largest restaurant brand in China in terms of system sales and number of restaurants. Founded in Corbin, Kentucky by Colonel Harland D. Sanders in 1939, KFC opened its first restaurant in Beijing, China in 1987. As of December 31 2016, almost 30 years later, there were over 5,200 KFC restaurants in China, and the Company plans to continue adding new units. In addition to Original Recipe chicken, KFC in China has an extensive menu featuring pork, seafood, rice dishes, fresh vegetables, soups, congee, desserts and many other products, including premium coffee. The KFC brand is also seeking to increase revenues from its restaurants throughout the day with breakfast, delivery and 24-hour operations in many of its locations.

Pizza Hut Casual Dining

Pizza Hut Casual Dining is the largest Western CDR brand in China as measured by system sales and number of restaurants. It operates in over 400 cities and offers multiple dayparts, including breakfast and afternoon tea. The first Pizza Hut Casual Dining restaurant in China opened in 1990, and as of year-end 2016 , there were over 1,700 Pizza Hut Casual Dining restaurants in China. Pizza Hut Casual Dining has an extensive menu offering a broad variety of pizzas, entrees, pasta, rice dishes, appetizers, beverages and desserts. In 2016, Pizza Hut Casual Dining was again ranked the “Most Preferred Western Casual Dining Restaurant” in China by The Nielsen Corporation.

2016 Form 10-K

Other Concepts

Pizza Hut Home Service. The Company introduced pizza delivery to China in 2001, and as of December 31, 2016 there were over 360 Pizza Hut Home Service units in over 50 cities in China, specializing in professional and convenient delivery of Chinese food as well as pizza. Over 80% of the brand’s orders came through online or mobile channels in 2016. We believe its professional service and diverse menu provide a strong platform for continued growth in the future.

Little Sheep. A casual-dining brand with its roots in Inner Mongolia, China, Little Sheep specializes in “Hot Pot” cooking, which is very popular in China, particularly during the winter months. Little Sheep had over 240 units in both China and international markets as of December 31, 2016. Of these, over 200 units were franchised.

East Dawning. East Dawning is a Chinese food QSR brand, primarily located in large coastal cities. There were 13 restaurants as of year-end 2016. This brand is not viewed as a significant growth engine for the Company.

Taco Bell. Taco Bell is the world’s leading QSR brand specializing in Mexican-style food, including tacos, burritos, quesadillas, salads, nachos and similar items. The Company opened its first Taco Bell restaurant in Shanghai, China, in December 2016.

Reportable Segments

We have two reportable segments: KFC and Pizza Hut Casual Dining. We also have four other operating segments consisting of the operations of Pizza Hut Home Service, East Dawning, Little Sheep and Taco Bell, which are combined and referred to as All Other Segments.

In the first quarter of 2017, we started discussions on integrating the management and business approach for Pizza Hut Casual Dining and Pizza Hut Home Service which allow us to create a network of approximately 2,000 stores for pizza delivery. As we make progress on implementing changes, we will continue to evaluate the impact on reportable segments.

The following table presents the total segment revenue attributable to each reportable segment for each of the last three years.

	Revenues ($ Billions)
	2016	2015	2014
KFC	4.7	4.8	4.9
Pizza Hut Casual Dining	1.8	1.8	1.7
All Other Segments	0.3	0.3	0.3
	6.8	6.9	6.9

See Note 18 to the Consolidated and Combined Financial Statements in Part II, Item 8. for additional information concerning the Company’s segments.

Our Strategies

The Company’s primary strategy is to grow sales and profits across its portfolio of brands through increased brand relevance, new store development and enhanced unit economics. Other areas of investment include store remodels, product innovation and quality, improved operating platforms leading to improved service, store-level human resources including recruiting and training, creative marketing programs and product testing.

2016 Form 10-K

New-Unit Growth

Rapidly growing consumer class. Given the rapidly expanding middle class, we believe that there is significant opportunity to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new markets. We expanded our restaurant count from 4,493 units in 2011 to 7,562 units as of the end of 2016, representing a compounded annual growth rate (“CAGR”) of 11%.

Franchise opportunity. As of December 31, 2016, approximately 10% of our restaurants were operated by franchisees. Going forward, we anticipate high franchisee demand for our brands, supported by strong unit economics, operational consistency and simplicity, and multiple store types to drive restaurant growth. While the franchise market in China is still in its early stages compared to developed markets, the Company plans to continue to increase its franchisee-owned store percentage over time.

Development pipeline. We consider our development pipeline to be robust, and believe we have an opportunity to grow our restaurant count three times over the next two to three decades. For additional information on the risks associated with this growth strategy, see the section entitled “Item 1A. Risk Factors,” including the risk factor entitled “We may not attain our target development goals; aggressive development could cannibalize existing sales; and new restaurants may not be profitable.” We also believe the opportunity to expand Taco Bell restaurants and other Concepts could further increase our total unit count.

Same-Store Sales Growth

Flavor innovation. We are keenly aware of the strength of our core menu items but we also seek to continue to introduce innovative items to meet evolving consumer preferences and local tastes, while simultaneously maintaining brand relevance and broadening brand appeal. For example, KFC offers soy bean milk, fried dough sticks and congee for breakfast. In addition to breakfast, KFC has introduced rice dishes, Peking style chicken twisters, roasted chicken products, egg tarts and fresh lemon/calamansi tea.

Daypart opportunities. We believe there are significant daypart opportunities across our brands. For example, KFC  introduced premium coffee to expand its breakfast and afternoon dayparts and Pizza Hut Casual Dining has focused on breakfast and afternoon tea to further grow same-store sales.

Customer frequency through mobile connectivity. KFC rolled out its K-Gold loyalty program in 2015 with the eventual goal of a fully digitized customer experience. The brand also plans to improve the customer experience through ease of ordering and speed of service, supported by innovative technology. Pizza Hut Casual Dining is a leader in providing a digital experience with its loyalty program, free in-store Wi-Fi, queue ticketing and pre-ordering, partnering with Alipay and WeChat to receive cashless payments. As of December 31, 2016, our loyalty programs have over 80 million members between KFC and Pizza Hut and are ranked #1 in the restaurant industry worldwide in terms of number of members.

Best in-store experience. The Company continuously looks for ways to improve the customer experience. For example, with continued investment in refurbishing our restaurants, over 75% of KFC’s store portfolio as of December 31, 2016 has been remodeled or built in the past five years. Pizza Hut Casual Dining is also well-regarded for offering consumers a contemporary casual dining setting. Our brands also look to improve efficiency to drives sales growth. For example, we are simplifying menu boards and fine-tuning our digital menu boards and in-store self-service order devices. We are also exploring expansion of our delivery business through online-to-offline, or O2O (known as aggregators).

Value innovation. KFC plans to continue to focus on value with product offerings such as the bucket and increased combo options throughout the day. Pizza Hut Casual Dining expects to leverage past innovations like business lunch set and breakfast to drive growth.

2016 Form 10-K

O2O and home delivery. China is a world leader in the emerging O2O market. This is where digital online ordering technologies interact with traditional brick and mortar retail to enhance the shopping experience. In the restaurant sector, KFC and Pizza Hut Home Service are already leading brands in home delivery in terms of online sales in China. We see considerable further growth potential in the rapidly growing in-home consumption market by aligning our proven restaurant operation capabilities with emerging specialized O2O firms, or aggregators, that offer consumers the ability to order any restaurant food at home. Pizza Hut Home Service started partnering with aggregators in 2014, followed by KFC and Pizza Hut Casual Dining in 2015. These aggregators include our restaurants in their mobile or online platforms and we generate revenue when orders placed through the platforms are delivered to the customers. We use our own staff, including outsourced riders, to deliver orders placed through aggregators’ platforms to customers of KFC and Pizza Hut Home Service, while we use the aggregators’ delivery services, for which we pay a commission, for Pizza Hut Casual Dining orders. For orders that are placed through the platforms, customers make payments to the aggregators through either mobile payment applications, such as WeChat and Alipay, which are managed by third-party payment processors, or cash upon delivery. For transactions with payments collected by the aggregators from customers, the aggregators settle the amount with third-party payment processors and remit the proceeds to the restaurants generally within a few business days, with limited exceptions. In 2016, approximately 10% of the Company’s sales were generated from delivery. This could be an exciting new business opportunity with potential to create substantial stockholder value.

Enhanced Profitability

We focus on improving our unit-level economics and overall profits while also making the necessary investments to support our future growth. Since we increased our focus on restaurant margin improvement in late 2013, restaurant margins improved over three percentage points from 2014 to 2016. We plan to pursue additional opportunities to improve profits over the long term by continuing our focus on fiscal discipline and leveraging fixed costs, while maintaining the quality customer experience for which our brands are known.

Franchise and New Business Development

The franchise programs of the Company are designed to promote consistency and quality, and the Company is selective in granting franchisees. Franchisees supply capital – initially by paying a franchise fee to the Company and by purchasing or leasing the land use right, building, equipment, signs, seating, inventories and supplies; and, over the longer term, by reinvesting in the business through expansion. As of December 31, 2016, franchisees owned and operated about 10% of our restaurants. Franchisees contribute to the Company’s revenues on an ongoing basis through the payment of royalties based on a percentage of sales.

The Company believes that it is important to maintain strong and open relationships with its franchisees and their representatives. To this end, the Company invests a significant amount of time working with the franchisees and their representative organizations on key aspects of the business, including products, equipment, operational improvements and standards and management techniques.

2016 Form 10-K

Restaurant Operations

Restaurant management structure varies among our brands and by unit size. Generally, each restaurant operated by the Company is led by a Restaurant General Manager (“RGM”), together with one or more Assistant Managers. RGMs are skilled and highly trained, with most having a college-level education. Each brand issues detailed manuals, which may then be customized to meet local regulations and customs. These manuals set forth standards and requirements for all aspects of restaurant operations, including food safety and quality, food handling and product preparation procedures, equipment maintenance, facility standards and accounting control procedures. The restaurant management teams are responsible for the day-to-day operation of each unit and for ensuring compliance with operating standards. The performance of RGMs is regularly monitored and coached by Area Managers. In addition, senior operations leaders regularly visit restaurants to promote adherence to system standards and mentor restaurant teams.

Supply and Distribution

The Company’s restaurants, including those operated by franchisees, are substantial purchasers of a number of food and paper products, equipment and other restaurant supplies. The principal items purchased include chicken, cheese, beef and pork products and paper and packaging materials. The Company has not experienced any significant, continuous shortages of supplies, and alternative sources for most of these products are generally available. Prices paid for these supplies fluctuate. When prices increase, the brands may attempt to pass on such increases to their customers, although there is no assurance that this can be done practically.

The Company partners with approximately 600 independent suppliers, mostly China-based, providing a wide range of products. The Company, along with multiple independently owned and operated distributors, utilizes 17 logistics centers and one consolidation center to distribute restaurant products to owned and franchised stores. The Company also owns a seasoning facility in Inner Mongolia, which supplies products to the Little Sheep business, as well as to third-party customers.

Prior to August 2016, all restaurants that operate the Company’s Concepts, including those owned by franchisees and unconsolidated affiliates, entered into purchase agreements with each of our approved third-party suppliers for raw materials with agreed pricing guidelines applicable to all entities. To improve efficiency and effectiveness of the procurement process, in August 2016, the Company adopted a central procurement model whereby the Company centrally purchases substantially all food and paper products from approved suppliers for most of the restaurants regardless of ownership and then onward sells and delivers them to most of the legal entities, including franchisees and unconsolidated affiliates, that operate the Company’s restaurants. The Company believes this central procurement model allows the Company to maintain quality control and achieves better prices and terms through volume purchases. Under the central procurement model, the materials purchased from various suppliers are intended to be sold to most of the legal entities on a cost-plus basis. The ordering process remains the same under the central procurement model except that the legal title of all materials is initially under the Company instead of the other legal entities. As a result, net inventory, receivables due from franchisees and unconsolidated affiliates, and payables due to suppliers increased as of December 31, 2016.

Food safety is the top priority at the Company. Food safety systems include rigorous standards and training of employees in our restaurants and distribution system, as well as requirements for suppliers. These standards and training topics include, but are not limited to, employee health, product handling, ingredient and product temperature management and prevention of cross contamination. Food safety training is focused on illness prevention, food safety and regulation adherence in day-to-day operations. Our standards also promote compliance with applicable laws and regulations when building new or renovating existing restaurants. For further information on food safety issues, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Food safety and food-borne illness concerns may have an adverse effect on our reputation and business”.

2016 Form 10-K

Trademarks and Patents

The Company’s use of certain material trademarks and service marks is governed by a master license agreement between YRAPL and YCCL. The Company is the exclusive licensee of the KFC, Pizza Hut and, subject to achieving certain agreed upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the PRC, excluding Hong Kong, Taiwan and Macau. The term of the license is 50 years with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew.

The Company’s use of certain other material intellectual property (including intellectual property in product recipes, restaurant operation and restaurant design) is likewise governed by the master license agreement with YRAPL.

The Company owns registered trademarks and service marks relating to the East Dawning and Little Sheep brands. Collectively, these licensed and owned marks have significant value and are important to the Company’s business. The Company’s policy is to pursue registration of our important intellectual property rights whenever feasible and to oppose vigorously any infringement of our rights.

Working Capital

Information about the Company’s working capital is included in MD&A in Part II, Item 7. and the Consolidated and Combined Statements of Cash Flows in Part II, Item 8.

Seasonality

Due to the nature of our operations, the Company has experienced higher sales during holidays and summer months.

Competition

Data from the National Bureau of Statistics of China indicates that sales in the consumer food service market in China totaled over $500 billion in 2016. Industry conditions vary by region, with local Chinese restaurants and Western chains present, but the Company possesses the largest market share (as measured by both units and system sales). On average, competition in China is less compared to the United States, and branded QSR units per population are well below that of the United States. However, competition is increasing, and the Company still competes with respect to food quality, price, service, convenience, restaurant location and concept. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and disposable income. The Company competes not only for consumers but also for management and hourly personnel and suitable real estate sites. Among KFC’s primary competitors in China are restaurant chains such as McDonald’s and Dicos. Pizza Hut’s Western pizza-brand competitors include Domino’s and Papa John’s.

Research and Development (“R&D”)

The Company operates a test kitchen in Shanghai, China to promote product innovation. From time to time, the Company also works with independent suppliers to conduct R&D activities for the benefit of the Company. The Company expensed $5 million in each of 2016, 2015 and 2014 for R&D activities.

2016 Form 10-K

Government Regulations

The Company is subject to various laws affecting its business, including laws and regulations concerning information security, labor, health, sanitation and safety. Each of the Concepts’ restaurants must comply with licensing and regulation by a number of governmental authorities, which include restaurant operation, health, sanitation, food safety, environmental protection and fire agencies in the province and/or municipality in which the restaurant is located. The Company has not historically been materially adversely affected by such licensing and regulation or by any difficulty, delay or failure to obtain required licenses or approvals. The Company is also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment, as well as anti-bribery and corruption laws. See “Item 1A. Risk Factors” for a discussion of risks relating to federal, state, provincial, local and international governmental regulation of our business.

Regulations Relating to Dividend Distribution

The Chinese laws, rules and regulations applicable to our China subsidiaries permit payments of dividends only out of their accumulated profits, if any, determined in accordance with applicable accounting standards and regulations. In addition, under Chinese law, an enterprise incorporated in China is required to set aside at least 10% of its after-tax profits each year, after making up previous years’ accumulated losses, if any, to fund certain statutory reserve funds, until the aggregate amount of such a fund reaches 50% of its registered capital. As a result, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. At the discretion of their board of directors, as enterprises incorporated in China, our China subsidiaries may allocate a portion of their after-tax profits based on China accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

Regulations Relating to Taxation

Enterprise Income Tax. Under the China Enterprise Income Tax Law (the “EIT Law”) and its implementation rules, a China resident enterprise is subject to Chinese enterprise income tax in respect of its net taxable income derived from sources inside and outside China. The term “resident enterprise” refers to any enterprise established in China and any enterprise established outside China with a “de facto management body” within China.

Our China subsidiaries are regarded as China resident enterprises by virtue of their incorporation in China, and are generally subject to Chinese enterprise income tax on their worldwide income at the current uniform rate of 25%, unless reduced under certain specific qualifying criteria. Our China subsidiaries may deduct reasonable expenses that are actually incurred and are related to the generation of their income, including interest and other borrowing expenses, amortization of land use rights and depreciation of buildings and certain fixed assets, subject to any restrictions that may be imposed under the EIT Law, its implementation regulations and any applicable tax notices and circulars issued by the Chinese government or tax authorities.

Yum China and each subsidiary of Yum China that is organized outside of China intends to conduct its management functions in a manner that does not cause it to be a China resident enterprise, including by carrying on its day-to-day management activities and maintaining its key records, such as resolutions of its board of directors and resolutions of stockholders, outside of China. As such, we do not believe that Yum China or any of its non-Chinese subsidiaries should be considered a China resident enterprise for purposes of the EIT Law, and should not be subject to Chinese enterprise income tax on that basis. See “Risk Factors—Risks Related to Doing Business in China—Under the EIT Law, if we are classified as a China resident enterprise for Chinese enterprise income tax purposes, such classification would likely result in unfavorable tax consequences to us and our non-Chinese stockholders.”

2016 Form 10-K

Value-Added Tax / Business Tax and Local Surcharges. Effective on May 1, 2016, a 6% value-added tax (“VAT”) on output replaced the 5% business tax (“BT”) that has historically been applied to certain restaurant sales under the China Provisional Regulations on Business Tax. Pursuant to Circular Caishui [2016] No. 36 jointly issued by the Ministry of Finance and the State Administration of Taxation (“SAT”), beginning May 1, 2016, any entity engaged in the provision of catering services in China is generally required to pay VAT at the rate of 6% on revenues generated from the provision of such services, less any creditable VAT already paid or borne by such entity upon purchase of materials and services. Local surcharges generally ranging from 7% to 13%, varying with the location of the relevant China subsidiary, are imposed on the amount of VAT payable. On December 21, 2016, Circular Caishui [2016] No. 140 was jointly issued by the Ministry of Finance and the SAT, pursuant to which it was confirmed that an entity engaged in catering services shall pay VAT at the rate of 6% on revenues generated from the provision of take-out food.

Repatriation of Dividends from Our China Subsidiaries. Dividends (if any) paid by our China subsidiaries to their direct offshore parent company are subject to Chinese withholding income tax at the rate of 10%, provided that such dividends are not effectively connected with any establishment or place of the offshore parent company in China. The 10% withholding income tax rate may be reduced or exempted pursuant to the provisions of any applicable tax treaties or tax arrangements entered into by China. In the event that any dividend is or is deemed paid to Yum China, it is subject to U.S. federal income tax with credits for foreign taxes paid, and the utilization of foreign tax credits is subject to complex limitations.

Gains on Direct Disposal of Equity Interests in Our China Subsidiaries. Under the EIT Law and its implementation rules, gains derived by non-resident enterprises from the sale of equity interests in a China resident enterprise are subject to Chinese withholding income tax at the rate of 10%. The 10% withholding income tax rate may be reduced or exempted pursuant to applicable tax treaties or tax arrangements. The gains are computed based on the difference between the sales proceeds and the original investment basis. Stamp duty is also payable upon a direct transfer of equity interest in a China resident enterprise. The stamp duty is calculated at 0.05% on the transfer value, payable by each of the transferor and transferee. We may be subject to these taxes in the event of any future sale by us of a China resident enterprise.

Gains on Indirect Disposal of Equity Interests in Our China Subsidiaries. In February 2015, the SAT issued the SAT’s Bulletin on Several Issues of Enterprise Income Tax on Income Arising from Indirect Transfers of Property by Non-resident Enterprises (“Bulletin 7”). Pursuant to Bulletin 7, an “indirect transfer” of Chinese taxable assets, including equity interests in a China resident enterprise (“Chinese interests”), by a non-resident enterprise, may be recharacterized and treated as a direct transfer of Chinese taxable assets, if such arrangement does not have reasonable commercial purpose and the transferor avoids payment of Chinese enterprise income tax. Where a non-resident enterprise conducts an “indirect transfer” of Chinese interests by disposing of equity interests in an offshore holding company, the transferor, transferee and/or the China resident enterprise being indirectly transferred may report such indirect transfer to the relevant Chinese tax authority, which may in turn report upward to the SAT. Using general anti-tax avoidance provisions, the SAT may treat such indirect transfer as a direct transfer of Chinese interests if the transfer avoids Chinese tax by way of an arrangement without reasonable commercial purpose. As a result, gains derived from such indirect transfer may be subject to Chinese enterprise income tax, and the transferee or other person who is obligated to pay for the transfer would be obligated to withhold the applicable taxes, currently at a rate of up to 10% of the capital gain in the case of an indirect transfer of equity interests in a China resident enterprise. Both the transferor and the party obligated to withhold the applicable taxes may be subject to penalties under Chinese tax laws if the transferor fails to pay the taxes and the party obligated to withhold the applicable taxes fails to withhold the taxes.

2016 Form 10-K

The above regulations do not apply if either (i) the selling non-resident enterprise recognizes the relevant gain by purchasing and selling equity of the same listed enterprise in the open market (the “listed enterprise exception”); or (ii) the selling non-resident enterprise would have been exempted from enterprise income tax in China pursuant to applicable tax treaties or tax arrangements, if it had directly held and transferred such Chinese interests that were indirectly transferred. Under current law, the China indirect transfer rules do not apply to gains recognized by individual stockholders, regardless of whether or not they acquire or transfer our stock in open market transactions. However, in practice there have been a few reported cases of individuals being taxed on the indirect transfer of Chinese interests and the law could be changed so as to apply to individual stockholders, possibly with retroactive effect.

It is unclear whether Company stockholders that acquired Yum China stock through the distribution will be treated as acquiring Yum China stock in an open market purchase. If such acquisition of Yum China stock is not treated as acquired in an open market purchase, the listed transaction exception will not be available for transfers of such stock. We expect that transfers in open market transactions of our stock by corporate or other non-individual stockholders that have purchased our stock in open market transactions will not be taxable under the China indirect transfer rules due to the listed enterprise exception. Transfers, whether in the open market or otherwise, of our stock by corporate and other non-individual stockholders that acquired our stock in the distribution or in non-open market transactions may be taxable under the China indirect transfer rules and our China subsidiaries may have filing obligations in respect of such transfers upon the request of relevant China tax authorities. Transfers of our stock in non-open market transactions by corporate and other non-individual stockholders may be taxable under the China indirect transfer rules, whether or not such stock was acquired in open market transactions, and our China subsidiaries may have filing obligations in respect of such transfers upon the request of relevant China tax authorities. Corporate and other non-individual stockholders may be exempt from taxation under the China indirect transfer rules with respect to transfers of our stock if they are tax resident in a country or region that has a tax treaty or arrangement with China that provides for a capital gains tax exemption and they qualify for that exemption.

See Item 1A. “Risk Factors” for a discussion of risks relating to federal, state, local and international regulation relating to taxation of our business.

Employees

As of year-end 2016, the Company employed approximately 420,000 persons, approximately 90% of whom were restaurant team members who were employed on a full- or part-time basis with their pay calculated based on their service hours. The Company believes that it provides working conditions and compensation that compare favorably with those of our principal competitors. The majority of our employees are paid on an hourly basis. The Company considers our employee relations to be good.

Unconsolidated Affiliates

As of year-end 2016, 11% of our system wide restaurants were operated by unconsolidated affiliates that operated as franchisees. All of these restaurants were KFC restaurants, or 16% of total KFC restaurants as of year-end 2016. These unconsolidated affiliates are Chinese joint venture entities partially owned by the Company, which helped KFC establish its initial presence in certain regions of China.

2016 Form 10-K

Available Information

The Company makes available through the Investor Relations section of its internet website at http://www.yumchina.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the U.S. Securities and Exchange Commission (“SEC”). These reports may also be obtained by visiting the SEC’s website at http://www.sec.gov or the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1 (800) SEC-0330.

Our Corporate Governance Principles and our Code of Conduct are also located within the Investor Relations section of the Company’s website at http://www.yumchina.com. The reference to the Company’s website address and the SEC’s website address is for informational purposes only, does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this Form 10-K. These documents, as well as our SEC filings, are available in print free of charge to any stockholder who requests a copy from our Investor Relations Department by contacting Yum China at 7100 Corporate Drive, Plano, Texas 75024 United States of America, Attention: Investor Relations.

Executive Officers of the Registrant

The executive officers of the Company as of March 3, 2017, and their ages and current positions as of that date, are as follows:

Name	Age	Title
Muktesh “Micky” Pant	62	Chief Executive Officer
Edwin “Ted” Stedem	44	Chief Financial Officer
Joey Wat	45	President and Chief Operating Officer
Peter Kao	59	General Manager, Pizza Hut Casual Dining
Mark Chu	59	Senior Advisor to the Chief Executive Officer
Shella Ng	51	Chief Legal Officer and Corporate Secretary
Danny Tan	47	Chief Support Officer
Christabel Lo	54	Chief People Officer
Sunny Sun	44	Chief Growth Officer
Johnson Huang	54	General Manager, KFC
Ted Lee	50	General Manager, Little Sheep
Jeff Kuai	36	General Manager, Pizza Hut Home Service
Angela Ai	63	Chief Development Officer
Alice Wang	47	Senior Vice President, Public Affairs
Paul Hill	56	Vice President and Controller

Micky Pant has served as the Chief Executive Officer of Yum China and as a member of our board of directors since October 2016. He served as CEO of the YUM China Division (“Yum! Restaurants China”) from August 2015 to October 2016. Before becoming CEO of the Yum! Restaurants China, Mr. Pant has held a number of leadership positions at YUM, including CEO of the KFC Division, CEO of Yum! Restaurants International (“YRI”), President of Global Branding for YUM, President of YRI, Chief Marketing Officer of YUM, Global Chief Concept Officer for YUM and President of Taco Bell International. Before joining YUM, Mr. Pant built a foundation in marketing and international business with 15 years at Unilever in India and the U.K. and worked at PepsiCo, Inc. and Reebok International Limited. Since December 2014, Mr. Pant has served as an independent director on the board of Pinnacle Foods, Inc., where he also serves on the audit committee.

2016 Form 10-K

Ted Stedem has served as the Chief Financial Officer of Yum China since October 2016. He served as Chief Financial Officer of Yum! Restaurants China from August 2016 to October 2016. Prior to that position, Mr. Stedem served in a number of leadership roles for YUM since 2009, including General Manager and Managing Director of KFC Asia, Chief Financial Officer and Chief Development Officer of KFC South Pacific (SOPAC), and Vice President of Finance of Yum! Restaurants International. Prior to joining YUM, he worked in finance, business development and marketing roles with Merrill Lynch, Bain Consulting and Office Depot.

Joey Wat has served as the President and Chief Operating Officer of Yum China since February 2017.  She served as Chief Executive Officer, KFC from October 2016 to February 2017, a position she held at Yum! Restaurants China from August 2015 to October 2016. Ms. Wat joined Yum! Restaurants China in September 2014 as President of KFC China and was promoted to Chief Executive Officer for KFC China in August 2015. Before joining YUM, Ms. Wat served in both management and strategy positions at AS Watson of Hutchinson Group (“Watson”), an international health, beauty and lifestyle retailer, in the U.K. from 2004 to 2014. Her last position at Watson was Managing Director of Watson U.K., which operates Superdrug and Savers, two retail chains specializing in the sale of pharmacy and health and beauty products, from 2012 to 2014. She made the transition from Head of Strategy of Watson in Europe to Managing Director of Savers in 2007. Before joining Watson, Ms. Wat spent seven years in management consulting including with McKinsey & Company’s Hong Kong office from 2000 to 2003.

Peter Kao has served as the General Manager, Pizza Hut Casual Dining since March 2017. He served as Chief Executive Officer, Pizza Hut Casual Dining from October 2016 to March 2017, a position he held at Yum! Restaurants China from August 2015 to October 2016. Mr. Kao previously served in the position of Senior Vice President & Brand General Manager of Pizza Hut for Yum! Restaurants China starting in 2013 and began leading both Pizza Hut Casual Dining and Pizza Hut Home Service as Brand General Manager in 2008. Mr. Kao has had several leadership positions at YUM, responsible for both Pizza Hut Casual Dining and Pizza Hut Home Service, since 2008. Before that, Mr. Kao served as Market Manager for the Eastern China Pizza Hut market since 1999. Prior to joining YUM in 1999, he held senior management roles in Club Development International, Sherwood Resort Guam, and Sherwood Hotel Taiwan.

Mark Chu has served as the Senior Advisor to the Chief Executive Officer of Yum China since October 2016. Mr. Chu is a long-term veteran of YUM and has held a number of leadership positions with Yum! Restaurants China, including President & Chief Development and Support Officer, President & Chief Operating Officer, Chief Development Officer, and Brand General Manager of KFC China. Mr. Chu joined YUM over two decades ago as Deputy General Manager of the Nanjing KFC market. Prior to joining YUM, Mr. Chu was the Area Supervisor of an international restaurant company in Taiwan.

Shella Ng has served as the Chief Legal Officer and Corporate Secretary of Yum China since October 2016. Ms. Ng joined YUM in 1995 and was appointed to Chief Legal Officer of Yum! Restaurants China in 2005. Prior to joining YUM, she worked for Freshfields Bruckhaus Deringer and Clifford Chance.

Danny Tan has served as the Chief Support Officer of Yum China since October 2016, a position he held at Yum! Restaurants China from January 2015 to October 2016.  His responsibilities include overseeing food innovation, quality assurance, food safety, supply chain management, logistics and sourcing planning. Mr. Tan joined YUM in 1997 in the finance department of Yum! Restaurants China and began leading the logistics department in 2002. He subsequently led supply chain management as Senior Director from March 2014 to December 2014 before taking on his current role as Chief Support Officer. Prior to joining YUM, he was a Senior Analyst with Walt Disney, Hong Kong and a Senior Auditor with Deloitte & Touche, Singapore.

2016 Form 10-K

Christabel Lo has served as the Chief People Officer of Yum China since October 2016. Ms. Lo joined YUM in 1997 as the Training and Development Director of Yum! Restaurants China and was appointed to lead all of Human Resources in China in 2000, which she did until October 2016. Prior to joining YUM, Ms. Lo held a number of management positions in a variety of industries, including Managing Director of Dale Carnegie, Hong Kong, Head of International Personal Banking for Citibank, Hong Kong and Manager of Cheoy Lee Shipyards, Hong Kong.

Sunny Sun has served as the Chief Growth Officer of Yum China since October 2016, a position she held at Yum! Restaurants China from August 2016 to October 2016. Ms. Sun joined YUM in May 2015 as Vice President, Finance, Chief Strategist and Chief Financial Officer for Yum! Restaurants China, a position she held until July 2016. Prior to joining YUM, Ms. Sun was the Senior Managing Director of CVC Capital Partners, a private equity and investment advisory firm, from 2010 to 2014, and, before that, she was the Head of M&A Greater China for DaimlerChrysler from 2001 to 2010 and Senior Manager of Corporate Development with Danone Asia Pacific from 1998 to 2001.

Johnson Huang has served as General Manager, KFC since February 2017. He served as the Chief Information and Marketing Support Officer of the Company from October 2016 to February 2017, a position he held at Yum! Restaurants China from December 2014 to October 2016. Mr. Huang joined YUM in 2006 to lead the information technology department in China, and was named Chief Information Officer in 2013. He became our Chief Information and Marketing Support Officer in 2014 and assumed oversight of a spectrum of functions including IT, Digital, DSC, Marketing Shared Services and Engineering. He has been the key architect of Yum! Restaurants China’s digital strategy and information technology roadmap in China. Prior to joining YUM, Mr. Huang held various information technology and business leadership positions with Cap Gemini Ernst & Young Group in Taiwan and the greater China region and Evergreen Group in Taiwan and the U.K.

Ted Lee has served as the General Manager, Little Sheep since March 2017. He served as Vice President and Brand General Manager, Little Sheep from October 2016 to March 2017, a position he held at Yum! Restaurants China from November 2014 to October 2016. Prior to joining YUM, Mr. Lee served as a director and Vice President & General Manager of Crocs China (Trade) Limited, a wholesale shoe manufacturer, from 2008 to 2014.

Jeff Kuai has served as the General Manager, Pizza Hut Home Service since March 2017. He served as Brand General Manager, Pizza Hut Home Service from October 2016 to March 2017, a position he held at Yum! Restaurants China from January 2015 to October 2016. From March 2012 to December 2014, Mr. Kuai was Director of Delivery Support Center of Yum! Restaurants China, where he was instrumental in building online ordering and e-commerce capabilities. Before that position, Mr. Kuai spent nine years in the information technology department of Yum! Restaurants China enhancing information technology infrastructure and productivity.

Angela Ai has served as the Chief Development Officer of Yum China since October 2016. Before her appointment to Chief Development Officer of Yum! Restaurants China in 2015, Ms. Ai was the Vice President, Development from 2008 to 2015, and served in management positions for KFC in Nanjing, Wuxi, Nanjing and Hangzhou from 1992 to 2008. Prior to joining YUM, she was the General Manager for China Merchant Group’s department store and the Section Chief for Bureau of Youth League.

Alice Wang has served as the Senior Vice President, Public Affairs of Yum China since March 2017. She served as Vice President, Public Affairs from October 2016 to March 2017, a position she held at Yum! Restaurants China since she joined YUM in March 2015. Prior to joining YUM, Ms. Wang spent 22 years with Heinz China, a food products company, where she served as Vice President of Corporate Affairs, Greater China from August 2011 to February 2015.

2016 Form 10-K

Paul Hill has served as Vice President and Controller of Yum China since October 2016. He served as the Interim Chief Financial Officer of Yum! Restaurants China from June 2015 to January 2016. Before serving as Interim Chief Financial Officer, Mr. Hill was the Vice President, Division Controller of Yum! Restaurants China from 2012 to 2015, and, before that, he spent seven years as the Vice President, Division Controller for YRI. From 1995 to 2005, he held a variety of director and controller positions with YRI and PepsiCo. Prior to joining YUM, Mr. Hill spent 12 years as a Senior Manager in Audit and Consulting at KPMG.

Item 1A.	Risk Factors.

You should carefully consider each of the following risks, as well as the information included elsewhere in this report, before deciding to invest in our common stock or otherwise in connection with evaluating our business. The risk factors have been separated into four general groups: risks related to our business and industry, risks related to doing business in China, risks related to the separation and related transactions and risks related to our common stock. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting us in each of these categories of risk. However, additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline.

Risks Related to Our Business and Industry

Food safety and food-borne illness concerns may have an adverse effect on our reputation and business.

Food-borne illnesses, such as E. coli, hepatitis A, trichinosis and salmonella, occurred and may occur within our system from time to time. In addition, food safety issues such as food tampering, contamination and adulteration occur or may occur within our system from time to time. Any report or publicity linking us, our competitors, our restaurants, including restaurants operated by us or our franchisees, or any of YUM’s restaurants, to instances of food-borne illness or food safety issues could adversely affect our restaurants’ brands and reputations as well as our revenues and profits and possibly lead to product liability claims, litigation and damages. If a customer of our restaurants becomes ill from food-borne illnesses or as a result of food safety issues, restaurants in our system may be temporarily closed, which would decrease our revenues. In addition, instances or allegations of food-borne illness or food safety issues, real or perceived, involving our or YUM’s restaurants, restaurants of competitors, or suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our restaurants, could result in negative publicity that could adversely affect our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our franchisees.

2016 Form 10-K

Any failure to maintain effective quality control systems for our restaurants could have a material adverse effect on our business, reputation, results of operations and financial condition.

The quality and safety of the food we serve is critical to our success. Maintaining consistent food quality depends significantly on the effectiveness of our and our franchisees’ quality control systems, which in turn depends on a number of factors, including the design of our quality control systems and employee implementation and compliance with those quality control policies and guidelines. Our quality control systems consist of (i) supplier quality control, (ii) logistics quality control, (iii) food processing plants’ quality control, and (iv) restaurant quality control. There can be no assurance that our and our franchisees’ quality control systems will prove to be effective. Any significant failure or deterioration of these quality control systems could have a material adverse effect on our business, reputation, results of operations and financial condition.

Any significant liability claims, food contamination complaints from our customers or reports of incidents of food tampering could adversely affect our business, reputation, results of operations and financial condition.

Being in the restaurant industry, we face an inherent risk of food contamination and liability claims. Our food quality depends partly on the quality of the food ingredients and raw materials provided by our suppliers, and we may not be able to detect all defects in our supplies. Any food contamination occurring in raw materials at our suppliers’ food processing plants or during the transportation from food processing plants to our restaurants that we fail to detect or prevent could adversely affect the quality of the food served in our restaurants. Due to the scale of our and our franchisees’ operations, we also face the risk that certain of our and our franchisees’ employees may not adhere to our mandated quality procedures and requirements. Any failure to detect defective food supplies, or observe proper hygiene, cleanliness and other quality control requirements or standards in our operations could adversely affect the quality of the food we offer at our restaurants, which could lead to liability claims, complaints and related adverse publicity, reduced customer traffic at our restaurants, the imposition of penalties against us or our franchisees by relevant authorities and compensation awards by courts. Our sales have been significantly impacted by adverse publicity relating to supplier actions over the past decade. For example, our sales and perception of our brands were significantly impacted following adverse publicity relating to the failure of certain upstream poultry suppliers to meet our standards in late 2012 as well as adverse publicity relating to improper food handling practices by a separate, small upstream supplier in mid-2014. There can be no assurance that similar incidents will not occur again in the future or that we will not receive any food contamination claims or defective products from our suppliers in the future. Any such incidents could materially harm our business, reputation, results of operations and financial condition.

Health concerns arising from outbreaks of viruses or other diseases may have an adverse effect on our business.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic, such as avian flu, or H1N1, or “swine flu.” The occurrence of such an outbreak of an epidemic illness or other adverse public health developments in China could materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of restaurants, which would severely disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

Our operations could be disrupted if any of our employees or employees of our business partners were suspected of having the swine flu or avian flu, since this could require us or our business partners to quarantine some or all of such employees or disinfect our restaurant facilities. Outbreaks of avian flu occur from time to time around the world, including in China where virtually all of our restaurants are located, and such outbreaks have resulted in confirmed human cases. It is possible that outbreaks in China and elsewhere could reach pandemic levels. Public concern over avian flu generally may cause fear about the consumption of chicken, eggs and other products derived from poultry, which could cause customers to consume less poultry and related products. This would likely result in lower revenues and profits. Avian flu outbreaks could also adversely affect the price and availability of poultry, which could negatively impact our profit margins and revenues.

2016 Form 10-K

Furthermore, other viruses may be transmitted through human contact, and the risk of contracting viruses could cause employees or guests to avoid gathering in public places, which could adversely affect restaurant guest traffic or the ability to adequately staff restaurants. We could also be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations of restaurants. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may affect our business.

We derive substantially all of our revenue from our operations in China.

Virtually all of our restaurants are located, and our revenues and profits originate, in China. As a consequence, our financial results are dependent on our results in China, and our business is highly exposed to all of the risks of doing business there. These risks are described further under the section “Risks Related to Doing Business in China.”

The operation of our restaurants is subject to the terms of the master license agreement.

Under the master license agreement with YUM, we are required to comply with certain brand standards established by YUM in connection with the licensed business. If our failure to comply with YUM’s standards of operations results in a material adverse effect on any of the brand businesses, YUM has various rights, including the right to terminate the applicable license or eliminate the exclusivity of our license in China.

Additionally, the master license agreement requires that we pay a license fee to YUM of 3% of gross revenue from Company and franchise restaurant sales, net of certain taxes and surcharges, of all restaurants of the licensed brands in China. Prior to the separation, we did not consider such license fee in the evaluation of which Company assets should be tested for impairment. Whether Company store-level assets are impaired will be determined by the overall business performance of the store at that time which will require an assessment of many operational factors. Nonetheless, it is possible that our impairment expense could increase going forward as a result of the inclusion of this license fee. While there may be other considerations that mitigate this expense, it is possible that the imposition of the license fee could impact our unit-level results, which could result in additional Company restaurant closures and/or lower new-unit development.

The master license agreement may be terminated upon the occurrence of certain events, such as the insolvency or bankruptcy of the Company. If the master license agreement were terminated, or any of our license rights were limited, our business, results of operations and financial condition would be adversely affected.

Our success is tied to the success of YUM’s brand strength, marketing campaigns and product innovation.

The KFC, Pizza Hut Casual Dining, Pizza Hut Home Service and Taco Bell trademarks and related intellectual property are owned by YUM and licensed to us in China, excluding Hong Kong, Taiwan and Macau. The value of these marks depends on the enforcement of YUM’s trademark and intellectual property rights, as well as the strength of YUM’s brands. Due to the nature of licensing and our agreements with YUM, our success is, to a large extent, directly related to the success of the YUM restaurant system, including the management, marketing success and product innovation of YUM. Further, if YUM were to reallocate resources away from the KFC, Pizza Hut Casual Dining, Pizza Hut Home Service or Taco Bell brands, these brands and the license rights that have been granted to us could be harmed globally or regionally, which could have a material adverse effect on our results of operations and our competitiveness in China. In addition, strategic decisions made by YUM management related to its brands, marketing and restaurant systems may not be in our best interests and may conflict with our strategic plans.

2016 Form 10-K

Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

The products used in the operation of our restaurants are sourced from a wide variety of suppliers inside and outside of China. We are also dependent upon third parties to make frequent deliveries of food products and other supplies that meet our specifications at competitive prices. Shortages or interruptions in the supply of food products and other supplies to our restaurants could adversely affect the availability, quality and cost of items we use and the operations of our restaurants. Such shortages or disruptions could be caused by inclement weather, natural disasters such as floods, drought and hurricanes, increased demand, labor shortages, problems in production or distribution, restrictions on imports or exports, political instability in the countries in which suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards, product quality issues, inflation, other factors relating to the suppliers and distributors and the countries in which they are located, food safety warnings or advisories or the prospect of such pronouncements or other conditions beyond our control. Despite our efforts in developing multiple suppliers for the same items, a shortage or interruption in the availability of certain food products or supplies could still increase costs and limit the availability of products critical to restaurant operations, which in turn could lead to restaurant closures and/or a decrease in sales. In addition, failure by a principal supplier or distributor for us and/or our franchisees to meet its service requirements could lead to a disruption of service or supply until a new supplier or distributor is engaged, and any disruption could have an adverse effect on our business.

In addition, we centrally purchase substantially all food and paper products, then sell and deliver them to most of our restaurants. We believe this central procurement model allows us to maintain quality control and achieve better prices and terms through volume purchases. However, we may not be able to accurately estimate the demand from franchisees and unconsolidated affiliates, which may result in excessive inventory. We may also not be able to timely collect payments from franchisees and unconsolidated affiliates, which could have a material adverse effect on our business, results of operations and financial condition.

We may not attain our target development goals; aggressive development could cannibalize existing sales; and new restaurants may not be profitable.

Our growth strategy depends on our ability to build new restaurants in China. The successful development of new units depends in large part on our ability to open new restaurants and to operate these restaurants profitably. We cannot guarantee that we, or our franchisees, will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, there is no assurance that any new restaurant will produce operating results similar to those of our existing restaurants. Other risks which could impact our ability to increase the number of our restaurants include prevailing economic conditions and our or our franchisees’ ability to obtain suitable restaurant locations, negotiate acceptable lease or purchase terms for the locations, obtain required permits and approvals in a timely manner, hire and train qualified restaurant crews and meet construction schedules.

In addition, the new restaurants could impact the sales of our existing restaurants nearby. There can be no assurance that sales cannibalization will not occur or become more significant in the future as we increase our presence in existing markets in China.

Our growth strategy includes expanding our ownership and operation of restaurant units through organic growth by developing new restaurants that meet our investment objectives. We may not be able to achieve our growth objectives, and these new restaurants may not be profitable. The opening and success of restaurants we may open in the future depends on various factors, including:

•	our ability to obtain or self-fund adequate development financing;

•	competition from other QSRs in current and future markets;

2016 Form 10-K

•	our degree of penetration in existing markets;

•	the identification and availability of suitable and economically viable locations;

•	sales and margin levels at existing restaurants;

•	the negotiation of acceptable lease or purchase terms for new locations;

•	regulatory compliance regarding restaurant opening and operation;

•	the ability to meet construction schedules;

•	our ability to hire and train qualified restaurant crews; and

•	general economic and business conditions.

The prices of raw materials fluctuate.

Our restaurant business depends on reliable sources of large quantities of raw materials such as protein (including poultry, pork, beef and seafood), cheese, oil, flour and vegetables (including potatoes and lettuce). Our raw materials are subject to price volatility caused by any fluctuation in aggregate supply and demand, or other external conditions, such as climate and environmental conditions where weather conditions or natural events or disasters may affect expected harvests of such raw materials. As a result, the historical prices of raw materials consumed by us have fluctuated. We cannot assure you that we will continue to purchase raw materials at reasonable prices, or that our raw materials prices will remain stable in the future. In addition, because we and our franchisees provide competitively priced food, our ability to pass along commodity price increases to our customers is limited. If we are unable to manage the cost of our raw materials or to increase the prices of our products, it may have an adverse impact on our future profit margin.

We are subject to all of the risks associated with leasing real estate, and any adverse developments could harm our business, results of operations and financial condition.

As a significant number of our restaurants are operating on leased properties, we are exposed to the market conditions of the retail rental market. As of year-end 2016, we leased the land and/or building for approximately 6,008 restaurants in China. For information regarding our leased properties, please refer to Item 2. “Properties.” Accordingly, we are subject to all of the risks generally associated with leasing real estate, including changes in the investment climate for real estate, demographic trends, trade zone shifts, central business district relocations, and supply or demand for the use of the restaurants, as well as potential liability for environmental contamination.

We generally enter into lease agreements with initial terms of 10 to 20 years. Less than 5% of our existing leases expire before the end of 2017. Most of our lease agreements contain an early termination clause that permits us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases and need to negotiate the terms of renewal with the lessor, who may insist on a significant modification to the terms and conditions of the lease agreement.

2016 Form 10-K

The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s annual sales revenue, subject to adjustment; or (iii) a percentage of the restaurant’s annual sales revenue, subject to adjustment. Adjustments to rent calculated as a percentage of the restaurant’s annual sales revenue generally correspond to the level of annual sales revenue as specified in the agreement. In addition to increases in rent resulting from fluctuations in annual sales revenue, certain of our lease agreements include provisions specifying fixed increases in rental payments over the respective terms of the lease agreements. While these provisions have been negotiated and are specified in the lease agreement, they will increase our costs of operation and therefore may materially and adversely affect our results of operation and financial condition if we are not able to pass on the increased costs to our customers. Certain of our lease agreements also provide for the payment of a management fee at either a fixed rate or fixed amount per square meter of the relevant leased property.

Where we do not have an option to renew a lease agreement, we must negotiate the terms of renewal with the lessor, who may insist on a significant modification to the terms and conditions of the lease agreement. If a lease agreement is renewed at a rate substantially higher than the existing rate, or if any existing favorable terms granted by the lessor are not extended, we must determine whether it is desirable to renew on such modified terms. If we are unable to renew leases for our restaurant sites on acceptable terms or at all, we will have to close or relocate the relevant restaurants, which would eliminate the sales that those restaurants would have contributed to our revenues during the period of closure, and could subject us to construction, renovation and other costs and risks. In addition, the revenue and any profit generated after relocation may be less than the revenue and profit previously generated before such relocation. As a result, any inability to obtain leases for desirable restaurant locations or renew existing leases on commercially reasonable terms could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to obtain desirable restaurant locations on commercially reasonable terms.

We compete with other retailers and restaurants for suitable locations, and the market for retail premises is very competitive in China. Our competitors may negotiate more favorable lease terms than our lease terms, and some landlords and developers may offer priority or grant exclusivity to some of our competitors for desirable locations for various reasons beyond our control. We cannot provide assurance that we will be able to enter into new lease agreements for prime locations on commercially reasonable terms, if at all. If we cannot obtain desirable restaurant locations on commercially reasonable terms, our business, results of operations and ability to implement our growth strategy may be materially and adversely affected.

Labor shortages or increases in labor costs could slow our growth and harm our business and results of operations.

Restaurant operations are highly service-oriented, and our success depends in part upon our ability to attract, retain and motivate a sufficient number of qualified employees, including restaurant managers, and other crew members. The market for qualified employees in our industry is very competitive. Any future inability to recruit and retain qualified individuals may delay the planned openings of new restaurants and could adversely impact our existing restaurants. Any such delays, material increases in employee turnover rate in existing restaurants or widespread employee dissatisfaction could have a material adverse effect on our business and results of operations. In addition, competition for qualified employees could also compel us to pay higher wages to attract or retain key crew members, which could result in higher labor costs.

2016 Form 10-K

The Chinese Labor Contract Law that became effective on January 1, 2008 formalizes workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions, and provides for specific standards and procedures for employees’ protection. Moreover, minimum wage requirements in China have increased and could continue to increase our labor costs in the future. The salary level of employees in the restaurant industry in China has been increasing in the past several years. We may not be able to increase our product prices enough to pass these increased labor costs on to our customers, in which case our business and results of operations would be materially and adversely affected.

Our success depends substantially on our corporate reputation and on the value and perception of our brands.

One of our primary assets is the exclusive right to use the KFC, Pizza Hut Casual Dining, Pizza Hut Home Service and Taco Bell trademarks in restaurants in China. Our success depends in large part upon our ability and our franchisees’ ability to maintain and enhance the value of these brands and our customers’ loyalty to these brands in China. Brand value is based in part on consumer perceptions on a variety of subjective qualities. Business incidents, whether isolated or recurring, and whether originating from us, our franchisees, competitors, suppliers and distributors or YUM and its other licensees or franchisees, competitors, suppliers and distributors outside China can significantly reduce brand value and consumer trust, particularly if the incidents receive considerable publicity or result in litigation. For example, our brands could be damaged by claims or perceptions about the quality or safety of our products or the quality of our suppliers and distributors, regardless of whether such claims or perceptions are true. Any such incidents (even if resulting from the actions of a competitor) could cause a decline directly or indirectly in consumer confidence in, or the perception of, our brands and/or our products and reduce consumer demand for our products, which would likely result in lower revenues and profits. Additionally, our corporate reputation could suffer from a real or perceived failure of corporate governance or misconduct by a company officer, employee or representative.

Failure to protect the integrity and security of personal information of our customers and employees could result in substantial costs, expose us to litigation and damage our reputation.

We have been using, and plan to continue to use, digital technologies to improve the customer experience and drive sales growth. We, directly or indirectly, receive and maintain certain personal financial and other information about our customers when, for example, receiving online ordering, accepting cashless payments, conducting sales through online platforms and introducing brand loyalty programs.

If our security and information systems or the security and information systems of third-party service providers are compromised for any reason, including as a result of data corruption or loss, cyber-attack or a network security incident, or if our employees, franchisees or service providers fail to comply with laws, regulations and practice standards, and this information is obtained by unauthorized persons or used inappropriately, it could subject us to litigation and government enforcement actions, cause us to incur substantial costs, liabilities and penalties and/or result in a loss of customer confidence, any and all of which could adversely affect our business, reputation, results of operations and financial condition.

In addition, the use and handling of this information is regulated by evolving and increasingly demanding laws and regulations. The Chinese government recently promulgated a new cybersecurity law, to become effective on June 1, 2017, imposing tightened requirements on data privacy and cybersecurity practices. As such, we may be required to upgrade our current information technology infrastructure and systems and incur additional costs.

2016 Form 10-K

Our delivery business depends on the performance of, and our long-term relationships with, third-party aggregators and mobile payment processors.

Our delivery business represented approximately 10% of Company sales in 2016. KFC, Pizza Hut Casual Dining and Pizza Hut Home Service have partnered with third-party delivery aggregators, allowing our products to be listed on and ordered through their mobile or online platforms. For Pizza Hut Casual Dining, we also rely on the aggregators to deliver our products to customers. For KFC and Pizza Hut Home Service, we use outsourced riders to fulfill some of the delivery requirements. If we fail to extend or renew the agreements with these aggregators on acceptable terms, or at all, our business and results of operations may be materially adversely affected. In addition, these aggregators and outsourced riders may fail to follow the quality standards they agreed upon with us, in which case our business and reputation may suffer.

In 2016, mobile payments represented approximately 17% of company sales. In particular, the ability to accept mobile payments is critical to our delivery business. If mobile payment processors, such as Alipay and WeChat Pay, are unwilling or unable to provide us with payment processing service or impose onerous requirements on us in order to access their services, or if they increase the fees they charge us for these services, our business and results of operations could be harmed.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business and results of operations.

In recent years, there has been a marked increase in the use of social media platforms, including weblogs (blogs), mini-blogs, WeChat and other chat platforms, social media websites, and other forms of Internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The online dissemination of negative comments about our brands and business, including inaccurate or irresponsible information, could harm our business, reputation, prospects, results of operations and financial condition. The damage may be immediate and intense, without affording us an opportunity for redress or correction, and we may not be able to recover from any negative publicity in a timely manner or at all.

Other risks associated with the use of social media include improper disclosure of proprietary information, exposure of personally identifiable information, fraud, hoaxes or malicious exposure of false information. The inappropriate use of social media by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation and adversely affect our results of operations.

We could be party to litigation that could adversely affect us by increasing our expenses, diverting management attention or subjecting us to significant monetary damages and other remedies.

We are involved in legal proceedings from time to time. These proceedings do or could include consumer, employment, real-estate related, tort, intellectual property, breach of contract and other litigation. As a public company, we may in the future also be involved in legal proceedings alleging violation of securities laws or derivative litigation. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may not be accurately estimated. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert resources and management attention away from our operations and negatively impact reported earnings. With respect to insured claims, a judgment for monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also adversely affect our reputation, which in turn could adversely affect our results of operations.

2016 Form 10-K

In addition, the restaurant industry around the world has been subject to claims that relate to the nutritional content of food products, as well as claims that the menus and practices of restaurant chains have led to customer health issues, including weight gain and other adverse effects. We may also be subject to these types of claims in the future and, even if we are not, publicity about these matters (particularly directed at the quick service and fast-casual segments of the retail food industry) may harm our reputation and adversely affect our business, results of operations and financial condition.

Failure to comply with anti-bribery or anti-corruption laws could adversely affect our business and results of operations.

The U.S. Foreign Corrupt Practices Act and similar Chinese laws and other similar applicable laws prohibiting bribery of government officials and other corrupt practices are the subject of increasing emphasis and enforcement around the world. Although we continue to implement policies and procedures designed to duly comply with these laws, there can be no assurance that our employees, contractors, agents or other third parties will not take actions in violation of our policies or applicable law, particularly as we expand our operations through organic growth and acquisitions. Any such violations or suspected violations could subject us to civil or criminal penalties, including substantial fines and significant investigation costs, and could also materially damage the KFC, Pizza Hut Casual Dining, Pizza Hut Home Service and Taco Bell brands, as well as our reputation and prospects, business and results of operations. Publicity relating to any noncompliance or alleged noncompliance could also harm our reputation and adversely affect our business and results of operations.

As a U.S. company, we are subject to U.S. federal income tax on our worldwide income, which could result in material taxes in addition to the taxes on our China business.

Yum China is a Delaware corporation that indirectly owns the subsidiaries that conduct our business in China. As a Delaware corporation, we are subject to U.S. federal income tax on our worldwide income, including certain income that is distributed or deemed distributed to us by our subsidiaries operating in China. As a result, although substantially all of our profit is earned outside the U.S. and taxed at local tax rates that have historically been lower than the U.S. statutory tax rate, our after-tax income is determined based on U.S. tax rates, except with respect to any portion of our income that is permanently reinvested outside the U.S., thus reducing our after-tax profit.

In addition, as a holding company, our ability to make distributions (if any) to our stockholders generally is based on our ability to receive distributions from our subsidiaries. As a U.S. company, our receipt of any such distributions from our subsidiaries may result in the current recognition of U.S. taxable income and could cause our effective tax rate to increase to the extent such U.S. income taxes had not already been taken into account in such determination. This incremental U.S. tax cost could affect the amount of any distributions we are able to make to our stockholders.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

We are subject to income taxes as well as non-income based taxes, such as value-added tax, customs duty, property tax, stamp duty, withholding taxes and obligations and local surcharges, in China and income tax and other taxes in the U.S. and other jurisdictions. We are also subject to reviews, examinations and audits by Chinese tax authorities, the U.S. Internal Revenue Service (the “IRS”), and other taxing authorities with respect to income and non-income based taxes. If Chinese tax authorities, the IRS, or another taxing authority disagrees with our tax positions, we could face additional tax liabilities, including interest and penalties. Payment of such additional amounts upon final settlement or adjudication of any disputes could have a material impact on our results of operations and financial condition.

2016 Form 10-K

In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. Recently, the new U.S. presidential administration has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed new legislation. Certain changes to U.S. tax laws currently proposed by lawmakers would impact the ability of U.S. taxpayers to defer U.S. taxation of foreign earnings and to claim and utilize foreign tax credits. These proposals would also eliminate certain tax deductions until earnings are repatriated to the United States. We cannot predict the impact, if any, of these changes to our business.

Moreover, the tax regime in China is rapidly evolving and there can be significant uncertainty for taxpayers in China as Chinese tax laws may change significantly or be subject to uncertain interpretations. Since 2012, the Chinese government launched a VAT pilot reform to replace BT (“VAT pilot program”) to make reform to its retail tax structure by ending the co-existence of BT and VAT where BT would be gradually phased out and replaced by VAT. The retail tax structure reform is intended to be a progressive and positive shift to more closely align with a more modern service-based economy. Effective May 1, 2016, the retail tax structure reform has been rolled out to cover all business sectors nationwide where the BT has been completely replaced by VAT. The VAT reform is still at an early stage of implementation, and the interpretation and application of the new VAT regime may not be immediately clear or settled at some local governmental levels. In addition, the timetable for enacting the prevailing VAT regulations into national VAT law, including ultimate enacted VAT rates, is not clear. Changes in legislation, regulation or interpretation of existing laws and regulations in the U.S., China, and other jurisdictions where we are subject to taxation could increase our taxes and have an adverse effect on our results of operations and financial condition.

Our results of operations may be adversely impacted by changes in consumer discretionary spending and general economic conditions.

Purchases at our restaurants are discretionary for consumers and, therefore, our results of operations are susceptible to economic slowdowns and recessions. Our results of operations are dependent upon discretionary spending by consumers, which may be affected by general economic conditions in China. Some of the factors that impact discretionary consumer spending include unemployment rates, fluctuations in the level of disposable income, the price of gasoline, stock market performance and changes in the level of consumer confidence. These and other macroeconomic factors could have an adverse effect on our sales, profitability or development plans, which could harm our results of operations and financial condition.

The retail food industry in which we operate is highly competitive.

The retail food industry in which we operate is highly competitive with respect to price and quality of food products, new product development, advertising levels and promotional initiatives, customer service, reputation, restaurant location, and attractiveness and maintenance of properties. If consumer or dietary preferences change, or our restaurants are unable to compete successfully with other retail food outlets in new and existing markets, our business could be adversely affected. We also face growing competition as a result of convergence in grocery, convenience, deli and restaurant services, including the offering by the grocery industry of convenient meals, including pizzas and entrees with side dishes. Competition from delivery aggregators and other food delivery services in China has also increased in recent years, particularly in urbanized areas. Increased competition could have an adverse effect on our sales, profitability or development plans, which could harm our results of operations and financial condition.

2016 Form 10-K

Any inability to successfully compete with the other restaurants and catering services in our markets may prevent us from increasing or sustaining our revenues and profitability and could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. We may also need to modify or refine elements of our restaurant system in order to compete with popular new restaurant styles or concepts, including delivery aggregators, that develop from time to time. There can be no assurance that we will be successful in implementing any such modifications or that such modifications will not reduce our profitability.

We require various approvals, licenses and permits to operate our business and the loss of or failure to obtain or renew any or all of these approvals, licenses and permits could adversely affect our business and results of operations.

In accordance with the laws and regulations of China, we are required to maintain various approvals, licenses and permits in order to operate our restaurant business. Each of our restaurants in China is required to obtain the relevant food hygiene license or food service license, public assembly venue hygiene license, environmental protection assessment and inspection approval and fire safety design approval and fire prevention inspection report, and some of our restaurants which sell alcoholic beverages are required to make further registrations or obtain additional approvals. These licenses and registrations are achieved upon satisfactory compliance with, among other things, the applicable food safety, hygiene, environmental protection, fire safety and alcohol laws and regulations. Most of these licenses are subject to periodic examinations or verifications by relevant authorities and are valid only for a fixed period of time and subject to renewal and accreditation. There is no assurance that we or our franchisees will be able to obtain or maintain any of these licenses.

We may not be able to adequately protect the intellectual property we own or have the right to use, which could harm the value of our brands and adversely affect our business and operations.

We believe that our brands are essential to our success and our competitive position. Although the trademarks we use in China are duly registered, these steps may not be adequate to protect these intellectual property rights. In addition, third parties may infringe upon the intellectual property rights we own or have the right to use or misappropriate the proprietary knowledge we use in our business, primarily our proprietary recipes, which could have a material adverse effect on our business, results of operations or financial condition. The laws of China may not offer the same protection for intellectual property rights as the U.S. and other jurisdictions with more robust intellectual property laws.

We are required under the master license agreement with YUM to police, protect and enforce the trademarks and other intellectual property rights used by us, and to protect trade secrets. Such actions to police, protect or enforce could result in substantial costs and diversion of resources, which could negatively affect our sales, profitability and prospects. Furthermore, the application of laws governing intellectual property rights in China is uncertain and evolving, and could involve substantial risks to us. Even if actions to police, protect or enforce are resolved in our favor, we may not be able to successfully enforce the judgment and remedies awarded by the court and such remedies may not be adequate to compensate us for our actual or anticipated losses.

In addition, we may face claims of infringement that could interfere with the use of the proprietary know-how, concepts, recipes or trade secrets we use in our business. Defending against such claims may be costly and, if we are unsuccessful, we may be prohibited from continuing to use such proprietary information in the future or be forced to pay damages, royalties or other fees for using such proprietary information, any of which could negatively affect our sales, profitability and prospects.

2016 Form 10-K

Our licensor may not be able to adequately protect its intellectual property, which could harm the value of the KFC, Pizza Hut Casual Dining, Pizza Hut Home Service and Taco Bell brands and branded products and adversely affect our business, results of operations and financial condition.

The success of our business depends in large part on our continued ability to use the trademarks, service marks, recipes and other components of the KFC, Pizza Hut Casual Dining, Pizza Hut Home Service and Taco Bell branded systems that we license from YUM pursuant to the master license agreement we entered into in connection with the separation.

We are not aware of any assertions that the trademarks, menu offerings or other intellectual property rights we license from YUM infringe upon the proprietary rights of third parties, but third parties may claim infringement by us or YUM in the future. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into additional royalty or licensing agreements with third parties. As a result, any such claims could have a material adverse effect on our business, results of operations and financial condition.

Our results of operations may fluctuate due to seasonality and certain major events in China.

Our sales are subject to seasonality. For example, we typically experience higher sales during traditional Chinese festivals and holiday seasons and lower sales and lower operating profit during the second and fourth quarters. As a result of these fluctuations, softer sales during a period in which we have historically experienced higher sales could have a disproportionately negative effect on our full-year results, and comparisons of sales and results of operations within a financial year may not be able to be relied on as indicators of our future performance. Any seasonal fluctuations reported in the future may differ from the expectations of our investors.

Our information systems may fail or be damaged, which could harm our operations and our business.

Our operations are dependent upon the successful and uninterrupted functioning of our computer and information systems. Our systems could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. System defects, failures, interruptions, unauthorized entries or viruses could result in:

•	additional computer and information security and systems development costs;

•	diversion of technical and other resources;

•	loss of customers and sales;

•	loss or theft of customer, employee or other data;

•	negative publicity;

•	harm to our business and reputation; and

•	exposure to litigation claims, government investigations and enforcement actions, fraud losses or other liabilities.

2016 Form 10-K

To the extent we rely on the systems of third parties in areas such as credit card processing, telecommunications and wireless networks, any defects, failures and interruptions in such systems could result in similar adverse effects on our business. Sustained or repeated system defects, failures or interruptions could materially impact our operations and results of operations. Also, if we are unsuccessful in updating, upgrading and expanding our systems, our ability to increase comparable store sales, improve operations, implement cost controls and grow our business may be constrained.

Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems.

We may be unable to detect, deter and prevent all instances of fraud or other misconduct committed by our employees, customers or other third parties.

As we operate in the restaurant industry, we usually receive and handle relatively large amounts of cash in our daily operations. Instances of fraud, theft or other misconduct with respect to cash can be difficult to detect, deter and prevent, and could subject us to financial losses and harm our reputation.

We may be unable to prevent, detect or deter all such instances of misconduct. Any such misconduct committed against our interests, which may include past acts that have gone undetected or future acts, may have a material adverse effect on our business and results of operations.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our results of operations and financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including revenue recognition, long-lived asset impairment, impairment of goodwill and other intangible assets, and share-based compensation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition. New accounting guidance may require systems and other changes that could increase our operating costs and/or change our financial statements. For example, implementing future accounting guidance related to leases and other areas impacted by the convergence project between the Financial Accounting Standards Board and the International Accounting Standards Board could require us to make significant changes to our lease management system or other accounting systems, and will result in changes to our financial statements.

Our insurance policies may not provide adequate coverage for all claims associated with our business operations.

We have obtained insurance policies that we believe are customary and appropriate for businesses of our size and type and at least in line with the standard commercial practice in China. However, there are types of losses we may incur that cannot be insured against or that we believe are not cost effective to insure, such as loss of reputation. If we were held liable for uninsured losses or amounts or claims for insured losses exceeding the limits of our insurance coverage, our business and results of operations may be materially and adversely affected.

2016 Form 10-K

Failure by us to maintain effective disclosure controls and procedures and internal control over financial reporting in accordance with the rules of the SEC could harm our business and results of operations and/or result in a loss of investor confidence in our financial reports, which could have a material adverse effect on our business.

We are required to maintain effective disclosure controls and procedures and effective internal control over financial reporting in connection with our filing of periodic reports with the SEC under the Exchange Act. Failure to maintain effective disclosure controls and procedures and internal control over financial reporting or to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or any report by us of a material weakness in such controls, may cause investors to lose confidence in our financial statements. If we fail to remedy any material weakness, our financial statements may be inaccurate and we may face restricted access to the capital markets, which could adversely affect our business, results of operations and financial condition.

Unforeseeable business interruptions could adversely affect our business.

Our operations are vulnerable to interruption by fires, floods, earthquakes, power failures and power shortages, hardware and software failures, computer viruses and other events beyond our control. In particular, our business is dependent on prompt delivery and reliable transportation of our food products by our logistics partners. Unforeseeable events, such as adverse weather conditions, natural disasters, severe traffic accidents and delays, non-cooperation of our logistics partners, and labor strikes, could lead to delay or lost deliveries to our restaurants, which may result in the loss of revenue or in customer claims. There may also be instances where the conditions of fresh, chilled or frozen food products, being perishable goods, deteriorate due to delivery delays, malfunctioning of refrigeration facilities or poor handling during transportation by our logistics partners. This may result in a failure by us to provide quality food and services to customers, thereby affecting our business and potentially damaging our reputation. Any such events experienced by us could disrupt our operations.

Risks Related to Doing Business in China

Changes in Chinese political policies and economic and social policies or conditions may materially and adversely affect our business, results of operations and financial condition and may result in our inability to sustain our growth and expansion strategies.

Substantially all of our assets and business operations are located in China. Accordingly, our business, results of operations, financial condition and prospects may be influenced to a significant degree by political, economic and social conditions in China generally, by continued economic growth in China as a whole, and by geopolitical stability in the region. For example, our results of operations in the third quarter of 2016 were adversely impacted by an international court ruling in July 2016 regarding claims to sovereignty over the South China Sea, which triggered a series of regional protests and boycotts in China, intensified by social media, against a few international companies with well-known Western brands.

2016 Form 10-K

The Chinese economy, markets and levels of consumer spending are influenced by many factors beyond our control, including current and future economic conditions, political uncertainty, unemployment rates, inflation, fluctuations in the level of disposable income, taxation, foreign exchange control, and changes in interest and currency exchange rates. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, foreign exchange control and fiscal measures and allocation of resources. Although the Chinese government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the restructuring of state assets and state owned enterprises, and the establishment of improved corporate governance in business enterprises, a significant portion of productive assets in China is still owned or controlled by the Chinese government. The Chinese government also exercises significant control or influence over Chinese economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary and fiscal policies, regulating financial services and institutions and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth in recent decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy but may also have a negative effect on us. Our results of operations and financial condition could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, the Chinese government has implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China. Since 2012, Chinese economic growth has slowed and any prolonged slowdown in the Chinese economy may reduce the demand for our products and adversely affect our business, results of operations and financial condition. Restaurant dining, and specifically casual dining, is discretionary for customers and tends to be higher during periods in which favorable economic conditions prevail. Customers’ tendency to become more cost-conscious as a result of an economic slowdown or decreases in disposable income may reduce our customer traffic or average revenue per customer, which may adversely affect our revenues.

Uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations could have a material adverse effect on us.

Substantially all of our operations are conducted in China, and are governed by Chinese laws, rules and regulations. Our subsidiaries are subject to laws, rules and regulations applicable to foreign investment in China. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which legal cases may be cited for reference but have limited value as precedents. In the late 1970s, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly increased the protections afforded to various forms of foreign or private-sector investment in China. However, since these laws and regulations are relatively new and the Chinese legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties.

From time to time, we may have to resort to administrative and court proceedings to interpret and/or enforce our legal rights. However, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings, and the level of legal protection we enjoy, than in more developed legal systems. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Furthermore, the Chinese legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect.

2016 Form 10-K

As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially adversely affect our business and impede our ability to continue our operations.

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The conversion of Chinese Renminbi (“RMB”) into foreign currencies, including U.S. dollars, is based on rates set by the People’s Bank of China (“PBOC”). The Chinese government allowed the RMB to appreciate by more than 20% against the U.S. dollar between July 2005 and July 2008. Between July 2008 and June 2010, the exchange rate between the RMB and the U.S. dollar remained within a narrow range. After June 2010, the Chinese government allowed the RMB to appreciate slowly against the U.S. dollar again. On August 11, 2015, however, the PBOC allowed the RMB to depreciate by approximately 2% against the U.S. dollar. In 2016, the RMB further fell more than 6% against U.S. dollar, representing the biggest yearly depreciation of the RMB since 1994. Changes in the value of the RMB against the U.S. dollar may occur relatively suddenly, as was the case, for example, in August 2015. It is difficult to predict how market forces or Chinese or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.

Substantially all of our revenues and costs are denominated in RMB. As a Delaware holding company, we may rely on dividends and other fees paid to us by our subsidiaries in China. Any significant revaluation of the RMB may materially affect our cash flows, net revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars. For example, an appreciation of the RMB against the U.S. dollar would make any new RMB-denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. Conversely, a significant depreciation of the RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our common stock. If we decide to convert RMB into U.S. dollars for the purpose of making payments for dividends on our common stock, strategic acquisitions or investments or other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

Very few hedging options are available in China to reduce our exposure to exchange rate fluctuations. In addition, our currency exchange loss may be magnified by Chinese exchange control regulations that restrict our ability to convert RMB into foreign currency. As a result, fluctuations in exchange rates and restrictions on exchange may have a material adverse effect on your investment.

2016 Form 10-K

Governmental control of currency conversion and payments of foreign currency and RMB out of mainland China may limit our ability to utilize our cash balances effectively and affect the value of your investment.

The Chinese government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of both foreign currency and RMB out of mainland China. Under our current corporate structure as a Delaware holding company, our income is primarily derived from the earnings from our Chinese subsidiaries. Substantially all revenues of our Chinese subsidiaries are denominated in RMB. Shortages in the availability of foreign currency and control on payments out of mainland China may restrict the ability of our Chinese subsidiaries to remit sufficient foreign currency and/or RMB to pay dividends or to make other payments to us, or otherwise to satisfy their obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, license fee payments and expenditures from trade-related transactions, can be made in foreign currencies or RMB without prior approval from China’s State Administration of Foreign Exchange (“SAFE”) and PBOC by complying with certain procedural requirements. However, for any Chinese company, dividends can be declared and paid only out of the retained earnings of that company under Chinese law. Furthermore, approval from SAFE or its local branch may be required where RMB are to be converted into foreign currencies, and approval from SAFE and PBOC or their branches may be required where foreign currency and/or RMB are to be remitted out of mainland China. Specifically, under the existing restrictions, without a prior approval of SAFE and PBOC, cash generated from the operations of our subsidiaries in China may not be used to pay dividends to Yum China, pay the license fee to YUM, pay employees who are located outside mainland China, pay off debt owed by our subsidiaries to entities outside mainland China, or make capital expenditures outside mainland China.

The Chinese government may also at its discretion restrict access in the future to foreign currencies or further restrict payments of foreign currency and RMB out of mainland China. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands or restricts us from paying the license fee to YUM, we may not be able to pay dividends to our stockholders, fulfill our license fee payment obligation, pay out service fees to vendors and repay our indebtedness when due. There can be no assurance that the rules and regulations pursuant to which SAFE and PBOC grant or deny approvals will not change in a way that adversely affects the ability of our Chinese subsidiaries to repatriate funds out of mainland China or pay license fees. Any such limitation could materially and adversely affect our ability to pay dividends or otherwise fund and conduct our business.

Changes in the laws and regulations of China or non-compliance with applicable laws and regulations may have a significant impact on our business, results of operations and financial condition.

Our business and operations are subject to the laws and regulations of China. The continuance of our operations depends upon compliance with, inter alia, applicable Chinese environmental, health, safety, labor, social security, pension and other laws and regulations. Failure to comply with such laws and regulations could result in fines, penalties or lawsuits. In addition, there is no assurance that we will be able to comply fully with applicable laws and regulations should there be any amendment to the existing regulatory regime or implementation of any new laws and regulations.

Furthermore, our business and operations in China entail the procurement of licenses and permits from the relevant authorities. Difficulties or failure in obtaining the required permits, licenses and certificates could result in our inability to continue our business in China in a manner consistent with past practice. In such an event, our business, results of operations and financial condition may be adversely affected.

2016 Form 10-K

We rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiaries in China to fund offshore cash requirements.

We are a holding company and conduct all of our business through our operating subsidiaries. We rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiaries for our cash requirements. As noted above, distributions to us from our subsidiaries may result in incremental tax costs.

The laws, rules and regulations applicable to our Chinese subsidiaries permit payments of dividends only out of their accumulated profits, if any, determined in accordance with applicable Chinese accounting standards and regulations. In addition, under Chinese law, an enterprise incorporated in China is required to set aside at least 10% of its after-tax profits each year, after making up previous years’ accumulated losses, if any, to fund certain statutory reserve funds, until the aggregate amount of such a fund reaches 50% of its registered capital. As a result, our Chinese subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. At the discretion of the board of directors, as an enterprise incorporated in China, each of our Chinese subsidiaries may allocate a portion of its after-tax profits based on Chinese accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends. Any limitation on the ability of our Chinese subsidiaries to pay dividends or make other distributions to us could limit our ability to make investments or acquisitions outside of China that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

In addition, the EIT Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to companies that are not China resident enterprises unless otherwise reduced according to treaties or arrangements between the Chinese central government and the governments of other countries or regions where the non-China resident enterprises are incorporated. Although a foreign tax credit is generally available against our U.S. federal income taxes for such withholding taxes, the ability to utilize foreign tax credits is subject to complex limitations and as such we may be limited in our ability to offset any such Chinese withholding tax against our U.S. federal income tax liabilities.

Restrictive covenants in bank credit facilities, joint venture agreements or other arrangements that we or our subsidiaries may enter into in the future may also restrict the ability of our subsidiaries to pay dividends or make distributions or remittances to us. These restrictions could reduce the amount of dividends or other distributions we receive from our subsidiaries, which in turn could restrict our ability to return capital to our stockholders in the future.

Under the EIT Law, if we are classified as a China resident enterprise for Chinese enterprise income tax purposes, such classification would likely result in unfavorable tax consequences to us and our non-Chinese stockholders.

Under the EIT Law and its implementation rules, an enterprise established outside China with a “de facto management body” within China is considered a China resident enterprise for Chinese enterprise income tax purposes. A China resident enterprise is generally subject to certain Chinese tax reporting obligations and a uniform 25% enterprise income tax rate on its worldwide income. Furthermore, under the EIT Law, if we are a China resident enterprise (i) dividends paid by us to our non-Chinese stockholders would be subject to a 10% dividend withholding tax or a 20% individual income tax if the stockholder is an individual and (ii) such non-Chinese stockholders may become subject to Chinese tax and filing obligations as well as withholding with respect to any disposition of our stock, subject to certain treaty or other exemptions or reductions.

2016 Form 10-K

We and each of our subsidiaries that is organized outside of China intend to conduct our and their management functions in a manner that does not cause us or them to be China resident enterprises, including by carrying on day-to-day management activities and maintaining key records, such as resolutions of the board of directors and resolutions of stockholders, outside of China. As such, we do not believe that we or any of our non-Chinese subsidiaries should be considered a China resident enterprise for purposes of the EIT Law. However, given the uncertainty regarding the application of the EIT Law to us and our future operations, there can be no assurance that we or any of our non-Chinese subsidiaries will not be treated as a China resident enterprise now or in the future for Chinese tax law purposes.

We and our stockholders face uncertainty with respect to indirect transfers of equity interests in China resident enterprises through transfer of non-Chinese-holding companies. Enhanced scrutiny by the Chinese tax authorities may have a negative impact on potential acquisitions and dispositions we may pursue in the future.

In February 2015, the SAT issued Bulletin 7, pursuant to which an “indirect transfer” of Chinese interests by a non-resident enterprise may be recharacterized and treated as a direct transfer of Chinese taxable assets, if such arrangement does not have reasonable commercial purpose and the transferor avoids payment of Chinese enterprise income tax. Where a non-resident enterprise conducts an “indirect transfer” of Chinese interests by disposing of equity interests in an offshore holding company that directly or indirectly owns Chinese interests, the transferor, transferee and/or the China resident enterprise may report such indirect transfer to the relevant Chinese tax authority, which may in turn report upward to the SAT. Using general anti-tax avoidance provisions, the SAT may treat such indirect transfer as a direct transfer of Chinese interests if the transfer avoids Chinese tax by way of an arrangement without reasonable commercial purpose. As a result, gains derived from such indirect transfer may be subject to Chinese enterprise income tax, and the transferee or other person who is obligated to pay for the transfer would be obligated to withhold the applicable taxes, currently at a rate of up to 10% of the capital gain in the case of an indirect transfer of equity interests in a China resident enterprise. Both the transferor and the party obligated to withhold the applicable taxes may be subject to penalties under Chinese tax laws if the transferor fails to pay the taxes and the party obligated to withhold the applicable taxes fails to withhold the taxes. However, the above regulations do not apply if either (i) the selling non-resident enterprise recognizes the relevant gain by purchasing and selling equity of the same listed enterprise in the open market (the “listed enterprise exception”); or (ii) the selling non-resident enterprise would have been exempted from enterprise income tax in China pursuant to applicable tax treaties or tax arrangements, if it had directly held and transferred such Chinese interests that were indirectly transferred. Under current law, the China indirect transfer rules do not apply to gains recognized by individual stockholders, regardless of whether or not they acquire or transfer our stock in open market transactions. However, in practice there have been a few reported cases of individuals being taxed on the indirect transfer of Chinese interests and the law could be changed so as to apply to individual stockholders, possibly with retroactive effect.

2016 Form 10-K

It is unclear whether stockholders that acquired our stock through the distribution will be treated as acquiring such stock in an open market purchase. If such stock is not treated as acquired in an open market purchase, the listed transaction exception will not be available for transfers of such stock. We expect that transfers in open market transactions of our stock by corporate or other non-individual stockholders that have purchased our stock in open market transactions will not be taxable under the China indirect transfer rules due to the listed enterprise exception. Transfers, whether in the open market or otherwise, of our stock by corporate and other non-individual stockholders that acquired our stock in the distribution or in non-open market transactions may be taxable under the China indirect transfer rules and our China subsidiaries may have filing obligations in respect of such transfers, upon the request of relevant China tax authorities. Transfers of our stock in non-open market transactions by corporate and other non-individual stockholders may be taxable under the China indirect transfer rules, whether or not such stock was acquired in open market transactions, and our China subsidiaries may have filing obligations in respect of such transfers upon the request of relevant China tax authorities. Corporate and other non-individual stockholders may be exempt from taxation under the China indirect transfer rules with respect to transfers of our stock if they are tax resident in a country or region that has a tax treaty or arrangement with China that provides for a capital gains tax exemption and they qualify for that exemption.

In addition, we may be subject to these indirect transfer rules in the event of any future sale of a China resident enterprise through the sale of a non-Chinese holding company, or the purchase of a China resident enterprise through the purchase of a non-Chinese holding company. Our company and other non-resident enterprises in our group may be subject to filing obligations or taxation if our company and other non-resident enterprises in our group are transferors in such transactions, and may be subject to withholding obligations if our company and other non-resident enterprises in our group are transferees in such transactions.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, some of our directors and executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China upon these persons, including with respect to matters arising under applicable U.S. federal and state securities laws. It may also be difficult for investors to bring an original lawsuit against us or our directors or executive officers based on U.S. federal securities laws in a Chinese court. Moreover, China does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts. Therefore, even if a judgment were obtained against us or our management for matters arising under U.S. federal or state securities laws or other applicable U.S. federal or state law, it may be difficult to enforce such a judgment.

Certain defects caused by non-registration of our lease agreements related to certain properties occupied by us in China may materially and adversely affect our ability to use such properties.

As of December 31, 2016, we leased approximately 6,008 properties in China, and to our knowledge, the lessors of most properties leased by us, most of which are used as premises for our restaurants, had not registered the lease agreements with government authorities in China.

According to Chinese laws, a lease agreement is generally required to be registered with the relevant land and real estate administration bureau. However, the enforcement of this legal requirement varies depending on the local regulations and practices and, in cities where we operate a significant number of restaurants, the local land and real estate administration bureaus no longer require registration or no longer impose fines for failure to register the lease agreements. In addition, our standard lease agreements require the lessors to make such registration and, although we have proactively requested that the applicable lessors complete or cooperate with us to complete the registration in a timely manner, we are unable to control whether and when such lessors will do so.

2016 Form 10-K

A failure to register a lease agreement will not invalidate the lease agreement but may subject the parties to a fine. Depending on the local regulations, the lessor alone or both the lessor and lessee are under the obligation to register a lease agreement with the relevant land and real estate administration bureau. In the event that a fine is imposed on both the lessor and lessee, and if we are unable to recover from the lessor any fine paid by us based on the terms of the lease agreement, such fine will be borne by us.

To date, the operation of our restaurants has not been disrupted due to the non-registration of our lease agreements. No fines, actions or claims have been instituted against us or, to our knowledge, the lessors with respect to the non-registration of our lease agreements. However, we cannot assure you that our lease agreements relating to, and our right to use and occupy, our premises will not be challenged in the future.

Our restaurants are susceptible to risks in relation to unexpected land acquisitions, building closures or demolitions.

The Chinese government has the statutory power to acquire any land use rights of land plots and the buildings thereon in China in the public interest subject to certain legal procedures. Under the Regulations for the Expropriation of and Compensation for Housing on State-owned Land, issued by the State Council, which became effective as of January 21, 2011, there is no legal provision that the tenant of an expropriated property is entitled to compensation. Generally speaking, only the owner of such property is entitled to compensation from the government. The claims of the tenant against the landlord will be subject to the terms of the lease agreement. In the event of any compulsory acquisition, closure or demolition of any of the properties at which our restaurants or facilities are situated, we may not receive any compensation from the government or the landlord. In such event, we may be forced to close the affected restaurant(s) or relocate to other locations, which may have an adverse effect on our business and results of operations.

Any failure to comply with Chinese regulations regarding our employee equity incentive plans may subject Chinese plan participants or us to fines and other legal or administrative sanctions.

Pursuant to SAFE Circular 37, China residents who participate in share incentive plans in overseas non-publicly listed companies may submit applications to SAFE or its local branches for foreign exchange registration with respect to offshore special purpose companies. We and our directors, executive officers and other employees who are Chinese citizens or who have resided in China for a continuous period of not less than one year and who have been granted restricted shares, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), or options are subject to the Notice on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly Listed Company, issued by SAFE in February 2012, according to which, employees, directors, supervisors and other management members participating in any stock incentive plan of an overseas publicly-listed company who are Chinese citizens or who are non-Chinese citizens residing in China for a continuous period of not less than one year, subject to limited exceptions, are required to register with SAFE through a domestic qualified agent, which could be a Chinese subsidiary of such overseas listed company, and complete certain other procedures. Failure to complete SAFE registrations may result in fines and legal sanctions and may also limit our ability to make payments under our equity incentive plans or receive dividends or sales proceeds related thereto, or our ability to contribute additional capital into our wholly-foreign owned enterprises in China and limit our wholly-foreign owned enterprises’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional equity incentive plans for our directors and employees under Chinese law.

2016 Form 10-K

In addition, the SAT has issued circulars concerning employee SARs, share options and restricted shares. Under these circulars, employees working in China who exercise share options, or whose restricted shares or RSUs vest, will be subject to Chinese individual income tax. The Chinese subsidiaries of an overseas listed company have obligations to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees related to their share options, restricted shares, SARs or RSUs. Although we currently intend to withhold income tax from our Chinese employees in connection with their exercise of options and SARs and the vesting of their restricted shares and RSUs, if the employees fail to pay, or our Chinese subsidiaries fail to withhold, their income taxes according to relevant laws, rules and regulations, our Chinese subsidiaries may face sanctions imposed by the tax authorities or other Chinese government authorities.

Failure to make adequate contributions to various employee benefit plans as required by Chinese regulations may subject us to penalties.

Companies operating in China are required to participate in various government-sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of their employees up to a maximum amount specified by the local government from time to time at locations where they operate their businesses. While we believe we comply with all material aspects of relevant regulations, the requirements governing employee benefit plans have not been implemented consistently by the local governments in China given the different levels of economic development in different locations. If we are subject to late fees or fines in relation to the underpaid employee benefits, our results of operations and financial condition may be adversely affected.

The audit report included in this annual report on Form 10-K is prepared by auditors who are not currently inspected by the Public Company Accounting Oversight Board and, as such, our stockholders are deprived of the benefits of such inspection.

As an auditor of companies that are publicly traded in the United States and a firm registered with the Public Company Accounting Oversight Board (“PCAOB”), our independent registered public accounting firm is required under the laws of the United States to undergo regular inspections by the PCAOB. However, because we have substantial operations within China, our independent registered public accounting firm’s audit documentation related to their audit report included in this annual report on Form 10-K is located in China. The PCAOB is currently unable to conduct full inspections in China or review audit documentation located within China without the approval of Chinese authorities.

Inspections of other auditors conducted by the PCAOB outside of China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures. As a result, stockholders may be deprived of the benefits of PCAOB inspections, and may lose confidence in our reported financial information and procedures and the quality of our financial statements.

2016 Form 10-K

Proceedings instituted by the SEC against certain China-based accounting firms, including our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Exchange Act.

In late 2012, the SEC commenced administrative proceedings under Rule 102(e) of its Rules of Practice and also under the Sarbanes-Oxley Act of 2002 against the Chinese member firms of the “big four” accounting firms, including our independent registered public accounting firm. The Rule 102(e) proceedings initiated by the SEC relate to the failure of these firms to produce certain documents, including audit work papers, in response to a request from the SEC pursuant to Section 106 of the Sarbanes-Oxley Act of 2002. The auditors located in China claim they are not in a position lawfully to produce such documents directly to the SEC because of restrictions under Chinese law and specific directives issued by the China Securities Regulatory Commission (“CSRC”). The issues raised by the proceedings are not specific to our auditor or to us, but potentially affect equally all PCAOB-registered audit firms based in China and all businesses based in China (or with substantial operations in China) with securities listed in the United States. In addition, auditors based outside of China are subject to similar restrictions under Chinese law and CSRC directives in respect of audit work that is carried out in China which supports the audit opinions issued on financial statements of entities with substantial China operations.

In January 2014, the administrative judge reached an initial decision that the Chinese member firms of the “big four” accounting firms should be barred from practicing before the SEC for a period of six months. In February 2014, the accounting firms filed a petition for review of the initial decision. In February 2015, the Chinese member firms of the “big four” accounting firms reached a settlement with the SEC. As part of the settlement, each of the “big four” accounting firms agreed to a censure and to pay a fine to the SEC to settle the dispute with the SEC. The settlement stays the current proceeding for four years, during which time the firms are required to follow detailed procedures to seek to provide the SEC with access to Chinese firms’ audit documents via the CSRC. If a firm does not follow the procedures, the SEC may impose penalties such as suspensions, or commence a new, expedited administrative proceeding against any non-compliant firm. The SEC could also restart administrative proceedings against all four firms.

If our independent registered public accounting firm were denied, even temporarily, the ability to practice before the SEC, and we are unable to timely find another independent registered public accounting firm to audit and issue an opinion on our financial statements, our financial statements could be determined not to be in compliance with the requirements of the Exchange Act. Such a determination could ultimately lead to delisting of our common stock from the New York Stock Exchange. Moreover, any negative news about the proceedings against these audit firms may adversely affect investor confidence in companies with substantial China based operations listed on securities exchanges in the United States. All of these factors could materially and adversely affect the market price of our common stock and our ability to access the capital markets.

Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us from making loans or additional capital contributions to our Chinese subsidiaries, which may materially and adversely affect our liquidity and our ability to fund and expand our business.

We are a Delaware holding company conducting our operations in China through our Chinese subsidiaries. We may make loans to our Chinese subsidiaries, or we may make additional capital contributions to our Chinese subsidiaries, or we may establish new Chinese subsidiaries and make capital contributions to these new Chinese subsidiaries, or we may acquire offshore entities with business operations in China in an offshore transaction.

2016 Form 10-K

Most of these uses are subject to Chinese regulations and approvals. For example, loans by us to our wholly-owned Chinese subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of SAFE. If we decide to finance our wholly-owned Chinese subsidiaries by means of capital contributions, in practice, we might be still required to obtain  approval from the China Ministry of Commerce (“MOFCOM”) or its local counterpart.

On August 29, 2008, SAFE promulgated the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency registered capital into RMB by restricting how the converted RMB may be used. SAFE Circular 142 provides that RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within China with limited exceptions (e.g., by holding companies, venture capital or private equity firms). In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from the foreign currency registered capital of a foreign-invested company. The use of such RMB capital may not be altered without SAFE approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Such requirements are also known as the “payment-based foreign currency settlement system” established under SAFE Circular 142. Violations of SAFE Circular 142 could result in monetary or other penalties. Furthermore, SAFE promulgated a circular on November 9, 2010, known as Circular 59, and another supplemental circular on July 18, 2011, known as Circular 88, which both tightened the examination of the authenticity of settlement of foreign currency capital or net proceeds from overseas listings. SAFE further promulgated the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45, on November 9, 2011, which expressly prohibited foreign-invested enterprises from using registered capital settled in RMB converted from foreign currencies to grant loans through entrustment arrangements with a bank, repay inter-company loans or repay bank loans that have been transferred to a third party. Circular 142, Circular 59, Circular 88 and Circular 45 may significantly limit our ability to make loans or capital contributions to our Chinese subsidiaries and to convert such proceeds into RMB, which may adversely affect our liquidity and our ability to fund and expand our business in China.

2016 Form 10-K

Furthermore, on April 8, 2015, SAFE promulgated the Circular on the Reform of the Administrative Method of the Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or Circular 19, which became effective as of June 1, 2015. This Circular 19 is to implement the so-called “conversion-at-will” of foreign currency in capital account, which was established under a circular issued by SAFE on August 4, 2014, or Circular 36, and was implemented in 16 designated industrial parks as a reform pilot. The Circular 19 now implements the conversion-at-will of foreign currency settlement system nationally, and it abolishes the application of Circular 59 and Circular 45 on March 19, 2015 as well as Circular 142, Circular 88 and Circular 36 starting from June 1, 2015. Among other things, under Circular 19, foreign-invested enterprises may either continue to follow the payment-based foreign currency settlement system or elect to follow the conversion-at-will of foreign currency settlement system. Where a foreign-invested enterprise follows the conversion-at-will of foreign currency settlement system, it may convert any or 100% of the amount of the foreign currency in its capital account into RMB at any time. The converted RMB will be kept in a designated account known as “Settled but Pending Payment Account,” and if the foreign-invested enterprise needs to make further payment from such designated account, it still needs to provide supporting documents and go through the review process with its bank. If under special circumstances the foreign-invested enterprise cannot provide supporting documents in time, Circular 19 grants the banks the power to provide a grace period to the enterprise and make the payment before receiving the supporting documents. The foreign-invested enterprise will then need to submit the supporting documents within 20 working days after payment. In addition, foreign-invested enterprises are now allowed to use their converted RMB to make equity investments in China under Circular 19. However, foreign-invested enterprises are still required to use the converted RMB in the designated account within their approved business scope under the principle of authenticity and self-use. It remains unclear whether a common foreign-invested enterprise, other than such special types of enterprises as holding companies, venture capital or private equity firms, can use the converted RMB in the designated account to make equity investments if equity investment or similar activities are not within their approved business scope.

In light of the various requirements imposed by Chinese regulations on loans to and direct investment in Chinese entities by offshore holding companies as discussed above, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, or at all, with respect to future loans by us to our Chinese subsidiaries or with respect to future capital contributions by us to our Chinese subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to capitalize or otherwise fund our Chinese operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Risks Related to the Separation and Related Transactions

The separation may not achieve some or all of the anticipated benefits.

We may not realize some or all of the anticipated strategic, financial, operational or other benefits from the separation. The separation and distribution is expected to provide the following benefits, among others:

•

allowing our company to focus on and more effectively pursue our own distinct operating priorities and strategies, and enabling our management to concentrate efforts on the unique needs of our business and pursue distinct opportunities for long-term growth and profitability;

•

permitting our company to concentrate our financial resources solely on our own operations, providing greater flexibility to invest capital in our business in a time and manner appropriate for our distinct strategy and business needs and facilitating a more efficient allocation of capital;

•

creating an independent equity structure that will afford our company direct access to capital markets and facilitating our ability to capitalize on our unique growth opportunities and effect future acquisitions utilizing our common stock;

2016 Form 10-K

•

facilitating incentive compensation arrangements for employees more directly tied to the performance of our business, and enhancing employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives; and

•

allowing investors to separately value our company based on our unique investment identity, including the merits, performance and future prospects of our business, and providing investors with a distinct and targeted investment opportunity.

We may not achieve these and other anticipated benefits for a variety of reasons, including, among others:

•	operating as an independent publicly traded company requires a significant amount of management’s time and effort, which may divert management’s attention from operating and growing our business;

•	we may be more susceptible to market fluctuations and other adverse events as a result of the separation than if we were still a part of YUM; and

•	our business is less diversified than YUM’s business prior to the separation.

If the distribution does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company could be subject to significant tax liabilities, and, in certain circumstances, the Company could be required to indemnify YUM for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.

The distribution was conditioned on YUM’s receipt of opinions of outside advisors regarding the tax-free treatment of the distribution for U.S. federal income tax purposes. The opinions relied on various assumptions and representations as to factual matters made by YUM and us which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by such advisors in their opinions. The opinions are not binding on the IRS or the courts, and there can be no assurance that the IRS or the courts will not challenge the conclusions stated in the opinions or that any such challenge would not prevail.

If, notwithstanding receipt of the opinions, the distribution were determined to be a taxable transaction, YUM would be treated as having sold shares of the Company in a taxable transaction, likely resulting in a significant taxable gain. Pursuant to the tax matters agreement, the Company and YCCL agreed to indemnify YUM for any taxes and related losses resulting from any breach of covenants regarding the preservation of the tax-free status of the distribution, certain acquisitions of our equity securities or assets, or those of certain of our affiliates or subsidiaries, and any breach by us or any member of our group of certain representations in the documents delivered by us in connection with the distribution. Therefore, if the distribution fails to qualify as a transaction that is generally tax-free as a result of one of these actions or events, we may be required to make material payments to YUM under this indemnity.

YUM may be subject to Chinese indirect transfer tax with respect to the distribution, in which event we could be required to indemnify YUM for material taxes and related amounts pursuant to indemnification obligations under the tax matters agreement.

As noted above, Bulletin 7 provides that in certain circumstances a non-resident enterprise may be subject to Chinese enterprise income tax on an “indirect transfer” of Chinese interests. YUM concluded, and we concurred, that it believes that the distribution had a reasonable commercial purpose and that it is more likely than not that YUM will not be subject to this tax with respect to the distribution. However, there are uncertainties regarding the circumstances in which the tax will apply, and there can be no assurances that the Chinese tax authorities will not seek to impose this tax on YUM.

2016 Form 10-K

Pursuant to the tax matters agreement, the Company and YCCL have agreed to indemnify YUM for a portion (tied to the relative market capitalization of YUM and the Company during the thirty trading days after the distribution) of any taxes and related losses resulting from the application of Bulletin 7 to the distribution. Alternatively, if Bulletin 7 applies to the distribution as a result of a breach by the Company or Company group members of certain representations or covenants, or due to certain actions of the Company or Company group members following the distribution, the Company and YCCL generally will indemnify YUM for all such taxes and related losses. Therefore, if YUM is subject to such Chinese tax with respect to the distribution, we may be required to make material payments to YUM under this indemnity. Such payments could have a material adverse effect on our financial condition.

As a result of the separation, our ability to engage in strategic transactions may be limited. In addition, we could be liable for adverse tax consequences resulting from engaging in such transactions.

To preserve the tax-free treatment to YUM and its shareholders of the separation and the distribution for U.S. federal income tax purposes, under the tax matters agreement that we entered into with YUM, for a period of time following the distribution, we generally will be prohibited from taking certain actions that could prevent the distribution and related transactions from qualifying as a transaction that is generally tax-free, for U.S. federal income tax purposes under Sections 355 and 361 of the U.S. Internal Revenue Code (the “Code”). Under the tax matters agreement, for the two-year period following the distribution, the Company will be prohibited, except in certain circumstances, from:

•	facilitating, permitting, or participating in any transaction or transactions resulting in the acquisition of 40% or more of its stock;

•	entering into any transaction or transactions resulting in the acquisition of 50% or more of its assets, whether by merger or otherwise;

•	transferring assets in certain tax-free mergers or consolidations or liquidating;

•	issuing equity securities other than pursuant to certain employment related issuances;

•	redeeming or repurchasing its capital stock other than in certain open market transactions; and

•	ceasing to actively conduct its business.

In addition, the Company is prohibited from taking any action that, or failing to take any action the failure of which to take, would be inconsistent with the tax-free treatment of the distribution and related transactions.

These restrictions may limit our ability to pursue certain strategic transactions or other transactions that may maximize the value of our business.

The distribution may be taxable to YUM and the Company if there is an acquisition of 50% or more of YUM or Company common stock.

Even if the distribution otherwise qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes, the distribution of Company common stock to YUM shareholders in connection with the distribution would result in significant U.S. federal income tax liabilities to YUM under the Code (but not to YUM shareholders) if it were deemed part of a “plan” pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in YUM or the Company.

2016 Form 10-K

For purposes of determining whether the distribution of Company common stock to YUM shareholders in connection with the distribution is disqualified as tax-free to YUM under the rules described in the preceding paragraph, any acquisitions of the stock of YUM or the Company within two years before or after the distribution may be presumed to be part of such a “plan,” although the parties may be able to rebut that presumption. For purposes of this test, acquisitions of Company common stock by Pollos Investment L.P., an affiliate of Primavera Capital Group (“Primavera”), and API (Hong Kong) Investment Limited, an affiliate of Zhejiang Ant Small and Micro Financial Services Group Co., Ltd. (“Ant Financial” and together with Primavera, the “Investors”), within two years after the distribution will likely be treated as part of such a “plan.” In particular, under the terms of the investment agreements among the Company, YUM and the Investors, the Investors acquired in the aggregate 4.8% of the Company’s issued and outstanding common stock, which acquisition will be taken into account for purposes of this test. Also, under the terms of the shareholders agreement entered into with the Investors, the Investors are permitted to acquire more Company common stock in the two years following the distribution (including pursuant to the warrants held by the Investors), provided that the Investors’ shares of Company common stock (in the aggregate) do not exceed 19.9% of the total shares of the Company’s outstanding common stock (subject to certain conditions in the shareholders agreement). Any such additional acquisitions of Company common stock by the Investors in the two years following the distribution will similarly be taken into account for purposes of this test. If one or more other persons acquire, directly or indirectly, shares of the Company that, together with such acquisitions by the Investors in the two years after the distribution, represent a 50% or greater interest (by vote or value) in the Company, such acquisitions may be deemed part of a “plan” that includes the distribution.

The rules for determining whether shares representing a 50% or greater interest (by vote or value) in YUM or the Company have been acquired as part of a “plan” that includes the distribution are complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If the Company does not carefully monitor its compliance with these rules, it might inadvertently cause or permit such a prohibited change in the ownership of its stock to occur, resulting in significant federal income tax liabilities to YUM under the Internal Revenue Code. Under the terms of the tax matters agreement among YUM, YCCL and the Company entered into in connection with the distribution, YCCL and the Company are generally required to indemnify YUM against any such tax liabilities, which may have a material adverse effect on the Company. These indemnity obligations could also discourage or prevent a third party from making a proposal to acquire the Company during the relevant period.

We have limited history operating as an independent publicly traded company and our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject.

Prior to the separation and distribution, our financial results were included within the consolidated results of YUM, and our reporting and control systems were appropriate for those of a subsidiary of a public company. We have only recently been directly subject to reporting and other requirements of the Exchange Act, and Section 404 of the Sarbanes-Oxley Act of 2002. As an independent company, we are subject to additional reporting and other requirements, which require, among other things, annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include a report from management on the effectiveness of our internal control over financial reporting in our annual report beginning with our annual report for the fiscal year ending December 31, 2017. In addition, beginning at the same time, our independent registered public accounting firm must report on the effectiveness of our internal control over financial reporting. These and other obligations may place significant demands on our management, administrative and operational resources, including accounting and IT resources.

2016 Form 10-K

To comply with these requirements, we may need to implement additional financial and management controls, reporting systems and procedures and hire additional staff. We expect to incur additional annual expenses related to these steps, which expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, results of operations and financial condition.

Being a public company subject to additional laws, rules and regulations requires the investment of additional resources to comply with these laws, rules and regulations. In this regard, we have incurred and will continue to incur expenses related to, among other things, director and officer liability insurance, director fees, expenses associated with our SEC reporting obligations, transfer agent fees, increased auditing and legal fees and similar expenses, which expenses may be significant.

Our management has limited experience managing a public company, and regulatory compliance may divert management’s attention from the day-to-day management of our business.

Our management team has limited experience managing a publicly traded company, interacting with public company investors or complying with the increasingly complex laws and requirements pertaining to public companies. These requirements include record keeping, financial reporting and corporate governance rules and regulations and involve significant regulatory oversight and reporting obligations under U.S. federal securities laws and the scrutiny of securities analysts and investors. These new obligations require substantial attention from our management team and could divert its attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

There can be no assurance that we will have access to the capital markets on terms acceptable to us.

From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Although we believe that our existing sources of capital will permit us to finance our operations for the foreseeable future on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future or at all will be impacted by many factors, including, but not limited to:

•	our financial performance;

•	our credit ratings or absence of a credit rating;

•	the liquidity of the overall capital markets; and

•	the state of the Chinese, U.S. and global economies.

There can be no assurance, particularly as a relatively new company that currently has no credit rating, that we will have access to the capital markets on terms acceptable to us or at all.

2016 Form 10-K

We have incurred and will continue to incur increased administrative and other costs by virtue of our status as an independent public company. Our historical financial information for periods prior to the distribution is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

Our historical information for periods prior to the distribution refers to our business as operated by and integrated with YUM. Such information is derived from or based on the consolidated financial statements and accounting records of YUM. Accordingly, our historical financial information for periods prior to the distribution does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors, among others:

•

Prior to the separation, our business was operated by YUM as part of its broader corporate organization, rather than as an independent company. YUM or one of its affiliates performed various corporate functions for us such as legal, treasury, accounting, internal auditing, human resources and public affairs. Our historical financial results for periods prior to the distribution reflect allocations of corporate expenses from YUM for such functions which are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company. As a result of the separation, our costs related to such functions previously performed by YUM may increase.

•

Historically, we shared with YUM economies of scope and scale in costs, employees and vendor relationships. Although we entered into certain agreements with YUM in connection with the separation, these arrangements may not fully capture the benefits that we enjoyed as a result of being integrated with YUM and may result in us paying higher charges than in the past for these services. These circumstances could have an adverse effect on our results of operations and financial condition.

•

Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, had historically been satisfied as part of the corporate-wide cash management policies of YUM. As an independent company, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, through strategic relationships or from other arrangements, which may or may not be available and may be more costly.

•	As a result of the separation, the cost of capital for our business may be higher than YUM’s cost of capital prior to the separation.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from YUM.

The master license agreement that we entered into with YUM limits our ability to compete with YUM and contains other restrictions on our operations.

The master license agreement includes non-compete provisions pursuant to which we generally agree to not compete with YUM. The master license agreement also contains other restrictions on our operations, including restrictions on us or our affiliates from engaging in a “competing business” in China and other countries in which YUM operates its brands during the term of the agreement and for twelve months following the expiration, termination or transfer of the agreement or an interest in the agreement.

These restrictions could materially and adversely affect our business, results of operations and financial condition.

2016 Form 10-K

YUM may fail to perform under certain transaction agreements that we entered into with it as part of the separation, and we may not have necessary systems and services in place when these transaction agreements expire.

In connection with the separation, the Company and YUM entered into several agreements, including among others a master license agreement, a separation and distribution agreement, a tax matters agreement, an employee matters agreement, a transition services agreement and a name license agreement. The master license agreement establishes a bilateral relationship between YUM and us for an initial term of fifty (50) years subject to renewal as described in Item 1. “Business – Trademarks and Patents.” The separation and distribution agreement, tax matters agreement, employee matters agreement, transition services agreement and name license agreement determine, among other things, the allocation of assets and liabilities between the companies and include any necessary indemnifications related to liabilities and obligations. If YUM is unable to satisfy its obligations under these agreements, we could incur operational difficulties or losses that could have a material and adverse effect on our business, results of operations and financial condition.

Potential indemnification liabilities owing to YUM pursuant to the separation and distribution agreement could materially and adversely affect our business, results of operations and financial condition.

The separation and distribution agreement provides for, among other things, indemnification obligations generally designed to make us financially responsible for (i) certain liabilities associated with our business; (ii) our failure to pay, perform or otherwise promptly discharge any liabilities or contracts relating to the Company business, in accordance with their respective terms, whether prior to, at or after the distribution; (iii) any guarantee, indemnification obligation, surety bond or other credit support agreement, arrangement, commitment or understanding by YUM for our benefit, unless related to liabilities primarily associated with the YUM business; (iv) certain tax liabilities; (v) any breach by us of the separation and distribution agreement or any of the ancillary agreements or any action by us in contravention of our amended and restated certificate of incorporation or amended and restated bylaws; and (vi) any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the information statement relating to the distribution or any other disclosure document that describes the separation or the distribution or the Company and its subsidiaries or primarily relates to the transactions contemplated by the separation and distribution agreement, subject to certain exceptions. If we are required to indemnify YUM under the circumstances set forth in the separation and distribution agreement, we may be subject to substantial liabilities.

In connection with the separation, YUM has agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that YUM’s ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the separation and distribution agreement and certain other agreements we entered into with YUM, YUM has agreed to indemnify us for certain liabilities set forth in the separation and distribution agreement. However, third parties could also seek to hold us responsible for any of the liabilities that YUM has agreed to retain, and there can be no assurance that the indemnity from YUM will be sufficient to protect us against the full amount of such liabilities, or that YUM will be able to fully satisfy its indemnification obligations. In addition, YUM’s insurers may attempt to deny us coverage for liabilities associated with certain occurrences of indemnified liabilities prior to the separation. Moreover, even if we ultimately succeed in recovering from YUM or such insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our business, results of operations, financial condition and cash flows.

2016 Form 10-K

A court could require that we assume responsibility for obligations allocated to YUM under the separation and distribution agreement.

Under the separation and distribution agreement and related ancillary agreements, from and after the separation, each of YUM and the Company will be generally responsible for the debts, liabilities and other obligations related to the business or businesses which they own and operate following the consummation of the separation. Although we do not expect to be liable for any obligations that are not allocated to us under the separation and distribution agreement, a court could disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to YUM (for example, tax and/or environmental liabilities), particularly if YUM were to refuse or were unable to pay or perform the allocated obligations.

Potential liabilities may arise due to fraudulent transfer considerations, which would adversely affect our  results of operations and financial condition.

In connection with the separation and distribution, YUM completed several corporate reorganization transactions involving its subsidiaries which, along with the separation and distribution, may be subject to federal and state fraudulent conveyance and transfer laws. If, under these laws, a court were to determine that, at the time of the separation and distribution, any entity involved in these reorganization transactions or the separation and distribution:

•	was insolvent;

•	was rendered insolvent by reason of the separation and distribution or a related transaction;

•	had remaining assets constituting unreasonably small capital; or

•	intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured,

then the court could void the separation and distribution, in whole or in part, as a fraudulent conveyance or transfer. The court could then require our stockholders to return to YUM some or all of the shares of Company common stock issued in the distribution, or require YUM or the Company, as the case may be, to fund liabilities of the other company for the benefit of creditors. The measure of insolvency will vary depending upon the jurisdiction whose law is being applied. Generally, however, an entity would be considered insolvent if the fair value of its assets was less than the amount of its liabilities, or if it was unable to pay its liabilities as they mature.

Certain of our executive officers and directors may have actual or potential conflicts of interest because of their previous positions at YUM.

Even though our board of directors consists of a majority of directors who are independent, and our executive officers who were employees of YUM ceased to be employees of YUM, some of our executive officers and directors continue to have a financial interest in YUM common stock and equity awards as a result of their former positions with YUM. Such ownership of YUM common stock or holding of YUM equity awards could create, or appear to create, potential conflicts of interest if the Company and YUM pursue the same corporate opportunities, have disagreements about the contracts between them or face decisions that could have different implications for the Company and YUM.

2016 Form 10-K

Risks Related to Our Common Stock

Our common stock has had relatively limited trading history, and the Company’s stock price may fluctuate significantly.

There was no public market for our common stock prior to the distribution. The market price of Company common stock may decline or fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in the our results of operations;

•

significant liability claims, health concerns, food contamination complaints from our customers, shortages or interruptions in the availability of food or other supplies, or reports of incidents of food tampering;

•	foreign exchange issues;

•	the operating and stock price performance of comparable companies;

•	changes in the Company’s stockholder base due to the separation;

•	changes in the regulatory and legal environment in which we operate; or

•	market conditions in the restaurant industry and the domestic and worldwide economies as a whole.

The Company cannot guarantee the timing or amount of dividends on, or repurchases of, its common stock.

We intend to retain a significant portion of our earnings to finance the operation, development and growth of our business. Any future determination to declare and pay cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, actual or anticipated cash requirements, tax considerations, contractual or regulatory restrictions and such other factors as our board of directors deems relevant. Our board of directors has authorized a $300 million share repurchase program. However, repurchases under the program will be at the discretion of management and we cannot guarantee the timing or amount of any share repurchases. For more information, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Your percentage of ownership in the Company may be diluted in the future.

In the future, your percentage ownership in the Company may be diluted because of equity awards that we intend to grant to our directors, officers and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions. The Company’s and certain of YUM’s employees have equity awards with respect to Company common stock as a result of conversion of their YUM equity awards (in whole or in part) to Company equity awards in connection with the distribution. Such awards will have a dilutive effect on the Company’s earnings per share, which could adversely affect the market price of Company common stock. From time to time, the Company will issue additional stock-based awards to its employees under the Company’s employee benefit plans.

2016 Form 10-K

In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of the Company’s stockholders, one or more classes or series of preferred stock that have such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over Company common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of Company common stock. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

The interests of the Investors may differ from the interests of other holders of Company common stock, and the ownership percentage of other holders of Company common stock who received the shares of the Company’s common stock in the distribution will be diluted as a result of the exercise of the warrants by the Investors.

In connection with the separation and distribution, the Investors received shares of common stock, representing approximately 4.8% of the outstanding shares of Company common stock as of February 28, 2017, or approximately 8.7% of the outstanding shares of Company common stock as of February 28, 2017 assuming the full exercise of warrants held by each of the Investors. The Company’s full year 2016 earnings per share reflects only two months of impact from the shares issued to the Investors in connection with the separation and distribution, and such shares would have had an additional dilutive effect had they been outstanding for the full year 2016. Any shares issued as a result of the exercise of the warrants will have a dilutive effect on the Company’s earnings per share, which could adversely affect the market price of Company common stock. In addition, the Investors have the ability to acquire additional shares of Company common stock in the open market (subject to an aggregate beneficial ownership interest limit of 19.9%).

The interests of the Investors may differ from those of other holders of Company common stock in material respects. For example, the Investors may have an interest in pursuing acquisitions, divestitures, financings or other transactions that could enhance their respective equity portfolios, even though such transactions might involve risks to holders of Company common stock. The Investors may, from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of the Company’s business or are suppliers or customers of the Company. Additionally, the Investors may determine that the disposition of some or all of their interests in the Company would be beneficial to the Investors at a time when such disposition could be detrimental to the other holders of Company common stock.

2016 Form 10-K

Anti-takeover provisions in our organizational documents and Delaware law and our stockholder rights plan might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws and our stockholder rights plan contain provisions, summarized below, that could make it more difficult to acquire control of the Company by means of a tender offer, a proxy contest or otherwise, or to remove incumbent officers and directors. Further, as a Delaware corporation, we are subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These provisions might discourage certain types of coercive takeover practices and takeover bids that our board of directors may consider inadequate or delay acquisition attempts for us that holders of Company common stock might consider favorable.

•

The Company entered into a rights agreement with American Stock Transfer & Trust Company, LLC, as rights agent, which would impose a significant penalty upon any person or group that acquires 15% or more of the Company’s outstanding common stock, without the approval of our board of directors. The rights agreement will automatically terminate without further action of our board of directors on the first anniversary of the distribution date.

•

Our amended and restated certificate of incorporation provides that our board of directors is divided into three classes, with one-third of the directors being up for election at the 2017 annual meeting, one-third of the directors being up for election at the 2018 annual meeting and all of the directors being up for election at the 2019 annual meeting.

•

Our amended and restated bylaws provide that, for so long as our board of directors is classified, stockholders may only remove our directors for cause. After the board of directors has been fully declassified, stockholders may remove our directors with or without cause.

•	Our amended and restated bylaws provide that such bylaws may be amended by our board of directors or by the affirmative vote of a majority of our stockholders entitled to vote.

•

Our amended and restated certificate of incorporation provides that only our board of directors (or the chairman of our board of directors, our chief executive officer or our secretary with the concurrence of a majority of our board of directors) may call special meetings of our stockholders.

•

Our amended and restated certificate of incorporation expressly eliminates the right of our stockholders to act by written consent. Accordingly, stockholder action must take place at the annual or a special meeting of our stockholders.

•

Our amended and restated bylaws establish advance notice procedures with respect to stockholder proposals and nomination of candidates for election as directors other than nominations made by or at the direction of our board of directors or a committee of our board of directors.

•	Our amended and restated certificate of incorporation does not provide for cumulative voting, which means that stockholders are denied the right to cumulate votes in the election of directors.

•

Our board of directors has the authority to issue preferred stock, which could potentially be used to discourage attempts by third parties to obtain control of our company through a merger, tender offer, proxy contest or otherwise by making such attempts more difficult or more costly.

2016 Form 10-K

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of year-end 2016, the Company leased land, building or both for 6,008 units in China, which unit count includes land use rights for approximately 38 properties. The Company-owned units are further detailed as follows:

•	KFC leased land, building or both (including land use rights) for approximately 3,913 units.

•	Pizza Hut Casual Dining leased land, building or both (including land use rights) for approximately 1,690 units.

•	All Other Segments leased land, building or both (including land use rights) for approximately 405 units.

Company-owned restaurants in China are generally leased for initial terms of 10 to 20 years and generally do not have renewal options. The Company leases its corporate headquarters and test kitchen facilities in Shanghai, China and owns land use rights for six non-store properties of Little Sheep. The Company subleases approximately 180 properties to franchisees. Additional information about the Company’s properties is included in Note 12 to the Consolidated and Combined Financial Statements in Part II, Item 8.

The Company believes that its properties are generally in good operating condition and are suitable for the purposes for which they are being used.

Item 3.	Legal Proceedings.

The Company is subject to various lawsuits covering a variety of allegations from time to time. The Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated and Combined Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows. Matters faced by the Company from time to time include, but are not limited to, claims from landlords, employees, customers and others related to operational, contractual or employment issues. There were no material legal proceedings as of December 31, 2016.

Item 4.	Mine Safety Disclosures.

Not applicable.

2016 Form 10-K

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Yum China common stock trades on the New York Stock Exchange (“NYSE”) under the symbol YUMC. Yum China common stock commenced trading on the NYSE on a “when-issued” basis on October 17, 2016 and began “regular-way” trading on November 1, 2016. Prior to October 17, 2016, there was no public market for Yum China common stock.

The following sets forth, for the period indicated, the high and low NYSE composite closing sale prices for Yum China common stock.

2016
Fiscal Quarter	High	Low
Fourth Quarter (from October 17, 2016 to December 31, 2016)	$29.98	$24.24

As of February 28, 2017, there were 50,903 holders of record of Yum China’s common stock. The number of registered holders does not include holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividends and Share Repurchases

Yum China has not paid any dividends or engaged in any share repurchases since the separation and distribution through the date on which this Form 10-K was filed with the SEC. We intend to retain a significant portion of our earnings to finance the operation, development and growth of our business. Any future determination to declare and pay cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, actual or anticipated cash requirements, contractual or regulatory restrictions, tax considerations and such other factors as our board of directors deems relevant. On February 7, 2017, we announced that our board of directors authorized a $300 million share repurchase program. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and Rule 10b5-1 trading plans.

Our ability to declare and pay any dividends on our stock may be restricted by applicable Chinese laws. The laws, rules and regulations applicable to our Chinese subsidiaries permit payments of dividends only out of their accumulated profits, if any, determined in accordance with applicable Chinese accounting standards and regulations. Under Chinese law, an enterprise incorporated in China is required to set aside at least 10% of its after-tax profits each year, after making up previous years’ accumulated losses, if any, to fund certain statutory reserve funds, until the aggregate amount of such a fund reaches 50% of its registered capital. As a result, our Chinese subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. At the discretion of the board of directors, as an enterprise incorporated in China, each of our Chinese subsidiaries may allocate a portion of its after-tax profits based on Chinese accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

2016 Form 10-K

Stock Performance Graph

This graph compares the cumulative total return of our common stock from October 17, 2016, which is the date “when-issued” trading in our common stock commenced, through December 31, 2016, with the comparable cumulative total return of the S&P China BMI and MSCI Asia APEX 50, a peer group that includes the Company. The graph assumes that the value of the investment in our common stock and each index was $100 on October 17, 2016 and that all dividends were reinvested. We selected S&P China BMI and MSCI Asia APEX 50 for comparison, as YUMC is an index member of both of these indices.

$100 Invested on 10/17/2016	10/17/2016	10/31/2016	11/30/2016	12/31/2016
YUMC	$100	$95	$110	$102
S&P China BMI	$100	$99	$98	$95
MSCI Asia APEX 50	$100	$100	$98	$96

2016 Form 10-K

Item 6.	Selected Financial Data.

The following table presents our selected historical consolidated and combined financial data. We derived the Consolidated and Combined Statements of Income (Loss) data and the Consolidated and Combined Cash Flows data for the years ended December 31, 2016, 2015 and 2014, and the Consolidated and Combined Balance Sheets data as of December 31, 2016 and 2015, as set forth below, from our audited Consolidated and Combined Financial Statements, which are included elsewhere in this Form 10-K. We derived the Combined Statements of Income (Loss) data and the Combined Cash Flows data for the year ended December 31, 2013, and the Combined Balance Sheets data as of December 31, 2014, as set forth below, from our audited Combined Financial Statements that are not included in this Form 10-K. We derived the Combined Statements of Income (Loss) data and the Combined Cash Flows data for the year ended December 31, 2012, and the Combined Balance Sheets data as of December 31, 2013  and 2012, as set forth below, from our unaudited Combined Financial Statements that are not included in this Form 10-K.

Our combined financial information for periods prior to the separation may not necessarily reflect our financial position, results of operations or cash flows as if we had operated as an independent public company during the periods prior to October 31, 2016, including changes that occurred in our operations and capitalization as a result of the separation from YUM and the distribution. Accordingly, our historical combined results should not be relied upon as an indicator of our future performance.

2016 Form 10-K

The following tables should be read together with, and are qualified in their entirety by reference to, the historical Consolidated and Combined Financial Statements and the related notes included elsewhere in this Form 10-K. Among other things, the historical Consolidated and Combined Financial Statements include more detailed information regarding the basis of presentation for the information in the following table. The tables should also be read together with the sections entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Selected Financial Data

Yum China Holdings, Inc.

(in US$ millions, except per share and unit amounts)

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Consolidated and Combined Statements of Income (Loss) Data:
Revenues
Company sales	$6,622	$6,789	$6,821	$6,800	$6,797
Franchise fees and income	130	120	113	105	101
Total revenues	6,752	6,909	6,934	6,905	6,898
Costs and Expenses, Net
Company restaurants
Food and paper	1,919	2,159	2,207	2,258	2,312
Payroll and employee benefits	1,432	1,386	1,407	1,360	1,259
Occupancy and other operating expenses(a)	2,259	2,386	2,415	2,347	2,210
Company restaurant expenses	5,610	5,931	6,029	5,965	5,781
General and administrative expenses(b)	424	395	389	356	336
Franchise expenses(c)	71	70	64	60	55
Closures and impairment expenses, net	78	64	517	325	9
Refranchising gain, net(d)	(15)	(13)	(17)	(5)	(17)
Other income, net	(56)	(26)	(51)	(25)	(112)
Total costs and expenses, net	6,112	6,421	6,931	6,676	6,052
Operating Profit(e)	640	488	3	229	846
Interest income, net	11	8	14	5	8
Changes in fair value of financial instruments	21	—	—	—	—
Income Before Income Taxes	672	496	17	234	854
Income tax provision	(158)	(168)	(54)	(135)	(181)
Net income (loss) – including noncontrolling interests	514	328	(37)	99	673
Net income (loss) – noncontrolling interests	12	5	(30)	(27)	11
Net Income (Loss) – Yum China Holdings, Inc.(e)	502	323	(7)	126	662
Basic Earnings (Loss) Per Common Share	1.36	0.89	(0.02)	0.35	1.82
Diluted Earnings (Loss) Per Common Share	1.36	0.89	(0.02)	0.35	1.82
Diluted Earnings (Loss) Per Common Share before Special Items(f)	1.28	0.92	0.98	1.06	1.62
Consolidated and Combined Cash Flow Data:
Net cash provided by operating activities	$864	$910	$775	$782	$871
Capital spending	436	512	525	568	655
Consolidated and Combined Balance Sheet Data:
Total assets	$3,727	$3,201	$3,257	$3,750	$3,782
Property, plant and equipment, net	1,647	1,841	2,001	1,979	1,810
Total Equity – Yum China Holdings, Inc.	2,377	1,921	1,888	2,281	2,217
Other Data:
Number of stores at year end
Company	6,008	5,768	5,417	5,026	4,547
Unconsolidated Affiliates	836	796	757	716	660
Franchisees	718	612	541	501	519
Total	7,562	7,176	6,715	6,243	5,726
Total Company system sales growth(g)
Reported	(1)%	—%	1%	(1)%	23%
Local currency(h)	5%	2%	1%	(4)%	20%
KFC system sales growth(g)
Reported	—%	(2)%	(1)%	(7)%	17%
Local currency(h)	6%	—%	(1)%	(9)%	14%
Pizza Hut Casual Dining system sales growth(g)
Reported	(2)%	8%	11%	28%	36%
Local currency(h)	3%	10%	12%	25%	32%

2016 Form 10-K

(a)

Occupancy and other operating expenses include license fees paid to YUM of $199 million, $219 million, $217 million, $215 million and $217 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(b)

General and administrative expenses include corporate expenses allocated from YUM of $11 million, $12 million, $11 million, $12 million and $15 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(c)

Franchise expenses include licenses fee paid to YUM of $50 million, $50 million, $48 million, $47 million and $46 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(d)	See Note 5 to the Consolidated and Combined Financial Statements for discussion of Refranchising gain, net.

(e)

Operating Profit for 2014 and 2013, respectively, includes $463 million and $295 million of expense associated with non-cash impairment of our investment in Little Sheep. After considering the tax benefit associated with these losses and the portion of the net losses allocated to noncontrolling interests, Net Income (Loss)—Yum China Holdings, Inc. was negatively impacted by these impairments by $361 million and $258 million in 2014 and 2013, respectively. Excluding these impairments, Net income (Loss)—Yum China Holdings, Inc. was income of $354 million and $384 million in 2014 and 2013, respectively. Operating profit in 2012 includes a $74 million gain in 2012 related to the acquisition of additional interest in and resulting consolidation of Little Sheep with no associated tax expense. Excluding this gain, Net Income (Loss) —Yum China Holdings, Inc. was income of $588 million in 2012.

(f)

In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) throughout this Form 10-K, the Company provides non-GAAP measurements which present certain operating results on a basis before Special Items. The Company uses Operating Profit before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally and Special Items are not included in any of our segment results. This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of Operating Profit before Special Items provides additional information to investors to facilitate the comparison of past and present results, excluding items that the Company does not believe are indicative of our ongoing operations due to their nature. 2016, 2015 and 2014 Special Items are described in further detail within our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Special Items in 2013 negatively impacted Operating Profit by $295 million due to the Little Sheep impairment. Special Items in 2012 positively impacted Operating Profit by $74 million due to gain on the acquisition of an additional interest in and resulting consolidation of Little Sheep.

(g)

System sales growth includes the results of all restaurants regardless of ownership, including company-owned, unconsolidated affiliate and franchise restaurants that operate our Concepts, except for non-company-owned restaurants for which we do not receive a sales-based royalty. Sales of unconsolidated affiliate and franchise restaurants typically generate ongoing franchise fees for the Company at a rate of approximately 6% of system sales. Sales of unconsolidated affiliate and franchise restaurants are not included in the Company sales in the Consolidated and Combined Statements of Income (Loss); however, the franchise fees are included in the Company’s revenues. We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

(h)

Local currency represents the percentage change excluding the impact of foreign currency translation. These amounts are derived by translating current year results at prior year average exchange rates. We believe the elimination of the foreign currency translation impact provides better year-to-year comparability without distorting of foreign currency fluctuations.

2016 Form 10-K

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the Consolidated and Combined Financial Statements in Item 8, the “Forward-Looking Statements” section at the beginning of this Form 10-K and the “Risk Factors” section set forth in Item 1A.

All Note references in this MD&A refer to the Notes to the Consolidated and Combined Financial Statements included in Item 8. of this Form 10-K. Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding.

Basis of Presentation

The Company separated from YUM on October 31, 2016, becoming an independent, publicly traded company as a result of a pro rata distribution of all outstanding shares of Yum China common stock to shareholders of YUM. Accordingly, the financial statements presented in this Form 10-K represent (i) for periods prior to October 31, 2016, the combined financial statements of YUM’s China businesses and operations when Yum China was a wholly owned subsidiary of YUM (referred to as “Combined Financial Statements”) and (ii) for periods subsequent to October 31, 2016, the consolidated financial statements of the Company as a separate publicly traded company following its separation from YUM (referred to as “Consolidated Financial Statements”). Throughout this Form 10-K when we refer to the “financial statements,” we are referring to the “Consolidated and Combined Financial Statements,” unless the context indicates otherwise.

The Combined Financial Statements have been prepared on a standalone basis and are derived from YUM’s consolidated financial statements and underlying accounting records. Transactions between the Company and YUM that were not cash settled were considered to be effectively settled at the time the transactions are recorded. The Combined Financial Statements include all revenues, costs, assets and liabilities directly attributable to the Company either through specific identification or allocation. The Combined Statements of Income include allocations for certain of YUM’s Corporate functions which provide a direct benefit to the Company. These costs have been allocated based on Company system sales relative to YUM’s global system sales. All allocated costs have been deemed to have been paid to YUM in the period in which the costs were recorded. The Company considers the cost allocation methodology and results to be reasonable for the periods prior to October 31, 2016. However, the allocations may not be indicative of the actual expense that the Company would have experienced had the Company operated as an independent, publicly traded company for the periods prior to October 31, 2016. Upon the separation from YUM, Parent Company Investment was adjusted as a result of settlement of certain assets and liabilities with YUM and formed Yum China’s common stock and additional paid-in capital. See Note 2 to the Consolidated and Combined Financial Statements for further information.

Overview

We are the largest restaurant company in China, with over 7,500 restaurants as of year-end 2016, and $6.8 billion of revenue, net income of $502 million and $1.13 billion of adjusted EBITDA in 2016. Our growing restaurant base consists of China’s leading restaurant concepts, including KFC, Pizza Hut Casual Dining, Pizza Hut Home Service, East Dawning, Little Sheep and Taco Bell. Following our separation from YUM, we have the exclusive right to operate and sub-license the KFC, Pizza Hut and, subject to achieving certain agreed upon milestones, Taco Bell brands in China, excluding Hong Kong, Taiwan and Macau, and we own the East Dawning and Little Sheep marks outright. We were the first major global restaurant brand to enter China in 1987 and we have developed deep operating experience in the market. We have since grown to become one of China’s largest retail developers covering over 1,100 cities and opening an average of approximately two new restaurants per day over the past five years.

2016 Form 10-K

Our KFC restaurants are the leading QSR brand in the PRC in terms of system sales and number of restaurants. As of December 31, 2016, KFC operated over 5,200 restaurants in over 1,100 cities across China. Measured by number of restaurants, we believe KFC has a two-to-one lead over the nearest Western QSR competitor in China and KFC continues to grow in both large and small cities. Similarly, Pizza Hut Casual Dining is the leading CDR concept in China as measured by system sales and number of restaurants. We believe Pizza Hut Casual Dining, with over 1,700 restaurants in over 400 cities as of December 31, 2016, has an approximately six-to-one lead in terms of restaurants over its nearest Western CDR competitor in China.

The operations of each of the Concept represent an operating segment of the Company within these Consolidated and Combined Financial Statements. We have two reportable segments: KFC and Pizza Hut Casual Dining. Our remaining operating segments, including the operations of Pizza Hut Home Service, East Dawning, Little Sheep and Taco Bell, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate.

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including metrics that management uses to assess the Company’s performance. Throughout this MD&A, we discuss the following performance metrics:

•

The Company provides certain percentage changes excluding the impact of foreign currency translation (“F/X”). These amounts are derived by translating current year results at prior year average exchange rates. We believe the elimination of the F/X impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

•

System sales growth includes the results of all restaurants regardless of ownership, including Company-owned, franchise and unconsolidated affiliate restaurants that operate our Concepts, except for non-company-owned restaurants for which we do not receive a sales-based royalty. Sales of franchise and unconsolidated affiliate restaurants typically generate ongoing franchise fees for the Company at a rate of approximately 6% of system sales. Franchise and unconsolidated affiliate restaurant sales are not included in Company sales on the Consolidated and Combined Statements of Income; however, the franchise fees are included in the Company’s revenues. We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

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

2016 Form 10-K

•

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides non-GAAP measurements which present Operating Profit before Special Items, Diluted Earnings (Loss) Per Common Share before Special Items, effective tax rate before Special Items and Adjusted EBITDA. Included in Special Items are reversal of (provision for) losses associated with sales of aircraft, incremental restaurant-level impairment upon separation, changes in fair value of financial instruments and impact of the redemption of the Little Sheep noncontrolling interest. The Company excludes impact from Special Items for the purpose of evaluating performance internally. Special Items are not included in any of our segment results. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of these non-GAAP measures provides additional information to investors to facilitate the comparison of past and present results, excluding those items that the Company does not believe are indicative of our ongoing operations due to their nature.

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago and exclude the impact of Special Items. All system sales growth, same-store sales growth and Operating Profit comparisons exclude the impact of foreign currency. Refer to Item 1. Business for a discussion on the seasonality of our operations.

In 2014, the Company’s sales and profits were significantly impacted by adverse publicity surrounding improper food handling practices by a former supplier. Specifically, on July 20, 2014, an undercover report was televised in China depicting improper food handling practices by supplier Shanghai Husi, a division of OSI, which is a large, global supplier to many in the restaurant industry. This triggered extensive news coverage in China that shook consumer confidence and impacted brand usage. Immediately following the incident, we experienced a significant, negative impact to sales and profits at both KFC and Pizza Hut Casual Dining. For further information about the potential impact of food safety risks on our business, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Food safety and food-borne illness concerns may have an adverse effect on our reputation and business.”

In 2015, our sales and profits continued to be negatively impacted by the adverse publicity in July 2014. Sales initially turned significantly positive as we lapped the supplier incident, but overall sales in the second half of 2015 trailed our expectations, particularly at Pizza Hut Casual Dining. In the second half of 2015, KFC grew same-store sales 3% in the third quarter and 6% in the fourth quarter, which was below our forecasts. Over the same period, Pizza Hut Casual Dining experienced same-store sales declines of 1% in the third quarter and 8% in the fourth quarter. We believe that this performance was driven primarily by (1) extraordinary volatility in financial markets, currency devaluation and overall softer economic conditions which weigh more heavily on the casual dining sector; (2) the impact of online delivery aggregators entering the casual dining space; and (3) marketing promotions which underperformed our expectations.

2016 Form 10-K

In 2016, the Company’s sales, excluding F/X, improved, as same-store sales turned around with positive trend, reversing a three-year period of declines. The Company overcame challenges arising from an international court ruling in July 2016 regarding claims to sovereignty over the South China Sea that triggered a series of regional protests and boycotts, intensified by social media, against a few international companies with well-known Western brands. The growth in Company’s profit was primarily aided by the impact of the retail tax structure reform implemented on May 1, 2016. The benefit from the retail tax structure reform was most visible and impactful on food and paper costs while other items such as utility cost and rental expense also benefited from it. For further information about the potential impact political, regulatory, economic and social conditions in China may have on our business, see “Item 1A. Risks Related to Doing Business in China—Changes in Chinese political policies and economic and social policies or conditions may materially and adversely affect our business, results of operations and financial condition and may result in our inability to sustain our growth and expansion strategies.”

2016 financial highlights are below:

	KFC	Pizza Hut Casual Dining	All other Segments	Total
System Sales Growth (Decline)(a)	6%	3%	(6)%	5%
Operating Profit Growth (Decline)(a)	36%	11%	54%	38%
Same Store Sales Growth (Decline)(a)	3%	(7)%	(5)%	—%
New Unit Openings	323	178	74	575

(a)	System Sales, Operating Profit and Same-Store Sales percentages as shown in 2016 financial highlights exclude the impact of F/X.

2016 Form 10-K

The Consolidated and Combined Results of Operations for the years ended December 31, 2016, 2015 and 2014 are presented below:

	Year			% B/(W)(a)
	2016	2015	2014	2016		2015
Company sales	$6,622	$6,789	$6,821	(2)		—
Franchise fees and income	130	120	113	8		7
Total revenues	$6,752	$6,909	$6,934	(2)		—
Restaurant profit	$1,012	$858	$792	18		8
Restaurant margin %	15.3%	12.6%	11.6%	2.7	ppts.	1.0	ppts.
Operating Profit	$640	$488	$3	31		NM
Interest income, net	11	8	14	50		(46)
Changes in fair value of financial instruments	21	—	—	NM		—
Income tax provision	(158)	(168)	(54)	6		NM
Net income (loss) – including noncontrolling interests	514	328	(37)	57		NM
Net income (loss) – noncontrolling interests	12	5	(30)	NM		NM
Net Income (Loss) –Yum China Holdings, Inc.	$502	$323	$(7)	55		NM
Diluted Earnings (Loss) Per Common Share(a)	$1.36	$0.89	$(0.02)	53		NM
Reported Effective tax rate	23.5%	33.9%	322.3%
Operating Profit before Special Items	$655	$503	$466
Diluted Earnings (Loss) Per Common Share before Special Items	$1.28	$0.92	$0.98
Effective tax rate before Special Items	26.2%	33.7%	26.8%
Adjusted EBITDA	$1,127	$998	$931

(a)	Represents year-over-year change in percentage. NM refers to changes over 100%, from negative to positive amounts or from zero to an amount.

Performance Metrics

	2016	2015
System Sales Growth (Decline)	(1)%	—%
System Sales Growth, excluding F/X	5%	2%
Same-store Sales Growth (Decline)	—%	(4)%

				% Increase
Unit Count	2016	2015	2014	2016	2015
Company-owned	6,008	5,768	5,417	4	6
Unconsolidated affiliates	836	796	757	5	5
Franchise	718	612	541	17	13
	7,562	7,176	6,715	5	7

2016 Form 10-K

Special Items

Special Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Year
Detail of Special Items	2016	2015	2014
Little Sheep impairment (See Note 5)	$—	$—	$(463)
Reversal of (provision for) losses associated with sale of aircraft(a) (See Note 5)	2	(15)	—
Incremental restaurant-level impairment upon separation(b) (See Note 5)	(17)	—	—
Special Items Expense - Operating Profit	(15)	(15)	(463)
Changes in fair value of financial instruments(c) (See Note 11)	21	—	—
Tax benefit on Special Items(d)	16	4	76
Special Items income (expense), net of tax - including noncontrolling interests	22	(11)	(387)
Special Items income (expense), net of tax - noncontrolling interests(e)	(8)	—	(26)
Special Items Income (Expense), net of tax - Yum China Holdings, Inc.	$30	$(11)	$(361)
Weighted average diluted shares outstanding	369,143,838	363,758,219	363,758,219
Special Items Diluted Earnings (Loss) Per Common Share	$0.08	$(0.03)	$(1.00)
Reconciliation of Reported Operating Profit to Operating Profit Before Special Items
Reported Operating Profit	$640	$488	$3
Special Items Expense - Operating Profit	(15)	(15)	(463)
Operating Profit before Special Items	$655	$503	$466
Reconciliation of Reported EPS to EPS Before Special Items
Reported Diluted Earnings (Loss) Per Common Share	$1.36	$0.89	$(0.02)
Special Items Diluted Earnings (Loss) Per Common Share	0.08	(0.03)	(1.00)
Diluted Earnings (Loss) Per Common Share before Special Items	$1.28	$0.92	$0.98
Reconciliation of Reported Effective Tax Rate to Effective Tax Rate Before Special Items
Reported effective tax rate (See Note 17)	23.5%	33.9%	322.3%
Impact on tax rate as a result of Special Items(d)	(2.7)%	0.2%	295.5%
Effective tax rate before Special Items	26.2%	33.7%	26.8%

(a)

During 2015, we made the decision to dispose of a corporate aircraft in China and recognized a loss of $15 million associated with the planned sale of the aircraft for the year ended December 31, 2015. We completed the sale during 2016. The sale proceeds of $19 million was greater than the net book value of $17 million of the aircraft at the time of disposal, which resulted in the reversal of $2 million of the previously recognized loss.

(b)

Incremental restaurant-level impairment represents additional impairment as a result of including the impact from the license fee paid to YUM on the individual restaurants future cash flow, which is equal to 3% of net system sales. Such license fee did not impact the impairment assessment prior to the separation as it was considered an intercompany charge at the time, whereas it became a charge from a third party after the separation and, therefore, should be considered in the impairment assessment.

2016 Form 10-K

(c)

In connection with the investment agreement with strategic investors entered into on September 1, 2016, Yum China issued 19,145,169.42 shares of common stock on November 1, 2016, subject to potential adjustment (“Post-Closing Adjustment”) by December 30, 2016, and warrants to purchase additional shares of common stock. The Post-Closing Adjustment and the warrants were accounted for as derivative instruments and liability-classified equity contracts, respectively. These financial instruments were initially measured at fair value on the date of issuance, with subsequent changes in fair value of $21 million recognized in earnings during the year ended December 31, 2016. No subsequent fair value measurements were recognized after December 30, 2016. (See Note 11)

(d)

The tax benefit was determined based upon the impact of the nature of each Special Item tax effected at the 25% China tax rate or the 35% US tax rate, except for the $21 million changes in fair value of financial instruments associated with the strategic investment which resulted in no income tax expense. Additionally, during the year ended December 31, 2016, we recognized a tax benefit of $26 million related to the legal entity restructuring of our Little Sheep business by YUM. $12 million of this benefit was attributed to previous Little Sheep impairment losses recognized within Special Items in 2014 and 2013 and as such was classified as a Special Item consistent with the classification of those historical impairments.

(e)

During the year ended December 31, 2016, the Little Sheep founding shareholders sold their remaining 7% Little Sheep ownership interest to the Company pursuant to their redemption rights. The difference between the purchase price of less than $1 million, which was determined using a non-fair value based formula pursuant to the agreement governing the redemption rights, and the carrying value of their redeemable noncontrolling interests was recorded as an $8 million loss attributable to noncontrolling interests. (See Note 8)

Adjusted EBITDA

Reported net income (loss), along with the reconciliation to Adjusted EBITDA, is presented below.

	2016	2015	2014
Reconciliation of Reported Net Income (Loss) to Adjusted EBITDA
Net Income (Loss)—Yum China Holdings, Inc.	$502	$323	$(7)
Net income (loss)—noncontrolling interests	12	5	(30)
Income tax provision	158	168	54
Interest income, net	(11)	(8)	(14)
Changes in fair value of financial instruments	(21)	—	—
Reported Operating Profit	640	488	3
Depreciation and amortization	402	425	411
Store impairment charges (See Note 5)	70	70	54
Special Items Expense—Operating Profit	15	15	463
Adjusted EBITDA	$1,127	$998	$931

2016 Form 10-K

Segment Results

KFC

				% B/(W)				% B/(W)
				2016				2015
	2016	2015	2014	Reported		Ex F/X		Reported		Ex F/X
Company sales	$4,572	$4,652	$4,782	(2)		4		(3)		(1)
Franchise fees and income	124	116	111	7		13		4		7
Total revenues	4,696	$4,768	$4,893	(2)		4		(3)		(1)
Restaurant profit	$746	$620	$559	20		27		11		14
Restaurant margin %	16.3%	13.3%	11.7%	3.0	ppts.	3.0	ppts.	1.6	ppts.	1.7	ppts.
G&A expenses	$161	$150	$150	(7)		(13)		—		(2)
Closure and impairment expenses, net	$41	$50	$41	18		13		(22)		(26)
Other income, net	$(45)	$(33)	$(21)	37		45		61		61
Operating Profit	$645	$499	$435	29		36		14		18

	2016	2015
System Sales Growth (Decline)	—%	(2)%
System Sales Growth, excluding F/X	6%	—%
Same-Store Sales Growth (Decline)	3%	(4)%

				% Increase
Unit Count	2016	2015	2014	2016	2015
Company-owned	3,913	3,821	3,732	2	2
Unconsolidated affiliates	836	796	757	5	5
Franchise	475	386	339	23	14
	5,224	5,003	4,828	4	4

	2015	New Builds	Closures	Refranchised	Acquired	2016
Company-owned	3,821	251	(87)	(73)	1	3,913
Unconsolidated affiliates	796	56	(9)	(7)	—	836
Franchise	386	16	(6)	80	(1)	475
Total	5,003	323	(102)	—	—	5,224

	2014	New Builds	Closures	Refranchised	Acquired	Other	2015
Company-owned	3,732	282	(144)	(52)	3	—	3,821
Unconsolidated affiliates	757	58	(15)	—	—	(4)	796
Franchise	339	11	(17)	52	(3)	4	386
Total	4,828	351	(176)	—	—	—	5,003

2016 Form 10-K

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2016 vs. 2015
Income (Expense)	2015	Store Portfolio Actions	Other	F/X	2016
Company sales	$4,652	$59	$122	$(261)	$4,572
Cost of sales	(1,512)	(11)	77	78	(1,368)
Cost of labor	(903)	(11)	(73)	54	(933)
Occupancy and other operating expenses	(1,617)	(9)	14	87	(1,525)
Restaurant profit	$620	$28	$140	$(42)	$746

	2015 vs. 2014
Income (Expense)	2014	Store Portfolio Actions	Other	F/X	2015
Company sales	$4,782	$137	$(176)	$(91)	$4,652
Cost of sales	(1,584)	(40)	83	29	(1,512)
Cost of labor	(963)	(18)	60	18	(903)
Occupancy and other operating expenses	(1,676)	(42)	69	32	(1,617)
Restaurant profit	$559	$37	$36	$(12)	$620

In 2016, the increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth, partially offset by the impact of more refranchising. Significant other factors impacting Company sales and/or Restaurant profit were the favorable impact of cost favorability from retail tax structure reform (primarily in cost of sales), Company same-store sales growth of 3% and lower utility cost, partially offset by higher labor costs including wage inflation of 8%, and commodity inflation of 1%.

In 2015, the increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth, partially offset by the impact of refranchising. Significant other factors impacting Company sales and/or Restaurant profit were labor efficiencies and lower utilities, partially offset by wage inflation of 8% and Company same-store sales declines of 4%.

Franchise Fees and Income

In 2016, the increase in Franchise fees and income, excluding the impact of F/X, was driven by the impact of refranchising.

In 2015, the increase in Franchise fees and income, excluding the impact of F/X, was driven by the impact of refranchising and net new unit growth, partially offset by franchise same-store sales declines of 9%.

G&A Expenses

In 2016, the increase in G&A expenses, excluding the impact of F/X, was driven by higher compensation costs due to wage inflation and higher incentive compensation associated with better operating results of KFC.

In 2015, the increase in G&A expenses, excluding the impact of F/X, was driven by higher compensation costs due to wage inflation.

2016 Form 10-K

Operating Profit

In 2016, the increase in Operating Profit, excluding the impact of F/X, was driven by the impact of same-store sales growth, lower restaurant operating costs, including the favorable impact of the retail tax structure reform and net new unit growth, partially offset by higher G&A expenses. In addition, the leap year in 2016 added an extra day in February resulting in incremental Operating Profit of $5 million.

In 2015, the increase in Operating Profit, excluding the impact of F/X, was driven by net new unit growth and lower restaurant operating costs, partially offset by same-store sales declines and higher closure and impairment expenses.

Pizza Hut Casual Dining

				% B/(W)				% B/(W)
				2016				2015
	2016	2015	2014	Reported		Ex F/X		Reported		Ex F/X
Company sales	$1,772	$1,824	$1,696	(3)		3		8		10
Franchise fees and income	2	1	—	NM		NM		NM		NM
Total revenues	$1,774	$1,825	$1,696	(3)		3		8		10
Restaurant profit	$248	$225	$243	10		17		(7)		(5)
Restaurant margin %	14.0%	12.3%	14.3%	1.7	ppts.	1.7	ppts.	(2.0)	ppts.	(1.9)	ppts.
G&A expenses	$80	$73	$65	(10)		(16)		(12)		(14)
Closure and impairment expenses, net	$17	$8	$2	NM		NM		NM		NM
Operating Profit	$150	$145	$176	4		11		(18)		(16)

	2016	2015
System Sales Growth (Decline)	(2)%	8%
System Sales Growth, excluding F/X	3%	10%
Same-Store Sales Growth (Decline)	(7)%	(5)%

				% Increase
Unit Count	2016	2015	2014	2016	2015
Company-owned	1,690	1,556	1,310	9	19
Franchise	24	16	3	50	NM
	1,714	1,572	1,313	9	20

	2015	New Builds	Closures	Refranchised	2016
Company-owned	1,556	173	(36)	(3)	1,690
Franchise	16	5	—	3	24
Total	1,572	178	(36)	—	1,714

	2014	New Builds	Closures	Refranchised	2015
Company-owned	1,310	279	(21)	(12)	1,556
Franchise	3	1	—	12	16
Total	1,313	280	(21)	—	1,572

2016 Form 10-K

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2016 vs. 2015
Income (Expense)	2015	Store Portfolio Actions	Other	F/X	2016
Company sales	$1,824	$172	$(122)	$(102)	$1,772
Cost of sales	(543)	(44)	97	26	(464)
Cost of labor	(391)	(46)	(2)	24	(415)
Occupancy and other operating expenses	(665)	(62)	45	37	(645)
Restaurant profit	$225	$20	$18	$(15)	$248

	2015 vs. 2014
Income (Expense)	2014	Store Portfolio Actions	Other	F/X	2015
Company sales	$1,696	$249	$(85)	$(36)	$1,824
Cost of sales	(494)	(75)	15	11	(543)
Cost of labor	(346)	(58)	5	8	(391)
Occupancy and other operating expenses	(613)	(95)	30	13	(665)
Restaurant profit	$243	$21	$(35)	$(4)	$225

In 2016, the increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were the favorable impact from retail tax structure reform (primarily in cost of sales) and commodity deflation of 3%, partially offset by Company same-store sales declines of 7% and higher labor costs including wage inflation of 9%.

In 2015, the increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were wage rate inflation of 8% and Company same-store sales declines of 5%, partially offset by labor efficiencies and lower utilities.

G&A Expenses

In 2016, the increase in G&A expenses, excluding the impact of F/X, was driven by higher compensation costs due to wage rate inflation and higher headcount.

In 2015, the increase in G&A expenses, excluding the impact of F/X, was driven by higher compensation costs due to wage rate inflation and higher headcount.

Operating Profit

In 2016, the increase in Operating Profit, excluding the impact of F/X, was driven by lower restaurant operating costs, including the favorable impact of the retail tax structure reform, and net new unit growth, partially offset by same-store sales declines of 7% and higher G&A expenses.

In 2015, the decrease in Operating Profit, excluding the impact of F/X, was driven by higher restaurant operating costs, same-store sales declines and higher G&A expenses, partially offset by net new unit growth.

2016 Form 10-K

All Other Segments

All Other Segments includes Pizza Hut Home Service, East Dawning, Little Sheep and Taco Bell.

				% B/(W)				% B/(W)
				2016				2015
	2016	2015	2014	Reported		Ex F/X		Reported		Ex F/X
Company sales	$278	$313	$343	(11)		(6)		(9)		(7)
Franchise fees and income	4	3	2	18		25		NM		NM
Total revenues	$282	$316	$345	(11)		(5)		(8)		(6)
Restaurant profit	$17	$13	$(10)	32		41		NM		NM
Restaurant margin %	6.4%	4.3%	(2.8)%	2.1	ppts.	2.1	ppts.	7.1	ppts.	7.2	ppts.
G&A expenses	$30	$28	$31	(6)		(12)		7		5
Closure and impairment expenses, net	$3	$6	$11	44		40		44		43
Operating Loss	$(6)	$(14)	$(44)	55		54		70		70

In 2016, the decrease in total revenues, excluding the impact of F/X, was driven by same-store sales declines of 5% and unit closures and refranchising related to Little Sheep, partially offset by net new unit growth.

In 2015, the decrease in total revenues, excluding the impact of F/X, was driven by unit closures, refranchising and same-store sales declines related to Little Sheep units, partially offset by net new unit growth and same-store sales growth for Pizza Hut Home Service.

In 2016, the decrease in Operating Loss, excluding the impact of F/X, was driven by lower operating losses at Pizza Hut Home Service and Little Sheep.

In 2015, the decrease in Operating Loss, excluding the impact of F/X, was driven by lower operating losses at Little Sheep.

Corporate & Unallocated

				% B/(W)
Income (Expense)	2016	2015	2014	2016		2015
Corporate G&A expenses	(153)	$(144)	$(143)	(6)		(1)
Unallocated closures and impairments (See Note 5)	(17)	—	(463)	NM		NM
Refranchising gain (See Note 5)	15	13	17	9		(21)
Other unallocated (See Note 7)	6	(11)	25	NM		(43)
Interest income, net	11	8	14	50		(46)
Income tax provision (See Note 17)	(158)	(168)	(54)	6		NM
Effective tax rate (See Note 17)	23.5%	33.9%	322.3%	10.4	ppts.	NM

Corporate G&A Expenses

In 2016, the increase in Corporate G&A expenses was driven by higher compensation costs due to higher incentive compensation associated with better operating results of the Company and wage inflation, and the expenses associated with becoming an independent, publicly listed company.

In 2015, the increase in Corporate G&A expenses was driven by higher compensation costs due to wage inflation and higher headcount.

2016 Form 10-K

Unallocated Closures and Impairments

In 2016, unallocated closures and impairments represent the restaurant-level incremental impairment expense of $17 million associated with the 3% license fee paid to YUM which was not included in our restaurant impairment indicator and recoverability tests prior to the separation. See Note 5.

Other Unallocated

In 2016, Other unallocated primarily includes the reversal of loss associated with the disposal of a corporate aircraft and insurance recoveries related to the 2012 poultry supply incident. See Note 7.

In 2015, Other unallocated primarily includes the write-down related to our decision to dispose of a corporate aircraft, partially offset by insurance recoveries related to the 2012 poultry supply incident.

Interest Income, Net

The increase in interest income, net for 2016 was driven by higher returns on short-term investments and time deposits.

The decrease in interest income, net for 2015 was driven by lower returns on short-term investments.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%. To the extent those earnings are not deemed permanently reinvested in China, we are required to record U.S. tax on those earnings, net of a credit for the foreign taxes paid in China. Our effective tax rate was 23.5%, 33.9% and 322.3% in 2016, 2015 and 2014, respectively. The lower effective tax rate in 2016 was due to the recognition of tax benefit of $26 million as a result of the legal entity restructuring of our Little Sheep business. The higher effective tax rate in 2014 was primarily due to the recognition of $160 million of non-cash Little Sheep goodwill impairment, which resulted in no related tax benefit.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

PRC Value-Added Tax

Effective May 1, 2016, the Chinese government implemented reform to its retail tax structure, which is intended to be a progressive and positive shift to more closely align with a more modern service-based economy. Under this reform, a 6% output VAT replaced the 5% Business Tax previously applied to certain restaurant sales. Input VAT would be creditable to the aforementioned 6% output VAT.

Entities that are VAT general taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity by entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as an input VAT credit asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, in the Consolidated and Combined Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any input VAT credit asset for recoverability based on its forecasted operating results. As of December 31, 2016, an input VAT credit asset of $80 million and payable of $3 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, in the Consolidated and Combined Balance Sheets.

2016 Form 10-K

Our restaurant margins benefited from the VAT reform in the year ended December 31, 2016 and we expect a positive financial benefit under this VAT regime going forward. However, the amount of our expected benefit from this VAT regime depends on a number of factors, some of which are outside of our control. The VAT reform is still at an early stage of implementation and the interpretation and application of the new VAT regime may not be immediately clear or settled at some local governmental levels. In addition, the timetable for enacting the prevailing VAT regulations into national VAT law, including ultimate enacted VAT rates, is not clear. As a result, for the foreseeable future, the benefit of this significant and complex VAT reform has the potential to fluctuate from quarter to quarter.

Foreign Currency Exchange Rate

The reporting currency of the Company is the US$. Most of the revenues, costs, assets and liabilities of the Company are denominated in RMB. Any significant change in the exchange rate between US$ and RMB may materially and adversely affect the Company’s business, results of operations, cash flows and financial condition. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a further discussion.

Consolidated and Combined Cash Flows

Net cash provided by operating activities was $864 million in 2016 as compared to $910 million in 2015. The decrease was primarily driven by increased inventory procurement and timing of payments for inventory, and a related increase in accounts receivable driven by amounts due from franchisees and unconsolidated affiliates as the Company adopted a central procurement model in August 2016, and an increase in VAT credit asset associated with the benefit from the retail tax structure reform, partially offset by higher Operating Profit.

In 2015, net cash provided by operating activities was $910 million as compared to $775 million in 2014. The increase was primarily due to the timing of payments for inventory, lower tax payments and higher Operating Profit.

Net cash used in investing activities was $471 million in 2016 as compared to $493 million in 2015. The decrease was primarily driven by lower capital spending, partially offset by increased purchases of short-term investments.

In 2015, net cash used in investing activities was $493 million as compared to $512 million in 2014. The decrease was primarily driven by lower capital spending.

Net cash provided by financing activities was $95 million in 2016 as compared to net cash used in financing activities of $213 million in 2015. The increase was primarily driven by proceeds from issuance of common stock and warrants, partially offset by changes in net parent investment.

In 2015, net cash used in financing activities was $213 million in 2015 as compared to $319 million in 2014. The decrease was primarily driven by changes in net parent investment.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores and from our franchise operations and dividend payments from our unconsolidated affiliates. Excess cash has historically been repatriated to YUM through intercompany loans or dividends.

2016 Form 10-K

Our ability to fund our future operations and capital needs will depend on our ongoing ability to generate cash from operations. We believe our principal uses of cash in the future will be primarily to fund our operations, capital expenditures and any distributions to our stockholders or share repurchases we may make. We believe that our future cash from operations, together with our access to funds on hand and capital markets, will provide adequate resources to fund these uses of cash and that our existing cash and net cash from operations will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months.

Our balance sheet may reflect a working capital deficit, which is not uncommon in our industry and is also historically common for YUM. Company sales are paid for in cash or by credit card or mobile payment (which is quickly converted into cash). Substantial amounts of cash received from our restaurant operations are invested in new restaurant assets which are non-current in nature. As part of our working capital strategy, we negotiate favorable credit terms with vendors although our on-hand inventory turns slightly slower than the related short-term liabilities. Accordingly, it is not unusual for current liabilities to exceed current assets. We believe such a deficit has no significant impact on our liquidity or operations.

If our cash flows from operations are less than we require, we may need to access the capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future or at all will be impacted by many factors, including, but not limited to:

•	our financial performance;

•	our credit ratings or absence of a credit rating;

•	the liquidity of the overall capital markets; and

•	the state of the Chinese, U.S. and global economies.

There can be no assurance, particularly as a new company that currently has no credit rating, that we will have access to the capital markets on terms acceptable to us or at all. See “Item 1A. Risk Factors” for a further discussion.

Generally our income is subject to the Chinese statutory tax rate of 25%. However, to the extent our cash flows from operations exceed our China cash requirements, the excess cash may be subject to an overall tax rate equal to the 35% U.S. statutory income tax rate.

Dividends and Share Repurchases

On February 7, 2017, we announced that our board of directors authorized a $300 million share repurchase program. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and Rule 10b5-1 trading plans.

Our ability to declare and pay any dividends on our stock may be restricted by applicable Chinese laws. The laws, rules and regulations applicable to our Chinese subsidiaries permit payments of dividends only out of their accumulated profits, if any, determined in accordance with applicable Chinese accounting standards and regulations. Under Chinese law, an enterprise incorporated in China is required to set aside at least 10% of its after-tax profits each year, after making up previous years’ accumulated losses, if any, to fund certain statutory reserve funds, until the aggregate amount of such a fund reaches 50% of its registered capital. As a result, our Chinese subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. At the discretion of the board of directors, as an enterprise incorporated in China, each of our Chinese subsidiaries may allocate a portion of its after-tax profits based on Chinese accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

2016 Form 10-K

Borrowing Capacity

As of December 31, 2016, the Company had credit facilities of RMB2,300 million (approximately $330 million) in the aggregate.

The credit facilities have terms ranging from 1 to 3 years. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China and contains financial covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Interest on any outstanding borrowings is due at least monthly. As of December 31, 2016, the full amount of borrowings were available to us under each facility.

Contractual Obligations

Our significant contractual obligations and payments as of December 31, 2016 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Leases(a)	$45	$3	$6	$6	$30
Operating Leases(a)	3,048	444	796	668	1,140
Purchase Obligations(b)	319	319	—	—	—
Total Contractual Obligations	$3,412	$766	$802	$674	$1,170

(a)	These obligations, which are shown on a nominal basis, relate primarily to more than 6,000 company-owned restaurants. See Note 12.

(b)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have excluded agreements that are cancelable without penalty. Purchase obligations relate primarily to supply agreements.

We have not included in the contractual obligations table approximately $31 million of liabilities for unrecognized tax benefits relating to various tax positions we have taken. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. These liabilities exclude amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

Off-Balance Sheet Arrangements

See the Unconsolidated Affiliates Guarantees sections of Note 19 for discussion of our off-balance sheet arrangements.

2016 Form 10-K

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard. ASU 2014-09 is now effective for the Company in our first quarter of fiscal 2018 with early adoption permitted in the first quarter of 2017. The standard allows for either a full retrospective or modified retrospective transition method. In March and April 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. We do not believe these standards will impact our recognition of revenue from Company-owned restaurants or our recognition of continuing fees from franchisees, which are based on a percentage of franchise sales. However, the initial fees from franchisees, which are currently recognized as revenue when we have performed substantially all initial services required by the franchise agreement, generally upon the opening of a store, will be recognized over the term of the franchise agreement because the franchise rights will be accounted for as rights to access our symbolic intellectual property. Our initial fees, including renewal fees, of $6 million were recognized as revenue during the year ended December 31, 2016. In addition, we are continuing to evaluate the impact the adoption of these standards will have on the recognition and presentation of other revenue transactions with unconsolidated affiliates and franchisees.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) (ASU 2015-11), which requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-10 is effective for the Company in our first quarter of fiscal 2017 with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our Consolidated and Combined Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the Company in our first quarter of fiscal 2019 with early adoption permitted. The standard must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We expect that this standard will have a material effect on our financial statements. While we are continuing to assess the effect of adoption, we currently believe the most significant changes relate to the recognition of right-of-use (“ROU”) assets and lease liabilities on our balance sheet for operating leases of the land and/or building of our restaurants and office space. At December 31, 2016, we operated more than 6,000 restaurants, leasing the underlying land and/or building, with our commitments expiring within 20 years from the inception of the lease. The amount of our future minimum lease payments under operating leases was approximately $3 billion as of December 31, 2016. We anticipate continuing to add more restaurants and increase our leasing activity between now and adoption.

2016 Form 10-K

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) (ASU 2016-09): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company in our first quarter of fiscal 2017 with early adoption permitted. Upon adoption of this standard, excess tax benefits associated with share-based compensation, which are currently recognized within Common Stock, will be reflected within the income tax provision in our Consolidated and Combined Statements of Income. Additionally, our Consolidated and Combined Statements of Cash Flows will present such excess tax benefits, which are currently presented as a financing activity, as an operating activity. The impact of adopting this standard on our Consolidated and Combined Financial Statements will be dependent on the timing and intrinsic value of future share-based compensation award exercises.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) (ASU 2016-13): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company in our first quarter of fiscal 2020 with early adoption permitted beginning in the first quarter of fiscal 2019. We are currently evaluating the impact the adoption of this standard will have on our Consolidated and Combined Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (ASU 2016-15), which provides clarification regarding how certain cash receipts and cash payment are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2018 using a retrospective transition method with early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on our Consolidated and Combined Financial Statements.

Critical Accounting Policies and Estimates

Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments. These judgments involve estimations of the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations or financial condition. Changes in the estimates and judgments could significantly affect our results of operations, financial condition and cash flows in future years. A description of what we consider to be our most significant critical accounting policies follows.

2016 Form 10-K

Impairment or Disposal of Long-Lived Assets

We review long-lived assets of restaurants (primarily PP&E and allocated intangible assets subject to amortization) semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We evaluate recoverability based on the restaurant’s forecasted undiscounted cash flows, which incorporate our best estimate of sales growth and margin improvement based upon our plans for the unit and actual results at comparable restaurants. Our restaurant impairment indicator and recoverability tests do not include a deduction for license fees paid to YUM before our separation on October 31, 2016. However such license fee paid to YUM is included in the impairment indicator and recoverability tests after the separation, as our relationship with YUM changed from one between subsidiary and parent prior to the separation to the one between the licensee and a third-party licensor after the separation. As a result of including the license fees paid to YUM, the additional impairment assessment performed as of November 1, 2016 resulted in incremental restaurant-level impairment of $17 million. For restaurant assets that are deemed not to be recoverable, we write down the impaired restaurant to its estimated fair value. Key assumptions in the determination of fair value are the future after-tax cash flows of the restaurant, which are reduced by future royalties a franchisee would pay, and a discount rate. The after-tax cash flows incorporate reasonable sales growth and margin improvement assumptions that would be used by a franchisee in the determination of a purchase price for the restaurant. Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions.

When we believe it is more likely than not a restaurant or groups of restaurants will be refranchised for a price less than their carrying value, but do not believe the restaurant(s) have met the criteria to be classified as held for sale, we review the restaurants for impairment. Expected net sales proceeds are generally based on actual bids from the buyer, if available, or anticipated bids given the discounted projected after-tax cash flows for the group of restaurants. Historically, these anticipated bids have been reasonably accurate estimations of the proceeds ultimately received. The after-tax cash flows used in determining the anticipated bids incorporate reasonable assumptions we believe a franchisee would make such as sales growth and margin improvement as well as expectations as to the useful lives of the restaurant assets. These after-tax cash flows also include a deduction for the anticipated, future royalties we would receive under a franchise agreement with terms substantially at market entered into simultaneously with the refranchising transaction.

The discount rate used in the fair value calculations is our estimate of the required rate of return that a franchisee would expect to receive when purchasing a similar restaurant or groups of restaurants and the related long-lived assets. The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

We evaluate indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist. We perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset. Our only indefinite-lived intangible asset is our Little Sheep trademark. In 2014, we recorded impairment charges of $284 million to write the Little Sheep trademark down to its estimated fair value. The Little Sheep trademark has a book value of $53 million at December 31, 2016. Our 2016 and 2015 fair value estimate of the Little Sheep trademark exceeded its carrying value. Fair value was determined using a relief-from-royalty valuation approach that included estimated future revenues as a significant input, and a discount rate of 12% and 13% for 2016 and 2015, respectively, as our estimate of the required rate-of-return that a third-party buyer would expect to receive when purchasing the Little Sheep trademark. The primary drivers of fair value include franchise revenue growth and revenues from a wholly-owned business that sells seasoning to retail customers. Franchise revenue growth reflects annual same-store sales growth of 4% and approximately 35 new franchise units per year, partially offset by the impact of approximately 25 franchise closures per year. The seasoning business is forecasted to generate sales growth rates consistent with historical results.

2016 Form 10-K

Impairment of Goodwill

We evaluate goodwill for impairment on an annual basis as of the beginning of our fourth quarter or more often if an event occurs or circumstances change that indicates impairment might exist. Goodwill is evaluated for impairment by determining whether the fair value of our reporting units exceed their carrying values. Our reporting units are our individual operating segments. Fair value is the price a willing buyer would pay for the reporting unit, and is generally estimated using discounted expected future after-tax cash flows from Company-owned restaurant operations and franchise royalties.

Future cash flow estimates and the discount rate are the key assumptions when estimating the fair value of a reporting unit. Future cash flows are based on growth expectations relative to recent historical performance and incorporate sales growth and margin improvement assumptions that we believe a third-party buyer would assume when determining a purchase price for the reporting unit. The sales growth and margin improvement assumptions that factor into the discounted cash flows are highly correlated as cash flow growth can be achieved through various interrelated strategies such as product pricing and restaurant productivity initiatives. The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

Other than the Little Sheep reporting unit discussed below, the fair values of our other reporting units were substantially in excess of their respective carrying values as of the goodwill testing dates in 2016, 2015 and 2014, respectively.

In 2014, we completely impaired the remaining goodwill balance at the Little Sheep reporting unit of $160 million. The fair value of the Little Sheep reporting unit was based on the estimated price a willing buyer would pay, and was determined using an income approach with future cash flow estimates generated by the business as a significant input. Future cash flow estimates were impacted by assumptions related to new unit development, sales growth and margin improvement. These fair values incorporated a discount rate of 13% as our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing the Little Sheep reporting unit.

When we refranchise restaurants, we include goodwill in the carrying amount of the restaurants disposed of based on the relative fair values of the portion of the reporting unit disposed of in the refranchising versus the portion of the reporting unit that will be retained. The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which include a deduction for the anticipated, future royalties the franchisee will pay us associated with the franchise agreement entered into simultaneously with the refranchising transaction. Appropriate adjustments are made to the fair value determinations if such franchise agreement is determined to not be at prevailing market rates.

The discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee is reduced by future royalties the franchisee will pay the Company. The Company thus considers the fair value of future royalties to be received under the franchise agreement as fair value retained in its determination of the goodwill to be written off when refranchising. Others may consider the fair value of these future royalties as fair value disposed of and thus would conclude that a larger percentage of a reporting unit’s fair value is disposed of in a refranchising transaction.

2016 Form 10-K

Financial Instruments

The Post-Closing Adjustment related to and the warrants issued in the investment with the Investors are accounted for as derivative instruments and liability-classified equity contracts, respectively (see Note 11). They were initially measured at fair value as of November 1, 2016, the date when shares of common stock were issued, and were subject to subsequent fair value measurement until December 30, 2016. The Company adopted the Monte-Carlo Simulation model and the Black-Scholes option-pricing model in deriving the fair value of the Post-Closing Adjustment and the warrants, respectively.

Under the valuation models, we made a number of assumptions, including:

•	the expected future volatility of the price of shares of Yum China common stock;

•	the risk-free interest rate;

•	the expected dividend yield; and

•	the estimated price of shares of Yum China common stock over the measurement period.

We estimated the expected future volatility of Yum China common stock based on the historical price volatility of the publicly traded shares of common stock of comparable companies. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield in effect with maturity terms equal to the term of the financial instruments. The dividend yield was estimated to be zero. The estimated price of shares of Yum China common stock over the measurement period was based on simulated stock prices and the market conditions defined in the terms in each simulated path.

The valuation models require the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate and, as a result, our operating income and net income.

Share-Based Compensation

We account for share awards issued to employees in accordance with Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”), Compensation-Stock Compensation. Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period. We recognize share-based compensation expense for awards granted to employees and non-employee directors using the straight-line method.

We estimated the fair value of our share-based awards at the grant date using the Black Scholes option-pricing model. It should be noted that the option pricing model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate and, as a result, our operating income and net income.

Under the Black Scholes option-pricing model, we made a number of assumptions regarding the fair value of the share-based awards, including:

•	the expected future volatility of the price of shares of Yum China common stock;

•	the risk-free interest rate;

2016 Form 10-K

•	the expected dividend yield; and

•	the expected term.

We estimated the expected future volatility of the price of shares of Yum China common stock based on the historical price volatility of the publicly traded shares of common stock of comparable companies. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield in effect with maturity terms equal to the expected term of the awards. The dividend yield was estimated to be zero. We use historical turnover data to estimate the expected forfeiture rate.

PRC Value-Added Tax

At each balance sheet date, the Company reviews the outstanding balance of any net VAT credit asset for recoverability assessment. We evaluate the recoverability of the net VAT credit asset based on our estimated operating results and capital spending, which inherently include significant assumptions subject to change. Key assumptions include the following:

•	Estimated growth rate for revenues;

•	Estimated restaurant expenses and other costs;

•	Estimated new unit development and asset upgrades.

We also consider qualitative factors including the fact that such assets can be carried forward indefinitely to offset future net VAT payables, our ability to manage the accumulation of the input VAT credits and potential changes in VAT rates. Changes in any of the assumptions could materially impact the amount of net VAT asset and its recoverability and, as a result, our operating income and net income.

Income Taxes

Prior to October 31, 2016, our operations have historically been included in the U.S. federal and U.S. state income tax returns filed by YUM. Our foreign income tax returns, primarily those filed by our China subsidiaries, are filed on an individual entity basis. Income tax expense and other income tax related information contained in our Consolidated and Combined Financial Statements are presented on a separate return basis as if we filed our own U.S. federal and U.S. state tax returns rather than having been included in these YUM tax returns. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise for the periods presented prior to October 31, 2016. The calculation of our income taxes on a separate return basis requires a considerable amount of judgment and the use of both estimates and allocations. Current income tax liabilities related to our operations under the separate return method as of October 31, 2016 are assumed to be immediately settled with YUM and are relieved through the Parent Company Investment account and the net transfers to parent in the Consolidated and Combined Statements of Cash Flows. Subsequent to October 31, 2016, the Company became a separate taxpayer and will prepare its own consolidated U.S. federal income tax return and U.S. state income tax filings.

2016 Form 10-K

At December 31, 2016 and 2015, we had valuation allowances of approximately $41 million and $45 million to reduce our $209 million and $173 million of deferred tax assets, respectively, to amounts that are more likely than not to be realized. The deferred tax assets not subject to a valuation allowance primarily relate to temporary differences in our profitable China legal entities. In evaluating our ability to recover our deferred tax assets, we consider future taxable income as well as carryforward periods and restrictions on usage. The estimation of future taxable income and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly subject to tax audits and examination by federal, state and foreign tax authorities. We recognize the benefit of positions taken or expected to be taken in our tax returns when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. At December 31, 2016 and 2015 we had $26 million and $15 million, respectively, of unrecognized tax benefits. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

We have investments in foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. We have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone these basis differences from reversing with a tax consequence. We estimate that our total temporary difference upon which we have not provided deferred tax is approximately $1.5 billion at December 31, 2016. However, it is not practicable to determine the deferred tax liability on this amount due to uncertainty with regard to the timing or manner of repatriation and the related impact on local taxes, withholding taxes and foreign tax credits.

If our intentions regarding our ability and intent to postpone these basis differences from reversing with a tax consequence change, deferred tax liability may need to be provided on this excess that could materially impact the provision for income taxes.

See Note 17 of the Consolidated and Combined Financial Statements for a further discussion of our income taxes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

Changes in foreign currency exchange rates impact the translation of our reported foreign currency denominated earnings, cash flows and net investments in foreign operations, virtually all of which are denominated in RMB. We chose not to hedge our foreign currency denominated earnings through the use of financial instruments, and attempted to minimize the related exposure by purchasing goods and services from third parties in local currencies when practical.

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the year ended December 31, 2016, the Company’s Operating Profit would have decreased approximately $82 million if the RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

2016 Form 10-K

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements with our vendors.

2016 Form 10-K

Item 8.	Financial Statements and Supplementary Data.

Financial Statement Schedules

No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above-listed financial statements or notes thereto.

2016 Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YUM China Holdings, Inc.:

We have audited the accompanying consolidated and combined balance sheets of YUM China Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated and combined statements of income (loss), comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Yum China Holdings Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 and Note 2, the combined financial statements, constituting the periods prior to October 31, 2016, include Yum! Brands, Inc.’s (“YUM”) China businesses and operations and have been derived from the consolidated financial statements and underlying accounting records of YUM. The combined financial statements also include expense allocations for certain corporate functions historically provided by YUM. These allocations may not be reflective of the actual expense which would have been incurred had the Company operated as a separate entity apart from YUM prior to October 31, 2016.

/s/ KPMG Huazhen LLP

Shanghai, China

March 8, 2017

2016 Form 10-K

Consolidated and Combined Statements of Income (Loss)

Yum China Holdings, Inc.

Years ended December 31, 2016, 2015 and 2014

(in US$ millions, except for per share data)

	2016	2015	2014
Revenues
Company sales	$6,622	$6,789	$6,821
Franchise fees and income	130	120	113
Total revenues	6,752	6,909	6,934
Costs and Expenses, Net
Company restaurants
Food and paper	1,919	2,159	2,207
Payroll and employee benefits	1,432	1,386	1,407
Occupancy and other operating expenses	2,259	2,386	2,415
Company restaurant expenses	5,610	5,931	6,029
General and administrative expenses	424	395	389
Franchise expenses	71	70	64
Closures and impairment expenses, net	78	64	517
Refranchising gain, net	(15)	(13)	(17)
Other income, net	(56)	(26)	(51)
Total costs and expenses, net	6,112	6,421	6,931
Operating Profit	640	488	3
Interest income, net	11	8	14
Changes in fair value of financial instruments	21	—	—
Income Before Income Taxes	672	496	17
Income tax provision	(158)	(168)	(54)
Net income (loss) – including noncontrolling interests	514	328	(37)
Net income (loss) – noncontrolling interests	12	5	(30)
Net Income (Loss) – Yum China Holdings, Inc.	$502	$323	$(7)
Basic Earnings (Loss) Per Common Share	$1.36	$0.89	$(0.02)
Diluted Earnings (Loss) Per Common Share	$1.36	$0.89	$(0.02)

See accompanying Notes to Consolidated and Combined Financial Statements.

2016 Form 10-K

Consolidated and Combined Statements of Comprehensive Income (Loss)

Yum China Holdings, Inc.

Years ended December 31, 2016, 2015 and 2014

(in US$ millions)

	2016	2015	2014
Net income (loss) - including noncontrolling interests	$514	$328	$(37)
Other comprehensive income (loss), net of tax of nil
Foreign currency losses arising during the year	(132)	(93)	(52)
Comprehensive income (loss) - including noncontrolling interests	382	235	(89)
Comprehensive income (loss) - noncontrolling interests	9	(1)	(32)
Comprehensive Income (Loss) - Yum China Holdings, Inc.	$373	$236	$(57)

See accompanying Notes to Consolidated and Combined Financial Statements.

2016 Form 10-K

Consolidated and Combined Statements of Cash Flows

Yum China Holdings, Inc.

Years ended December 31, 2016, 2015 and 2014

(in US$ millions)

	2016	2015	2014
Cash Flows – Operating Activities
Net income (loss) – including noncontrolling interests	$514	$328	$(37)
Depreciation and amortization	402	425	411
Closures and impairment expenses	78	64	517
Refranchising gain	(15)	(13)	(17)
Deferred income taxes	(40)	29	(104)
Equity income from investments in unconsolidated affiliates	(54)	(41)	(30)
Distributions of income received from unconsolidated affiliates	35	21	28
Excess tax benefit from share-based compensation	(2)	(3)	(2)
Share-based compensation expense	16	14	13
Changes in fair value of financial instruments	(21)	—	—
Changes in accounts receivable	(54)	(5)	(5)
Changes in inventories	(96)	61	(21)
Changes in prepaid expenses and other current assets	7	(8)	21
Changes in accounts payable and other current liabilities	123	31	39
Changes in income taxes payable	6	(14)	(44)
Other, net	(35)	21	6
Net Cash Provided by Operating Activities	864	910	775
Cash Flows – Investing Activities
Capital spending	(436)	(512)	(525)
Purchases of short-term investments	(136)	(40)	(427)
Maturities of short-term investments	53	40	427
Proceeds from refranchising of restaurants	32	27	31
Proceeds from disposal of aircraft	19	—	—
Other, net	(3)	(8)	(18)
Net Cash Used in Investing Activities	(471)	(493)	(512)
Cash Flows – Financing Activities
Net transfers to Parent	(357)	(214)	(316)
Payment of capital lease obligations	(3)	(2)	(1)
Short-term borrowings, by original maturity
More than three months – proceeds	—	—	2
More than three months – payments	—	—	(2)
Excess tax benefit from share-based compensation	2	3	2
Proceeds from issuance of common stock and warrants	460	—	—
Other, net	(7)	—	(4)
Net Cash Provided by (Used in) Financing Activities	95	(213)	(319)
Effect of Exchange Rates on Cash and Cash Equivalents	(28)	(17)	(6)
Net Increase (Decrease) in Cash and Cash Equivalents	460	187	(62)
Cash and Cash Equivalents – Beginning of Year	425	238	300
Cash and Cash Equivalents – End of Year	$885	$425	$238

Supplemental Cash Flow Data
Cash paid for income tax	182	143	186

See accompanying Notes to Consolidated and Combined Financial Statements.

2016 Form 10-K

Consolidated and Combined Balance Sheets

Yum China Holdings, Inc.

December 31, 2016 and 2015

(in US$ millions, except for number of shares)

	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$885	$425
Short-term investments	79	—
Accounts receivable, net	74	33
Inventories, net	268	189
Prepaid expenses and other current assets	120	152
Total Current Assets	$1,426	$799
Property, plant and equipment, net	1,647	1,841
Goodwill	79	85
Intangible assets, net	88	107
Investments in unconsolidated affiliates	71	61
Other assets	254	192
Deferred income taxes	162	116
Total Assets	$3,727	$3,201
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$971	$926
Income taxes payable	33	22
Total Current Liabilities	1,004	948
Capital lease obligations	28	34
Other liabilities and deferred credits	252	234
Total Liabilities	1,284	1,216
Redeemable Noncontrolling Interest	—	6
Equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 383,344,835.42 shares issued and outstanding at December 31, 2016	4	—
Treasury stock	(20)	—
Additional paid-in capital	2,352	—
Retained earnings(a)	40	—
Parent Company Investment(b)	—	1,791
Accumulated other comprehensive income	1	130
Total Equity – Yum China Holdings, Inc.	2,377	1,921
Noncontrolling interests	66	58
Total Equity	2,443	1,979
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$3,727	$3,201

(a)	Retained earnings represent the Company’s earnings after taxes generated from November 1, 2016 to December 31, 2016.

(b)

Parent Company Investment represents YUM’s historical investment in the Company, the Company’s accumulated net earnings after taxes, and the net effect of transactions with and allocations from YUM. Upon the separation, Parent Company Investment was reclassified into the Company’s common stock and additional paid-in capital.

See accompanying Notes to Consolidated and Combined Financial Statements.

2016 Form 10-K

Consolidated and Combined Statements of Equity

Yum China Holdings, Inc.

Years ended December 31, 2016, 2015 and 2014

(in US$ millions, except for number of shares)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other	Parent					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Company	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	Income	Investment	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2013	—	$—	$—	$—	$267	$2,014	—	$—	$63	$2,344	$39
Net loss						(7)			(1)	(8)	(29)
Foreign currency translation losses					(50)				(1)	(51)	(1)
Comprehensive loss										(59)	(30)
Dividends declared									(4)	(4)	—
Net transfers to Parent						(336)				(336)
Balance at December 31, 2014	—	$—	$—	$—	$217	$1,671	—	$—	$57	$1,945	$9
Net Income (loss)						323			6	329	(1)
Foreign currency translation losses					(87)				(4)	(91)	(2)
Comprehensive income (loss)										238	(3)
Acquisition of Little Sheep store-level noncontrolling interests						1			(1)	—
Net transfers to Parent						(204)				(204)
Balance at December 31, 2015	—	$—	$—	$—	$130	$1,791	—	$—	$58	$1,979	$6
Net Income				40		462			19	521	1
Noncontrolling interest loss upon redemption										—	(8)
Foreign currency translation gains (losses)					(129)				(4)	(133)	1
Comprehensive income (loss)										388	(6)
Dividends declared									(7)	(7)
Net transfers to Parent						(360)				(360)
Capitalization at separation	363,758,219.00	4	1,889			(1,893)				—
Issuance of common stock to Investors	19,145,169.42		364							364
Reclassification of warrants issued to Investors			95							95
Stock repurchased from Investors(a)							(784,686.42)	(20)		(20)
Exercise and vesting of share-based awards	441,447.00	—	—							—
Share-based compensation			4							4
Balance at December 31, 2016	383,344,835.42	$4	$2,352	$40	$1	$—	(784,686.42)	$(20)	$66	$2,443	$—

(a)

Pursuant to the investment agreement with the Investors, 19,145,169.42 shares issued on November 1, 2016 were subject to Post-Closing Adjustment on December 30, 2016, and 784,686.42 shares were subsequently repurchased on January 9, 2017. The repurchased shares were treated as treasury stock as of December 31, 2016. See Note 11.

See accompanying Notes to Consolidated and Combined Financial Statements.

2016 Form 10-K

Notes to Consolidated and Combined Financial Statements

(Tabular amounts in US$ millions, except for number of shares and per share data)

Note 1 – Description of Business

Yum China Holdings, Inc. (“Yum China” and, together with its subsidiaries, the “Company,” “we,” “us,” and “our”) was incorporated in Delaware on April 1, 2016. The Company separated from Yum! Brands, Inc. (“YUM” or the “Parent”) on October 31, 2016 (the “separation”), becoming an independent publicly traded company as a result of a pro rata distribution (the “distribution”) of all outstanding shares of Yum China common stock to shareholders of YUM. On October 31, 2016, YUM’s shareholders of record as of 5:00 p.m. Eastern Time on October 19, 2016 received one share of Yum China common stock for every one share of YUM common stock held as of the record date. Yum China’s common stock began trading “regular way” under the ticker symbol “YUMC” on the New York Stock Exchange on November 1, 2016.

The Company owns, franchises or has ownership in entities that own and operate restaurants under the KFC, Pizza Hut Casual Dining, Pizza Hut Home Service, Taco Bell, East Dawning and Little Sheep concepts (collectively, the “Concepts”). In connection with the separation of the Company from YUM, Yum! Restaurants Asia Pte. Ltd., a wholly-owned indirect subsidiary of YUM, and Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company, entered into a 50-year master license agreement with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew, for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC, Pizza Hut and, subject to achieving certain agreed upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China (the “PRC” or “China”), excluding Hong Kong, Taiwan and Macau. In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. We own the East Dawning and Little Sheep intellectual property and pay no license fee related to these concepts.

The operations of each Concept represent an operating segment of the Company within these Consolidated and Combined Financial Statements. We have two reportable segments: KFC and Pizza Hut Casual Dining. Our remaining operating segments, including the operations of Pizza Hut Home Service, East Dawning, Little Sheep and Taco Bell, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate.

In 1987, KFC was the first quick-service restaurant brand to enter China. As of December 31, 2016, there are over 5,200 KFCs in China. We maintain a 58% and 70% controlling interest in the entities that own and operate the KFCs in Shanghai and Beijing, respectively. We have a 47% noncontrolling ownership in each of our unconsolidated affiliates that own and operate KFCs in Hangzhou, Suzhou and Wuxi.

KFC Unit Count	2016	2015	2014
Company - owned	3,913	3,821	3,732
Unconsolidated affiliates	836	796	757
Franchise	475	386	339
	5,224	5,003	4,828

2016 Form 10-K

The first Pizza Hut Casual Dining in China opened in 1990. As of December 31, 2016, there are over 1,700 Pizza Hut Casual Dining restaurants in China.

Pizza Hut Casual Dining Unit Count	2016	2015	2014
Company - owned	1,690	1,556	1,310
Franchise	24	16	3
	1,714	1,572	1,313

Note 2 – Summary of Significant Accounting Policies

In connection with our separation from YUM, the direct and indirect equity interests of all of our operating subsidiaries and intermediate holding companies were transferred from YUM to Yum China, when Yum China was still one of YUM’s subsidiaries, through a series of transactions, which were completed in August 2016. The Company separated from YUM on October 31, 2016, becoming an independent publicly traded company as a result of a pro rata distribution of all outstanding shares of Yum China common stock to shareholders of YUM.

The financial statements presented herein represent (i) prior to October 31, 2016, the Combined Financial Statements of YUM’s China businesses and operations when the Company was a wholly owned subsidiary of YUM and (ii) subsequent to October 31, 2016, the Consolidated Financial Statements of the Company as a separate publicly traded company following its separation from YUM.

Our preparation of the accompanying Consolidated and Combined Financial Statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Basis of Preparation and Principles of Consolidation. The accompanying Combined Financial Statements have been prepared on a standalone basis and are derived from YUM’s consolidated financial statements and underlying accounting records. Transactions between the Company and YUM that were not cash settled were considered to be effectively settled at the time the transactions are recorded. The Combined Financial Statements include all revenues, costs, assets and liabilities directly attributable to the Company either through specific identification or allocation. The Consolidated and Combined Statements of Income (Loss) include allocations for certain of YUM’s Corporate functions which provided a direct benefit to the Company. These costs have been allocated based on Company system sales relative to YUM’s global system sales. System sales includes the sales results of all restaurants regardless of ownership. All allocated costs have been deemed to have been paid to YUM in the period in which the costs were recorded. The Company considers the cost allocation methodology and results to be reasonable for the periods prior to October 31, 2016. However, the allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, publicly traded company for the periods prior to October 31, 2016. Upon the separation, Parent Company Investment was adjusted as a result of settlement of certain assets and liabilities with YUM and formed the Company’s common stock and additional paid-in capital. See Note 3 for further discussion.

Intercompany accounts and transactions have been eliminated in consolidation. We consolidate entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest. We also consider for consolidation an entity, in which we have certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it.

2016 Form 10-K

Our most significant variable interests are in entities that operate restaurants under franchise arrangements. We do not generally have an equity interest in our franchisee businesses with the exception of certain entities discussed below. Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees. We have variable interests in certain entities that operate restaurants under franchise agreements through real estate lease arrangements with them to which we are a party. At December 31, 2016, the Company had future lease payments due from franchisees, on a nominal basis, of approximately $95 million. As our franchise arrangements provide our franchisee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

We consolidate the entities that operate KFCs in Shanghai and Beijing where we have controlling interests of 58% and 70%, respectively. We report Net income (loss) attributable to noncontrolling interests, which includes the minority shareholders of the entities separately on the face of our Consolidated and Combined Statements of Income. The portion of equity not attributable to the Company for these entities is reported within equity, separately from the Company’s equity on the Consolidated and Combined Balance Sheets.

We have a noncontrolling 47% interest in each of the entities that operate the KFCs in Hangzhou, Suzhou and Wuxi. We account for these entities by the equity method. These entities are not VIEs and our lack of majority voting rights precludes us from controlling these affiliates. Thus, we do not consolidate these affiliates. Instead, we account for them under the equity method. Our share of the net income or loss of these unconsolidated affiliates is included in Other income, net.

At December 31, 2015, the founding shareholders that owned the remaining 7% ownership interest in Little Sheep held an option that, if exercised, requires us to redeem their noncontrolling interest. This redeemable noncontrolling interest was classified outside permanent equity and recorded in the Consolidated and Combined Balance Sheets at the greater of the initial carrying amount adjusted for the noncontrolling interest’s share of net income (loss), or its redemption value, as of December 31, 2015. During the year ended December 31, 2016, the Little Sheep founding shareholders sold their remaining 7% Little Sheep ownership interest to us pursuant to their redemption rights.

Comparative Information. Certain comparative items in the Consolidated and Combined Financial Statements have been reclassified to conform to the current year’s presentation to facilitate comparison.

Fiscal Calendar. Our fiscal year ends on December 31. The Company operates on a fiscal monthly calendar, with two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter.

Foreign Currency. Our functional currency for the operating entities in China is the Chinese Renminbi (“RMB”), the currency of the primary economic environment in which they operate. Income and expense accounts for our operations are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities are then translated into U.S. dollars at exchange rates in effect at the balance sheet date. As of December 31, 2016, net cumulative translation adjustment gains of $1 million were recorded in Accumulated other comprehensive income in the Consolidated and Combined Balance Sheets. Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency, to the extent they arise, are included in Other income, net in our Consolidated and Combined Statements of Income.

Franchise Operations. We execute agreements which set out the terms of our arrangement with franchisees. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and their payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

2016 Form 10-K

The internal costs we incur to provide support services to our franchisees are charged to General and Administrative (“G&A”) expenses as incurred. Certain direct costs of our franchise operations are charged to Franchise expenses. These costs include provisions for estimated uncollectible fees, rent or depreciation expense associated with restaurants we sublease to franchisees, and certain other direct incremental franchise support costs. The 3% license fee we pay to YUM for the right to sublicense the KFC, Pizza Hut and Taco Bell intellectual property is also recorded in Franchise expenses.

License fees due to YUM for our Company-owned stores are included within restaurant margin in Occupancy and other operating expenses in the Consolidated and Combined Statements of Income. License fees due to YUM on franchise sales are included in Franchise Expenses. Total license fees paid to YUM were $249 million, $269 million and $265 million during the years ended December 31, 2016, 2015 and 2014.

Revenue Recognition. Revenues from Company-owned restaurants are recognized when payment is tendered at the time of sale. The Company presents sales net of sales-related taxes. The license fee we pay to YUM as a percentage of these Company sales is included in Occupancy and other operating expenses. We recognize income from gift cards when the gift card is redeemed by the customer. We recognize breakage revenue, which is the amount of gift card proceeds that is not expected to be redeemed, when the likelihood of redemption becomes remote.

Income from our franchisees includes initial fees, continuing fees, renewal fees and rental income from restaurants we sublease to them. We recognize initial fees received from a franchisee as revenue when we have performed substantially all initial services required by the franchise agreement, which is generally upon the opening of a store. We recognize continuing fees, which are based upon a percentage of franchisee sales, as those sales occur and rental income is recognized as it is earned. We recognize renewal fees when a renewal agreement with a franchisee becomes effective. We present initial fees collected upon the sale of a Company-owned restaurant to a franchisee in Refranchising gain, net.

Customer Loyalty Program. The Company’s KFC reportable segment operates a customer loyalty program which allows registered members to earn points for each qualifying purchase. Points, which generally expire 18 months after being earned, enable members to receive a coupon that may be redeemed primarily against future purchases of the KFC’s branded products for free or at a discounted price. Points cannot be redeemed for cash. The retail value of points earned by the loyalty program members is recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed, with a corresponding deferred revenue liability included in Accounts payable and other current liabilities in the Consolidated and Combined Balance Sheets. The Company recognizes the deferred revenue as revenue when (i) a coupon is redeemed by the customer; (ii) a coupon expires; or (iii) the likelihood of the points being converted into a coupon and the coupon being redeemed by a customer is remote (“breakage”).

The recorded liability related to these customer loyalty programs totaled $4 million as of December 31, 2016. The Company estimates the value of the future redemption obligations using statistical formulas that project timing of future point redemptions based on historical levels, including an estimate of the breakage for points that members will never redeem, and an estimate of the points that members will eventually redeem. A ten percent reduction in the estimate of breakage would have increased the estimated liability as of December 31, 2016 by $1 million.

Direct Marketing Costs. We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown. Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant. Our direct marketing expenses were $332 million, $327 million and $328 million in 2016, 2015 and 2014, respectively. We report direct marketing costs in Occupancy and other operating expenses.

2016 Form 10-K

Our franchise agreements require our franchisees to fund advertising and marketing expenditures, typically in an amount that is a percentage of sales. Local marketing expenditures are managed by each operator. The Company, as an agent, collects and disburses non-local funds on behalf of the entire system. We record cash received and accounts payable from the administration of such non-local funds in our Consolidated and Combined Balance Sheets. Any unused non-local funds are returned to the system.

Research and Development Expenses. Research and development expenses, which are expensed as incurred, are reported in G&A expenses. Research and development expenses were $5 million in each of 2016, 2015 and 2014.

Share-Based Compensation. Prior to the separation, all employee equity awards were granted by YUM. Upon the separation, holders of outstanding YUM equity awards generally received both adjusted YUM awards and Yum China awards, or adjusted awards of either YUM or Yum China in their entirety, to maintain the pre-separation intrinsic value of the awards. The modified equity awards have the same terms and conditions as the awards held immediately before the separation, except the number of shares and the price were adjusted. The incremental compensation cost, measured as the excess of the fair value of the award immediately after the modification over the fair value of the award immediately before the modification, based on Black-Scholes option-pricing model was immaterial, and YUM and the Company continue to recognize the unamortized fair value of the awards over the remaining requisite service period as their respective employees continue to provide services. All awards granted following the separation were granted under the Company’s Long Term Incentive Plan (the “2016 Plan”). We recognize all share-based payments to employees and directors, including grants of stock options, restricted stock units (“RSU”) and stock appreciation rights (“SARs”), in the Consolidated and Combined Financial Statements as compensation cost over the service period based on their fair value on the date of grant. This compensation cost is recognized over the service period on a straight-line basis for awards that actually vest. We present this compensation cost consistent with the other compensation costs for the employee recipient in G&A expenses. Share-based compensation expense includes an allocation of amounts incurred by YUM for services provided on our behalf prior to the separation. See Note 15 for further discussion of YUM’s share-based compensation plans.

Impairment or Disposal of Property, Plant and Equipment. Property, plant and equipment (“PP&E”) is tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are not recoverable if their carrying value is less than the undiscounted cash flows we expect to generate from such assets. If the assets are not deemed to be recoverable, impairment is measured based on the excess of their carrying value over their fair value.

2016 Form 10-K

For purposes of impairment testing for our restaurants, we have concluded that an individual restaurant is the lowest level of independent cash flows unless our intent is to refranchise restaurants as a group. We review our long-lived assets of such individual restaurants (primarily PP&E and allocated intangible assets subject to amortization) semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We use two consecutive years of operating losses after a restaurant has been open for three years as our primary indicator of potential impairment for our semi-annual impairment testing of these restaurant assets. We evaluate the recoverability of these restaurant assets by comparing the estimated undiscounted future cash flows, which are based on our entity-specific assumptions, to the carrying value of such assets. Our impairment indicator and recoverability tests do not include a deduction for license fees paid to YUM before the separation on October 31, 2016. However, such license fee paid to YUM is included in the impairment indicator and recoverability tests after the separation, as our relationship with YUM changed from the one between a subsidiary and its parent prior to the separation to the one between a licensee and a third-party licensor after the separation. As a result of including license fees paid to YUM, we performed an additional impairment assessment as of November 1, 2016 and recognized incremental restaurant-level impairment of $17 million. For restaurant assets that are not deemed to be recoverable, we write down an impaired restaurant to its estimated fair value, which becomes its new cost basis. Fair value is an estimate of the price a franchisee would pay for the restaurant and its related assets and is determined by discounting the estimated future after-tax cash flows of the restaurant, which include a deduction for royalties we would receive under a franchise agreement with terms substantially at market. The after-tax cash flows incorporate reasonable assumptions we believe a franchisee would make such as sales growth and margin improvement. The discount rate used in the fair value calculation is our estimate of the required rate-of-return that a franchisee would expect to receive when purchasing a similar restaurant and the related long-lived assets. The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

When we believe it is more likely than not a restaurant or groups of restaurants will be refranchised for a price less than their carrying value, but do not believe the restaurant(s) have met the criteria to be classified as held for sale, we review the restaurants for impairment. We evaluate the recoverability of these restaurant assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the restaurant or group of restaurants. For restaurant assets that are not deemed to be recoverable, we recognize impairment for any excess of carrying value over the fair value of the restaurants, which is based on the expected net sales proceeds. To the extent ongoing agreements to be entered into with the franchisee simultaneous with the refranchising are expected to contain terms, such as royalty rates, not at prevailing market rates, we consider the off-market terms in our impairment evaluation. We recognize any such impairment charges in Refranchising gain. Refranchising gain includes the gains or losses from the sales of our restaurants to new and existing franchisees, including any impairment charges discussed above, and the related initial franchise fees. We recognize gains on restaurant refranchisings when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity and we are satisfied that the franchisee can meet its financial obligations.

When we decide to close a restaurant, it is reviewed for impairment and depreciable lives are adjusted based on the expected disposal date. Other costs incurred when closing a restaurant such as costs of disposing of the assets as well as other facility-related expenses from previously closed stores are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, if any. Any costs recorded upon store closure as well as any subsequent adjustments to liabilities for remaining lease obligations as a result of lease termination or changes in estimates of sublease income are recorded in Closures and impairment expenses. In the event we are forced to close a store and receive compensation for such closure, that compensation is recorded in Closures and impairment expenses. To the extent we sell assets associated with a closed store, any gain or loss upon that sale is also recorded in Closures and impairment expenses.

2016 Form 10-K

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, sublease income and refranchising proceeds. Accordingly, actual results could vary significantly from our estimates.

Impairment of Investments in Unconsolidated Affiliates. We record impairment charges related to an investment in an unconsolidated affiliate whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary. In addition, we evaluate our investments in unconsolidated affiliates for impairment when they have experienced two consecutive years of operating losses.

Government Subsidies. Government subsidies primarily consist of financial subsidies received from provincial and local governments for operating a business in their jurisdictions and compliance with specific policies promoted by the local governments. There are no defined rules and regulations to govern the criteria necessary for companies to receive such benefits, and the amount of financial subsidy is determined at the discretion of the relevant government authorities. Government subsidies are recognized when it is probable that the Company will comply with the conditions attached to them, and the subsidies are received. If the subsidy is related to an expense item, it is recognized as a reduction to the related expense to match the subsidy to the costs that it is intended to compensate. If the subsidy is related to an asset, it is deferred and recorded in other liabilities and then recognized ratably over the expected useful life of the related asset in the Consolidated and Combined Statements of Income.

Income Taxes. Prior to October 31, 2016, the Company’s results have historically been included in the consolidated U.S. federal income tax return and U.S. state income tax filings of YUM. The Company has computed its provision for income taxes on a separate return basis in these Consolidated and Combined Financial Statements. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise for the periods presented prior to October 31, 2016. The calculation of income taxes for the Company on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. Subsequent to October 31, 2016, the Company became a separate taxpayer and will prepare its own consolidated U.S. federal income tax return and U.S. state income tax filings.

We record deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences or carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Additionally, in determining the need for recording a valuation allowance against the carrying amount of deferred tax assets, we consider the amount of taxable income and periods over which it must be earned, actual levels of past taxable income and known trends and events or transactions that are expected to affect future levels of taxable income. Where we determine that it is more likely than not that all or a portion of an asset will not be realized, we record a valuation allowance.

We recognize the benefit of positions taken or expected to be taken in our tax returns when it is more likely than not, which is a likelihood of more than fifty percent, that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. We evaluate these amounts on a quarterly basis to ensure that they have been appropriately adjusted for audit settlements and other events we believe may impact the outcome. Changes in judgment that result in subsequent recognition, derecognition or a change in measurement of a tax position taken in a prior annual period (including any related interest and penalties) are recognized as a discrete item in the interim period in which the change occurs. We recognize accrued interest and penalties related to unrecognized tax benefits as components of our Income tax provision.

2016 Form 10-K

We do not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of our investments in foreign subsidiaries to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. This criteria is met if the foreign subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that we intend to maintain in non-U.S. subsidiaries considers items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans and expected cash requirements in the United States.

In November, 2015 the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), to simplify the presentation of deferred taxes on the balance sheet. ASU 2015-17 requires organizations that present a classified balance sheet to classify all deferred taxes as noncurrent assets or noncurrent liabilities. We have elected to early adopt this guidance as of December 31, 2015.

See Note 17 for a further discussion of our income taxes.

Fair Value Measurements. Fair value is the price we would receive to sell an asset or pay to transfer a liability (exit price) in an orderly transaction between market participants. For those assets and liabilities we record or disclose at fair value, we determine fair value based upon the quoted market price, if available. If a quoted market price is not available for identical assets, we determine fair value based upon the quoted market price of similar assets or the present value of expected future cash flows considering the risks involved, including counterparty performance risk if appropriate, and using discount rates appropriate for the duration. The fair values are assigned a level within the fair value hierarchy, depending on the source of the inputs into the calculation.

Level 1	Inputs based upon quoted prices in active markets for identical assets.

Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly.

Level 3	Inputs that are unobservable for the asset.

Cash and Cash Equivalents. Cash equivalents represent funds we have temporarily invested (with original maturities not exceeding three months), including short-term, highly liquid debt securities. Cash and overdraft balances that meet the criteria for right to offset are presented net on our Consolidated and Combined Balance Sheets.

Short-term Investments. Short-term investments represent time deposits with original maturities of over three months but less than one year when purchased.

Receivables. Trade receivables consisting of royalties from franchisees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts receivable on our Consolidated and Combined Balance Sheets. Our provision for uncollectible franchise receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due. Additionally, we monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe it probable that our franchisees will be unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Trade receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. Receivables due from unconsolidated affiliates were $53 million and $19 million as of December 31, 2016 and 2015, respectively.

2016 Form 10-K

Receivables from Payment Processors or Aggregators. Receivables from payment processors such as WeChat and Alipay or aggregators are cash due from them for clearing transactions and are included in Prepaid expenses and other current assets. The cash was paid by customers through these payment processors or aggregators for food provided by the Company. The Company considers and monitors the credit worthiness of the third-party payment processors and aggregators used. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Receivable balances are written off after all collection efforts have been exhausted. As of December 31, 2016, no allowance for doubtful accounts was provided for such receivables.

Inventories. We value our inventories at the lower of cost (computed on the first-in, first-out method) or market.

Property, Plant and Equipment. We state PP&E at cost less accumulated depreciation and amortization. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets as follows: 20 years for buildings, the lesser of 8 years and remaining lease term for leasehold improvements, 5 to 10 years for restaurant machinery and equipment and 3 to 5 years for capitalized software costs. We suspend depreciation and amortization on assets related to restaurants that are held for sale.

Leases and Leasehold Improvements. The Company leases land, buildings or both for its restaurants. The length of our lease terms, which generally do not have renewal options, is an important factor in determining the appropriate accounting for leases including the initial classification of the lease as capital or operating and the timing of recognition of rent expense over the duration of the lease. We include renewal option periods in determining the term of our leases when failure to renew the lease would impose a penalty on the Company in such an amount that a renewal appears to be reasonably assured at the inception of the lease. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to continue the use of the leased property. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term. We generally do not receive leasehold improvement incentives upon opening a store that is subject to a lease.

We expense rent associated with leased land or buildings while a restaurant is being constructed whether rent is paid or we are subject to a rent holiday. Additionally, certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rent during the lease term. For leases with fixed escalating payments and/or rent holidays, we record rent expense on a straight-line basis over the lease term, including any option periods considered in the determination of that lease term. Contingent rentals are generally based on sales levels in excess of stipulated amounts, and thus are not considered minimum lease payments and are included in rent expense when attainment of the contingency is considered probable (e.g., when Company sales occur).

From time to time, we purchase the rights to use government-owned land for a fixed period of time. These land use rights are recorded in Other Assets in our Consolidated and Combined Balance Sheets as we are purchasing the right and are a legal party to the underlying land grant, and are amortized to rent expense on a straight-line basis over the term of the land use right.

Internal Development Costs and Abandoned Site Costs. We capitalize direct costs associated with the site acquisition and construction of a Company unit on that site, including direct internal payroll and payroll-related costs. Only those site-specific costs incurred subsequent to the time that the site acquisition is considered probable are capitalized. If we subsequently make a determination that it is probable a site for which internal development costs have been capitalized will not be acquired or developed, any previously capitalized internal development costs are expensed and included in G&A expenses.

2016 Form 10-K

Goodwill and Intangible Assets. From time to time, the Company acquires restaurants from our existing franchisees or acquires another business. Goodwill from these acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. Goodwill is not amortized and has been assigned to reporting units for purposes of impairment testing. Our reporting units are our individual operating segments.

We evaluate goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairment might exist. We have selected the beginning of our fourth quarter as the date on which to perform our ongoing annual impairment test for goodwill. We may elect to perform a qualitative assessment for our reporting units to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, then the reporting unit’s fair value is compared to its carrying value. Fair value is the price a willing buyer would pay for a reporting unit, and is generally estimated using discounted expected future after-tax cash flows from Company-owned restaurant operations and franchise royalties. The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value.

If we record goodwill upon acquisition of a restaurant(s) from a franchisee and such restaurant(s) is then sold within two years of acquisition, the goodwill associated with the acquired restaurant(s) is written off in its entirety. If the restaurant is refranchised two years or more subsequent to its acquisition, we include goodwill in the carrying amount of the restaurants disposed of based on the relative fair values of the portion of the reporting unit disposed of in the refranchising and the portion of the reporting unit that will be retained. The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which includes a deduction for the anticipated, future royalties the franchisee will pay us associated with the franchise agreement entered into simultaneously with the refranchising transition. The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit and includes the value of franchise agreements. Appropriate adjustments are made if a franchise agreement includes terms that are determined to not be at prevailing market rates. As such, the fair value of the reporting unit retained can include expected cash flows from future royalties from those restaurants currently being refranchised, future royalties from existing franchise businesses and company restaurant operations. As a result, the percentage of a reporting unit’s goodwill that will be written off in a refranchising transaction will be less than the percentage of the reporting unit’s Company-owned restaurants that are refranchised in that transaction.

We evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its estimated remaining useful life. Intangible assets that are deemed to have a definite life are generally amortized on a straight-line basis to their residual value.

We evaluate our indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairments might exist. We perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter. We may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of an indefinite-lived intangible asset exceeds its carrying value, then the asset’s fair value is compared to its carrying value. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset.

2016 Form 10-K

Our definite-lived intangible assets that are not allocated to an individual restaurant are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. An intangible asset that is deemed not recoverable on an undiscounted basis is written down to its estimated fair value, which is our estimate of the price a willing buyer would pay for the intangible asset based on discounted expected future after-tax cash flows. For purposes of our impairment analysis, we update the cash flows that were initially used to value the definite-lived intangible asset to reflect our current estimates and assumptions over the asset’s future remaining life.

Financial Instruments. We account for derivative instruments and liability-classified equity contracts (e.g., warrants) as either assets or liabilities in the Consolidated and Combined Balance Sheets. The financial instruments are recorded at their respective fair value as determined on the day of issuance and subsequently adjusted to the fair value at each reporting date. Changes in the fair value of financial instruments are recognized periodically in the Consolidated and Combined Statements of Income (Loss). The estimated fair values of derivative instruments and liability-classified equity contracts are determined at discrete points in time using standard valuation techniques. See Note 13 for further discussion.

Guarantees. We account for guarantees in accordance with ASC Topic 460 (“ASC 460”), Guarantees. Accordingly, the Company evaluates its guarantees to determine whether (a) the guarantee is specifically excluded from the scope of ASC 460, (b) the guarantee is subject to ASC 460 disclosure requirements only, but not subject to the initial recognition and measurement provisions, or (c) the guarantee is required to be recorded in the financial statements at fair value. The Company provides: (i) indemnifications to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with third-party claims; and (ii) indemnifications of officers and directors against third-party claims arising from the services they provide to the Company. To date, the Company has not incurred costs as a result of these obligations and does not expect to incur material costs in the future. Accordingly, the Company has not accrued any liabilities in the Consolidated and Combined Balance Sheets related to these indemnifications.

Asset Retirement Obligations. We recognize an asset and a liability for the fair value of a required asset retirement obligation (“ARO”) when such an obligation is incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of the lease, the Company is contractually obligated to remove in order to comply with the lease agreement. As such, we amortize the asset on a straight-line basis over the lease term and accrete the liability to its nominal value using the effective interest method over the lease term.

Contingencies. The Company records accruals for certain of its outstanding legal proceedings or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. The Company discloses the amount of the accrual if it is material.

Retirement Plans. Certain of the Company’s employees participate in noncontributory defined benefit plans and post-retirement medical plans sponsored by YUM prior to October 31, 2016. For these plans, the Company considers them to be part of multi-employer plans. YUM has allocated expenses related to our employees’ participation in these plans in our Consolidated and Combined Statements of Income. However, our Combined Balance Sheets do not reflect any assets or liabilities related to these plans. We consider the expense allocation methodology and results to be reasonable for the periods prior to October 31, 2016. See Note 3 for additional information. Subsequent to the separation, employees participating in YUM’s plans were enrolled in the Yum China Holdings, Inc. Leadership Retirement Plan (“YCHLRP”), as discussed below.

2016 Form 10-K

For executives who were hired or re-hired after September 30, 2001, YUM has implemented the Leadership Retirement Plan (“YUM LRP”). This is an unfunded, unsecured account-based retirement plan which allocates a percentage of pay to an account payable to the executive following the executive’s separation of employment from YUM or attainment of age 55. The Company adopted YCHLRP upon the separation, and the terms of the YCHLRP are substantially similar to the terms of the YUM LRP. The Company also offers other defined contribution plans to employees. The total contribution for such employee benefits was expensed as incurred. The Company has no additional legal obligation or liabilities for the benefits beyond the paid and accrued amounts. See Note 14 for additional information.

PRC Value-Added Tax. On January 1, 2012, the Chinese State Council officially launched a retail tax structure reform program (“VAT pilot program” or “VAT reform”), applicable to businesses in selected industries, whereby entities in these industries would pay VAT instead of business tax (“BT”). Since January 1, 2012, the Chinese government has gradually expanded the scope of the VAT reform to cover most service sectors. Effective as of May 1, 2016, the Chinese government extended the VAT reform to all remaining sectors still subject to BT, including the catering sector. Thus, the Company has been subject to VAT within the normal course of its restaurant business nationwide since May 1, 2016.

Entities that are VAT general taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity by entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as an input VAT credit asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, in the Consolidated and Combined Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any net VAT credit asset for recoverability assessment. We evaluate the recoverability of the net VAT credit asset based on our estimated operating results and capital spending, which inherently includes significant assumptions subject to change.

As of December 31, 2016, an input VAT credit asset of $80 million and payable of $3 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, in the Consolidated and Combined Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against net VAT payables more than one year from December 31, 2016. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the Company expected to use the credit within one year.

Earnings Per Share. Basic earnings per share represent net earnings to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. See Note 4 for further information.

Parent Company Investment. Parent Company Investment in the Consolidated and Combined Balance Sheets represents YUM’s historical investment in the Company, the Company’s accumulated net earnings after taxes, and the net effect of transactions with and allocations from YUM. The Consolidated and Combined Statements of Equity include net cash transfers to and from YUM and the Company. All intercompany transactions that are not cash settled through Parent Company Investment in the accompanying Consolidated and Combined Balance Sheets are considered to be settled at the time the transaction is recorded. The total net effect of the settlement of these transactions is reflected in financing activities in the accompanying Consolidated and Combined Statements of Cash Flows. Upon the separation, Parent Company Investment was adjusted as a result of settlement of certain assets and liabilities with YUM and formed the Company’s common stock and additional paid-in capital.

2016 Form 10-K

Note 3 – Transactions with Parent

Prior to the separation, there existed a parent-subsidiary relationship between YUM and the Company.  We had the following transactions with YUM for the ten months ended October 31, 2016 and the years ended December 31, 2015 and 2014:

Allocation of Corporate Expenses

YUM historically performed centralized corporate functions on our behalf prior to October 31, 2016. Accordingly, certain YUM costs have been allocated to the Company and reflected as expenses in the Combined Financial Statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical expenses attributable to the Company. The expenses reflected in the Combined Financial Statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate, standalone entity.

Corporate expense allocations primarily relate to centralized corporate functions, including finance, accounting, treasury, tax, legal, internal audit and risk management functions. In addition, corporate expense allocations include, among other costs, IT maintenance, professional fees for legal services and expenses related to litigation, investigations, or similar matters. Corporate allocations of $11 million, $12 million and $11 million were allocated to the Company during the ten months ended October 31, 2016 and the years ended December 31, 2015 and 2014, respectively, and have been included in G&A expenses in the Consolidated and Combined Statements of Income. All of the corporate allocations of costs are deemed to have been incurred and settled through Parent Company Investment in the Consolidated and Combined Balance Sheets in the period where the costs were recorded. Following the separation from YUM, we perform these functions using our own resources or purchased services.

License Fee

The Consolidated and Combined Statements of Income include a fee that was historically paid to YUM comprised of initial fees and continuing fees equal to 3% of our Company and franchise sales prior to October 31, 2016. Total license fees paid to YUM during the ten months ended October 31, 2016 and the years ended December 31, 2015 and 2014 are reflected in the table below:

	10 months ended	Year ended
	October 31,	December 31,	December 31,
	2016	2015	2014
Initial fees – Company	$9	$18	$17
Initial fees – Franchise	2	3	2
Continuing fees – Company	163	201	200
Continuing fees – Franchise	42	47	46
Total	$216	$269	$265

2016 Form 10-K

Cash Management and Treasury

The Company funds its operations through cash generated from the operation of its Company-owned stores, franchise operations and dividend payments from unconsolidated affiliates. Prior to October 31, 2016, excess cash has historically been repatriated to YUM through intercompany loans or dividends. Transfers of cash both to and from YUM are included within Parent Company Investment in the Consolidated and Combined Balance Sheets. YUM has issued debt for general corporate purposes but in no case has any such debt been guaranteed or assumed by the Company or otherwise secured by the assets of the Company. As YUM’s debt and related interest is not directly attributable to the Company, no such amounts have been allocated to the Consolidated and Combined Financial Statements.

Note 4 – Earnings Per Common Share (“EPS”)

On October 31, 2016, YUM’s shareholders of record as of October 19, 2016 received one share of Yum China common stock for every one share of YUM’s common stock held as of the record date. For periods ended October 31, 2016 and prior, basic and diluted earnings per share were computed using the number of shares of Yum China common stock outstanding as of October 31, 2016, the date on which the Yum China common stock was distributed to YUM’s shareholders. The same number of shares was used to calculate basic and diluted earnings per share for years 2015 and 2014 since there were no dilutive securities until after the separation.

The following table summarizes the components of basic and diluted earnings per share:

	2016	2015	2014
Net Income (Loss) – Yum China Holdings, Inc.	$502	$323	$(7)
Weighted-average common shares outstanding (for basic calculation)(a)	367,744,992	363,758,219	363,758,219
Effect of dilutive share-based employee compensation(a)	1,398,846	—	—
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	369,143,838	363,758,219	363,758,219
Basic Earnings (Loss) Per Share	$1.36	$0.89	$(0.02)
Diluted Earnings (Loss) Per Share	$1.36	$0.89	$(0.02)
Employee stock options, stock appreciation rights and warrants excluded from the diluted EPS computation(b)	16,987,578	—	—

(a)

As a result of the separation, shares of Yum China common stock were distributed to YUM’s shareholders of record as of October 19, 2016 and included in the calculated weighted-average common shares outstanding. Holders of outstanding YUM equity awards generally received both adjusted YUM awards and Yum China awards, or adjusted awards of either YUM or Yum China in their entirety, to maintain the pre-separation intrinsic value of the awards. Any subsequent exercise of these awards, whether held by the Company’s employees or YUM’s employees, would increase the number of common shares outstanding. The outstanding equity awards are included in the computation of diluted EPS, if there is dilutive effect. See Note 15 for a further discussion of share-based compensation.

(b)

These unexercised employee stock options, stock appreciation rights, and warrants were not included in the computation of diluted EPS because to do so would have been antidilutive for the years presented.

2016 Form 10-K

Note 5 – Items Affecting Comparability of Net Income and Cash Flows

Little Sheep Impairment

On February 1, 2012, we acquired an additional 66% interest in Little Sheep Group Limited (“Little Sheep”) for $540 million, net of cash acquired of $44 million, increasing our ownership to 93%. The primary assets recorded as a result of the acquisition and resulting consolidation of Little Sheep were the Little Sheep trademark and goodwill of approximately $400 million and $375 million, respectively.

Sustained declines in sales and profits in 2013 resulted in a determination that the Little Sheep trademark, goodwill and certain restaurant level PP&E were impaired. As a result, we recorded impairment charges to the trademark, goodwill and PP&E of $69 million, $222 million and $4 million, respectively, during the year ended December 31, 2013. We also recorded tax benefit of $18 million and loss of $19 million attributable to noncontrolling interest in connection with the impairment charges recorded. The Little Sheep business continued to underperform during 2014 and a significant number of Company-operated restaurants were closed or refranchised during 2014 with future plans calling for further focus on franchise-ownership for the Concept. As a result, we recorded impairment charges to the trademark, goodwill, and PP&E of $284 million, $160 million and $14 million, respectively, and a $5 million impairment of our equity method investment in a meat processing business that supplies lamb to Little Sheep during the year ended December 31, 2014. We also recorded tax benefit of $76 million and loss of $26 million attributable to noncontrolling interest in connection with the impairment charges recorded.

The losses related to Little Sheep that have occurred concurrent with our trademark and goodwill impairments in 2014 and 2013 were included in Closures and impairment expenses, net in our Consolidated and Combined Statement of Income, but were not allocated to any segment for performance reporting purposes. There were no impairment charges related to Little Sheep during the years ended December 31, 2016 and 2015. During the year ended December 31, 2016, we recorded a tax benefit of $26 million related to the legal entity restructuring of our Little Sheep business.

Refranchising Gain, net

The Refranchising gain, net by reportable segment and All Other Segments is presented below. We do not allocate such gains and losses to our segments for performance reporting purposes.

	Refranchising gain, net
	2016	2015	2014
KFC	$14	$8	$17
Pizza Hut Casual Dining	1	3	—
All Other Segments	—	2	—
Total Company	$15	$13	$17

2016 Form 10-K

Store Closure and Impairment Activity

Store closure income (costs) and Store impairment charges by reportable segment and All Other Segments are presented below. These tables exclude $463 million of Little Sheep impairment losses in 2014 and $17 million of incremental restaurant-level impairment upon the separation in 2016, which were not allocated to any segment for performance reporting purposes.

	2016
	Total Company	KFC	Pizza Hut Casual Dining	All Other Segments
Store closure income (costs)(a)	$9	$7	$1	$1
Store impairment charges	(70)	(48)	(18)	(4)
Closure and impairment expenses	$(61)	$(41)	$(17)	$(3)

	2015
	Total Company	KFC	Pizza Hut Casual Dining	All Other Segments
Store closure income (costs)(a)	$6	$7	$2	$(3)
Store impairment charges	(70)	(57)	(10)	(3)
Closure and impairment expenses	$(64)	$(50)	$(8)	$(6)

	2014
	Total Company	KFC	Pizza Hut Casual Dining	All Other Segments
Store closure income (costs)(a)	$—	$2	$1	$(3)
Store impairment charges	(54)	(43)	(3)	(8)
Closure and impairment expenses	$(54)	$(41)	$(2)	$(11)

(a)

Store closure income (costs) include lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves, other facility-related expenses from previously closed stores and proceeds from forced store closures. Remaining lease obligations for the closed stores were not material at December 31, 2016 or December 31, 2015.

Redeemable Noncontrolling Interest

At December 31, 2015, the redeemable noncontrolling interest comprised the 7% ownership interest in Little Sheep held by the Little Sheep founding shareholders, and was classified outside of permanent equity on our Consolidated and Combined Balance Sheets due to redemption rights held by the founding Little Sheep shareholders. During the year ended December 31, 2016, the Little Sheep founding shareholders sold their remaining 7% Little Sheep ownership interest to the Company pursuant to their redemption rights. The difference between the purchase price of less than $1 million, which was determined using a non-fair value based formula pursuant to the agreement governing the redemption rights, and the carrying value of their redeemable noncontrolling interest was recorded as an $8 million loss attributable to noncontrolling interests during the year ended December 31, 2016. See Note 8 for additional information.

Losses Associated with Sale of Aircraft

During 2015, we made the decision to dispose of a corporate aircraft in China and recognized a loss of $15 million associated with the sale of the aircraft for the year ended December 31, 2015. We completed the sale during 2016. The sale proceeds of $19 million was greater than the net book value of $17 million of the aircraft at the time of disposal, which resulted in a reversal of $2 million of the previously recognized loss.

2016 Form 10-K

Incremental Restaurant-Level Impairment upon Separation

Incremental restaurant-level impairment represents additional impairment as a result of including the impact from the license fee paid to YUM on the individual restaurants future cash flow, which is equal to 3% of net system sales. Such license fee did not impact the impairment assessment prior to the separation as it was considered an intercompany charge at the time, whereas it became a charge from a third party after the separation and has been considered in the impairment assessment. See Note 13 for additional information.

Investment Agreements with Strategic Investors

In connection with the investment agreement with strategic investors entered into on September 1, 2016, Yum China issued 19,145,169.42 shares of common stock on November 1, 2016, subject to Post-Closing Adjustments by December 30, 2016, and warrants to purchase additional shares of common stock. The Post-Closing Adjustment and the warrants were accounted for as derivative instruments and liability-classified equity contracts, respectively. These financial instruments were initially measured at fair value on the date of issuance, with subsequent changes in fair value of $21 million included in earnings during the year ended December 31, 2016. No subsequent fair value measurements were recognized after December 30, 2016. See Note 11 for additional information.

Note 6 – Franchise Fees and Income

	2016	2015	2014
Initial fees, including renewal fees	$10	$9	$7
Initial franchise fees included in Refranchising gain, net	(4)	(3)	(3)
	6	6	4
Continuing fees and rental income	124	114	109
Franchise fees and income	$130	$120	$113

Note 7 – Other Income, net

	2016	2015	2014
Equity income from investments in unconsolidated affiliates	$54	$41	$30
China poultry supply insurance recovery(a)	3	5	25
Reversal of (provision for) losses associated with sale of aircraft	2	(15)	—
Foreign exchange net loss and other	(3)	(5)	(4)
Other income, net	$56	$26	$51

(a)	Recoveries related to lost profits associated with a 2012 poultry supply incident.

Note 8 – Supplemental Balance Sheet Information

Accounts Receivables, net	2016	2015
Accounts receivables, gross	$76	$35
Allowance for doubtful accounts	(2)	(2)
Accounts receivables, net	$74	$33

2016 Form 10-K

Prepaid Expenses and Other Current Assets	2016	2015
Assets held for sale(a)	$—	$18
Prepaid rent	39	53
Other prepaid expenses and current assets(b)	81	81
Prepaid expenses and other current assets	$120	$152

(a)	Reflects the carrying value of a corporate aircraft in China (See Note 5).

(b)	Includes receivables of $16 million and insignificant amounts due from payment processors or aggregators as of December 31, 2016 and 2015, respectively (See Note 2).

Property, Plant and Equipment	2016	2015
Buildings and improvements	$2,029	$2,231
Capital leases, primarily buildings	29	35
Machinery and equipment	1,081	1,171
Property, plant and equipment, gross	3,139	3,437
Accumulated depreciation and amortization	(1,492)	(1,596)
Property, plant and equipment, net	$1,647	$1,841

Depreciation and amortization expense related to property, plant and equipment was $385 million, $408 million and $392 million in 2016, 2015 and 2014, respectively.

Accounts Payable and Other Current Liabilities	2016	2015
Accounts payable	$480	$438
Accrued capital expenditures	132	153
Accrued compensation and benefits	191	180
Accrued taxes, other than income taxes	14	42
Other current liabilities	154	113
Accounts payable and other current liabilities	$971	$926

Other Liabilities and Deferred Credits	2016	2015
Deferred escalating minimum rent	$153	$162
Other noncurrent liabilities and deferred credits	99	72
Other liabilities and deferred credits	$252	$234

2016 Form 10-K

Noncontrolling Interests

Noncontrolling interests represent the ownership interests of minority shareholders of the entities that operate KFC restaurants in Beijing and Shanghai, China. At December 31, 2015, the redeemable noncontrolling interest comprised the 7% ownership interest in Little Sheep held by the Little Sheep founding shareholders, and was classified outside of permanent equity on our Consolidated and Combined Balance Sheets due to redemption rights held by the founding Little Sheep shareholders. During the year ended December 31, 2016, the Little Sheep founding shareholders sold their remaining 7% Little Sheep ownership interest to the Company pursuant to their redemption rights. The difference between the purchase price of less than $1 million, which was determined using a non-fair value based formula pursuant to the agreement governing the redemption rights, and the carrying value of their redeemable noncontrolling interest was recorded as an $8 million loss attributable to noncontrolling interests during the year ended December 31, 2016. Consistent with our 2012 gain on the acquisition of Little Sheep and subsequent impairments of Little Sheep goodwill and intangibles in 2013 and 2014, the loss attributable to noncontrolling interests is not being allocated to any segment operating results. A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

	Noncontrolling Interests	Redeemable Noncontrolling Interest
Balance at December 31, 2014	$57	$9
Net income (loss) – noncontrolling interests	6	(1)
Acquisition of noncontrolling interests	(1)	—
Currency translation adjustments	(4)	(2)
Balance at December 31, 2015	$58	$6
Net income – noncontrolling interests	19	1
Noncontrolling interest loss upon redemption	—	(8)
Dividends declared	(7)	—
Currency translation adjustments	(4)	1
Balance at December 31, 2016	$66	$—

2016 Form 10-K

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut Casual Dining	All Other Segments(a)
Balance as of December 31, 2014
Goodwill, gross	$471	$78	$11	$382
Accumulated impairment losses	(382)	—	—	(382)
Disposals and other, net(b)	(4)	(3)	(1)	—
Balance as of December 31, 2015
Goodwill, gross	467	75	10	382
Accumulated impairment losses	(382)	—	—	(382)
Disposals and other, net(b)	(6)	(5)	(1)	—
Balance as of December 31, 2016
Goodwill, gross	461	70	9	382
Accumulated impairment losses	(382)	—	—	(382)
Goodwill, net	$79	$70	$9	$—

(a)	Goodwill, gross and Accumulated impairment losses represent Little Sheep goodwill and related impairment.

(b)	Disposals and other, net includes the impact of foreign currency translation on existing balances and goodwill write-offs associated with refranchising.

Intangible assets, net as of December 31, 2016 and 2015 are as follows:

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Reacquired franchise rights	$93	$(71)	$22	$100	$(66)	$34
Other	26	(13)	13	30	(13)	17
	$119	$(84)	$35	$130	$(79)	$51
Indefinite-lived intangible assets
Little Sheep trademark	$53	$—	$53	$56	$—	$56

Total intangible assets	$172	$(84)	$88	$186	$(79)	$107

Amortization expense for definite-lived intangible assets was $12 million in 2016, $13 million in 2015 and $14 million in 2014. Amortization expense for definite-lived intangible assets will approximate $12 million in 2017, $12 million in 2018, $4 million in 2019, $2 million in 2020 and $1 million in 2021.

Note 10 – Credit Facilities

As of December 31, 2016, the Company had credit facilities of RMB2,300 million (approximately $330 million) in the aggregate. During 2016, the Company entered into six new revolving credit facilities of RMB700 million, RMB300 million, RMB200 million, RMB300 million, RMB300 million and RMB200 million (approximately $287 million in the aggregate).

2016 Form 10-K

As of December 31, 2015, the Company had an external bank credit agreement for each of two RMB300 million revolving credit facilities (approximately $92 million in aggregate). The three-year credit facility matured on April 30, 2016 and was not renewed. The one-year credit facility was renewed on February 17, 2016.

The credit facilities have terms ranging from 1 to 3 years. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China and contains financial covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Each credit facility contains cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on the respective agreement. Interest on any outstanding borrowings is due at least monthly. As of December 31, 2016, the full amount of borrowings were available to us under each credit facility.

Note 11 – Investment Agreements with Strategic Investors

On September 1, 2016, YUM and the Company entered into investment agreements (the “Investment Agreements”) with each of Pollos Investment L.P., an affiliate of Primavera Capital Group (“Primavera”), and API (Hong Kong) Investment Limited, an affiliate of Zhejiang Ant Small and Micro Financial Services Group Co., Ltd. (“Ant Financial” and, together with Primavera, the “Investors”). Pursuant to the Investment Agreements, on November 1, 2016 (“Closing Date”),  Primavera and Ant Financial invested $410 million and $50 million, respectively, for a collective $460 million investment (the “Investment”) in the Company in exchange for: (i) shares of Yum China common stock representing in the aggregate 5% of Yum China common stock issued and outstanding immediately following the separation subject to Post-Closing Adjustment for a final aggregate ownership of between 4.3% and 5.9% in Yum China and (ii) two tranches of warrants (the “Warrants”), which will be issued to the Investors approximately 70 days after the separation, exercisable by the Investors for an approximate additional 4% ownership, in the aggregate, of Yum China common stock issued and outstanding after the separation, taking into account the shares previously issued to the Investors. Immediately before the closing of the Investment, Yum China had 363,758,219 shares of common stock issued and outstanding, with a par value US$0.01 per share. Pursuant to the Investment Agreements, on November 1, 2016, Yum China issued 17,064,172.74 and 2,080,996.68 shares of common stock (the “Closing Shares”) at US$24.03 per share (“Closing Price”) to Primavera and Ant Financial, respectively, subject to adjustment as described below.

Pursuant to the Investment Agreements, the Investors and the Company determined the volume weighted average trading price (“VWAP”) per share of Company common stock over the trading days occurring over the period from December 1, 2016 to December 30, 2016 (the “Measurement Period”), and discounted such VWAP by 8% (the “Adjusted VWAP Price Per Share”).

Since the Adjusted VWAP Price Per Share of $25.05 exceeded the Closing Price of US$24.03 paid by the Investors at the Closing Date, on January 9, 2017, the Company repurchased from Primavera and Ant Financial 699,394.74 and 85,291.68 shares of common stock, respectively, at par value of $0.01 per share, based on the Adjusted VWAP Price Per Share as determined on December 30, 2016. The repurchased shares were included in Treasury Stock as of December 31, 2016 in the Consolidated and Combined Financial Statements.

2016 Form 10-K

In addition, pursuant to the terms of the Investment Agreements, on January 9, 2017, Yum China issued to each of the Investors two tranches of Warrants. Upon exercise, the first tranche of Warrants provide Primavera and Ant Financial with the right to purchase 7,309,057 and 891,348 shares of Yum China common stock, respectively, at an exercise price of $31.40 per share. The second tranche of Warrants provide Primavera and Ant Financial with the right to purchase the same number of shares of Yum China common stock purchasable by Primavera and Ant Financial under the first tranche of Warrants, at an exercise price of $39.25 per share. The exercise price for the Warrants was based on $12 billion and $15 billion for the first tranche and second tranche, respectively, divided by the number of shares of common stock, including the Closing Shares after the Post-Closing Adjustment, issued and outstanding as of the Closing Date. The Warrants may be exercised at any time through October 31, 2021 and contain customary anti-dilution protections.

As a result of the issuance of the Closing Shares and the Post-Closing Adjustment (excluding shares issuable upon exercise of the Warrants), Primavera and Ant Financial collectively beneficially owned approximately 4.8% of the outstanding shares of Yum China common stock as of January 9, 2017, or approximately 8.7% of the outstanding shares of Yum China common stock as of January 9, 2017 assuming the full exercise of both tranches of Warrants by each of the Investors.

The Post-Closing Adjustment was accounted for as a combination of a purchased call and a written put. In accordance with ASC Topic 480 (“ASC 480”), Distinguishing Liabilities from Equity, the feature should be accounted for as a liability or an asset, as the monetary value of the obligation varies inversely in relation to changes in the fair value of Yum China common stock and Yum China can net share settle the contract. Therefore, the Post-Closing Adjustment was measured as a derivate asset at a fair value of $1.3 million on November 1, 2016, with the subsequent increase in fair value of $19.2 million included in earnings until December 30, 2016. As the Post-Closing Adjustment was effectively settled and included in Treasury Stock on December 30, 2016, no subsequent fair value measurement was required.

The Warrants were recorded as liability-classified equity contracts in accordance with ASC Topic 815 (“ASC 815”), Derivatives and Hedging, as the number of Warrants cannot be determined until the Post-Closing Adjustment is made and, therefore, the settlement amount is not fixed. They were measured at fair value of $97.1 million as of November 1, 2016, with subsequent decrease in fair value of $2.1 million included in earnings until December 30, 2016, when the Warrants were reclassified to equity at the then fair value of $95 million. After the Post-Closing Adjustment was resolved, the number of Warrants to be issued became fixed, and the Warrants were considered indexed to the Yum China’s own stock. As share settlement is within Yum China’s control, the Warrants met the equity classification criteria on December 30, 2016 and no subsequent fair value measurement was required.

Total cash proceeds of $460 million from the closing of the Investment were first allocated to the Post-Closing Adjustment and Warrants based on their fair value on November 1, 2016, with the residual value of $364 million allocated to the shares of common stock issued.

In connection with and at the closing of the Investment, on November 1, 2016, Yum China and the Investors entered into a shareholders agreement, relating to rights and obligations of the Investors as holders of Yum China common stock and Warrants. Under the terms of the shareholders agreement, Primavera is entitled to designate one member of Yum China’s board of directors and has the right to designate one non-voting board observer to Yum China’s board of directors. In addition, Ant Financial also has the right to designate one non-voting board observer to Yum China’s board of directors. If Primavera no longer meets certain shareholding requirements, then three years after such time, Ant Financial will lose its right to designate a board observer (unless such right has been previously terminated pursuant to the terms of the shareholders agreement).

2016 Form 10-K

Note 12 – Leases

At December 31, 2016, we operated more than 6,000 restaurants, leasing the underlying land and/or building, with our commitments expiring within 20 years from the inception of the lease. In addition, the Company subleases approximately 180 properties to franchisees. Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

We also lease office space for headquarters and support functions, as well as certain office and restaurant equipment. We do not consider any of these individual leases material to our operations.

Future minimum commitments and amounts to be received as lessor or sublessor under non-cancelable leases are set forth below:

	Commitments		Lease Receivables
	Capital	Operating	Operating
2017	$3	$444	$16
2018	3	413	16
2019	3	383	15
2020	3	354	13
2021	3	314	11
Thereafter	30	1,140	24
	$45	$3,048	$95

At December 31, 2016 and 2015, the present value of minimum payments under capital leases was $30 million and $35 million, respectively. The current portion of capital lease obligations was $1 million and $1 million in 2016 and 2015, respectively, and is classified in Accounts payable and other current liabilities.

The details of rental expense and income are set forth below:

	2016	2015	2014
Rental expense
Minimum	$470	$516	$523
Contingent	250	260	265
	$720	$776	$788
Rental income	$26	$24	$20

Note 13 – Fair Value Disclosures

As of December 31, 2016 the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.

In addition, certain of the Company’s assets, such as property, plant and equipment, goodwill and intangible assets, are measured at fair value on a non-recurring basis, if determined to be impaired. The financial instruments are measured at fair value on a non-recurring basis, as they were issued and reclassified into equity within the same year.

2016 Form 10-K

The following table presents expense recognized from all non-recurring fair value measurements during the years ended December 31, 2016, 2015 and 2014. All fair value measurements were based on unobservable inputs (Level 3). These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective year-end dates.

	2016	2015	2014
Little Sheep impairment(a)	$—	$—	$463
Restaurant-level impairment(b)	58	51	35
Incremental restaurant-level impairment upon separation(c)	17	—	—
Changes in fair value of financial instruments(d)	(21)	—	—
Total	$54	$51	$498

(a)

Except for the Little Sheep trademark, which had a carrying value of $53 million at December 31, 2016, the remaining carrying value of assets measured at fair value due to the 2014 Little Sheep impairments (Level 3) was insignificant. Our 2014 fair value estimate of the Little Sheep trademark was determined using a relief-from-royalty valuation approach that included future revenues as a significant input and a discount rate of 13% as our estimate of the required rate-of-return that a third party buyer would expect to receive when purchasing the trademark. The primary drivers of the trademark’s fair value are franchise revenue growth and revenues associated with a wholly-owned business that sells seasoning to retail customers. Franchise revenue growth reflected annual same store sales growth of 4% and approximately 35 new franchise units per year, partially offset by approximately 25 franchise closures per year. The retail seasoning business was forecasted to generate sales growth consistent with historical results. Our 2016 and 2015 fair value estimates exceeded their carrying values using similar assumptions and methods as those used in 2014.

(b)

Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted primarily from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3). The remaining net book value of assets measured at fair value during the years ended December 31, 2016, 2015 and 2014 was insignificant.

(c)

Incremental restaurant-level impairment represents additional impairment as a result of including the impact from the license fee paid to YUM on the individual restaurants future cash flow, which is equal to 3% of net system sales. Such license fee did not impact the impairment assessment prior to the separation as it was considered an intercompany charge at the time, whereas it became a charge from a third party after the separation and therefore should be considered in the impairment assessment. The remaining net book value of assets measured at fair value during the year ended December 31, 2016 was insignificant.

2016 Form 10-K

(d)

The Post-Closing Adjustment and the warrants from the investment with strategic investors were accounted for as derivative instruments and liability-classified equity contracts, respectively (see Note 11). These financial instruments were initially measured at fair value as of November 1, 2016, the date when shares of common stock were issued, and subject to subsequent fair value measurement until December 30, 2016. They are classified within Level 3 because their fair values are based on inputs that are unobservable in the market. The Company adopted the Monte-Carlo Simulation model (the “MCS” model) and Black-Scholes option-pricing model (the “BS” model) in deriving the initial fair values of the Post-Closing Adjustment and the warrants, respectively. On December 30, 2016, when the Adjusted VWAP Price Per Share was determined, the Post-Closing Adjustment was remeasured at fair value of $20.5 million based on 784,686.42 shares of common stock to be repurchased from the Investors at the closing price of $26.12 per share. The Warrants were remeasured at fair value of $95 million using the BS option pricing model with assumptions as of December 30, 2016. The key assumptions for the MCS model and the BS model as of November 1, 2016 and December 30, 2016, respectively, are as follows:

	November 1, 2016		December 30, 2016
	Post-Closing Adjustment	Warrants	Warrants
Fair market value of common stock	$26.19	$26.19	$26.12
Expected term	60 days	5 years	5 years
Average risk-free rate of return	0.27%	1.31%	1.93%
Expected volatility	33%	34%	33%
Expected dividend yield	—%	—%	—%

The Adjusted VWAP Price Per Share for the Post-Closing Adjustment and the exercise price of the Warrants are estimated based on simulated paths. Since we became a publicly traded company after the separation and did not have sufficient historical trading data to estimate the expected volatility, we estimated the expected volatility of our common stock based on the historical price volatility of the publicly traded shares of comparable companies in the same business as the Company over the periods equal to the expected term of these financial instruments. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield in effect with maturity terms equal to the expected term of the financial instruments. The dividend yield was estimated to be zero.

Note 14 –Retirement Plans

Certain of the Company’s employees participate in noncontributory defined benefit plans and post-retirement medical plans sponsored by YUM prior to October 31, 2016. The Company has considered these plans to be part of multi-employer plans. YUM has allocated expenses related to our employees’ participation in our Consolidated and Combined Statements of Income. However, our Consolidated and Combined Balance Sheets do not reflect any assets or the liabilities related to these plans. We consider the expense allocation methodology and results to be reasonable for the periods prior to October 31, 2016. Subsequent to the separation, employees participating in YUM’s plans were enrolled in YCHLRP, as discussed below.

2016 Form 10-K

For executives who were hired or re-hired after September 30, 2001, YUM has implemented the YUM LRP. This is an unfunded, unsecured account-based retirement plan which allocates a percentage of pay to an account payable to the executive following the executive’s separation of employment from YUM or attainment of age 55. The Company adopted the YCHLRP upon the separation, and YCHLRP will continue to be in effect until terminated by the Company’s board of directors. The terms of the YCHLRP are substantially similar to the terms of the YUM LRP. Under the YCHLRP, certain executives who are at least age 21, who are classified as salary level 12, who are not eligible to participate in a tax-qualified defined benefit plan, and who satisfy certain additional requirements as to work location and assignment, are eligible to participate in the YCHLRP if selected for participation by the Company. The YCHLRP is an unfunded, unsecured account-based retirement plan that allocates a percentage of pay to an account payable to an executive following the later to occur of the executive’s separation of employment from the Company or attainment of age 55. Under the YCHLRP, participants aged 55 or older are entitled to a lump sum distribution of their account balance on the last day of the calendar quarter that occurs on or follows their separation of employment. The liability of $3.3 million and $0.1 million attributable to our employees under the YUM LRP and YCHLRP, respectively, is included in our Consolidated and Combined Balance Sheets.

YUM offers certain of the Company’s executives working in China retirement benefits under the Bai Sheng Restaurants (Hong Kong) Ltd. Retirement Scheme. Under this defined contribution plan, YUM provides a company funded contribution ranging from 5% to 10% of an executive’s base salary. Upon termination, participants will receive a lump sum equal to a percentage of the Company’s contributions inclusive of investment return. This percentage is based on a vesting schedule that provides participants with a vested 30% interest upon completion of a minimum of 3 years of service, and an additional 10% vested interest for each additional completed year, up to a maximum of 100%. The Company adopted the same plan after the separation and the contribution amount to the plan for the years ended December 31, 2016, 2015 and 2014 was insignificant.

As stipulated by Chinese state regulations, the Company participates in a government-sponsored defined contribution retirement plan. Substantially all employees are entitled to an annual pension equal to a fixed proportion of the average basic salary amount of the geographical area of their last employment at their retirement date. We are required to make contributions to the local social security bureau between 10% and 22% of the previous year’s average basic salary amount of the geographical area where the employees are under our employment. Contributions are recorded in the Consolidated and Combined Statements of Income as they become payable. We have no obligation for the payment of pension benefits beyond the annual contributions as set out above. The Company contributed $148 million, $150 million and $147 million to the government-sponsored plan for 2016, 2015 and 2014, respectively.

Note 15 – Share-Based Compensation

Overview

Prior to the separation, certain of the Company’s employees were eligible to participate in YUM’s Long-term Incentive Plan (the “YUM Plan”), pursuant to which they were granted awards of YUM common stock, including stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”). YUM recognized stock-based compensation costs, net of estimated forfeitures, for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Accordingly, certain costs related to the YUM Plan have been allocated to the Company and are reflected in the Consolidated and Combined Statements of Income in G&A expenses prior to the separation.

2016 Form 10-K

Upon the separation, holders of outstanding YUM equity awards generally received both adjusted YUM awards and Yum China awards, or adjusted awards of either YUM or Yum China in their entirety, to maintain the pre-separation intrinsic value of the awards. Depending on the tax laws of the country of employment, awards were modified using either the shareholder method or the employer method. Share issuances for Yum China awards held by YUM’s employees will be satisfied by Yum China. Share issuances for YUM awards held by the Company’s employees will be satisfied by YUM. The shareholder method was based on the premise that employees holding YUM awards prior to the separation should receive an equal number of awards of both YUM and Yum China. Under the employer method, employees holding YUM awards prior to the separation had their awards converted into awards of the company that they worked for subsequent to the separation. As a result, Yum China may issue shares of common stock to YUM’s employees upon exercise or vesting of various types of awards, including stock options, SARs, RSUs, and awards from the executive income deferral plan.

The modified equity awards have the same terms and conditions as the awards held immediately before the separation, except that the number of shares and the price were adjusted. In accordance with ASC 718, the Company compared the fair value of the awards immediately prior to the separation to the fair value immediately after the separation to measure the incremental compensation cost, using the BS model. The incremental compensation cost was insignificant, and YUM and the Company continue to recognize the unamortized original grant-date fair value of the modified awards over the remaining requisite service period as their respective employees continue to provide services. Share-based compensation for the Company’s employees is based on both YUM awards and Yum China awards held by those employees.

Effective October 31, 2016, the Company adopted the Yum China Holdings, Inc. Long Term Incentive Plan (the “2016 Plan”). The Company has reserved for issuance under the 2016 Plan of 45,000,000 shares of our common stock. Under this plan, the exercise price of stock options and SARs granted must be equal to or greater than the fair market value of the Company’s stock on the date of grant.

Potential awards to employees and non-employee directors under the 2016 Plan include stock options, incentive options, SARs, restricted stock, stock units, RSUs, performance shares, performance units, and cash incentive awards. We have issued only stock options, SARs and RSUs under the 2016 Plan. While awards under the 2016 Plan can have varying vesting provisions and exercise periods, outstanding awards under the 2016 Plan vest in periods ranging from three to five years. Stock options and SARs expire ten years after grant. The Company recognizes all share-based payments to employees and non-employee directors in the Consolidated and Combined Financial Statements as compensation cost on a straight-line basis over the service period based on their fair value on the date of grant, for awards that actually vest. If no substantive service condition exists, the grant-date fair value is fully recognized as expense upon grant. Certain awards are subject to specific retirement conditions, which allow the awards to fully vest as long as the employee is actively employed for at least one year following the grant date, provides at least six months notification of intention to retire, and signs non-solicitation and non-compete agreements. Under such circumstances, the grant-date fair value of the award is recognized as expense on a straight-line basis over the one-year service period from the grant date.

Award Valuation

YUM and the Company estimated the fair value of each stock option and SAR award granted to the Company’s employees as of the date of grant, using the BS model with the following assumptions:

	2016	2015	2014
Risk-free interest rate	1.3% - 1.4%	1.3%	1.6%
Expected term (years)	6.5 - 6.75	6.5	6.3
Expected volatility	27% - 35%	27.0%	29.9%
Expected dividend yield	0% - 2.6%	2.2%	2.1%

2016 Form 10-K

Awards granted to employees typically have a graded vesting schedule of 25% per year over four years and expire ten years after grant. Both YUM and the Company use a single weighted-average term for awards that have a graded vesting schedule. Based on analysis of the historical exercise and post-vesting termination behavior, YUM and the Company determined that employees exercised the awards on average after 6.5 years. Forfeitures were estimated based on historical experience. Historical data used to estimate the expected term and forfeiture rate were based on data associated with the Company’s employees who were granted share-based awards by YUM prior to the separation.

For those awards granted by YUM prior to the separation, when determining expected volatility, YUM considered both historical volatility of its stock as well as implied volatility associated with its publicly traded options. The expected dividend yield is based on the annual dividend yield at the time of grant. For those awards granted by the Company after the separation, the Company considered the volatility of common shares of comparable companies in the same business as the Company. The Company had no plan to pay dividends at the time of the grant.

RSU awards generally vest over a three-year period, with certain awards vesting at 50% on the second grant anniversary and 50% on the third grant anniversary, and other awards vesting at 25%, 25% and 50% on each respective grant anniversary over the three-year period. The fair values of RSU awards are based on the closing price of YUM stock or the Company’s stock on the date of grant.

On November 11, 2016, Yum China also granted annual awards of common stock to non-employee directors for their service on Yum China’s board of directors. The fair value of these awards is based on the closing price per share of Yum China common stock on the date of grant. The shares were issued outright to the directors on the date of grant, with no conditions attached. Therefore, the fair value of the awards was fully recognized as expenses upon grant. For the year ended December 31, 2016, a total of 64,209 shares of Yum China common stock were granted to non-employee directors and the grant-date fair value of $1.7 million was immediately recognized in full in the Consolidated and Combined Statements of Income.

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	—		—
Converted from YUM equity awards(a)	25,274		17.57
Granted	500		26.98
Exercised	(590)		9.99
Forfeited or expired	(456)		21.13
Outstanding at the end of the year	24,728	(b)	17.88	5.94	204
Exercisable at the end of the year	14,883		15.32	4.36	161

(a)

Awards converted from YUM equity awards include 1,345,259 and 23,928,259 stock options and SARs held by the Company’s employees (including non-employee directors of Yum China) and YUM’s employees, respectively, as a result of the modification of YUM equity awards prior to the separation.

2016 Form 10-K

(b)

Outstanding awards include 1,335,131 stock options and 23,393,125 SARs with weighted average exercise prices of $14.10 and $18.09, respectively. Outstanding awards represent Yum China awards held by employees of both the Company and YUM.

The weighted-average grant-date fair value of SARs granted in 2016, 2015 and 2014 was $12.78, $16.11 and $17.45, respectively. The total intrinsic value of stock options and SARs exercised by the Company’s employees during the years ended December 31, 2016, 2015 and 2014, was $25 million, $33 million and $16 million, respectively.

As of December 31, 2016, $22 million of unrecognized compensation cost related to unvested stock options and SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.77 years. This reflects unrecognized cost for both Yum China awards and YUM awards held by the Company’s employees. The total fair value at grant date or modification date of awards held by the Company’s employees that vested during 2016, 2015 and 2014 was $11 million, $6 million and $7 million, respectively.

RSUs

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested at the beginning of the year	—	—
Converted from YUM equity awards(a)	349	21.96
Granted	201	26.98
Vested	(2)	22.29
Forfeited or expired	(2)	22.57
Unvested at the end of the year	546	23.81

(a)

Awards converted from YUM equity awards include 226,445 and 122,830 RSUs held by the Company’s employees (including non-employee directors of Yum China) and YUM’s employees, respectively, as a result of modification of YUM equity awards prior to the separation.

As of December 31, 2016, there was $8 million of unrecognized compensation cost related to 545,846 unvested RSUs.

Impact on Net Income

Share-based compensation expense was $16 million, $14 million and $13 million for 2016, 2015 and 2014, respectively. Deferred tax benefits recognized totaled $3 million in each of 2016, 2015 and 2014.

Note 16 – Equity

On September 23, 2016, YUM’s board of directors approved the distribution of its shares of Yum China common stock to YUM’s stockholders on a pro rata basis. On October 31, 2016, YUM’s shareholders of record as of October 19, 2016 received one share of Yum China common stock for every one share of YUM’s common stock held as of the record date. On October 31, 2016, we completed the legal separation from YUM, and we began trading “regular way” under the ticker symbol “YUMC” on the New York Stock Exchange on November 1, 2016. Following the separation, YUM does not own any equity interest in us.

2016 Form 10-K

Immediately after the separation on October 31, 2016, Yum China authorized capital stock consisted of 1,000,000,000 shares of common stock, par value $0.01 per share, and 363,758,219 shares of Yum China common stock were issued and outstanding. As of December 31, 2016, 383,344,835.42 shares of Yum China common stock were issued and outstanding.

On October 27, 2016, a duly authorized committee of Yum China’s board of directors adopted a stockholder rights plan (the “Rights Plan”), pursuant to which the board declared a dividend, to Yum China’s sole stockholder of record as of October 27, 2016, of one preferred stock purchase right (a “Right”) for each of share of Yum China common stock. The Rights will initially trade with, and will be inseparable from, Yum China common stock. The Rights Plan expires on October 27, 2017. New Rights will accompany any new shares of Yum China common stock issued until the Rights become exercisable or the Rights Plan expires. The original dividend of the Rights to the existing shareholder was recorded at fair value, which was insignificant given the contingent nature of the Rights.  The embedded Rights are considered clearly and closely related to the underlying equity host and, therefore, do not require separate accounting.

Accumulated Other Comprehensive Income (“AOCI”)

The Company’s other comprehensive income (loss) for the years ended December 31, 2016, 2015, and 2014 and AOCI balances as of December 31, 2016 and 2015 were comprised solely of foreign currency translation adjustments. Other comprehensive loss was $132 million, $93 million, and $52 million for the years ended December 31, 2016, 2015, and 2014, respectively. The accumulated balances reported in AOCI on the Consolidated and Combined Balance Sheets for currency translation adjustments were $1 million and $130 million as of December 31, 2016 and 2015, respectively. There was no tax effect related to the components of other comprehensive income for all years presented.

Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the Consolidated and Combined Financial Statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s subsidiaries.

In accordance with the PRC Regulations on Enterprises with Foreign Investment and the articles of association of the Company’s PRC subsidiaries, a foreign-invested enterprise established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A foreign-invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors for all foreign-invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

As a result of these PRC laws and regulations subject to the limit discussed above that require annual appropriations of 10% of after-tax income to be set aside, prior to payment of dividends as general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the PRC subsidiaries is approximately $572 million as of December 31, 2016.

2016 Form 10-K

Furthermore, cash transfers from the Company’s PRC subsidiaries to its subsidiaries outside of China are subject to PRC government control of currency conversion. Shortages in the availability of foreign currency may restrict the ability of the PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to the Company, or otherwise satisfy their foreign currency denominated obligations.

Note 17 – Income Taxes

Prior to October 31, 2016, the Company’s results have historically been included in the consolidated U.S. federal tax return and U.S. state income tax filings of YUM. Our foreign income tax returns, primarily those filed by our China subsidiaries, are filed on an individual entity basis. The Company has calculated its provision using the separate return method in these Consolidated and Combined Financial Statements. Under this method, the Company is assumed to have filed hypothetical tax returns on a standalone basis separate from YUM in the relevant tax jurisdictions. Any additional accrued tax liability attributable to the Company arising from the separate return method has been shown as settled against the net Parent Company Investment account in these Consolidated and Combined Financial Statements. The Company has recorded deferred taxes on its temporary differences, including hypothetical carryforwards and tax credits created by the separate tax return filings. The established current and deferred tax balances may not be indicative of the Company’s actual balances prior to the separation.

Subsequent to October 31, 2016, the Company became a separate taxpayer and will prepare its own consolidated U.S. federal income tax return and U.S. state income tax filings. As of December 31, 2016, the current and deferred taxes, including carryforwards and tax credits, are reflective of the Company’s actual balances subsequent to the separation.

U.S. and foreign income before taxes are set forth below:

	2016	2015	2014
U.S.	$5	$(7)	$15
China	659	502	—
Other Foreign	8	1	2
	$672	$496	$17

The details of our income tax provision (benefit) are set forth below:

		2016	2015	2014
Current:	Federal	$(2)	$7	$9
	Foreign	200	132	149
		$198	$139	$158

Deferred:	Federal	$(36)	$(7)	$(9)
	Foreign	(4)	36	(95)
		$(40)	$29	$(104)
		$158	$168	$54

2016 Form 10-K

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2016		2015		2014
U.S. federal statutory rate	$235	35.0%	$173	35.0%	$6	35.0%
Statutory rate differential attributable to foreign operations	(55)	(8.4)	(15)	(3.1)	5	32.2
Adjustments to reserves and prior years	16	2.4	3	0.6	(3)	(20.9)
Change in valuation allowances	—	—	12	2.4	13	79.8
Tax benefit from Little Sheep restructuring	(26)	(3.8)	—	—	—	—
Tax impact from Little Sheep goodwill impairment	—	—	—	—	40	240.8
Other, net	(12)	(1.7)	(5)	(1.0)	(7)	(44.6)
Effective income tax rate	$158	23.5%	$168	33.9%	$54	322.3%

Statutory rate differential attributable to foreign operations. This item includes local taxes, withholding taxes, and shareholder-level taxes, net of foreign tax credits. The favorable impact is primarily attributable to a majority of our income being earned in China where it is subject to a 25% tax rate, which is lower than the U.S. federal statutory rate of 35%

In 2016, 2015 and 2014, this benefit was negatively impacted by the actual and deemed repatriation of current year foreign earnings to the U.S. as we recognized additional tax expense, resulting from the related effective tax rate being lower than the U.S. federal statutory rate.

Adjustments to reserves and prior years. This item includes: (1) changes in tax reserves, including interest thereon, established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position; and (2) the effects of reconciling income tax amounts recorded in our Consolidated and Combined Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated and Combined Balance Sheets. The impact of certain effects or changes may offset items reflected in the ‘Statutory rate differential attributable to foreign operations’ line.

In 2016, this item was negatively impacted by the additional amount recorded for uncertain tax positions in China, whereas in 2014, it was favorably impacted by the resolution of uncertain tax positions in China.

Change in valuation allowances. This item relates to changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of using deferred tax assets that existed at the beginning of the year. The impact of certain changes may offset items reflected in the ‘Statutory rate differential attributable to foreign operations’ line.

In 2015 and 2014, $12 million and $13 million, respectively, of net tax expense was driven by valuation allowances recorded against deferred tax assets generated during the current year.

Tax benefit from Little Sheep restructuring. In 2016, we recognized tax benefit of $26 million as a result of Little Sheep legal entity restructuring completed prior to the separation. The cash tax savings associated with this benefit will be realized as we recognize future U.S. taxable income.

Tax impact from Little Sheep goodwill impairment. In 2014, we recorded $160 million of non-cash impairment of Little Sheep goodwill, which resulted in no related tax benefit. See Note 5.

Other. This item primarily includes the impact of permanent differences related to current year earnings as well as U.S. tax credits and deductions.

2016 Form 10-K

In 2016, this item was favorably impacted by non-taxable gain from changes in fair value of financial instruments associated with the Investors’ strategic investment in Yum China. See Note 13.

The details of 2016 and 2015 deferred tax assets (liabilities) are set forth below:

	2016	2015
Operating losses and tax credit carryforwards	$86	$66
Tax benefit from Little Sheep restructuring	26	—
Employee benefits	4	2
Share-based compensation	8	11
Deferred escalating minimum rent	42	43
Various liabilities	8	14
Deferred income and other	35	37
Gross deferred tax assets	209	173
Deferred tax asset valuation allowances	(41)	(45)
Net deferred tax assets	$168	$128
Intangible assets	(22)	$(23)
Property, plant and equipment	(1)	(4)
Other	(9)	(9)
Gross deferred tax liabilities	$(32)	$(36)
Net deferred tax assets	$136	$92
Reported in Consolidated and Combined Balance Sheets as:
Deferred income taxes	162	$116
Other liabilities and deferred credits	(26)	(24)
	$136	$92

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. We have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM is intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. This amount may become taxable upon an actual or deemed repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. We estimate that our total temporary difference upon which we have not provided deferred tax is approximately $1.5 billion at December 31, 2016. However, it is not practicable to determine the deferred tax liability on this amount due to uncertainty with regard to the timing or manner of repatriation and the related impact on local taxes, withholding taxes and foreign tax credits.

At December 31, 2016, the Company has operating loss carryforwards of $160 million, primarily related to our Little Sheep business, all of which will expire by 2021. These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income.

As of December 31, 2016, the Company has U.S. tax credit carryforwards of $46 million, which represents Yum China’s foreign tax credit carryforwards as a result of the separation. This was attributable to the distributions from the Company’s China business to YUM after Yum China was incorporated and became the parent of the Company’s operating entities in China. The tax credits will expire by 2026.

At December 31, 2016, the Company also has tax benefit from Little Sheep restructuring of $26 million, $12 million and $14 million of which will expire by 2026 and 2036, respectively.

2016 Form 10-K

Cash payments for tax liabilities on income tax returns filed in China were $182 million, $143 million and $186 million in 2016, 2015 and 2014, respectively.

We recognize the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015
Beginning of Year	$15	$13
Additions on tax positions	14	4
Reductions due to statute expiration	(3)	(2)
End of Year	$26	$15

In 2016 and 2015, we increased our unrecognized tax benefits by $14 million and $4 million, respectively, related to uncertainty with regard to the deductibility of certain business expenses incurred during the year. The Company believes it is reasonably possible its unrecognized tax benefits may decrease by approximately $6 million in the next twelve months, all of which, if recognized upon audit settlement or statute expiration, would affect the 2017 effective tax rate.

The Company’s results are subject to examination in the U.S. federal jurisdiction as well as various U.S. state jurisdictions as part of YUM’s and our own income tax filings, and separately in foreign jurisdictions. Any liability arising from these examinations is expected to be settled among the Company, YCCL and YUM in accordance with the tax matters agreement we entered into in connection with the separation.

YUM has settled audits with the IRS through fiscal year 2010. The Company’s operations in foreign jurisdictions generally remain subject to examination for tax years as far back as 2006, some of which years are currently under audit by local tax authorities. The accrued interest and penalties related to income taxes at December 31, 2016 and 2015 are set forth below:

	2016	2015
Accrued interest and penalties	$5	$3

During 2016, 2015 and 2014, a net expense of $3 million, $1 million and a net benefit of $4 million, respectively, for interest and penalties was recognized in our Consolidated and Combined Statements of Income as components of our income tax provision.

2016 Form 10-K

Note 18 – Reportable Operating Segments

We have two reportable segments: KFC and Pizza Hut Casual Dining. We also have four non-reportable operating segments, Pizza Hut Home Service, East Dawning, Little Sheep and Taco Bell, which are combined and referred to as All Other Segments, as these operating segments are individually insignificant.

	Revenues
	2016	2015	2014
KFC	$4,696	$4,768	$4,893
Pizza Hut Casual Dining	1,774	1,825	1,696
All Other Segments	282	316	345
	$6,752	$6,909	$6,934

	Operating Profit; Interest Income, Net; and Income Before Income Taxes
	2016	2015	2014
KFC(a)	$645	$499	$435
Pizza Hut Casual Dining	150	145	176
All Other Segments	(6)	(14)	(44)
Unallocated and corporate expenses(b)	(153)	(144)	(143)
Unallocated Closures and impairment expense(b)(c)	(17)	—	(463)
Unallocated Refranchising gain(b)	15	13	17
Unallocated Other income (expense)(b)	6	(11)	25
Operating Profit	640	488	3
Interest income, net(b)	11	8	14
Changes in fair value of financial instruments	21	—	—
Income Before Income Taxes	$672	$496	$17

	Depreciation and Amortization
	2016	2015	2014
KFC	$266	$283	$286
Pizza Hut Casual Dining	111	109	92
All Other Segments	14	20	20
Corporate	11	13	13
	$402	$425	$411

	Capital Spending
	2016	2015	2014
KFC	$221	$259	$269
Pizza Hut Casual Dining	118	176	187
All Other Segments	12	16	23
Corporate	85	61	46
	$436	$512	$525

2016 Form 10-K

	Identifiable Assets
	2016	2015
KFC(d)	$1,411	$1,577
Pizza Hut Casual Dining	628	718
All Other Segments	160	181
Corporate(e)	1,528	725
	$3,727	$3,201

	Long-Lived Assets(f)
	2016	2015
KFC	$1,099	$1,248
Pizza Hut Casual Dining	553	616
All Other Segments	129	146
Corporate	33	23
	$1,814	$2,033

(a)	Includes equity income from investments in unconsolidated affiliates of $54 million, $41 million and $30 million in 2016, 2015 and 2014, respectively.

(b)	Amounts have not been allocated to any segment for performance reporting purposes.

(c)	Represents 2014 impairment losses related to Little Sheep and 2016 incremental restaurant-level impairment charges. See Note 5.

(d)	Includes investments in 3 unconsolidated affiliates totaling $71 million and $61 for 2016 and 2015, respectively.

(e)	Primarily includes cash and inventories that are centrally managed.

(f)	Includes property, plant and equipment, net, goodwill, and intangible assets, net.

Note 19 – Contingencies

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

YUM concluded and we concurred that it is more likely than not that YUM will not be subject to this tax with respect to the distribution. However, given how recently Bulletin 7 was promulgated, there are significant uncertainties regarding what constitutes a reasonable commercial purpose, how the safe harbor provisions for group restructurings are to be interpreted and how the taxing authorities will ultimately view the distribution. As a result, YUM’s position could be challenged by Chinese tax authorities resulting in a 10% tax assessed on the difference between the fair market value and the tax basis of the separated China business. As YUM’s tax basis in the China business is minimal, the amount of such a tax could be significant.

2016 Form 10-K

Any tax liability arising from the application of Bulletin 7 to the distribution is expected to be settled in accordance with the tax matters agreement between the Company and YUM. Pursuant to the tax matters agreement, to the extent any Chinese indirect transfer tax pursuant to Bulletin 7 is imposed, such tax and related losses will be allocated between YUM and the Company in proportion to their respective share of the combined market capitalization of YUM and the Company during the thirty trading days after the separation. Such a settlement could be significant and have a material adverse effect on our results of operations and our financial condition. At the inception of the tax indemnity being provided to YUM, the fair value of the non-contingent obligation to stand ready to perform was insignificant and the liability for the contingent obligation to make payment was not probable or estimable.

Unconsolidated Affiliates Guarantees

From time to time we have guaranteed certain lines of credit and loans of unconsolidated affiliates. As of December 31, 2016, there are no guarantees outstanding for unconsolidated affiliates. Our unconsolidated affiliates had total revenues of approximately $1,106 million for the year ended December 31, 2016 and assets and debt of approximately $283 million and $132 million, respectively, at December 31, 2016.

Indemnification of Officers and Directors

The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that require the Company to indemnify directors or officers for monetary damages for actions taken as a director or officer of the Company or while serving at the Company’s request as a director or officer or another position at another corporation or enterprise, as the case may be. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s bylaws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero as of December 31, 2016.

Legal Proceedings

The Company is subject to various lawsuits covering a variety of allegations from time to time. The Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated and Combined Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows. Matters faced by the Company from time to time include, but are not limited to, claims from landlords, employees, customers and others related to operational, contractual or employment issues.

2016 Form 10-K

Note 20 – Selected Quarterly Financial Data (Unaudited)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$1,278	$1,558	$1,848	$1,938	$6,622
Franchise fees and income	25	30	35	40	130
Total revenues	1,303	1,588	1,883	1,978	6,752
Restaurant profit	246	196	356	214	1,012
Operating Profit	209	87	286	58	640
Net Income – Yum China Holdings, Inc.	145	77	192	88	502
Basic earnings per common share	$0.40	$0.21	$0.53	$0.23	$1.36
Diluted earnings per common share	$0.40	$0.21	$0.53	$0.23	$1.36

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$1,235	$1,608	$1,935	$2,011	$6,789
Franchise fees and income	21	28	34	37	120
Total revenues	1,256	1,636	1,969	2,048	6,909
Restaurant profit	192	185	318	163	858
Operating Profit	142	86	255	5	488
Net Income – Yum China Holdings, Inc.	101	64	187	(29)	323
Basic earnings (losses) per common share	$0.28	$0.18	$0.51	$(0.08)	$0.89
Diluted earnings (losses) per common share	$0.28	$0.18	$0.51	$(0.08)	$0.89

Note 21 – Subsequent Events

Segments

In the first quarter of 2017, we started discussions on integrating the management and business approach for Pizza Hut Casual Dining and Pizza Hut Home Service which allows us to create a network of approximately 2,000 stores for pizza delivery. As we make progress on implementing changes, we will continue to evaluate the impact on reportable segments.

Share Repurchase Program

On February 7, 2017, we announced that our board of directors authorized a $300 million share repurchase program. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and Rule 10b5-1 trading plans.

2016 Form 10-K

Share-Based Compensation

On February 10, 2017, the Company’s board of directors approved grants of 87,972 RSUs and 2,230,544 SARs to the employees under the 2016 Plan. The estimated total grant-date fair value of these awards is $25 million, which will be recognized on a straight-line basis over the vesting periods.

On February 28, 2017, the Company’s board of directors approved a grant of 75 RSUs to each eligible RGM under the 2016 Plan. The estimated total grant-date fair value of these awards is approximately $12 million, which will be recognized on a straight-line basis over the vesting periods.

2016 Form 10-K

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Controls Over Financial Reporting

Under the rules and regulations of the SEC, the Company is not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until its Annual Report on Form 10-K for the year ended December 31, 2017 and this annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm. In its Annual Report on Form 10-K for the year ended December 31, 2017, management will be required to report on the effectiveness of the Company’s internal control over financial reporting and the Company’s independent registered public accounting firm will be required to provide a report on its audit of the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2016.

Item 9B.	Other Information.

None.

2016 Form 10-K

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Company’s Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Item 1:  Election of Directors” is incorporated herein by reference to the 2017 Proxy Statement.

Information regarding executive officers of the Company is incorporated by reference from Part I of this Form 10-K.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Company’s Compensation Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated herein by reference to the 2017 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated herein by reference to the 2017 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” and “Item 1:  Election of Directors” is incorporated herein by reference to the 2017 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditor” is incorporated herein by reference to the 2017 Proxy Statement.

2016 Form 10-K

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements: Consolidated and Combined Financial Statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

(2)

Financial Statement Schedules:  No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated and Combined Financial Statements thereto filed as a part of this Form 10-K.

(3)

Exhibits:  The exhibits listed in the accompanying Exhibit Index are filed as part of this Form 10-K. The Index to Exhibits specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

Item 16.	Form 10-K Summary.

Not applicable.

2016 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUM CHINA HOLDINGS, INC.

	By:	/s/ Micky Pant
Micky Pant Chief Executive Officer
Date: March 8, 2017

2016 Form 10-K

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Micky Pant	Chief Executive Officer and Director	March 8, 2017
Micky Pant	(principal executive officer)

/s/ Ted Stedem	Chief Financial Officer	March 8, 2017
Ted Stedem	(principal financial officer)

/s/ Paul Hill	Vice President and Controller	March 8, 2017
Paul Hill	(principal accounting officer)

/s/ Peter A. Bassi	Director	March 8, 2017
Peter A. Bassi

/s/ Christian L. Campbell	Director	March 8, 2017
Christian L. Campbell

/s/ Ed Yiu-Cheong Chan	Director	March 8, 2017
Ed Yiu-Cheong Chan

/s/ Edouard Ettedgui	Director	March 8, 2017
Edouard Ettedgui

/s/ Louis T. Hsieh	Director	March 8, 2017
Louis T. Hsieh

/s/ Fred Hu	Director	March 8, 2017
Fred Hu

/s/ Jonathan S. Linen	Director	March 8, 2017
Jonathan S. Linen

/s/ Ruby Lu	Director	March 8, 2017
Ruby Lu

/s/ Zili Shao	Director	March 8, 2017
Zili Shao

2016 Form 10-K

Yum China Holdings, Inc.

Exhibit Index

(Item 15)

Exhibit Number	Description of Exhibits

2.1**

Separation and Distribution Agreement, dated as of October 31, 2016, by and among Yum! Brands, Inc, Yum Restaurants Consulting (Shanghai) Company Limited and Yum China Holdings, Inc. (incorporated by reference to Exhibit 2.1 to  Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

3.1

Amended and Restated Certificate of Incorporation of Yum China Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

3.2	Amended and Restated Bylaws of Yum China Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

3.3	Certificate of Designations of Preferred Stock (incorporated by reference to Exhibit 3.1 to Yum China Holdings, Inc.’s Registration Statement on Form 8-A filed on October 27, 2016).

4.1

Rights Agreement, dated as of October 27, 2016, by and between Yum China Holdings, Inc. and American Stock Transfer & Trust Company, LLC as rights agent (incorporated by reference to Exhibit 4.1 to Yum China Holdings, Inc.’s Registration Statement on Form 8-A filed on October 27, 2016).

4.2	Warrant No. 1 issued to Pollos Investment L.P. on January 9, 2017 (incorporated by reference to Exhibit 10.3 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on January 9, 2017).

4.3	Warrant No. 2 issued to Pollos Investment L.P. on January 9, 2017 (incorporated by reference to Exhibit 10.4 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on January 9, 2017).

4.4

Warrant No. 1 issued to API (Hong Kong) Investment Limited on January 9, 2017 (incorporated by reference to Exhibit 10.5 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on January 9, 2017).

4.5

Warrant No. 2 issued to API (Hong Kong) Investment Limited on January 9, 2017 (incorporated by reference to Exhibit 10.6 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on January 9, 2017).

10.1

Master License Agreement, dated as of October 31, 2016, by and between Yum! Restaurants Asia Pte. Ltd. and Yum Restaurants Consulting (Shanghai) Company Limited (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

10.2

Tax Matters Agreement, dated as of October 31, 2016, by and among Yum! Brands, Inc., Yum China Holdings, Inc. and Yum Restaurants Consulting (Shanghai) Company Limited (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

2016 Form 10-K

Exhibit Number	Description of Exhibits

10.3

Employee Matters Agreement, dated as of October 31, 2016, by and between Yum! Brands, Inc. and Yum China Holdings, Inc. (incorporated by reference to Exhibit 10.3 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

10.4

Transition Services Agreement, dated as of October 31, 2016, by and between Yum! Brands, Inc. and Yum China Holdings, Inc. (incorporated by reference to Exhibit 10.4 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

10.5

Name License Agreement, dated as of October 31, 2016, by and between Yum! Brands, Inc. and Yum China Holdings, Inc. (incorporated by reference to Exhibit 10.5 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

10.6

Guaranty of Master License Agreement, dated as of October 31, 2016, by Yum China Holdings, Inc. (incorporated by reference to Exhibit 10.6 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

10.7

Investment Agreement, dated as of September 1, 2016, by and among Yum! Brands, Inc., Yum China Holdings, Inc. and Pollos Investment L.P. (incorporated by reference to Exhibit 10.11 to Amendment No. 5 to Yum China Holdings, Inc.’s Registration Statement on Form 10, filed on September 16, 2016).

10.8

Investment Agreement, dated as of September 1, 2016, by and among Yum! Brands, Inc., Yum China Holdings, Inc. and API (Hong Kong) Investment Limited (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to Yum China Holdings, Inc.’s Registration Statement on Form 10, filed on September 16, 2016).

10.9	Letter Agreement, dated as of October 7, 2016, by and among Yum! Brands, Inc., Yum China Holdings, Inc., API (Hong Kong) Investment Limited and Pollos Investment L.P. *

10.10

Shareholders Agreement, dated as of November 1, 2016, by and among Yum China Holdings, Inc., Pollos Investment L.P. and API (Hong Kong) Investment Limited (incorporated by reference to Exhibit 10.7 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

10.11	Form of Yum China Holdings, Inc. Indemnification Agreement, (incorporated by reference to Exhibit 10.10 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

10.12

Letter of Understanding, dated as of October 28, 2016, by and between Yum China Holdings, Inc. and Micky Pant (incorporated by reference to Exhibit 10.11 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016). †

10.13

Yum China Holdings, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 5 to Yum China Holdings, Inc.’s Registration Statement on Form 10, filed on September  16, 2016). †

10.14

Yum China Holdings, Inc. Leadership Retirement Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 5 to Yum China Holdings, Inc.’s Registration Statement on Form 10, filed on September 16, 2016). †

2016 Form 10-K

Exhibit Number	Description of Exhibits

10.15	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 5 to Yum China Holdings, Inc.’s Registration Statement on Form 10, filed on September 16, 2016). †

10.16

Form of Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to Yum China Holdings, Inc.’s Registration Statement on Form 10, filed on September 16, 2016). †

10.17

Letter of Understanding between Yum! Restaurants Consulting (Shanghai) Company Limited and Ted Stedem, dated as of August 3, 2016 (incorporated by reference to Exhibit 10.14 to Amendment No. 7 to Yum China Holdings, Inc.’s Registration Statement on Form 10, filed on October 6, 2016). †

10.18	Letter of Understanding between Yum! Restaurants Consulting (Shanghai) Company Limited and Joey Wat, dated as of March 21, 2014.*, †

10.19	Letter of Understanding issued by Yum! Restaurants Consulting (Shanghai) Company Limited to Joey Wat, dated as of September 8, 2015.*, †

10.20	Letter of Understanding issued by Yum China Holdings, Inc. to Joey Wat, dated as of February 6, 2017.*, †

10.21	Letter of Understanding issued by Yum China Holdings, Inc. to Johnson Huang, dated as of February 6, 2017.*, †

10.22	Letter of Understanding issued by Yum China Holdings, Inc. to Mark Chu, dated as of February 6, 2017.*, †

21.1	Subsidiaries of Yum China Holdings, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

2016 Form 10-K

Exhibit Number	Description of Exhibits

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Filed or furnished herewith.

**

Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules and/or exhibits will be furnished to the Securities and Exchange Commission upon request.

†	Indicates a management contract or compensatory plan.

2016 Form 10-K