Form 10-Q
period 2017-02-28
Yum China Holdings, Inc.
filed 2017-04-07
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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
(Address, Including Zip Code, of Principal Executive Offices) (469) 980-2898
(Registrant’s Telephone Number, Including Area Code)
Not Applicable (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of March 30, 2017 was 384,334,841 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated and Combined Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except for per share data)

	Quarter ended
Revenues	2/28/2017	2/29/2016
Company sales	$1,257	$1,278
Franchise fees and income	27	25
Total revenues	1,284	1,303
Costs and Expenses, Net
Company restaurants
Food and paper	345	385
Payroll and employee benefits	257	245
Occupancy and other operating expenses	366	402
Company restaurant expenses	968	1,032
General and administrative expenses	67	66
Franchise expenses	13	14
Refranchising gain, net	(1)	(3)
Other income, net	(17)	(15)
Total costs and expenses, net	1,030	1,094
Operating Profit	254	209
Interest income, net	2	2
Income Before Income Taxes	256	211
Income tax provision	(76)	(62)
Net income – including noncontrolling interests	180	149
Net income – noncontrolling interests	5	4
Net Income – Yum China Holdings, Inc.	$175	$145
Basic Earnings Per Common Share	$0.45	$0.40
Diluted Earnings Per Common Share	$0.44	$0.40

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

Condensed Consolidated and Combined Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter ended
	2/28/2017	2/29/2016

Net income - including noncontrolling interests	$180	$149
Other comprehensive income, net of tax of nil:
Foreign currency gains (losses) arising during the period	22	(22)
Comprehensive income - including noncontrolling interests	202	127
Comprehensive income - noncontrolling interests	6	4
Comprehensive Income - Yum China Holdings, Inc.	$196	$123

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter ended
	2/28/2017	2/29/2016
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$180	$149
Depreciation and amortization	64	68
Refranchising gain	(1)	(3)
Deferred income taxes	(1)	(19)
Equity income from investments in unconsolidated affiliates	(17)	(16)
Share-based compensation expense	3	3
Changes in accounts receivable	8	(8)
Changes in inventories	40	17
Changes in prepaid expenses and other current assets	5	7
Changes in accounts payable and other current liabilities	31	113
Changes in income taxes payable	51	56
Other, net	(6)	6
Net Cash Provided by Operating Activities	357	373

Cash Flows – Investing Activities
Capital spending	(74)	(80)
Purchases of short-term investments	(100)	(54)
Proceeds from refranchising of restaurants	2	7
Other, net	(1)	(1)
Net Cash Used in Investing Activities	(173)	(128)

Cash Flows – Financing Activities
Net transfers from Parent	—	7
Payment of capital lease obligation	(1)	—
Net Cash (Used in) Provided by Financing Activities	(1)	7
Effect of Exchange Rates on Cash and Cash Equivalents	6	(5)
Net Increase in Cash and Cash Equivalents	189	247
Cash and Cash Equivalents - Beginning of Period	885	425
Cash and Cash Equivalents - End of Period	$1,074	$672

Supplemental Cash Flow Data
Cash paid for income tax	25	23

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions, except for number of shares)

	2/28/2017	12/31/2016
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,074	$885
Short-term investments	180	79
Accounts receivable, net	68	74
Inventories, net	231	268
Prepaid expenses and other current assets	169	120
Total Current Assets	1,722	1,426

Property, plant and equipment, net	1,627	1,647
Goodwill	80	79
Intangible assets, net	87	88
Investments in unconsolidated affiliates	37	71
Other assets	261	254
Deferred income taxes	163	162
Total Assets	$3,977	$3,727

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$984	$971
Income taxes payable	84	33
Total Current Liabilities	1,068	1,004

Capital lease obligations	28	28
Other liabilities and deferred credits	251	252
Total Liabilities	1,347	1,284

Equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 384,311,143 shares and 383,344,835.42 shares issued and outstanding at February 28, 2017 and December 31, 2016, respectively	4	4
Treasury Stock	(20)	(20)
Additional paid-in capital	2,359	2,352
Retained earnings	215	40
Accumulated other comprehensive income	22	1
Total Equity – Yum China Holdings, Inc.	2,580	2,377
Noncontrolling interests	50	66
Total Equity	2,630	2,443
Total Liabilities and Equity	$3,977	$3,727

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(Tabular amounts in US$ millions)

Note 1 – Description of the Business

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

The Company owns, franchises or has ownership in entities that own and operate restaurants under the KFC, Pizza Hut Casual Dining, Pizza Hut Home Service, Taco Bell, East Dawning and Little Sheep concepts (collectively, the “Concepts”). In connection with the separation of the Company from YUM, Yum! Restaurants Asia Pte. Ltd., a wholly-owned indirect subsidiary of YUM, and Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of Yum China, entered into a 50-year master license agreement with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew, for the exclusive right to use and sub-license the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China excluding Hong Kong, Taiwan and Macau (the “PRC” or “China”). In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. We own the East Dawning and Little Sheep intellectual property and pay no license fee related to these concepts.

The operations of each Concept represent an operating segment of the Company. We have two reportable segments: KFC and Pizza Hut Casual Dining. Our remaining operating segments, including the operations of Pizza Hut Home Service, East Dawning, Little Sheep and Taco Bell, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate.

Note 2 – Basis of Presentation

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

The financial statements presented herein represent (i) for periods prior to October 31, 2016, the combined financial statements of YUM’s China businesses and operations when Yum China was a wholly owned subsidiary of YUM (referred to as “Condensed Combined Financial Statements”) and (ii) for periods subsequent to October 31, 2016, the consolidated financial statements of the Company as a separate publicly traded company following its separation from YUM (referred to as “Condensed Consolidated Financial Statements” and, together with the Condensed Combined Financial Statements, referred to as the “Condensed Consolidated and Combined Financial Statements”).

Our preparation of the accompanying Condensed Consolidated and Combined Financial Statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The accompanying Condensed Combined Financial Statements have been prepared on a standalone basis and are derived from YUM’s consolidated financial statements and underlying accounting records. Transactions between the Company and YUM that were not cash settled were considered to be effectively settled at the time the transactions are recorded. The Condensed Combined Financial Statements include all revenues, costs, assets and liabilities directly attributable to the Company either through specific identification or allocation. The Condensed Combined Statements of Income include allocations for certain of YUM’s Corporate functions which provided a direct benefit to the Company. These costs have been allocated based on Company system sales relative to YUM’s global system sales. System sales includes the sales results of all restaurants regardless of ownership. All allocated costs have been deemed to have been paid to YUM in the period in which the costs were recorded. The Company considers the cost allocation methodology and results to be reasonable for the periods prior to October 31, 2016. However, the allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, publicly traded company for the periods prior to October 31, 2016. Upon the separation, Parent Company Investment was adjusted as a result of settlement of certain assets and liabilities with YUM and formed the Company’s common stock and additional paid-in capital. See Note 3 for further discussion.

We have prepared the Condensed Consolidated and Combined Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated and Combined Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of February 28, 2017, and the results of our operations, comprehensive income and cash flows for the quarters ended February 28, 2017 and February 29, 2016. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Consolidated and Combined Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 8, 2017.

Certain comparative items in the Condensed Consolidated and Combined Financial Statements have been reclassified to conform to the current period’s presentation to facilitate comparison.

Our fiscal year ends on December 31. The Company operates on a fiscal monthly calendar, with two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter.

Note 3 – Transactions with YUM

Prior to the separation, there existed a parent-subsidiary relationship between YUM and the Company. We had the following transactions with YUM for the quarter ended February 29, 2016:

Allocation of Corporate Expenses

YUM historically performed centralized corporate functions on our behalf prior to October 31, 2016. Accordingly, certain YUM costs have been allocated to the Company and reflected as expenses in the Condensed Combined Financial Statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical expenses attributable to the Company. The expenses reflected in the Condensed Combined Financial Statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate, standalone entity.

Corporate expense allocations primarily relate to centralized corporate functions, including finance, accounting, treasury, tax, legal, internal audit and risk management functions. In addition, corporate expense allocations include, among other costs, IT maintenance, professional fees for legal services and expenses related to litigation, investigations or similar matters. Corporate allocations of $3 million were allocated to the Company during the quarter ended February 29, 2016, and have been included in general and administrative (“G&A”) expenses in the Condensed Combined Statements of Income. All of the corporate allocations of costs are deemed to have been incurred and settled through Parent Company Investment in the Condensed Combined Balance Sheets in the period where the costs were recorded. Following the separation from YUM, we perform these functions using our own resources or purchased services.

License Fee

The Condensed Combined Statements of Income include a fee that was historically paid to YUM comprised of initial fees and continuing fees equal to 3% of our Company and franchise sales prior to October 31, 2016. License fees due to YUM for our Company-owned stores are included within restaurant margin in Occupancy and other operating expenses in the Condensed Consolidated and Combined Statements of Income.  License fees due to YUM on franchise sales are included in Franchise expenses. Total license fees paid during the quarter ended February 29, 2016 are reflected in the table below:

Quarter ended
2/29/2016
Initial fees - Company	$2
Initial fees - Franchise	—
Continuing Fees - Company	38
Continuing Fees - Franchise	10
Total	$50

Cash Management and Treasury

The Company funds its operations through cash generated from the operation of its Company-owned stores, franchise operations and dividend payments from unconsolidated affiliates. Prior to October 31, 2016, excess cash has historically been repatriated to YUM through intercompany loans or dividends. Transfers of cash both to and from YUM are included within Parent Company Investment in the Condensed Combined Balance Sheets. YUM has issued debt for general corporate purposes but in no case has any such debt been guaranteed or assumed by the Company or otherwise secured by the assets of the Company. As YUM’s debt and related interest is not directly attributable to the Company, no such amounts have been allocated to the Condensed Combined Financial Statements.

Note 4 – Earnings Per Common Share (“EPS”)

On October 31, 2016, YUM’s shareholders of record as of October 19, 2016 received one share of Yum China common stock for every one share of YUM’s common stock held as of the record date. For periods ended October 31, 2016 and prior, basic and diluted earnings per share were computed using the number of shares of Yum China common stock outstanding as of October 31, 2016, the date on which Yum China common stock was distributed to YUM’s shareholders. The same number of shares was used to calculate basic and diluted earnings per share for the quarter ended February 29, 2016 since there were no dilutive securities until after the separation.

The following table summarizes the components of basic and diluted earnings per share:

	Quarter ended
	2/28/2017	2/29/2016
Net Income – Yum China Holdings, Inc.	$175	$145
Weighted-average common shares outstanding (for basic calculation)(a)	387,525,034	363,758,219
Effect of dilutive share-based employee compensation(a)	7,821,987	—
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	395,347,021	363,758,219
Basic Earnings Per Share	$0.45	$0.40
Diluted Earnings Per Share	$0.44	$0.40
Employee stock options, stock appreciation rights and warrants excluded from the diluted EPS computation(b)	18,448,360	—

(a)

As a result of the separation, shares of Yum China common stock were distributed to YUM’s shareholders of record as of October 19, 2016 and included in the calculated weighted-average common shares outstanding. Holders of outstanding YUM equity awards generally received both adjusted YUM awards and Yum China awards, or adjusted awards on shares of common stock of either YUM or Yum China in their entirety. Any subsequent exercise of these awards, whether held by the Company’s employees or YUM’s employees, would increase the number of common shares outstanding. The outstanding equity awards are included in the computation of diluted EPS, if there is dilutive effect.

(b)

These unexercised employee stock options, stock appreciation rights and warrants were not included in the computation of diluted EPS because to do so would have been antidilutive for the quarters presented.

Note 5 – Accumulated Other Comprehensive Income (“AOCI”)

The Company’s other comprehensive income for the quarters ended February 28, 2017 and February 29, 2016 and AOCI balances as of February 28, 2017 and December 31, 2016 were comprised solely of foreign currency translation adjustments. We recognized other comprehensive income of $22 million and other comprehensive loss of $22 million for the quarters ended February 28, 2017 and February 29, 2016, respectively. The accumulated balances reported in AOCI on the Condensed Consolidated Balance Sheets for currency translation adjustments were $22 million and $1 million as of February 28, 2017 and December 31, 2016, respectively. There was no tax effect related to the components of other comprehensive income for all periods presented.

Note 6 – Items Affecting Comparability of Net Income and Cash Flows

Refranchising Gain, net

The Refranchising gain, net by reportable segment and All Other Segments is presented below. We do not allocate such gains and losses to our segments for performance reporting purposes.

	Quarter ended
	2/28/2017	2/29/2016
KFC	$1	$3
Pizza Hut Casual Dining	—	—
All Other Segments	—	—
Total Company	$1	$3

Store Closure and Impairment Activity

Store closure income and Store impairment charges by reportable segment and All Other Segments are presented below:

	Quarter ended
	2/28/2017
	Total Company	KFC	Pizza Hut Casual Dining	All Other Segments
Store closure income (a)	$2	$1	$1	$—
Store impairment charges	(2)	(2)	—	—
Closure and impairment expenses	$—	$(1)	$1	$—

	Quarter ended
	2/29/2016
	Total Company	KFC	Pizza Hut Casual Dining	All Other Segments
Store closure income(a)	$2	$2	$—	$—
Store impairment charges	(2)	(2)	—	—
Closure and impairment expenses	$—	$—	$—	$—

(a)

Store closure income include proceeds from forced store closures, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores. Remaining lease obligations for closed stores were not material at February 28, 2017 or December 31, 2016.

Note 7 – Other Income, net

	Quarter ended
	2/28/2017	2/29/2016
Equity income from investments in unconsolidated affiliates	$17	$16
Foreign exchange net loss and other	—	(1)
Other income, net	$17	$15

Note 8 – Supplemental Balance Sheet Information

Accounts Receivable, net	2/28/2017	12/31/2016
Accounts receivable, gross	$70	$76
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$68	$74

Prepaid Expenses and Other Current Assets	2/28/2017	12/31/2016
Prepaid rent	$40	$39
Other prepaid expenses and current assets(a)	129	81
Prepaid expenses and other current assets	$169	$120

(a)	Includes receivables of $8 million and $16 million due from payment processors or aggregators as of February 28, 2017 and December 31, 2016, respectively.

Property, Plant and Equipment	2/28/2017	12/31/2016
Buildings and improvements	$2,072	$2,029
Capital leases, primarily buildings	30	29
Machinery and equipment	1,075	1,081
Property, plant and equipment, gross	3,177	3,139
Accumulated depreciation and amortization	(1,550)	(1,492)
Property, plant and equipment, net	$1,627	$1,647

Accounts Payable and Other Current Liabilities	2/28/2017	12/31/2016
Accounts payable	$509	480
Accrued capital expenditures	99	132
Accrued compensation and benefits	156	191
Accrued taxes, other than income taxes	24	14
Dividends payable	22	—
Other current liabilities	174	154
Accounts payable and other current liabilities	$984	$971

Other Liabilities and Deferred Credits	2/28/2017	12/31/2016
Deferred escalating minimum rent	$155	$153
Other noncurrent liabilities and deferred credits	96	99
Other liabilities and deferred credits	$251	$252

Noncontrolling Interests

Noncontrolling interests represent the ownership interests of minority shareholders of the entities that operate KFC restaurants in Beijing and Shanghai, China. A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

Noncontrolling Interests
Balance at December 31, 2016	$66
Net income – noncontrolling interests	5
Dividends declared	(22)
Currency translation adjustments	1
Balance at February 28, 2017	$50

Note 9 – Fair Value Measurements

As of February 28, 2017, the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.

In addition, certain of the Company’s assets, such as property, plant and equipment, goodwill and intangible assets, are measured at fair value on a non-recurring basis, if determined to be impaired.

During the quarter ended February 28, 2017, we recorded restaurant-level impairment (Level 3) of $2 million. The remaining net book value of the assets measured at fair value as of February 28, 2017, subsequent to these impairments, was not significant.

Note 10 – Income Taxes

	Quarter ended
	2/28/2017	2/29/2016
Income tax provision	$76	$62
Effective tax rate	29.9%	29.5%

Our effective tax rate is generally lower than the U.S. federal statutory rate of 35% due to the majority of our income being earned in China where the tax rate is lower than the U.S. rate. The slightly higher effective tax rate for the first quarter of 2017 was due to non-deductibility of certain expense items.

Note 11 – Reportable Operating Segments

We have two reportable operating segments: KFC and Pizza Hut Casual Dining. We also have four non-reportable operating segments, Pizza Hut Home Service, East Dawning, Little Sheep and Taco Bell, which are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended
Revenues	2/28/2017	2/29/2016
KFC	$896	$921
Pizza Hut Casual Dining	339	328
All Other Segments	49	54
Total	$1,284	$1,303

	Quarter ended
Operating Profit	2/28/2017	2/29/2016
KFC(a)	$207	$191
Pizza Hut Casual Dining	65	39
All Other Segments	4	—
Unallocated and corporate expenses(b)	(23)	(24)
Unallocated Refranchising gain(b)	1	3
Operating Profit	$254	$209
Interest income, net(b)	2	2
Income Before Income Taxes	$256	$211

(a)	Includes equity income from investments in unconsolidated affiliates of $17 million and $16 million for the quarters ended February 28, 2017 and February 29, 2016, respectively.
(b)	Amounts have not been allocated to any segment for performance reporting purposes.

Note 12 – Contingencies

Indemnification of China Tax on Indirect Transfers of Assets

In February 2015, the Chinese State Administration of Taxation (“SAT”) issued Bulletin 7 on Income arising from Indirect Transfers of Assets by Non-Resident Enterprises. Pursuant to Bulletin 7, an “indirect transfer” of Chinese taxable assets, including equity interests in a Chinese resident enterprise, by a non-resident enterprise, may be recharacterized and treated as a direct transfer of Chinese taxable assets, if such arrangement does not have reasonable commercial purpose and the transferor has avoided payment of Chinese enterprise income tax. As a result, gains derived from such an indirect transfer may be subject to Chinese enterprise income tax at a rate of 10%.

YUM concluded and we concurred that it is more likely than not that YUM will not be subject to this tax with respect to the distribution. However, given how recently Bulletin 7 was promulgated, there are significant uncertainties regarding what constitutes a reasonable commercial purpose, how the safe harbor provisions for group restructurings are to be interpreted and how the taxing authorities will ultimately view the distribution. As a result, YUM’s position could be challenged by Chinese tax authorities resulting in a 10% tax assessed on the difference between the fair market value and the tax basis of the separated China business. As YUM’s tax basis in the China business is minimal, the amount of such tax could be significant.

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

Unconsolidated Affiliates Guarantees

From time to time we have guaranteed certain lines of credit and loans of unconsolidated affiliates. As of February 28, 2017, there were no guarantees outstanding for unconsolidated affiliates. Our unconsolidated affiliates had total revenues of approximately $222 million and $250 million for the quarters ended February 28, 2017 and February 29, 2016, respectively, and assets and liabilities of approximately $320 million and $242 million, respectively, at February 28, 2017.

Legal Proceedings

The Company is subject to various lawsuits covering a variety of allegations from time to time. The Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Condensed Consolidated and Combined Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows. Matters faced by the Company from time to time include, but are not limited to, claims from landlords, employees, customers and others related to operational, contractual or employment issues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the Company throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) are made using the first person notations of “we,” “us” or “our.” This MD&A contains forward-looking statements, including statements with respect to the retail tax structure reform and the potential effects thereof, our evaluation of the effects of the integration of Pizza Hut Casual Dining and Pizza Hut Home Service on our reportable segments, future capital resources to fund our operations and anticipated capital expenditures and our ability to pay dividends. See “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for information regarding forward-looking statements.

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China, with over 7,600 restaurants as of February 28, 2017. Our growing restaurant base consists of China’s leading restaurant brands, including KFC, Pizza Hut Casual Dining, Pizza Hut Home Service, East Dawning, Little Sheep and Taco Bell. Following our separation from YUM, we have the exclusive right to operate and sub-license the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Taiwan and Macau, and we own the East Dawning and Little Sheep marks outright. We were the first major global restaurant brand to enter China in 1987 and we have developed deep operating experience in the market. We have since grown to become one of China’s largest retail developers covering over 1,100 cities and opening an average of approximately two new restaurants per day over the past five years.

KFC is the leading Quick-Service Restaurant (“QSR”) brand in the PRC in terms of system sales and number of restaurants. As of February 28, 2017, KFC operates over 5,200 restaurants in over 1,100 cities across China.  Measured by number of restaurants, we believe KFC has a two-to-one lead over the nearest Western QSR competitor in China and KFC has continued to grow in both large and small cities. Similarly, Pizza Hut Casual Dining is the leading Casual Dining Restaurant (“CDR”) brand in China as measured by system sales and number of restaurants. We believe Pizza Hut Casual Dining, with over 1,700 restaurants in over 400 cities, has an approximately six-to-one lead in terms of number of restaurants over its nearest Western CDR competitor in China.

The operations of each of the Concepts represent an operating segment of the Company within the Condensed Consolidated and Combined Financial Statements. We have two reportable segments: KFC and Pizza Hut Casual Dining. Our remaining operating segments, including the operations of Pizza Hut Home Service, East Dawning, Little Sheep and Taco Bell, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate.

In the first quarter of 2017, we started discussions on integrating the management and business approach for Pizza Hut Casual Dining and Pizza Hut Home Service, which would allow us to create a network of approximately 2,000 stores for pizza delivery. As we make progress on implementing changes, we will continue to evaluate the potential impact on reportable segments.

Separation from YUM

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

Basis of Presentation

The financial statements presented in this Form 10-Q represent (i) for periods prior to October 31, 2016, the Condensed Combined Financial Statements of YUM’s China businesses and operations when Yum China was a wholly owned subsidiary of YUM and (ii) for periods subsequent to October 31, 2016, the Condensed Consolidated Financial Statements of the Company as a separate publicly traded company following its separation from YUM. Throughout this Form 10-Q, when we refer to the “financial statements,” we are referring to the “Condensed Consolidated and Combined Financial Statements,” unless the context indicates otherwise.

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

Overview

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including metrics that management uses to assess the Company's performance.  Throughout this MD&A, we discuss the following performance metrics:

•

The Company provides certain percentage changes excluding the impact of foreign currency translation (“F/X”).  These amounts are derived by translating current year results at prior year average exchange rates.  We believe the elimination of the F/X impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

•

System sales growth reflects the results of all restaurants regardless of ownership, including Company-owned, franchise and unconsolidated affiliate restaurants that operate our Concepts, except for non-Company-owned restaurants for which we do not receive a sales-based royalty.  Sales of franchise and unconsolidated affiliate restaurants typically generate ongoing franchise fees for the Company at a rate of approximately 6% of system sales.  Franchise and unconsolidated affiliate restaurant sales are not included in Company sales on the Condensed Consolidated and Combined Statements of Income; however, the franchise fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

•	Same-store sales growth is the estimated percentage change in sales of all restaurants that have been open and in the Company system one year or more.
•

Company Restaurant profit (“Restaurant profit”) is defined as Company sales less expenses incurred directly by our Company-owned restaurants in generating Company sales.  Company restaurant margin percentage is defined as Restaurant profit divided by Company sales.  Within the Company Sales and Restaurant Profit analysis, Store Portfolio Actions represent the net impact of new unit openings, acquisitions, refranchising and store closures, and Other primarily represents the impact of same-store sales as well as the impact of changes in restaurant operating costs such as inflation/deflation.

•

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides Adjusted EBITDA, which we define as net income including noncontrolling interests adjusted for income tax, interest income, depreciation, amortization and other items. This non-GAAP measure is not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of this non-GAAP measure provides additional information to investors to facilitate the comparison of past and present results.

All Note references in this MD&A refer to the Notes to the Condensed Consolidated and Combined Financial Statements. Tabular amounts are displayed in millions of U.S. dollars except percentages and per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding. References to quarters are references to the Company’s fiscal quarters. The Company’s first fiscal quarter of 2017 and 2016 consist of the two months ended February 28, 2017 and February 29, 2016, respectively.

Quarters ended February 28, 2017 and February 29, 2016

Results of Operations

Summary

Quarterly highlights:
% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit
KFC	+3	+1	+5	+9
Pizza Hut Casual Dining	+9	+2	+9	+67
All Other Segments	(5)	(3)	+10	NM
Total	+4	+1	+6	+22

(a)	System Sales and Same-Store Sales percentages as shown in tables exclude the impact of F/X.

The Company has over 7,600 units, predominately KFC and Pizza Hut Casual Dining restaurants, which are the leading quick service and casual dining restaurant brands, respectively, in mainland China. Given our strong competitive position, a growing economy and a population of approximately 1.4 billion in mainland China, the Company has rapidly added KFC, Pizza Hut Casual Dining and Pizza Hut Home Service restaurants.

Company sales in the first quarter of 2017 decreased by 2%, but increased by 3% excluding the impact of F/X. The increase in Company sales during the quarter, excluding the impact of F/X, was driven by net new unit growth and same-store sales growth. The increase in Restaurant profit was primarily aided by the impact of the retail tax structure reform implemented on May 1, 2016. The benefit from the retail tax structure reform was most visible and impactful on food and paper costs while other items such as utility cost and rental expense also benefited from it.

The Consolidated and Combined Results of Operations for the quarters ended February 28, 2017 and February 29, 2016 are presented below:

	Quarter Ended		% B/(W)(a)
	2/28/2017	2/29/2016	Reported
Company sales	$1,257	$1,278	(2)
Franchise fees and income	27	25	5
Total revenues	$1,284	$1,303	(2)
Restaurant profit	$289	$246	17
Restaurant Margin %	23.0%	19.3%	3.7	ppts.
Operating Profit	$254	$209	22
Interest income, net	2	2	47
Income tax provision	(76)	(62)	(23)
Net Income - including noncontrolling interests	180	149	21
Net Income - noncontrolling interests	5	4	10
Net Income - Yum China Holdings, Inc.	$175	$145	21
Diluted Earnings Per Share	$0.44	$0.40	12
Effective tax rate	29.9%	29.5%
Adjusted EBITDA	$320	$279

(a)	Represents period-over-period change in percentage. NM refers to changes over 100%, from negative to positive amounts or from zero to an amount.

Performance Metrics

	Quarter Ended
	2/28/2017	2/29/2016
System Sales Growth (Decline)	(1)%	6%
System Sales Growth, excluding F/X	4%	11%
Same-store Sales Growth	1%	6%

Unit Count	2/28/2017	2/29/2016	% Increase
Company-owned	6,080	5,779	5
Unconsolidated affiliates	848	803	6
Franchisees	735	623	18
	7,663	7,205	6

Adjusted EBITDA

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter Ended
Reconciliation of Net Income to Adjusted EBITDA	2/28/2017	2/29/2016
Net Income — Yum China Holdings, Inc.	$175	$145
Net Income — noncontrolling interests	5	4
Income tax provision	76	62
Interest income, net	(2)	(2)
Operating Profit	254	209
Depreciation and amortization	64	68
Store impairment charges	2	2
Adjusted EBITDA	$320	$279

Segment Results

KFC

	Quarter Ended
			% B/(W)
	2/28/2017	2/29/2016	Reported		Ex F/X
Company sales	$870	$897	(3)		2
Franchise fees and income	26	24	3		8
Total revenues	$896	$921	(3)		2

Restaurant profit	$205	$191	8		13
Restaurant margin %	23.6%	21.2%	2.4	ppts.	2.4	ppts.

G&A expenses	$25	$24	(7)		(12)
Closure and impairment expenses, net	$1	$—	NM		NM
Other income, net	$(15)	$(14)	13		18
Operating Profit	$207	$191	9		14

	Quarter Ended
	2/28/2017	2/29/2016
System Sales Growth (Decline)	(2)%	10%
System Sales Growth, excluding F/X	3%	16%
Same-Store Sales Growth	1%	12%

Unit Count	2/28/2017	2/29/2016	% Increase
Company-owned	3,958	3,815	4
Unconsolidated affiliates	848	803	6
Franchisees	470	401	17
	5,276	5,019	5

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	2/29/2016	Store Portfolio Actions	Other	F/X	2/28/2017
Company sales	$897	$17	$—	$(44)	$870
Cost of sales	(275)	(4)	15	13	(251)
Cost of labor	(159)	(4)	(12)	8	(167)
Occupancy and other	(272)	(4)	17	12	(247)
Restaurant profit	$191	$5	$20	$(11)	$205

The increase in Company sales and Restaurant profit associated with store portfolio actions for the quarter was driven by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were the favorable impact from retail tax structure reform (primarily in cost of sales) and Company same-store sales growth of 1%, partially offset by commodity inflation of 6% and higher labor costs including wage inflation of 8%.

Franchise Fees and Income

The increase in Franchise fees and income for the quarter, excluding the impact of F/X, was primarily driven by the impact of refranchising.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by higher compensation costs due to wage inflation.

Operating Profit

The increase in Operating Profit for the quarter, excluding the impact of F/X, was primarily driven by lower restaurant operating costs including the favorable impact of the retail tax structure reform, same-store sales growth and net new unit growth, partially offset by higher G&A expenses. In addition, the leap year in 2016 added an extra day in February resulting in incremental Operating Profit of $4 million.

Pizza Hut Casual Dining

	Quarter Ended
			% B/(W)
	2/28/2017	2/29/2016	Reported		Ex F/X
Company sales	$339	$328	3		8
Franchise fees and income	—	—	NM		NM
Total revenues	$339	$328	3		8

Restaurant profit	$78	$52	50		57
Restaurant margin %	23.0%	15.8%	7.2	ppts.	7.1	ppts.

G&A expenses	$14	$13	—		(4)
Closure and impairment expenses, net	$(1)	$—	NM		NM
Operating Profit	$65	$39	67		75

	Quarter Ended
	2/28/2017	2/29/2016
System Sales Growth (Decline)	4%	(5)%
System Sales Growth (Decline), excluding F/X	9%	(1)%
Same-Store Sales Growth (Decline)	2%	(12)%

Unit Count	2/28/2017	2/29/2016	% Increase
Company-owned	1,711	1,580	8
Franchisees	27	16	69
	1,738	1,596	9

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	2/29/2016	Store Portfolio Actions	Other	F/X	2/28/2017
Company sales	$328	$20	$8	$(17)	$339
Cost of sales	(92)	(4)	12	4	(80)
Cost of labor	(71)	(5)	(3)	4	(75)
Occupancy and other	(113)	(5)	7	5	(106)
Restaurant profit	$52	$6	$24	$(4)	$78

The increase in Company sales and Restaurant profit associated with store portfolio actions for the quarter was primarily driven by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were the favorable impact from retail tax structure reform (primarily in cost of sales) and Company same-store sales growth of 2%, partially offset by higher labor costs including wage inflation of 7%.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by higher compensation costs due to wage inflation and increased headcounts.

Operating Profit

The increase in Operating Profit for the quarter, excluding the impact of F/X, was primarily driven by lower restaurant operating costs including the favorable impact of the retail tax structure reform, net new unit growth and same-store sales growth.

All Other Segments

All Other Segments includes Pizza Hut Home Service, East Dawning, Little Sheep and Taco Bell.

	Quarter Ended
			% B/(W)
	2/28/2017	2/29/2016	Reported		Ex F/X
Company sales	$48	$53	(10)		(5)
Franchise fees and income	1	1	76		87
Total revenues	$49	$54	(8)		(4)

Restaurant profit	$6	$3	51		59
Restaurant margin %	12.5%	7.5%	5.0	ppts.	5.0	ppts.

G&A expenses	$5	$5	(1)		(5)
Operating Profit	$4	$—	NM		NM

The decrease in Company sales for the quarter, excluding the impact of F/X, was primarily driven by unit closures and refranchising of Little Sheep and same-store sales decline of 3%, partially offset by net new unit growth of Pizza Hut Home Service.

The increase in Operating Profit for the quarter, excluding the impact of F/X, was primarily driven by higher operating profit at Pizza Hut Home Service due to lower restaurant operating costs including the favorable impact of the retail tax structure reform.

Corporate & Unallocated

	Quarter Ended
Income (Expense)	2/28/2017	2/29/2016	% B/(W)
Corporate G&A expenses	$(23)	$(24)	5
Refranchising gain, net (See Note 6)	1	3	(64)
Interest income, net	2	2	47
Income tax provision (See Note 10)	(76)	(62)	(23)
Effective tax rate (See Note 10)	29.9%	29.5%	0.4%

Corporate G&A Expenses

Corporate G&A expenses for the quarter, excluding the impact of F/X, remained flat, as a result of higher compensation costs associated with wage inflation being offset by the favorable impact from the retail tax structure reform.

Interest Income, Net

The increase in interest income, net for the quarter was driven by higher returns on short-term investments and time deposits.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%. To the extent those earnings are not deemed permanently reinvested in China, we are required to record U.S. tax on those earnings, net of a credit for the foreign taxes paid in China. Our effective tax rate was 29.9% and 29.5% for the quarters ended February 28, 2017 and February 29, 2016, respectively. The slightly higher effective tax rate for the first quarter of 2017 was due to non-deductibility of certain expense items.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

PRC Value-Added Tax (“VAT”)

Effective May 1, 2016, the Chinese government implemented reform to its retail tax structure, which is intended to be a progressive and positive shift to more closely align with a more modern service-based economy. Under this reform, a 6% output VAT replaced the 5% Business Tax previously applied to certain restaurant sales. Input VAT would be creditable to the aforementioned 6% output VAT.

Entities that are VAT general taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity by entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as an input VAT credit asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, in the Condensed Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any input VAT credit asset for recoverability based on its forecasted operating results. We evaluate the recoverability of the net VAT credit asset based on our estimated operating results and capital spending, which inherently includes significant assumptions that are subject to change.

As of February 28, 2017, an input VAT credit asset of $86 million and payable of $7 million were recorded in Other assets and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against net VAT payables more than one year from February 28, 2017. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the Company expected to use the credit within one year.

Our restaurant margins benefited from the VAT reform in the year ended December 31, 2016 and the quarter ended February 28, 2017, and we expect a positive financial benefit under this VAT regime going forward. However, the amount of our expected benefit from this VAT regime depends on a number of factors, some of which are outside of our control. The VAT reform is still at an early stage of implementation and the interpretation and application of the new VAT regime may not be immediately clear or settled at some local governmental levels. In addition, the timetable for enacting the prevailing VAT regulations into national VAT law, including ultimate enacted VAT rates, is not clear. As a result, for the foreseeable future, the benefit of this significant and complex VAT reform has the potential to fluctuate from quarter to quarter.

Foreign Currency Exchange Rate

The reporting currency of the Company is the US$. Most of the revenues, costs, assets and liabilities of the Company are denominated in Chinese Renminbi (“RMB”). Any significant change in the exchange rate between US$ and RMB may materially and adversely affect the Company’s business, results of operations, cash flows and financial condition. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

Consolidated and Combined Cash Flows

Net cash provided by operating activities was $357 million in the first quarter of 2017 as compared to $373 million in the first quarter of 2016. The decrease was primarily driven by increased compensation and benefits payments, partially offset by favorable impact from higher Net Income and timing of payments for inventory.

Net cash used in investing activities was $173 million in the first quarter of 2017 as compared to $128 million in the first quarter of 2016. The increase was primarily driven by purchases of short-term investments, partially offset by lower capital spending.

Net cash used in financing activities of $1 million in the first quarter of 2017 was related to payment of capital lease obligation and net cash provided by financing activities of $7 million in the first quarter of 2016 represented changes in net parent investment.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores and from our franchise operations and dividend payments from our unconsolidated affiliates. Excess cash has historically been repatriated to YUM through intercompany loans or dividends prior to October 31, 2016.

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

Borrowing Capacity

As of February 28, 2017, the Company had credit facilities of RMB2,300 million (approximately $330 million) in the aggregate.

The credit facilities have terms ranging from 1 to 3 years. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China and contains financial covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Interest on any outstanding borrowings is due at least monthly. As of February 28, 2017, the full amount of borrowings were available to us under each facility.

Off-Balance Sheet Arrangements

See the Unconsolidated Affiliates Guarantees sections of Note 12 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-11, Inventory (Topic 330) (ASU 2015-11), which requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for the Company in the first quarter of 2017, with early adoption permitted. We adopted ASU 2015-11 during the quarter ended February 28, 2017, and such adoption did not have a material impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) (ASU 2016-09): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 includes provisions to simplify several aspects of accounting for share-based payment transactions, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liability, and classification on the statement of cash flows. ASU 2016-09 includes a requirement that the tax effect related to the settlement of share-based awards be recorded within income tax expense or benefit in the income statement. The simplification of income tax accounting for share-based payment transactions also impacts the computation of weighted-average diluted shares outstanding under the treasury stock method. ASU 2016-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-09 during the quarter ended February 28, 2017 and the impact of the adoption resulted in the following:

•

The Company elected to continue to estimate the number of awards expected to be forfeited and adjust the estimate when appropriate, as is currently required. This adoption did not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

•

The Company recorded an excess tax benefit of $0.8 million within provision for income taxes for the quarter ended February 28, 2017 related to excess tax benefits on awards, on a prospective basis. Prior to adoption, the tax effect of share-based awards would have been recognized in additional paid-in capital.

•

Under ASU 2016-09, excess tax benefits from share-based arrangements are classified within cash flow from operating activities, rather than as cash flow from financing activities. The Company applied this provision on a retrospective basis and the prior period statement of cash flows was adjusted. This adoption did not have a material impact on the Company’s cash flows.

•	There was no material impact on the computation of weighted-average diluted shares outstanding.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard. ASU 2014-09 is now effective for the Company in our first quarter of fiscal 2018 with early adoption permitted in the first quarter of 2017. The standard allows for either a full retrospective or modified retrospective transition method. In March and April 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. We do not believe these standards will impact our recognition of revenue from Company-owned restaurants or our recognition of continuing fees from franchisees, which are based on a percentage of franchise sales. However, the initial fees from franchisees, which are currently recognized as revenue when we have performed substantially all initial services required by the franchise agreement, generally upon the opening of a store, will be recognized over the term of the franchise agreement because the franchise rights will be accounted for as rights to access our symbolic intellectual property. Our initial fees, including renewal fees, of $1 million were recognized as revenue during the quarter ended February 28, 2017. We are also evaluating whether the standards will have an impact on transactions currently not included in our revenues such as franchisee contributions to and subsequent expenditures from advertising programs. We act as an agent in regard to these franchisee contributions and expenditures and as such we do not currently include them in our statements of income or cash flows. We are evaluating whether the new standards will impact the principal/agent determinations in these arrangements. If we determine we are the principal in these arrangements we would include contributions to and expenditures from these advertising programs within our statements of income and cash flows. While any such change has the potential to materially impact our gross amount of reported revenues and expenses, such impact would largely be offsetting and we would not expect there to be a significant impact on our reported Net Income. In addition, we are continuing to evaluate the impact the adoption of these standards will have on the recognition and presentation of other revenue transactions with unconsolidated affiliates and franchisees.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the Company in our first quarter of fiscal 2019 with early adoption permitted. The standard must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We expect that this standard will have a material effect on our financial statements. While we are continuing to assess the effect of adoption, we currently believe the most significant changes relate to the recognition of right-of-use assets and lease liabilities on our balance sheet for operating leases of the land and/or building of our restaurants and office space. At February 28, 2017, we operated more than 6,000 restaurants, leasing the underlying land and/or building, with our commitments expiring within 20 years from the inception of the lease. The amount of our future minimum lease payments under operating leases was approximately $3 billion as of February 28, 2017. We anticipate continuing to add more restaurants and increase our leasing activity between now and adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (ASU 2016-13): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company in the first quarter of 2020 with early adoption permitted beginning in the first quarter of 2019. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (ASU 2016-15), which provides clarification regarding how certain cash receipts and cash payment are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of 2018 using a retrospective transition method with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The guidance will require a modified retrospective application with a cumulative adjustment to opening retained earnings at the beginning of the first quarter of 2018 but permits adoption at the beginning of an earlier annual period. We are currently evaluating the impact of adopting ASU 2016-16 on our financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires that entities show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. ASU 2017-04 is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our financial statements.

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “ongoing” or other similar terminology.  Forward-looking statements are based on our expectations, estimates, assumptions or projections concerning future results or events as of the date of the filing of this Form 10-Q.  Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results to differ materially from those indicated by those statements.  We cannot assure you that any of our assumptions are correct or any of our expectations, estimates or projections will be achieved.  Numerous factors could cause our actual results to differ materially from those expressed or implied by forward-looking statements, including, without limitation, the following:

•

Risks related to our business and industry, such as (a) food safety and food-borne illness concerns, (b) failure to maintain effective quality control systems for our restaurants, (c) significant liability claims, food contamination complaints from our customers or reports of incidents of food tampering, (d) health concerns arising from outbreaks of viruses or other diseases, (e) the fact that we derive substantially all of our revenue from our operations in China, (f) the fact that the operation of our restaurants is subject to the terms of the master license agreement with YUM, (g) the fact that our success is tied to the success of YUM’s brand strength, marketing campaigns and product innovation, (h) shortages or interruptions in the availability and delivery of food and other supplies, (i) our inability to attain our target development goals and the potential cannibalization of existing sales by aggressive development, (j) fluctuation of raw materials prices, (k) risks associated with leasing real estate, (l) inability to obtain desirable restaurant locations on commercially reasonable terms, (m) labor shortages or increases in labor costs, (n) the fact that our success depends substantially on our corporate reputation and on the value and perception of our brands, (o) failure to protect the integrity and security of personal information of our customers and employees, (p) the dependence of our delivery business on the performance of, and our long-term relationships with, third-party aggregators and mobile payment processors, (q) our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media, (r) litigation and failure to comply with anti-bribery or anti-corruption laws, (s) U.S. federal income taxes, changes in tax rates, disagreements with taxing authorities and imposition of new taxes, (t) changes in consumer discretionary spending and general economic conditions, (u) competition in the retail food industry, (v) loss or failure to obtain or renew any or all of the approvals, licenses and permits to operate our business, (w) our inability to adequately protect the intellectual property we own or have the right to use, (x) YUM’s failure to protect its intellectual property, (y) seasonality and certain major events in China, (z) failure of or damage to information systems, (aa) our failure to detect, deter and prevent all instances of fraud or other misconduct committed by our employees, customers or other third parties, (bb) changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters, (cc) failure of our insurance policies to provide adequate coverage for claims associated with our business operations, (dd) failure by us to maintain effective disclosure controls and procedures and internal control over financial reporting in accordance with the rules of the SEC and (ee) unforeseeable business interruptions;

•

Risks related to doing business in China, such as (a) changes in Chinese political policies and economic and social policies or conditions, (b) changes in laws and regulations, (c) uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations, (d) fluctuation in the value of the Chinese Renminbi, (e) limitations on our ability to utilize our cash balances effectively due to governmental control of currency conversion and payments of foreign currency, (f) reliance on distributions by our operating subsidiaries in China to fund offshore cash requirements, (g) potential unfavorable tax consequences resulting from our classification as a China resident enterprise for Chinese enterprise income tax purposes, (h) uncertainty regarding indirect transfers of equity interests and enhanced scrutiny by Chinese tax authorities, (i) inability to use properties due to defects caused by non-registration of lease agreements related to certain properties, (j) risk in relation to unexpected land acquisitions, building closures or demolitions, (k) potential fines for failure to comply with law and (l) restrictions on our ability to make loans or additional capital contributions to our Chinese subsidiaries due to Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental control of currency conversion; and

•

Risks related to the separation and related transactions, such as (a) not achieving all of the anticipated benefits, (b) incurring significant tax liabilities if the distribution does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes and the Company could be required to indemnify YUM for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement, (c) being obligated to indemnify YUM for material taxes and related amounts pursuant to indemnification obligations under the tax matters agreement if YUM is subject to Chinese indirect transfer tax with respect to the distribution, (d) limitations on our ability to engage in strategic transactions as a result of the separation, (e) our inability to satisfy financial reporting and other requirements to which we are subject as an independent publicly traded company, (f) limited experience of our management in managing a public company, (g) inability to access capital markets on acceptable terms, (h) increased administrative and other costs incurred by virtue of our status as an independent public company, (i) limitations on our ability to compete with YUM and other restrictions on our operations contained in the master license agreement, (j) failure by YUM to perform its obligations under the transaction agreements that we entered into with it as part of the separation, (k) potential indemnification liabilities owing to YUM pursuant to the separation and distribution agreement and there being no assurance that the indemnity provided by YUM with respect to certain liabilities in connection with the separation will be sufficient to insure us against the full amount of such liabilities, (l) the possibility that a court would require that we assume responsibility for obligations allocated to YUM under the separation and distribution agreement, (m) potential liabilities due to fraudulent transfer considerations and (n) actual or potential conflicts of interest of certain of our executive officers and directors because of their previous positions at YUM.

In addition, other risks and uncertainties not presently known to us or that we currently believe to be immaterial could affect the accuracy of any such forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. You should consult our filings with the Securities and Exchange Commission (including the information set forth under the captions “Forward-Looking Statements” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016) for additional information regarding factors that could affect our financial and other results. You should not place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Form 10-Q. We are not undertaking to update any of these statements, except as required by law.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended February 28, 2017, the Company’s Operating Profit would have decreased approximately $26 million if the RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended February 28, 2017.

PART II – Other Information

Item 1.	Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 12 to the Company’s Condensed Consolidated and Combined Financial Statements set forth in Part I of this report.

Item 1A.	Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks.  Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends.  There have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 8, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, Yum China is party to investment agreements dated September 1, 2016 (the “Investment Agreements”) with each of Pollos Investment L.P., an affiliate of Primavera Capital Group (“Primavera”), and API (Hong Kong) Investment Limited, an affiliate of Zhejiang Ant Small and Micro Financial Services Group Co., Ltd. (“Ant Financial” and, together with Primavera, the “Investors”). Pursuant to the Investment Agreements, on November 1, 2016, the Company issued 17,064,172.74 and 2,080,996.68 shares of common stock to Primavera and Ant Financial, respectively, subject to adjustment as described below. On January 9, 2017, following the expiration of the post-closing measurement period specified in the Investment Agreements, the Company repurchased from Primavera and Ant Financial 699,394.74 and 85,291.68 shares of Company common stock, respectively, at par value of $0.01 per share of Company common stock.

Item 6.	Exhibits

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yum China Holdings, Inc.
(Registrant)

Date:	April 7, 2017	/s/ Jacky Lo
Vice President, Controller and Principal Accounting Officer

Yum China Holdings, Inc.

Exhibit Index

Exhibit Number	Description of Exhibits

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