Form 10-Q
period 2017-05-31
Yum China Holdings, Inc.
filed 2017-07-07
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a small reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of June 29, 2017 was 383,336,203 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated and Combined Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except for per share data)

	Quarter ended		Year to date ended
Revenues	5/31/2017	5/31/2016	5/31/2017	5/31/2016
Company sales	$1,563	$1,558	$2,820	$2,836
Franchise fees and income	31	30	58	55
Total revenues	1,594	1,588	2,878	2,891
Costs and Expenses, Net
Company restaurants
Food and paper	453	462	798	847
Payroll and employee benefits	358	342	615	587
Occupancy and other operating expenses	513	558	879	960
Company restaurant expenses	1,324	1,362	2,292	2,394
General and administrative expenses	107	104	174	170
Franchise expenses	15	17	28	31
Closures and impairment expenses, net	17	31	17	31
Refranchising gain, net	(1)	(1)	(2)	(4)
Other income, net	(11)	(12)	(28)	(27)
Total costs and expenses, net	1,451	1,501	2,481	2,595
Operating Profit	143	87	397	296
Interest income, net	5	2	7	4
Income Before Income Taxes	148	89	404	300
Income tax provision	(35)	(16)	(111)	(78)
Net income – including noncontrolling interests	113	73	293	222
Net income (loss) – noncontrolling interests	6	(4)	11	—
Net Income – Yum China Holdings, Inc.	$107	$77	$282	$222
Basic Earnings Per Common Share	$0.28	$0.21	$0.73	$0.61
Diluted Earnings Per Common Share	$0.27	$0.21	$0.71	$0.61

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

Condensed Consolidated and Combined Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter ended		Year to date ended
	5/31/2017	5/31/2016	5/31/2017	5/31/2016

Net income - including noncontrolling interests	$113	$73	$293	$222
Other comprehensive income, net of tax of nil:
Foreign currency gains (losses) arising during the period	13	(7)	35	(29)
Comprehensive income - including noncontrolling interests	126	66	328	193
Comprehensive income (loss) - noncontrolling interests	6	(3)	12	1
Comprehensive Income - Yum China Holdings, Inc.	$120	$69	$316	$192

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Year to date ended
	5/31/2017	5/31/2016
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$293	$222
Depreciation and amortization	160	171
Closures and impairment expenses	17	31
Refranchising gain	(2)	(4)
Deferred income taxes	(1)	(29)
Equity income from investments in unconsolidated affiliates	(30)	(26)
Distributions of income received from unconsolidated affiliates	26	13
Share-based compensation expense	10	5
Changes in accounts receivable	3	(8)
Changes in inventories	7	(30)
Changes in prepaid expenses and other current assets	5	—
Changes in accounts payable and other current liabilities	7	35
Changes in income taxes payable	3	25
Other, net	(25)	18
Net Cash Provided by Operating Activities	473	423
Cash Flows – Investing Activities
Capital spending	(177)	(172)
Purchases of short-term investments	(229)	(54)
Proceeds from refranchising of restaurants	3	13
Acquisition of business, net of cash acquired	(25)	—
Other, net	(4)	(1)
Net Cash Used in Investing Activities	(432)	(214)
Cash Flows – Financing Activities
Net transfers to Parent	—	(118)
Payment of capital lease obligation	(1)	(1)
Repurchase of shares of common stock	(30)	—
Proceeds from exercise of stock options	4	—
Other, net	(16)	—
Net Cash Used in Financing Activities	(43)	(119)
Effect of Exchange Rates on Cash and Cash Equivalents	9	(7)
Net Increase in Cash and Cash Equivalents	7	83
Cash and Cash Equivalents - Beginning of Period	885	425
Cash and Cash Equivalents - End of Period	$892	$508

Supplemental Cash Flow Data
Cash paid for income tax	115	84

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions, except for number of shares)

	5/31/2017	12/31/2016
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$892	$885
Short-term investments	310	79
Accounts receivable, net	74	74
Inventories, net	266	268
Prepaid expenses and other current assets	150	120
Total Current Assets	1,692	1,426
Property, plant and equipment, net	1,617	1,647
Goodwill	103	79
Intangible assets, net	105	88
Investments in unconsolidated affiliates	51	71
Other assets	287	254
Deferred income taxes	166	162
Total Assets	$4,021	$3,727
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$966	$971
Income taxes payable	36	33
Total Current Liabilities	1,002	1,004
Capital lease obligations	27	28
Other liabilities and deferred credits	260	252
Total Liabilities	1,289	1,284
Redeemable Noncontrolling Interest	5	—
Equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 386,617,759.42 shares and 383,344,835.42 shares issued at May 31, 2017 and December 31, 2016, respectively; 384,760,471 shares and 383,344,835.42 shares outstanding at May 31, 2017 and December 31, 2016, respectively	4	4
Treasury stock	(59)	(20)
Additional paid-in capital	2,367	2,352
Retained earnings	322	40
Accumulated other comprehensive income	35	1
Total Equity – Yum China Holdings, Inc.	2,669	2,377
Noncontrolling interests	58	66
Total Equity	2,727	2,443
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$4,021	$3,727

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(Tabular amounts in US$ millions)

Note 1 – Description of the Business

Yum China Holdings, Inc. (“Yum China” and, together with its subsidiaries, the “Company,” “we,” “us” and “our”) was incorporated in Delaware on April 1, 2016. The Company separated from Yum! Brands, Inc. (“YUM” or the “Parent”) on October 31, 2016 (the “separation”), becoming an independent publicly traded company as a result of a pro rata distribution (the “distribution”) of all outstanding shares of Yum China common stock to shareholders of YUM. On October 31, 2016, YUM’s shareholders of record as of 5:00 p.m. Eastern Time on October 19, 2016 received one share of Yum China common stock for every one share of YUM common stock held as of the record date. Yum China’s common stock began trading “regular way” under the ticker symbol “YUMC” on the New York Stock Exchange on November 1, 2016.

The Company owns, franchises or has an ownership in entities that own and operate restaurants under the KFC, Pizza Hut Casual Dining, Pizza Hut Home Service, East Dawning, Little Sheep and Taco Bell concepts (collectively, the “Concepts”). In connection with the separation of the Company from YUM, Yum! Restaurants Asia Pte. Ltd., a wholly-owned indirect subsidiary of YUM, and Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of Yum China, entered into a 50-year master license agreement with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew, for the exclusive right to use and sub-license the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China excluding Hong Kong, Taiwan and Macau (the “PRC” or “China”). In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. We own the East Dawning and Little Sheep intellectual property and pay no license fee related to these concepts.

During the quarter ended May 31, 2017, the Company completed the acquisition of a controlling interest in the holding company of DAOJIA.com.cn (“Daojia”), an established online food delivery service provider. The Company agreed to pay cash consideration of $36.7 million to the sellers and made a concurrent capital contribution of $25.0 million to Daojia. As of the completion of the acquisition, the Company held 90% of Daojia’s outstanding shares of common stock, or 80% of its equity interests on a fully-diluted basis. Daojia became an operating segment of the Company. The acquisition was considered immaterial.

The operations of each Concept also represent an operating segment of the Company. In connection with the previously-announced plans to integrate the businesses of Pizza Hut Casual Dining and Pizza Hut Home Service, beginning with the quarter ended May 31, 2017, the two businesses were combined and reported together as the Pizza Hut reportable segment. As a result, the Company has two reportable segments: KFC, which remains unchanged, and Pizza Hut. Our remaining operating segments, including the operations of East Dawning, Little Sheep, Taco Bell and Daojia, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Segment financial information for prior periods has been recast to align with this change in segment reporting. There was no impact to the consolidated and combined financial statements of the Company as a result of this change.

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

The financial statements presented herein represent (i) for periods prior to October 31, 2016, the combined financial statements of YUM’s China businesses and operations when Yum China was a wholly-owned subsidiary of YUM (referred to as “Condensed Combined Financial Statements”) and (ii) for periods subsequent to October 31, 2016, the consolidated financial statements of the Company as a separate publicly traded company following its separation from YUM (referred to as “Condensed Consolidated Financial Statements” and, together with the Condensed Combined Financial Statements, referred to as the “Condensed Consolidated and Combined Financial Statements”).

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

The accompanying Condensed Combined Financial Statements have been prepared on a standalone basis and are derived from YUM’s consolidated financial statements and underlying accounting records. Transactions between the Company and YUM that were not cash settled were considered to be effectively settled at the time the transactions were recorded. The Condensed Combined Financial Statements include all revenues, costs, assets and liabilities directly attributable to the Company either through specific identification or allocation. The Condensed Combined Statements of Income include allocations for certain of YUM’s Corporate functions that provided a direct benefit to the Company. These costs have been allocated based on Company system sales relative to YUM’s global system sales. System sales includes the sales results of all restaurants regardless of ownership. All allocated costs have been deemed to have been paid to YUM in the period in which the costs were recorded. The Company considers the cost allocation methodology and results for the periods prior to October 31, 2016 to be reasonable. However, the allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent publicly traded company for the periods prior to October 31, 2016. Upon the separation, Parent Company Investment was adjusted as a result of settlement of certain assets and liabilities with YUM and formed the Company’s common stock and additional paid-in capital. See Note 3 for further discussion.

We have prepared the Condensed Consolidated and Combined Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated and Combined Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of May 31, 2017, and the results of our operations and comprehensive income for the quarters and years to date ended May 31, 2017 and 2016, and cash flows for the years to date ended May 31, 2017 and 2016. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Consolidated and Combined Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 8, 2017.

Through the acquisition of Daojia, the Company also acquired a variable interest entity (“VIE”) and subsidiaries of the VIE effectively controlled by Daojia. There exists a parent-subsidiary relationship between Daojia and its VIE as a result of certain exclusive agreements that require Daojia to consolidate its VIE and subsidiaries of the VIE because Daojia is the primary beneficiary that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb substantially all of the profits and all of the expected losses of the VIE. The acquired VIE and its subsidiaries were considered immaterial, both individually and in the aggregate. The results of Daojia’s operations have been included in the Company’s Condensed Consolidated Financial Statements since the acquisition date.

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

•

The Company recorded an excess tax benefit of $5.9 million and $6.8 million within provision for income taxes for the quarter and year to date ended May 31, 2017, respectively, related to excess tax benefits on awards, on a prospective basis. Prior to adoption, the tax effect of share-based awards would have been recognized in additional paid-in capital.

•

Under ASU 2016-09, excess tax benefits from share-based arrangements are classified within cash flow from operating activities, rather than within cash flow from financing activities. The Company applied this provision on a retrospective basis and the prior period statement of cash flows was adjusted. This adoption did not have a material impact on the Company’s cash flows.

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

Note 3 – Transactions with YUM

Prior to the separation, there existed a parent-subsidiary relationship between YUM and the Company. We had the following transactions with YUM for the quarter and year to date ended May 31, 2016:

Allocation of Corporate Expenses

Prior to October 31, 2016, YUM historically performed centralized corporate functions on our behalf. Accordingly, certain YUM costs have been allocated to the Company and reflected as expenses in the Condensed Combined Financial Statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical expenses attributable to the Company. The expenses reflected in the Condensed Combined Financial Statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate, standalone entity.

Corporate expense allocations primarily relate to centralized corporate functions, including finance, accounting, treasury, tax, legal, internal audit and risk management functions. In addition, corporate expense allocations include, among other costs, IT maintenance, professional fees for legal services and expenses related to litigation, investigations or similar matters. Corporate allocations of $3 million and $6 million were allocated to the Company during the quarter and year to date ended May 31, 2016, respectively, and have been included in general and administrative (“G&A”) expenses in the Condensed Combined Statements of Income. All of the corporate allocations of costs are deemed to have been incurred and settled through Parent Company Investment in the Condensed Combined Balance Sheets in the period where the costs were recorded. Following the separation from YUM, we perform these functions using our own resources or purchased services.

License Fee

The Condensed Combined Statements of Income include license fees that were historically paid to YUM comprised of initial fees and continuing fees equal to 3% of our Company and franchise sales prior to October 31, 2016. Total license fees paid during the quarter and year to date ended May 31, 2016 are reflected in the table below:

	Quarter ended	Year to date ended
	5/31/2016	5/31/2016
Initial fees - Company	$2	$4
Initial fees - Franchise	1	1
Continuing Fees - Company	44	82
Continuing Fees - Franchise	12	22
Total	$59	$109

Cash Management and Treasury

The Company funds its operations through cash generated from the operation of its Company-owned stores, franchise operations and dividend payments from unconsolidated affiliates. Prior to October 31, 2016, excess cash was historically repatriated to YUM through intercompany loans or dividends. Transfers of cash both to and from YUM are included within Parent Company Investment in the Condensed Combined Balance Sheets. YUM has issued debt for general corporate purposes but in no case has any such debt been guaranteed or assumed by the Company or otherwise secured by the assets of the Company. As YUM’s debt and related interest is not directly attributable to the Company, no such amounts have been allocated to the Condensed Combined Financial Statements.

Note 4 – Earnings Per Common Share (“EPS”)

On October 31, 2016, YUM’s shareholders of record as of October 19, 2016 received one share of Yum China common stock for every one share of YUM common stock held as of the record date. For periods ended October 31, 2016 and prior, basic and diluted earnings per share were computed using the number of shares of Yum China common stock outstanding as of October 31, 2016, the date on which Yum China common stock was distributed to YUM’s shareholders. The same number of shares was used to calculate basic and diluted earnings per share for the quarter and year to date ended May 31, 2016 since there were no dilutive securities until after the separation.

The following table summarizes the components of basic and diluted earnings per share:

	Quarter ended		Year to date ended
	5/31/2017	5/31/2016	5/31/2017	5/31/2016
Net Income – Yum China Holdings, Inc.	$107	$77	$282	$222
Weighted-average common shares outstanding (for basic calculation) (a)	387,901,955	363,758,219	387,754,681	363,758,219
Effect of dilutive share-based employee compensation (a)	9,424,278	—	8,925,022	—
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	397,326,233	363,758,219	396,679,703	363,758,219
Basic Earnings Per Share	$0.28	$0.21	$0.73	$0.61
Diluted Earnings Per Share	$0.27	$0.21	$0.71	$0.61
Employee stock options, stock appreciation rights and warrants excluded from the diluted EPS computation (b)	19,131,358	—	18,625,451	—

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

(b)

These unexercised employee stock options, stock appreciation rights and warrants were not included in the computation of diluted EPS because to do so would have been antidilutive for the quarters and years to date presented.

Note 5 – Equity

Changes in Equity and Redeemable Noncontrolling Interest

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2016	383,344,835.42	$4	$2,352	$40	$1	(784,686.42)	$(20)	$66	$2,443	$—
Net Income				282				11	293
Foreign currency translation gains					34			1	35
Comprehensive income									328	—
Dividends declared								(22)	(22)
Acquisition of Daojia								2	2	5
Repurchase of shares of common stock						(1,072,602.00)	(39)		(39)
Exercise and vesting of share-based awards	3,272,924.00	—	5						5
Share-based compensation			10						10
Balance at May 31, 2017	386,617,759.42	$4	$2,367	$322	$35	(1,857,288.42)	$(59)	$58	$2,727	$5

Share Repurchase Program

On February 7, 2017, we announced that our Board of Directors authorized a $300 million share repurchase program. Under this authorization, we repurchased shares of Yum China common stock during the year to date ended May 31, 2017 as indicated below.  All amounts exclude applicable transaction fees.

Shares Repurchased (thousands)		Dollar Value of Shares Repurchased	Remaining Dollar Value of Shares that may be Repurchased
1,072,602	(a)	$39	$261

(a)	Includes 0.2 million shares repurchased for $9 million with trade dates prior to May 31, 2017 but cash settlement dates subsequent to May 31, 2017.

Note 6 – Items Affecting Comparability of Net Income and Cash Flows

Refranchising Gain, net

The Refranchising gain, net by reportable segment and All Other Segments is presented below. We do not allocate such gains and losses to our segments for performance reporting purposes.

	Quarter ended		Year to date ended
	5/31/2017	5/31/2016	5/31/2017	5/31/2016
KFC	$—	$1	$1	$4
Pizza Hut	—	—	—	—
All Other Segments	1	—	1	—
Total Company	$1	$1	$2	$4

Store Closure and Impairment Activity

Store closure income and Store impairment charges by reportable segment and All Other Segments are presented below:

	Quarter ended				Year to date ended
	5/31/2017				5/31/2017
	Total Company	KFC	Pizza Hut	All Other Segments	Total Company	KFC	Pizza Hut	All Other Segments
Store closure income(a)	$3	$2	$1	$—	$5	$3	$2	$—
Store impairment charges	(20)	(10)	(10)	—	(22)	(12)	(10)	—
Closure and impairment expenses	$(17)	$(8)	$(9)	$—	$(17)	$(9)	$(8)	$—

	Quarter ended				Year to date ended
	5/31/2016				5/31/2016
	Total Company	KFC	Pizza Hut	All Other Segments	Total Company	KFC	Pizza Hut	All Other Segments
Store closure income(a)	$4	$2	$1	$1	$6	$4	$1	$1
Store impairment charges	(35)	(23)	(11)	(1)	(37)	(25)	(11)	(1)
Closure and impairment expenses	$(31)	$(21)	$(10)	$—	$(31)	$(21)	$(10)	$—

(a)

Store closure income include proceeds from forced store closures, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores. Remaining lease obligations for closed stores were not material at May 31, 2017 or December 31, 2016.

Note 7 – Other Income, net

	Quarter ended		Year to date ended
	5/31/2017	5/31/2016	5/31/2017	5/31/2016
Equity income from investments in unconsolidated affiliates	$13	$10	$30	$26
Foreign exchange net (loss) gain and other	(2)	2	(2)	1
Other income, net	$11	$12	$28	$27

Note 8 – Supplemental Balance Sheet Information

Accounts Receivable, net	5/31/2017	12/31/2016
Accounts receivable, gross	$75	$76
Allowance for doubtful accounts	(1)	(2)
Accounts receivable, net	$74	$74

Prepaid Expenses and Other Current Assets	5/31/2017	12/31/2016
Prepaid rent	$38	$39
Other prepaid expenses and current assets(a)	112	81
Prepaid expenses and other current assets	$150	$120

(a)	Includes receivables of $10 million and $16 million due from payment processors or aggregators as of May 31, 2017 and December 31, 2016, respectively.

Property, Plant and Equipment	5/31/2017	12/31/2016
Buildings and improvements	$2,100	$2,029
Capital leases, primarily buildings	29	29
Machinery and equipment	1,078	1,081
Property, plant and equipment, gross	3,207	3,139
Accumulated depreciation and amortization	(1,590)	(1,492)
Property, plant and equipment, net	$1,617	$1,647

Accounts Payable and Other Current Liabilities	5/31/2017	12/31/2016
Accounts payable	$492	480
Accrued capital expenditures	89	132
Accrued compensation and benefits	168	191
Accrued taxes, other than income taxes	14	14
Dividends payable	5	—
Other current liabilities	198	154
Accounts payable and other current liabilities	$966	$971

Other Liabilities and Deferred Credits	5/31/2017	12/31/2016
Deferred escalating minimum rent	$156	$153
Other noncurrent liabilities and deferred credits	104	99
Other liabilities and deferred credits	$260	$252

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments(a)
Balance as of December 31, 2016
Goodwill, gross	$461	$70	$9	$382
Accumulated impairment losses	(382)	—	—	(382)
Goodwill, net	79	70	9	—
Goodwill acquired and allocated	23	5	9	9
Effect of currency translation adjustment	1	1	—	—
Balance as of May 31, 2017
Goodwill, gross	485	76	18	391
Accumulated impairment losses	(382)	—	—	(382)
Goodwill, net	$103	$76	$18	$9

(a)	Goodwill, gross and Accumulated impairment losses as of December 31, 2016 represent Little Sheep goodwill and related impairment.

Intangible assets, net as of May 31, 2017 and December 31, 2016 are as follows:

	5/31/2017			12/31/2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Reacquired franchise rights	$95	$(76)	$19	$93	$(71)	$22
Daojia platform	16	—	16	—	—	—
Customer-related assets	12	(4)	8	7	(4)	3
Other	19	(10)	9	19	(9)	10
	$142	$(90)	$52	$119	$(84)	$35
Indefinite-lived intangible assets
Little Sheep trademark	$53	$—	$53	$53	$—	$53

Total intangible assets	$195	$(90)	$105	$172	$(84)	$88

Amortization expense of definite-lived intangible assets was $3 million and $3 million for the quarters ended May 31, 2017 and 2016, respectively, and $5 million and $5 million for the years to date ended May 31, 2017 and 2016, respectively. As of May 31, 2017, expected amortization expense for the unamortized definite-lived intangible assets is approximately $9 million for the remainder of 2017, $16 million in 2018, $8 million in 2019, $4 million in 2020 and $4 million in 2021.

Note 10 – Fair Value Measurements

As of May 31, 2017, the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.

In addition, certain of the Company’s assets, such as property, plant and equipment, goodwill and intangible assets, are measured at fair value on a non-recurring basis, if determined to be impaired.

During the quarter and year to date ended May 31, 2017, we recorded restaurant-level impairment (Level 3) of $16 million and $18 million, respectively. During the quarter and year to date ended May 31, 2016, we recorded restaurant-level impairment (Level 3) of $33 million and $33 million, respectively. The remaining net book value of the assets measured at fair value as of May 31, 2017, subsequent to these impairments, was not significant.

Note 11 – Income Taxes

	Quarter ended		Year to date ended
	5/31/2017	5/31/2016	5/31/2017	5/31/2016
Income tax provision	$35	$16	$111	$78
Effective tax rate	22.9%	18.6%	27.4%	26.2%

Our effective tax rate is generally lower than the U.S. federal statutory rate of 35% due to the majority of our income being earned in China where the tax rate is lower than the U.S. rate. Our quarter and year to date effective tax rates for the period ended May 31, 2017 were higher than the prior year primarily due to higher costs of repatriating current year foreign earnings.

Note 12 – Reportable Operating Segments

During the second quarter of 2017, we integrated the businesses of Pizza Hut Casual Dining and Pizza Hut Home Service and began reporting them together as the Pizza Hut reportable segment. As a result, the Company has two reportable segments: KFC, which remains unchanged, and Pizza Hut. Our remaining operating segments, including the operations of East Dawning, Little Sheep, Taco Bell and Daojia, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. Segment financial information for prior periods has been recast to align with this change in segment reporting. See Note 1.

	Quarter ended		Year to date ended
Revenues	5/31/2017	5/31/2016	5/31/2017	5/31/2016
KFC	$1,116	$1,107	$2,012	$2,028
Pizza Hut	468	466	847	833
All Other Segments	10	15	19	30
Total	$1,594	$1,588	$2,878	$2,891

	Quarter ended		Year to date ended
Operating Profit	5/31/2017	5/31/2016	5/31/2017	5/31/2016
KFC(a)	$154	$109	$361	$300
Pizza Hut	30	12	97	50
All Other Segments	(2)	(2)	—	(1)
Unallocated and corporate expenses(b)	(40)	(37)	(63)	(61)
Unallocated Other income(b)	—	4	—	4
Unallocated Refranchising gain(b)	1	1	2	4
Operating Profit	$143	$87	$397	$296
Interest income, net(b)	5	2	7	4
Income Before Income Taxes	$148	$89	$404	$300

	Identifiable Assets
	5/31/2017	12/31/2016
KFC(c)	$1,424	$1,411
Pizza Hut	667	628
All Other Segments	140	160
Corporate(d)	1,790	1,528
	$4,021	$3,727

	Long-Lived Assets(e)
	5/31/2017	12/31/2016
KFC	$1,093	$1,099
Pizza Hut	586	553
All Other Segments	112	129
Corporate	34	33
	$1,825	$1,814

(a)

Includes equity income from investments in unconsolidated affiliates of $13 million and $10 million for the quarters ended May 31, 2017 and 2016, respectively, and $30 million and $26 million for the years to date ended May 31, 2017 and 2016, respectively.

(b)	Amounts have not been allocated to any segment for performance reporting purposes.

(c)	Includes investments in three unconsolidated affiliates totaling $51 million and $71 million for the quarter ended May 31, 2017 and the year ended December 31, 2016, respectively.

(d)	Primarily includes cash and inventories that are centrally managed.

(e)	Includes property, plant and equipment, net, goodwill, and intangible assets, net.

Note 13 – Contingencies

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

Guarantees

From time to time we have guaranteed certain lines of credit and loans of franchisees and unconsolidated affiliates. As of May 31, 2017, we have provided guarantees of approximately $2 million on behalf of franchisees and no guarantees were outstanding for unconsolidated affiliates. The maximum guarantee exposure is approximately $2 million.

Legal Proceedings

From time to time, the Company is subject to various lawsuits covering a variety of allegations. The Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Condensed Consolidated and Combined Financial Statements, is not likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. Matters faced by the Company from time to time include, but are not limited to, claims from landlords, employees, customers and others related to operational, contractual or employment issues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the Company throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) are made using the first person notations of “we,” “us” or “our.” This MD&A contains forward-looking statements, including statements with respect to the retail tax structure reform and the potential effects thereof, our growth plans, future capital resources to fund our operations and anticipated capital expenditures, share repurchases, our ability to pay dividends and the impact of new accounting pronouncements not yet adopted. See “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for information regarding forward-looking statements.

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China, with over 7,600 restaurants as of May 31, 2017. Our growing restaurant base consists of China’s leading restaurant brands, including KFC, Pizza Hut Casual Dining, Pizza Hut Home Service, East Dawning, Little Sheep and Taco Bell. Following our separation from YUM, we have had the exclusive right to operate and sub-license the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Taiwan and Macau (the “PRC” or “China”), and we own the East Dawning and Little Sheep marks outright. We were the first major global restaurant brand when we entered China in 1987 and we have developed deep operating experience in the market. We have since grown to become one of China’s largest restaurant developers with locations in over 1,100 cities as of May 31, 2017 and opening an average of approximately two new restaurants per day over the past five years.

KFC is the leading Quick-Service Restaurant (“QSR”) brand in the PRC in terms of system sales and number of restaurants. As of May 31, 2017, KFC operated over 5,300 restaurants in over 1,100 cities across China.  Measured by number of restaurants, we believe KFC has a two-to-one lead over the nearest Western QSR competitor in China and KFC has continued to grow in both large and small cities. Similarly, Pizza Hut Casual Dining is the leading Casual Dining Restaurant (“CDR”) brand in China as measured by system sales and number of restaurants. We believe Pizza Hut Casual Dining, has an approximately six-to-one lead in terms of number of restaurants over its nearest Western CDR competitor in China. Pizza Hut Home Service is the leading delivery concept in China. As of May 31, 2017, Pizza Hut Casual Dining and Pizza Hut Home Service combined (“Pizza Hut”) operated over 2,100 restaurants in over 400 cities.

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

Basis of Presentation

The financial statements presented in this Form 10-Q represent (i) for periods prior to October 31, 2016, the Condensed Combined Financial Statements of YUM’s China businesses and operations when Yum China was a wholly-owned subsidiary of YUM and (ii) for periods subsequent to October 31, 2016, the Condensed Consolidated Financial Statements of the Company as a separate publicly traded company following its separation from YUM. Throughout this Form 10-Q, when we refer to the “financial statements,” we are referring to the “Condensed Consolidated and Combined Financial Statements,” unless the context indicates otherwise.

The Condensed Combined Financial Statements have been prepared on a standalone basis and are derived from YUM’s consolidated financial statements and underlying accounting records. Transactions between the Company and YUM that were not cash settled were considered to be effectively settled at the time the transactions were recorded. The Condensed Combined Financial Statements include all revenues, costs, assets and liabilities directly attributable to the Company either through specific identification or allocation. The Condensed Combined Statements of Income include allocations for certain of YUM’s Corporate functions that provided a direct benefit to the Company. These costs have been allocated based on Company system sales relative to YUM’s global system sales. All allocated costs have been deemed to have been paid to YUM in the period in which the costs were recorded. The Company considers the cost allocation methodology and results thereof for the periods prior to October 31, 2016 to be reasonable. However, the allocations may not be indicative of the actual expense that the Company would have experienced had the Company operated as an independent publicly traded company for the periods prior to October 31, 2016. Upon the separation from YUM, Parent Company Investment was adjusted as a result of settlement of certain assets and liabilities with YUM and formed Yum China’s common stock and additional paid-in capital.

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

•

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides non-GAAP measures which present Operating Profit before Special Items, Diluted Earnings Per Common Share before Special Items, Effective tax rate before Special Items and Adjusted EBITDA, which we define as net income including noncontrolling interests adjusted for income tax, interest income, depreciation, amortization and other items, including store impairment charges. Special Items consist of provision for losses associated with the sale of the aircraft and impact of the redemption of the Little Sheep noncontrolling interest which are described in (a), (b) and (c) in the accompanying notes. The Company excludes impact from Special Items for the purpose of evaluating performance internally. Special Items are not included in any of our segment results. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of these non-GAAP measures provides additional information to investors to facilitate the comparison of past and present results, excluding those items that we do not believe are indicative of our ongoing operations due to their nature.

All Note references in this MD&A refer to the Notes to the Condensed Consolidated and Combined Financial Statements. Tabular amounts are displayed in millions of U.S. dollars except percentages and per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding. References to quarters are references to the Company’s fiscal quarters. The Company’s second fiscal quarter of 2017 and 2016 consist of the three months ended May 31, 2017 and 2016, respectively. The Company’s 2017 and 2016 year to date periods discussed in this MD&A consist of the first five months of 2017 and 2016, respectively.

Quarters and years to date ended May 31, 2017 and May 31, 2016

Results of Operations

Summary

During the second quarter of 2017, we integrated the businesses of Pizza Hut Casual Dining and Pizza Hut Home Service and began reporting them together as the Pizza Hut reportable segment. As a result, the Company has two reportable segments: KFC, which remains unchanged, and Pizza Hut. Our remaining operating segments, including the operations of East Dawning, Little Sheep, Taco Bell and Daojia (as defined below), are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. Segment financial information for prior periods has been recast to align with this change in segment reporting.

Quarterly highlights:
% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit
KFC	+8	+4	+5	+41
Pizza Hut	+7	—	+9	+157
All Other Segments	(31)	(4)	+2	(5)
Total	+7	+3	+6	+64

Year to date highlights:
% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit
KFC	+6	+3	+5	+20
Pizza Hut	+8	+1	+9	+95
All Other Segments	(36)	(9)	+2	+105
Total	+6	+2	+6	+34

(a)	System Sales and Same-Store Sales percentages as shown in tables exclude the impact of F/X.

As of May 31, 2017, the Company operated over 7,600 units, predominately KFC and Pizza Hut restaurants, which are the leading quick service and casual dining restaurant brands, respectively, in mainland China. Given our strong competitive position, a growing economy and a population of approximately 1.4 billion in mainland China, the Company has rapidly added KFC, Pizza Hut Casual Dining and Pizza Hut Home Service restaurants.

As compared to the second quarter of 2016, Company sales in the second quarter of 2017 were flat and increased 6%, if excluding the impact of F/X. The increase in Company sales during the quarter, excluding the impact of F/X, was driven by net new unit growth and same-store sales growth. The increase in Restaurant profit was primarily due to the impact of the retail tax structure reform implemented on May 1, 2016 and also driven by same-store sales leverage, partially offset by wage inflation and commodity inflation. The benefit from the retail tax structure reform was most impactful on food and paper costs, although other items such as utility cost and rental expense also benefited from it.

The Consolidated and Combined Results of Operations for the quarters and year to date ended May 31, 2017 and 2016 are presented below:

	Quarter ended		% B/(W) (a)		Year to date ended		% B/(W) (a)
	5/31/2017	5/31/2016	Reported		5/31/2017	5/31/2016	Reported
Company sales	$1,563	$1,558	—		$2,820	$2,836	(1)
Franchise fees and income	31	30	6		58	55	6
Total revenues	$1,594	$1,588	—		$2,878	$2,891	—
Restaurant profit	$239	$196	21		$528	$442	19
Restaurant Margin %	15.3%	12.6%	2.7	ppts.	18.7%	15.6%	3.1	ppts.
Operating Profit	$143	$87	64		$397	$296	34
Interest income, net	5	2	66		7	4	59
Income tax provision	(35)	(16)	NM		(111)	(78)	(40)
Net Income - including noncontrolling interests	113	73	55		293	222	32
Net Income (loss) - noncontrolling interests	6	(4)	NM		11	—	NM
Net Income - Yum China Holdings, Inc.	$107	$77	39		$282	$222	27
Diluted Earnings Per Share	$0.27	$0.21	29		$0.71	$0.61	16
Effective tax rate	22.9%	18.6%			27.4%	26.2%
Operating Profit before Special Items	$143	$88			$397	$297
Diluted Earnings Per Common Share before Special Items	$0.27	$0.19			$0.71	$0.59
Effective tax rate before Special Items	22.9%	18.6%			27.4%	26.2%
Adjusted EBITDA	$259	$226			$579	$505

(a)	Represents period-over-period change in percentage. NM refers to changes over 100%, from negative to positive amounts or from zero to an amount.

Performance Metrics

	Quarter ended		Year to date ended
	5/31/2017	5/31/2016	5/31/2017	5/31/2016
System Sales Growth (Decline)	1%	(1)%	—%	2%
System Sales Growth, excluding F/X	7%	3%	6%	7%
Same-store Sales Growth	3%	—%	2%	2%

Unit Count	5/31/2017	5/31/2016	% Increase
Company-owned	6,103	5,800	5
Unconsolidated affiliates	854	811	5
Franchisees	728	635	15
	7,685	7,246	6

Special Items

Special Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Quarter ended		Year to date ended
Detail of Special Items	5/31/2017	5/31/2016	5/31/2017	5/31/2016
Provision for loss associated with sale of aircraft(a)	$—	$(1)	$—	$(1)
Special Items Expense - Operating Profit	—	(1)	—	(1)
Special Items Expense, net of tax of nil - including noncontrolling interests	—	(1)	—	(1)
Special Items Expense, net of tax of nil - noncontrolling interests(b)	—	(8)	—	(8)
Special Items Income, net of tax of nil - Yum China Holdings, Inc.	$—	$7	$—	$7
Weighted average diluted shares outstanding	397,326,233	363,758,219	396,679,703	363,758,219
Special Items Diluted Earnings Per Common Share	$—	$0.02	$—	$0.02
Reconciliation of Reported Operating Profit to Operating Profit Before Special Items
Reported Operating Profit	$143	$87	$397	$296
Special Items Expense - Operating Profit	—	(1)	—	(1)
Operating Profit before Special Items	$143	$88	$397	$297
Reconciliation of Reported EPS to EPS Before Special Items
Reported Diluted Earnings Per Common Share	$0.27	$0.21	$0.71	$0.61
Special Items Diluted Earnings Per Common Share	—	0.02	—	0.02
Diluted Earnings Per Common Share before Special Items	$0.27	$0.19	$0.71	$0.59
Reconciliation of Reported Effective Tax Rate to Effective Tax Rate Before Special Items
Reported effective tax rate (See Note 11)	22.9%	18.6%	27.4%	26.2%
Effective tax rate before Special Items(c)	22.9%	18.6%	27.4%	26.2%

(a)	During the quarter ended May 31, 2016, we recognized a loss of $1 million associated with the sale of the aircraft.
(b)

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

(c)	Impact on effective tax rate as a result of Special Items was nil.

Adjusted EBITDA

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter ended		Year to date ended
Reconciliation of Net Income to Adjusted EBITDA	5/31/2017	5/31/2016	5/31/2017	5/31/2016
Net Income (loss) — noncontrolling interests	$6	$(4)	$11	$—
Net Income — Yum China Holdings, Inc.	107	77	282	222
Income tax provision	35	16	111	78
Interest income, net	(5)	(2)	(7)	(4)
Operating Profit	143	87	397	296
Depreciation and amortization	96	103	160	171
Store impairment charges (See Note 6)	20	35	22	37
Special Items Expense – Operating profit	—	1	—	1
Adjusted EBITDA	$259	$226	$579	$505

Segment Results

KFC

	Quarter ended						Year to date ended
			% B/(W)						% B/(W)
	5/31/2017	5/31/2016	Reported		Ex F/X		5/31/2017	5/31/2016	Reported		Ex F/X
Company sales	$1,087	$1,078	1		7		$1,957	$1,975	(1)		4
Franchise fees and income	29	29	4		11		55	53	4		9
Total revenues	$1,116	$1,107	1		7		$2,012	$2,028	(1)		5

Restaurant profit	$174	$148	17		24		$379	$339	12		18
Restaurant margin %	16.0%	13.8%	2.2	ppts.	2.2	ppts.	19.4%	17.2%	2.2	ppts.	2.2	ppts.

G&A expenses	$39	$38	(3)		(10)		$64	$62	(5)		(10)
Closure and impairment expenses, net	$8	$21	65		63		$9	$21	61		59
Other income, net	$(12)	$(8)	36		44		$(27)	$(22)	21		28
Operating Profit	$154	$109	41		48		$361	$300	20		26

	Quarter ended		Year to date ended
	5/31/2017	5/31/2016	5/31/2017	5/31/2016
System Sales Growth	2%	1%	—%	5%
System Sales Growth, excluding F/X	8%	5%	6%	10%
Same-Store Sales Growth	4%	3%	3%	7%

Unit Count	5/31/2017	5/31/2016	% Increase
Company-owned	3,978	3,815	4
Unconsolidated affiliates	854	811	5
Franchisees	469	413	14
	5,301	5,039	5

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income (Expense)	5/31/2016	Store Portfolio Actions	Other	F/X	5/31/2017
Company sales	$1,078	$33	$40	$(64)	$1,087
Cost of sales	(330)	(10)	(9)	19	(330)
Cost of labor	(223)	(7)	(20)	14	(236)
Occupancy and other	(377)	(8)	18	20	(347)
Restaurant profit	$148	$8	$29	$(11)	$174

	Year to date ended
Income (Expense)	5/31/2016	Store Portfolio Actions	Other	F/X	5/31/2017
Company sales	$1,975	$50	$40	$(108)	$1,957
Cost of sales	(605)	(14)	6	32	(581)
Cost of labor	(382)	(11)	(32)	22	(403)
Occupancy and other	(649)	(12)	35	32	(594)
Restaurant profit	$339	$13	$49	$(22)	$379

The increases in Company sales and Restaurant profit associated with store portfolio actions for the quarter was driven by net new unit growth. Significant other factors impacting Company sales and Restaurant profit were the Company same-store sales growth of 4% and favorable impact from retail tax structure reform (primarily in cost of sales), partially offset by higher labor costs including wage inflation of 8%, promotion impact and commodity inflation of 4%.

The year to date increases in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth. Significant other factors impacting Company sales and Restaurant profit were the Company same-store sales growth of 3% and the favorable impact from retail tax structure reform (primarily in cost of sales), partially offset by higher labor costs including wage inflation of 8%, commodity inflation of 5% and promotion impact.

Franchise Fees and Income

The quarter and year to date increases in Franchise fees and income, excluding the impact of F/X, was primarily driven by the impact of refranchising and net new unit growth.

G&A Expenses

The quarter and year to date increases in G&A expenses, excluding the impact of F/X, was primarily driven by higher compensation costs due to wage inflation.

Operating Profit

The increase in Operating Profit for the quarter, excluding the impact of F/X, was primarily driven by same-store sales growth, net new unit growth, lower restaurant operating costs including the favorable impact of the retail tax structure reform and lower closure and impairment expenses, partially offset by higher G&A expenses.

The year to date increase in Operating Profit, excluding the impact of F/X, was primarily driven by same-store sales growth, net new unit growth, lower restaurant operating costs including the favorable impact of the retail tax structure reform and lower closure and impairment expenses, partially offset by higher G&A expenses. In addition, the leap year in 2016 added an extra day in February resulting in incremental Operating Profit of $4 million.

Pizza Hut

	Quarter ended						Year to date ended
			% B/(W)						% B/(W)
	5/31/2017	5/31/2016	Reported		Ex F/X		5/31/2017	5/31/2016	Reported		Ex F/X
Company sales	$467	$465	1		6		$846	$832	2		7
Franchise fees and income	1	1	23		30		1	1	27		34
Total revenues	$468	$466	1		6		$847	$833	2		7

Restaurant profit	$65	$48	33		42		$148	$102	44		51
Restaurant margin %	13.9%	10.4%	3.5	ppts.	3.5	ppts.	17.5%	12.4%	5.1	ppts.	5.0	ppts.

G&A expenses	$26	$26	2		(4)		$43	$43	2		(4)
Closure and impairment expenses, net	$9	$11	21		17		$8	$10	21		17
Operating Profit	$30	$12	157		174		$97	$50	95		105

	Quarter ended		Year to date ended
	5/31/2017	5/31/2016	5/31/2017	5/31/2016
System Sales Growth (Decline)	1%	(5)%	2%	(5)%
System Sales Growth (Decline), excluding F/X	7%	(1)%	8%	—%
Same-Store Sales Growth (Decline)	—%	(10)%	1%	(11)%

Unit Count	5/31/2017	5/31/2016	% Increase
Company-owned	2,094	1,932	8
Franchisees	28	17	65
	2,122	1,949	9

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income (Expense)	5/31/2016	Store Portfolio Actions	Other	F/X	5/31/2017
Company sales	$465	$30	$—	$(28)	$467
Cost of sales	(127)	(8)	7	8	(120)
Cost of labor	(115)	(9)	(2)	7	(119)
Occupancy and other	(175)	(10)	13	9	(163)
Restaurant profit	$48	$3	$18	$(4)	$65

	Year to date ended
Income (Expense)	5/31/2016	Store Portfolio Actions	Other	F/X	5/31/2017
Company sales	$832	$56	$4	$(46)	$846
Cost of sales	(232)	(13)	21	12	(212)
Cost of labor	(197)	(15)	(6)	11	(207)
Occupancy and other	(301)	(16)	23	15	(279)
Restaurant profit	$102	$12	$42	$(8)	$148

The increases in Company sales and Restaurant profit associated with store portfolio actions for the quarter was primarily driven by net new unit growth. Significant other factors impacting Company sales and Restaurant profit were the favorable impact from retail tax structure reform (primarily in cost of sales), partially offset by higher labor costs including wage inflation of 6% and commodity inflation of 2%.

The year to date increases in Company sales and Restaurant profit associated with store portfolio actions was primarily driven by net new unit growth. Significant other factors impacting Company sales and Restaurant profit were the favorable impact from retail tax structure reform (primarily in cost of sales) and Company same-store sales growth of 1%, partially offset by higher labor costs including wage inflation of 6% and commodity inflation of 1%.

G&A Expenses

The quarter and year to date increases in G&A expenses, excluding the impact of F/X, was primarily driven by higher compensation costs due to wage inflation and increased headcounts.

Operating Profit

The increase in Operating Profit for the quarter, excluding the impact of F/X, was primarily driven by lower restaurant operating costs including the favorable impact of the retail tax structure reform and net new unit growth.

The year to date increase in Operating Profit, excluding the impact of F/X, was primarily driven by lower restaurant operating costs including the favorable impact of the retail tax structure reform, net new unit growth and same-store sales growth.

All Other Segments

All Other Segments includes East Dawning, Little Sheep, Taco Bell and Daojia.

	Quarter ended						Year to date ended
			% B/(W)						% B/(W)
	5/31/2017	5/31/2016	Reported		Ex F/X		5/31/2017	5/31/2016	Reported		Ex F/X
Company sales	$9	$15	(35)		(31)		$17	$29	(39)		(36)
Franchise fees and income	1	—	39		48		2	1	57		67
Total revenues	$10	$15	(30)		(26)		$19	$30	(34)		(30)

Restaurant (loss) profit	—	—	84		83		$1	$1	195		217
Restaurant margin %	(2.3)%	(9.3)%	7.0	ppts.	7.0	ppts.	4.0%	0.8%	3.2	ppts.	3.2	ppts.

G&A expenses	$2	$3	—		(6)		$4	$4	(5)		(9)
Operating Loss	$(2)	$(2)	(5)		(11)		$—	$(1)	105		111

The decrease in Company sales for the quarter, excluding the impact of F/X, was primarily driven by unit closures and refranchising.

The year to date decrease in Company sales, excluding the impact of F/X, was primarily driven by unit closures and refranchising and same-store sales decline of 9%.

Corporate & Unallocated

	Quarter ended			Year to date ended
Income (Expense)	5/31/2017	5/31/2016	% B/(W)	5/31/2017	5/31/2016	% B/(W)
Corporate G&A expenses	$(40)	$(37)	(8)	$(63)	$(61)	(2)
Refranchising gain, net (See Note 6)	1	1	(73)	2	4	(67)
Other unallocated	—	4		—	4
Interest income, net	5	2	66	7	4	59
Income tax provision (See Note 11)	(35)	(16)	NM	(111)	(78)	(40)
Effective tax rate (See Note 11)	22.9%	18.6%	(4.3)%	27.4%	26.2%	(1.2)%

Corporate G&A Expenses

The quarter and year to date increases in G&A expenses, excluding the impact of F/X, resulted from increased share-based compensation expenses, higher compensation costs and the expenses associated with becoming an independent publicly traded company, partially offset by government incentive received.

Interest Income, Net

The quarter and year to date increases in interest income, net was driven by higher returns on larger balances of short-term investments and time deposits.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%. To the extent those earnings are not deemed permanently reinvested in China, we are required to record U.S. tax on those earnings, net of a credit for the foreign taxes paid in China. Our effective tax rate was 22.9% and 18.6% for the quarters ended May 31, 2017 and 2016, respectively, and 27.4% and 26.2% for the year to date ended May 31, 2017 and 2016, respectively. The higher effective tax rate for the second quarter of 2017 was primarily due to higher costs of repatriating current year foreign earnings.

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

As of May 31, 2017, an input VAT credit asset of $111 million and payable of $0.1 million were recorded in Other assets and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against net VAT payables more than one year from May 31, 2017. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the Company expected to use the credit within one year.

We have been benefiting a positive financial impact from the retail tax structure reform since it was implemented on May 1, 2016. However, the amount of our expected benefit from this VAT regime depends on a number of factors, some of which are outside of our control. The VAT reform is still at an early stage of implementation and the interpretation and application of the new VAT regime may not be immediately clear or settled at some local governmental levels. In addition, the timetable for enacting the prevailing VAT regulations into national VAT law, including ultimate enacted VAT rates, is not clear. As a result, for the foreseeable future, the benefit of this significant and complex VAT reform has the potential to fluctuate from quarter to quarter.

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

Consolidated and Combined Cash Flows

Our cash flows for the year to date ended May 31, 2017 and 2016 were as follows:

Net cash provided by operating activities was $473 million in 2017 as compared to $423 million in 2016. The increase was primarily driven by higher Net Income and timing of payments for inventory, partially offset by increased compensation and benefits payments.

Net cash used in investing activities was $432 million in 2017 as compared to $214 million in 2016. The increase was primarily driven by purchases of short-term investments.

Net cash used in financing activities of $43 million in 2017 was mainly related to share repurchases and net cash used in financing activities of $119 million in 2016 represented changes in net investment by Parent.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores and from our franchise operations and dividend payments from our unconsolidated affiliates. Prior to October 31, 2016, excess cash was historically repatriated to YUM through intercompany loans or dividends.

Our ability to fund our future operations and capital needs will depend on our ongoing ability to generate cash from operations. We believe our principal uses of cash in the future will be primarily to fund our operations, capital expenditures and any distributions to our stockholders or share repurchases we may make. We believe that our future cash from operations, together with our access to funds on hand and the capital markets, will provide adequate resources to fund these uses of cash and that our existing cash and net cash from operations will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months.

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

Dividends and Share Repurchases

On February 7, 2017, we announced that our board of directors authorized a $300 million share repurchase program. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. As of May 31, 2017, the Company has repurchased $39 million or 1,072,602 shares of common stock under the repurchase program.

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

Borrowing Capacity

As of May 31, 2017, the Company had credit facilities of RMB2,300 million (approximately $330 million) in the aggregate.

The credit facilities have terms ranging from 1 to 3 years. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China and contains financial covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Interest on any outstanding borrowings is due at least monthly. As of May 31, 2017, the full amount of borrowings was available to us under each facility.

Off-Balance Sheet Arrangements

See the Guarantees section of Note 13 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

See Note 2 for details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard. ASU 2014-09 is now effective for the Company in our first quarter of fiscal 2018 with early adoption permitted in the first quarter of 2017. The standard allows for either a full retrospective or modified retrospective transition method. In March and April 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. We do not believe these standards will impact our recognition of revenue from Company-owned restaurants or our recognition of continuing fees from franchisees, which are based on a percentage of franchise sales. However, the initial fees from franchisees, which are currently recognized as revenue when we have performed substantially all initial services required by the franchise agreement, generally upon the opening of a store, will be recognized over the term of the franchise agreement because the franchise rights will be accounted for as rights to access our symbolic intellectual property. We recognized $2 million and $3 million of initial fees, including renewal fees, as revenue for the quarter and year to date ended May 31, 2017, respectively. We are evaluating whether the standards will have an impact on transactions currently not included in our revenues such as franchisee contributions to and subsequent expenditures from advertising programs. We act as an agent in regard to these franchisee contributions and expenditures and as such we do not currently include them in our statements of income or cash flows. We are evaluating whether the new standards will impact the principal/agent determinations in these arrangements. If we determine we are the principal in these arrangements we would include contributions to and expenditures from these advertising programs within our statements of income and cash flows. While any such change has the potential to materially impact our gross amount of reported revenues and expenses, such impact would largely be offsetting and we would not expect there to be a significant impact on our reported Net Income. In addition, we are continuing to evaluate the impact the adoption of these standards will have on the recognition and presentation of other revenue transactions with unconsolidated affiliates and franchisees.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the Company in our first quarter of fiscal 2019 with early adoption permitted. The standard must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We expect that this standard will have a material effect on our financial statements. While we are continuing to assess the effect of adoption, we currently believe the most significant changes relate to the recognition of right-of-use assets and lease liabilities on our balance sheet for operating leases of the land and/or building of our restaurants and office space. At May 31, 2017, we operated more than 6,100 restaurants, leasing the underlying land and/or building, with our commitments expiring within 20 years from the inception of the lease. The amount of our future minimum lease payments under operating leases was approximately $3 billion as of May 31, 2017. We anticipate continuing to add more restaurants and increase our leasing activity between now and adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (ASU 2016-13): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company in the first quarter of 2020, with early adoption permitted beginning in the first quarter of 2019. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (ASU 2016-15), which provides clarification regarding how certain cash receipts and cash payment are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of 2018 using a retrospective transition method, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The guidance will require a modified retrospective application with a cumulative adjustment to opening retained earnings at the beginning of the first quarter of 2018, but permits adoption at the beginning of an earlier annual period. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09), which clarifies that modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the changes in terms or conditions. ASU 2017-09 is effective for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2018, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

•

Risks related to the separation and related transactions, such as (a) not achieving all of the anticipated benefits, (b) incurring significant tax liabilities if the distribution does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes and the Company could be required to indemnify YUM for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement, (c) being obligated to indemnify YUM for material taxes and related amounts pursuant to indemnification obligations under the tax matters agreement if YUM is subject to Chinese indirect transfer tax with respect to the distribution, (d) limitations on our ability to engage in strategic transactions as a result of the separation, (e) our inability to satisfy financial reporting and other requirements to which we are subject as an independent publicly traded company, (f) limited experience of our management in managing a public company, (g) inability to access capital markets on acceptable terms, (h) increased administrative and other costs incurred by virtue of our status as an independent public company, (i) limitations on our ability to compete with YUM and other restrictions on our operations contained in the master license agreement, (j) failure by YUM to perform its obligations under the transaction agreements that we entered into with it as part of the separation, (k) potential indemnification liabilities owing to YUM pursuant to the separation and distribution agreement and there being no assurance that the indemnity provided by YUM with respect to certain liabilities in connection with the separation will be sufficient to insure us against the full amount of such liabilities, (l) the possibility that a court would require that we assume responsibility for obligations allocated to YUM under the separation and distribution agreement, (m) potential liabilities due to fraudulent transfer considerations and (n) actual or potential conflicts of interest of certain of our executive officers and directors because of their previous positions at YUM; and

•

Risks related to the acquisition of Daojia, including that (a) the PRC government may determine that the variable interest entity structure of Daojia does not comply with PRC laws on foreign investment in restricted industries, (b) the integration of Daojia may require significant time, attention and resources, potentially diverting attention from the conduct of our core businesses, and (c) the expected synergies from the acquisition may not be realized.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended May 31, 2017, the Company’s Operating Profit would have decreased approximately $15 million if the RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report.  Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Interim Chief Financial Officer (the “Interim CFO”), the Company’s management, including the CEO and Interim CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended May 31, 2017.

PART II – Other Information

Item 1.	Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 13 to the Company’s Condensed Consolidated and Combined Financial Statements set forth in Part I of this report.

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

On February 7, 2017, we announced that our board of directors authorized a $300 million share repurchase program. This authorization does not have an expiration date. The following table provides information as of May 31, 2017 with respect to shares of common stock repurchased by the Company under this authorization during the quarter then ended:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (millions)
3/1/2017-3/31/2017	—	$—	—	$—
4/1/2017-4/30/2017	36,600	$33.06	36,600	$299
5/1/2017-5/31/2017	1,036,002	$36.39	1,036,002	$261
Total	1,072,602	$36.27	1,072,602	$261
Item 6.	Exhibits

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yum China Holdings, Inc.
(Registrant)

Date:	July 7, 2017	/s/ Jacky Lo
Interim Chief Financial Officer,
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