Form 10-Q
period 2017-08-31
Yum China Holdings, Inc.
filed 2017-10-06
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

The number of shares outstanding of the registrant’s common stock as of September 27, 2017 was 384,275,398 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated and Combined Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except for number of shares and per share data)

	Quarter ended		Year to date ended
Revenues	8/31/2017	8/31/2016	8/31/2017	8/31/2016
Company sales	$1,998	$1,848	$4,818	$4,684
Franchise fees and income	40	35	98	90
Total revenues	2,038	1,883	4,916	4,774
Costs and Expenses, Net
Company restaurants
Food and paper	575	514	1,373	1,361
Payroll and employee benefits	403	376	1,018	963
Occupancy and other operating expenses	622	602	1,501	1,562
Company restaurant expenses	1,600	1,492	3,892	3,886
General and administrative expenses	120	101	294	271
Franchise expenses	20	20	48	51
Closures and impairment expenses, net	3	5	20	36
Refranchising gain, net	—	(4)	(2)	(8)
Other income, net	(22)	(17)	(50)	(44)
Total costs and expenses, net	1,721	1,597	4,202	4,192
Operating Profit	317	286	714	582
Interest income, net	6	3	13	7
Income Before Income Taxes	323	289	727	589
Income tax provision	(102)	(87)	(213)	(165)
Net income – including noncontrolling interests	221	202	514	424
Net income – noncontrolling interests	10	10	21	10
Net Income – Yum China Holdings, Inc.	$211	$192	$493	$414
Weighted-average common shares outstanding:
Basic	385,836,842	363,758,219	387,028,586	363,758,219
Diluted	398,497,353	363,758,219	397,385,512	363,758,219
Basic Earnings Per Common Share	$0.55	$0.53	$1.28	$1.14
Diluted Earnings Per Common Share	$0.53	$0.53	$1.24	$1.14

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

Condensed Consolidated and Combined Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter ended		Year to date ended
	8/31/2017	8/31/2016	8/31/2017	8/31/2016

Net income - including noncontrolling interests	$221	$202	$514	$424
Other comprehensive income, net of tax of nil:
Foreign currency gains (losses) arising during the period	76	(28)	111	(57)
Comprehensive income - including noncontrolling interests	297	174	625	367
Comprehensive income - noncontrolling interests	12	8	24	9
Comprehensive Income - Yum China Holdings, Inc.	$285	$166	$601	$358

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Year to date ended
	8/31/2017	8/31/2016
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$514	$424
Depreciation and amortization	265	272
Closures and impairment expenses	20	36
Refranchising gain	(2)	(8)
Deferred income taxes	(3)	(26)
Equity income from investments in unconsolidated affiliates	(51)	(44)
Distributions of income received from unconsolidated affiliates	36	18
Share-based compensation expense	16	9
Changes in accounts receivable	(2)	(37)
Changes in inventories	35	(35)
Changes in prepaid expenses and other current assets	(7)	34
Changes in accounts payable and other current liabilities	132	149
Changes in income taxes payable	57	54
Other, net	(23)	(22)
Net Cash Provided by Operating Activities	987	824
Cash Flows – Investing Activities
Capital spending	(262)	(268)
Purchases of short-term investments	(318)	(53)
Maturities of short-term investments	312	53
Proceeds from refranchising of restaurants	3	19
Proceeds from disposal of aircraft	—	19
Acquisition of business, net of cash acquired	(25)	—
Other, net	(4)	(2)
Net Cash Used in Investing Activities	(294)	(232)
Cash Flows – Financing Activities
Net transfers to Parent	—	(243)
Payment of capital lease obligation	(2)	(3)
Repurchase of shares of common stock	(128)	—
Proceeds from exercise of stock options	5	—
Other, net	(17)	(3)
Net Cash Used in Financing Activities	(142)	(249)
Effect of Exchange Rates on Cash and Cash Equivalents	41	(18)
Net Increase in Cash and Cash Equivalents	592	325
Cash and Cash Equivalents - Beginning of Period	885	425
Cash and Cash Equivalents - End of Period	$1,477	$750

Supplemental Cash Flow Data
Cash paid for income tax	161	136

See accompanying Notes to Condensed Consolidated and Combined Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions, except for number of shares)

	8/31/2017	12/31/2016
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,477	$885
Short-term investments	91	79
Accounts receivable, net	81	74
Inventories, net	246	268
Prepaid expenses and other current assets	159	120
Total Current Assets	2,054	1,426
Property, plant and equipment, net	1,652	1,647
Goodwill	107	79
Intangible assets, net	104	88
Investments in unconsolidated affiliates	74	71
Other assets	301	254
Deferred income taxes	168	162
Total Assets	$4,460	$3,727
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,120	$971
Income taxes payable	92	33
Total Current Liabilities	1,212	1,004
Capital lease obligations	28	28
Other liabilities and deferred credits	274	252
Total Liabilities	1,514	1,284
Redeemable Noncontrolling Interest	5	—
Equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 388,196,025.42 shares and 383,344,835.42 shares issued at August 31, 2017 and December 31, 2016, respectively; 384,055,643 shares and 383,344,835.42 shares outstanding at August 31, 2017 and December 31, 2016, respectively	4	4
Treasury stock	(148)	(20)
Additional paid-in capital	2,373	2,352
Retained earnings	533	40
Accumulated other comprehensive income	109	1
Total Equity – Yum China Holdings, Inc.	2,871	2,377
Noncontrolling interests	70	66
Total Equity	2,941	2,443
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$4,460	$3,727

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

The Company owns, franchises or has an ownership in entities that own and operate restaurants under the KFC, Pizza Hut, East Dawning, Little Sheep and Taco Bell concepts (collectively, the “Concepts”). In connection with the separation of the Company from YUM, Yum! Restaurants Asia Pte. Ltd., a wholly-owned indirect subsidiary of YUM, and Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of Yum China, entered into a 50-year master license agreement with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew, for the exclusive right to use and sub-license the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China excluding Hong Kong, Taiwan and Macau (the “PRC” or “China”). In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. We own the East Dawning and Little Sheep intellectual property and pay no license fee related to these concepts.

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

During the quarter ended May 31, 2017, Pizza Hut Casual Dining and Pizza Hut Home Service were combined and reported together as the Pizza Hut reportable segment. As a result, the Company has two reportable segments: KFC, which remains unchanged, and Pizza Hut. Our remaining operating segments, including the operations of East Dawning, Little Sheep, Taco Bell and Daojia, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Segment financial information for prior periods has been recast to align with this change in segment reporting. There was no impact to the consolidated and combined financial statements of the Company as a result of this change.

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

We have prepared the Condensed Consolidated and Combined Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated and Combined Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of August 31, 2017, and the results of our operations and comprehensive income for the quarters and years to date ended August 31, 2017 and 2016, and cash flows for the years to date ended August 31, 2017 and 2016. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Consolidated and Combined Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 8, 2017.

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

•

The Company recorded an excess tax benefit of $0.2 million and $7.0 million within provision for income taxes for the quarter and year to date ended August 31, 2017, respectively, related to excess tax benefits on awards, on a prospective basis. Prior to adoption, the tax effect of share-based awards would have been recognized in additional paid-in capital.

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

Note 3 – Transactions with YUM

Prior to the separation, there existed a parent-subsidiary relationship between YUM and the Company. We had the following transactions with YUM for the quarter and year to date ended August 31, 2016:

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

Corporate expense allocations primarily relate to centralized corporate functions, including finance, accounting, treasury, tax, legal, internal audit and risk management functions. In addition, corporate expense allocations include, among other costs, IT maintenance, professional fees for legal services and expenses related to litigation, investigations or similar matters. Corporate allocations of $3 million and $9 million were allocated to the Company during the quarter and year to date ended August 31, 2016, respectively, and have been included in general and administrative (“G&A”) expenses in the Condensed Combined Statements of Income. All of the corporate allocations of costs are deemed to have been incurred and settled through Parent Company Investment in the Condensed Combined Balance Sheets in the period where the costs were recorded. Following the separation from YUM, we perform these functions using our own resources or purchased services.

License Fee

The Condensed Combined Statements of Income include license fees that were historically paid to YUM comprised of initial fees and continuing fees equal to 3% of our Company and franchise sales prior to October 31, 2016. Total license fees paid during the quarter and year to date ended August 31, 2016 are reflected in the table below:

	Quarter ended	Year to date ended
	8/31/2016	8/31/2016
Initial fees - Company	$3	$7
Initial fees - Franchise	—	1
Continuing Fees - Company	53	135
Continuing Fees - Franchise	13	35
Total	$69	$178

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

Note 4 – Earnings Per Common Share (“EPS”)

On October 31, 2016, YUM’s shareholders of record as of October 19, 2016 received one share of Yum China common stock for every one share of YUM common stock held as of the record date. For periods ended October 31, 2016 and prior, basic and diluted earnings per share were computed using the number of shares of Yum China common stock outstanding as of October 31, 2016, the date on which Yum China common stock was distributed to YUM’s shareholders. The same number of shares was used to calculate basic and diluted earnings per share for the quarter and year to date ended August 31, 2016 since there were no dilutive securities until after the separation.

The following table summarizes the components of basic and diluted earnings per share:

	Quarter ended		Year to date ended
	8/31/2017	8/31/2016	8/31/2017	8/31/2016
Net Income – Yum China Holdings, Inc.	$211	$192	$493	$414
Weighted-average common shares outstanding (for basic calculation) (a)	385,836,842	363,758,219	387,028,586	363,758,219
Effect of dilutive share-based employee compensation (a)	11,238,837	—	9,993,824	—
Effect of dilutive warrants(b)	1,421,674	—	363,102	—
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	398,497,353	363,758,219	397,385,512	363,758,219
Basic Earnings Per Share	$0.55	$0.53	$1.28	$1.14
Diluted Earnings Per Share	$0.53	$0.53	$1.24	$1.14
Employee stock options, stock appreciation rights and warrants excluded from the diluted EPS computation (c)	8,200,405	—	10,256,326	—

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

(b)

Pursuant to the investment agreements dated September 1, 2016, Yum China issued to strategic investors two tranches of warrants on January 9, 2017, with each tranche providing the right to purchase 8,200,405 shares of Yum China common stock, at an exercise price of $31.40 and $39.25 per share, respectively. The outstanding warrants are included in the computation of diluted EPS, if there is dilutive effect when the average market price of Yum China common stock for the period exceeds the exercise price of the warrants.

(c)

These outstanding employee stock options, stock appreciation rights and warrants were not included in the computation of diluted EPS because to do so would have been antidilutive for the quarters and years to date presented.

Note 5 – Equity

Changes in Equity and Redeemable Noncontrolling Interest

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2016	383,344,835.42	$4	$2,352	$40	$1	(784,686.42)	$(20)	$66	$2,443	$—
Net Income				493				21	514
Foreign currency translation gains					108			3	111
Comprehensive income									625	—
Dividends declared								(22)	(22)
Acquisition of Daojia								2	2	5
Repurchase of shares of common stock						(3,355,696.00)	(128)		(128)
Exercise and vesting of share-based awards	4,851,190.00	—	5						5
Share-based compensation			16						16
Balance at August 31, 2017	388,196,025.42	$4	$2,373	$533	$109	(4,140,382.42)	$(148)	$70	$2,941	$5

Share Repurchase Program

On February 7, 2017, we announced that our Board of Directors authorized a $300 million share repurchase program. Under this authorization, we repurchased shares of Yum China common stock during the year to date ended August 31, 2017 as indicated below.  All amounts exclude applicable transaction fees.

Shares Repurchased (thousands)	Dollar Value of Shares Repurchased	Remaining Dollar Value of Shares that may be Repurchased
3,355,696	$128	$172

Note 6 – Items Affecting Comparability of Net Income and Cash Flows

Refranchising Gain, net

The Refranchising gain, net by reportable segment and All Other Segments is presented below. We do not allocate such gains and losses to our segments for performance reporting purposes.

	Quarter ended		Year to date ended
	8/31/2017	8/31/2016	8/31/2017	8/31/2016
KFC	$—	$4	$1	$8
Pizza Hut	—	—	—	—
All Other Segments	—	—	1	—
Total Company	$—	$4	$2	$8

Store Closure and Impairment Activity

Store closure income and Store impairment charges by reportable segment and All Other Segments are presented below:

	Quarter ended				Year to date ended
	8/31/2017				8/31/2017
	Total Company	KFC	Pizza Hut	All Other Segments	Total Company	KFC	Pizza Hut	All Other Segments
Store closure income(a)	$3	$2	$1	$—	$8	$5	$3	$—
Store impairment charges	(6)	(3)	(2)	(1)	(28)	(15)	(12)	(1)
Closure and impairment expenses	$(3)	$(1)	$(1)	$(1)	$(20)	$(10)	$(9)	$(1)

	Quarter ended				Year to date ended
	8/31/2016				8/31/2016
	Total Company	KFC	Pizza Hut	All Other Segments	Total Company	KFC	Pizza Hut	All Other Segments
Store closure income(a)	$1	$1	$—	$—	$7	$5	$1	$1
Store impairment charges	(6)	(5)	(1)	—	(43)	(30)	(12)	(1)
Closure and impairment expenses	$(5)	$(4)	$(1)	$—	$(36)	$(25)	$(11)	$—

(a)

Store closure income include proceeds from forced store closures, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores. Remaining lease obligations for closed stores were not material at August 31, 2017 or December 31, 2016.

Note 7 – Other Income, net

	Quarter ended		Year to date ended
	8/31/2017	8/31/2016	8/31/2017	8/31/2016
Equity income from investments in unconsolidated affiliates	$21	$18	$51	$44
Foreign exchange gain and other	1	(1)	(1)	—
Other income, net	$22	$17	$50	$44

Note 8 – Supplemental Balance Sheet Information

Accounts Receivable, net	8/31/2017	12/31/2016
Accounts receivable, gross	$83	$76
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$81	$74

Prepaid Expenses and Other Current Assets	8/31/2017	12/31/2016
Prepaid rent	$42	$39
Other prepaid expenses and current assets(a)	117	81
Prepaid expenses and other current assets	$159	$120

(a)	Includes receivables of $17 million and $16 million due from payment processors or aggregators as of August 31, 2017 and December 31, 2016, respectively.

Property, Plant and Equipment	8/31/2017	12/31/2016
Buildings and improvements	$2,168	$2,029
Capital leases, primarily buildings	30	29
Machinery and equipment	1,139	1,081
Property, plant and equipment, gross	3,337	3,139
Accumulated depreciation and amortization	(1,685)	(1,492)
Property, plant and equipment, net	$1,652	$1,647

Accounts Payable and Other Current Liabilities	8/31/2017	12/31/2016
Accounts payable	$575	480
Accrued capital expenditures	92	132
Accrued compensation and benefits	204	191
Accrued taxes, other than income taxes	17	14
Dividends payable	5	—
Other current liabilities	227	154
Accounts payable and other current liabilities	$1,120	$971

Other Liabilities and Deferred Credits	8/31/2017	12/31/2016
Deferred escalating minimum rent	$161	$153
Other noncurrent liabilities and deferred credits	113	99
Other liabilities and deferred credits	$274	$252

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2016
Goodwill, gross	$461	$70	$9	$382
Accumulated impairment losses(a)	(382)	—	—	(382)
Goodwill, net	79	70	9	—
Goodwill acquired and allocated	23	5	9	9
Effect of currency translation adjustment	5	4	1	—
Balance as of August 31, 2017
Goodwill, gross	489	79	19	391
Accumulated impairment losses(a)	(382)	—	—	(382)
Goodwill, net	$107	$79	$19	$9

(a)	Accumulated impairment losses represent Little Sheep goodwill impairment.

Intangible assets, net as of August 31, 2017 and December 31, 2016 are as follows:

	8/31/2017			12/31/2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Reacquired franchise rights	$98	$(81)	$17	$93	$(71)	$22
Daojia platform	17	—	17	—	—	—
Customer-related assets	12	(5)	7	7	(4)	3
Other	19	(10)	9	19	(9)	10
	$146	$(96)	$50	$119	$(84)	$35
Indefinite-lived intangible assets
Little Sheep trademark	$54	$—	$54	$53	$—	$53

Total intangible assets	$200	$(96)	$104	$172	$(84)	$88

Amortization expense of definite-lived intangible assets was $4 million and $3 million for the quarters ended August 31, 2017 and 2016, respectively, and $9 million and $8 million for the years to date ended August 31, 2017 and 2016, respectively. As of August 31, 2017, expected amortization expense for the unamortized definite-lived intangible assets is approximately $5 million for the remainder of 2017, $16 million in 2018, $9 million in 2019, $4 million in 2020 and $4 million in 2021.

Note 10 – Fair Value Measurements

As of August 31, 2017, the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.

In addition, certain of the Company’s assets, such as property, plant and equipment, goodwill and intangible assets, are measured at fair value on a non-recurring basis, if determined to be impaired.

During the quarter and year to date ended August 31, 2017, we recorded restaurant-level impairment (Level 3) of $2 million and $20 million, respectively. During the quarter and year to date ended August 31, 2016, we recorded restaurant-level impairment (Level 3) of $2 million and $35 million, respectively. The remaining net book value of the assets measured at fair value as of August 31, 2017, subsequent to these impairments, was not significant.

During the quarter and year to date ended August 31, 2017, we recognized income of $3 million from the reversal of contingent consideration previously recorded for a business combination (Level 3), as the fair value of such contingent consideration is immaterial given the remote likelihood of the payment obligation.

Note 11 – Income Taxes

	Quarter ended		Year to date ended
	8/31/2017	8/31/2016	8/31/2017	8/31/2016
Income tax provision	$102	$87	$213	$165
Effective tax rate	31.7%	29.8%	29.3%	28.0%

Our effective tax rate is generally lower than the U.S. federal statutory rate of 35% due to the majority of our income being earned in China where the tax rate is lower than the U.S. rate. Our quarter and year to date effective tax rates for the period ended August 31, 2017 were higher than the prior year primarily due to higher costs of repatriating current year earnings into the U.S.

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

	Quarter ended		Year to date ended
Revenues	8/31/2017	8/31/2016	8/31/2017	8/31/2016
KFC	$1,423	$1,297	$3,435	$3,325
Pizza Hut	604	574	1,451	1,407
All Other Segments	11	12	30	42
Total	$2,038	$1,883	$4,916	$4,774

	Quarter ended		Year to date ended
Operating Profit	8/31/2017	8/31/2016	8/31/2017	8/31/2016
KFC(a)	$286	$238	$647	$538
Pizza Hut	80	82	177	132
All Other Segments	(8)	(5)	(8)	(6)
Unallocated and corporate expenses(b)	(45)	(35)	(108)	(96)
Unallocated Other income(b)	4	2	4	6
Unallocated Refranchising gain(b)	—	4	2	8
Operating Profit	$317	$286	$714	$582
Interest income, net(b)	6	3	13	7
Income Before Income Taxes	$323	$289	$727	$589

	Identifiable Assets
	8/31/2017	12/31/2016
KFC(c)	$1,469	$1,411
Pizza Hut	678	628
All Other Segments	141	160
Corporate(d)	2,172	1,528
	$4,460	$3,727

	Long-Lived Assets(e)
	8/31/2017	12/31/2016
KFC	$1,119	$1,099
Pizza Hut	593	553
All Other Segments	113	129
Corporate	38	33
	$1,863	$1,814

(a)

Includes equity income from investments in unconsolidated affiliates of $21 million and $18 million for the quarters ended August 31, 2017 and 2016, respectively, and $51 million and $44 million for the years to date ended August 31, 2017 and 2016, respectively.

(b)     Amounts have not been allocated to any segment for performance reporting purposes.

(c)	Includes investments in the unconsolidated affiliates totaling $74 million and $71 million for the quarter ended August 31, 2017 and for the year ended December 31, 2016, respectively.

(d)	Primarily includes cash and cash equivalents, short-term investments and inventories that are centrally managed.

(e)	Includes property, plant and equipment, net, goodwill, and intangible assets, net.

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

Guarantees

From time to time we have guaranteed certain lines of credit and loans of franchisees and unconsolidated affiliates. As of August 31, 2017, we have provided guarantees of approximately $2 million on behalf of franchisees and no guarantees were outstanding for unconsolidated affiliates. The maximum guarantee exposure is approximately $2 million.

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

Note 14 – Subsequent Events

Share Repurchase Program

On October 4, 2017, the Board of Directors increased Yum China’s existing share repurchase authorization from $300 million to an aggregate of $550 million.

Dividend

On October 4, 2017, the Board of Directors approved a regular quarterly cash dividend program, and declared an initial cash dividend of $0.10 per share on Yum China’s common stock, payable as of the close of business on December 21, 2017 to stockholders of record as of the close of business on November 30, 2017. Future dividends will be subject to review and approval by the Board of Directors.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China, with over 7,700 restaurants as of August 31, 2017. Our growing restaurant base consists of China’s leading restaurant brands and concepts, primarily KFC, Pizza Hut, East Dawning, Little Sheep and Taco Bell. Following our separation from YUM, we have had the exclusive right to operate and sub-license the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Taiwan and Macau (the “PRC” or “China”), and we own the East Dawning and Little Sheep marks outright. We were the first major global restaurant brand when we entered China in 1987 and we have developed deep operating experience in the market. We have since grown to become one of China’s largest restaurant developers with locations in over 1,100 cities as of August 31, 2017 and opening an average of approximately two new restaurants per day over the past five years.

KFC is the leading Quick-Service Restaurant (“QSR”) brand in the PRC in terms of system sales and number of restaurants. As of August 31, 2017, KFC operated over 5,300 restaurants in over 1,100 cities across China. Measured by number of restaurants, we believe KFC has a two-to-one lead over the nearest Western QSR competitor in China, and KFC has continued to grow in both large and small cities. During the second quarter of 2017, we integrated the business of Pizza Hut Casual Dining and Pizza Hut Home Service as Pizza Hut. After the integration, Pizza Hut continues to be the leading Casual Dining Restaurant (“CDR”) brand in China as measured by system sales and number of restaurants. We believe Pizza Hut has a five-to-one lead in terms of number of restaurants over its nearest Western CDR competitor in China. As of August 31, 2017, Pizza Hut operated over 2,100 restaurants in over 400 cities.

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

•

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides non-GAAP measures which present Operating Profit before Special Items, Diluted Earnings Per Common Share before Special Items, Effective tax rate before Special Items and Adjusted EBITDA, which we define as net income including noncontrolling interests adjusted for income tax, interest income, depreciation, amortization and other items, including store impairment charges. Special Items consist of reversal of loss associated with sale of aircraft, income from the reversal of contingent consideration previously recorded for a business combination and impact of the redemption of the Little Sheep noncontrolling interest which are described in (a), (b), (c) and (d) in the accompanying notes. The Company excludes impact from Special Items for the purpose of evaluating performance internally. Special Items are not included in any of our segment results. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of these non-GAAP measures provides additional information to investors to facilitate the comparison of past and present results, excluding those items that we do not believe are indicative of our ongoing operations due to their nature.

All Note references in this MD&A refer to the Notes to the Condensed Consolidated and Combined Financial Statements. Tabular amounts are displayed in millions of U.S. dollars except percentages and per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding. References to quarters are references to the Company’s fiscal quarters. The Company’s third fiscal quarter of 2017 and 2016 consist of the three months ended August 31, 2017 and 2016, respectively. The Company’s 2017 and 2016 year to date periods discussed in this MD&A consist of the first eight months of 2017 and 2016, respectively.

Quarters and years to date ended August 31, 2017 and August 31, 2016

Results of Operations

Summary

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of East Dawning, Little Sheep, Taco Bell and Daojia, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. Segment financial information for prior periods has been recast to align with this change in segment reporting.

Quarterly highlights:
% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit
KFC	+11	+7	+5	+20
Pizza Hut	+7	—	+8	—
All Other Segments	(37)	(5)	+3	NM
Total	+10	+6	+6	+11

Year to date highlights:
% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit
KFC	+8	+4	+5	+20
Pizza Hut	+7	+1	+8	+37
All Other Segments	(36)	(8)	+3	(81)
Total	+7	+4	+6	+23

(a)	System Sales and Same-Store Sales percentages as shown in tables exclude the impact of F/X.

As of August 31, 2017, the Company operated over 7,700 units, predominately KFC and Pizza Hut restaurants, which are the leading quick service and casual dining restaurant brands, respectively, in mainland China. Given our strong competitive position, a growing economy and a population of approximately 1.4 billion in mainland China, the Company has rapidly added KFC and Pizza Hut restaurants.

As compared to the third quarter of 2016, Company sales in the third quarter of 2017 increased 8% and 10%, if excluding the impact of F/X. The increase in Company sales during the quarter, excluding the impact of F/X, was driven by net unit growth and same-store sales growth. The increase in Restaurant profit for the quarter was driven by same-store sales leverage and labor efficiency, partially offset by wage inflation and promotion costs. The increase in Restaurant profit for the year to date ended August 31, 2017 was primarily due to the impact of the retail tax structure reform implemented on May 1, 2016 and also driven by sales leverage, partially offset by wage inflation and commodity inflation. The benefit from the retail tax structure reform was most impactful on food and paper costs, although other items such as utility cost and rental expense also benefited from it.

The Consolidated and Combined Results of Operations for the quarters and year to date ended August 31, 2017 and 2016 are presented below:

	Quarter ended		% B/(W) (a)		Year to date ended		% B/(W) (a)
	8/31/2017	8/31/2016	Reported		8/31/2017	8/31/2016	Reported
Company sales	$1,998	$1,848	8		$4,818	$4,684	3
Franchise fees and income	40	35	14		98	90	9
Total revenues	$2,038	$1,883	8		$4,916	$4,774	3
Restaurant profit	$399	$356	12		$927	$798	16
Restaurant Margin %	20.0%	19.2%	0.8	ppts.	19.3%	17.0%	2.3	ppts.
Operating Profit	$317	$286	11		$714	$582	23
Interest income, net	6	3	NM		13	7	77
Income tax provision	(102)	(87)	(19)		(213)	(165)	(29)
Net Income - including noncontrolling interests	221	202	9		514	424	21
Net Income - noncontrolling interests	10	10	6		21	10	NM
Net Income - Yum China Holdings, Inc.	$211	$192	9		$493	$414	19
Diluted Earnings Per Share	$0.53	$0.53	—		$1.24	$1.14	9
Effective tax rate	31.7%	29.8%			29.3%	28.0%
Operating Profit before Special Items	$314	$283			$711	$580
Diluted Earnings Per Common Share before Special Items	$0.52	$0.52			$1.23	$1.11
Effective tax rate before Special Items	32.0%	29.9%			29.4%	28.0%
Adjusted EBITDA	$425	$390			$1,004	$895

(a)	Represents period-over-period change in percentage. NM refers to changes over 100%, from negative to positive amounts or from zero to an amount.

Performance Metrics

	Quarter ended		Year to date ended
	8/31/2017	8/31/2016	8/31/2017	8/31/2016
System Sales Growth (Decline)	8%	(3)%	3%	—%
System Sales Growth, excluding F/X	10%	3%	7%	5%
Same-store Sales Growth (Decline)	6%	(1)%	4%	1%

Unit Count	8/31/2017	8/31/2016	% Increase
Company-owned	6,149	5,847	5
Unconsolidated affiliates	872	812	7
Franchisees	726	671	8
	7,747	7,330	6

Special Items

Special Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Quarter ended		Year to date ended
Detail of Special Items	8/31/2017	8/31/2016	8/31/2017	8/31/2016
Reversal of loss associated with sale of aircraft (a)	—	3	—	2
Income from the reversal of contingent consideration (b)	3	—	3	—
Special Items Income - Operating Profit	3	3	3	2
Tax Expenses on Special Items(c)	—	(1)	—	(1)
Special Items Income, net of tax - including noncontrolling interests	3	2	3	1
Special Items Expense, net of tax of nil - noncontrolling interests(d)	—	—	—	(8)
Special Items Income, net of tax - Yum China Holdings, Inc.	$3	$2	$3	$9
Weighted average diluted shares outstanding	398,497,353	363,758,219	397,385,512	363,758,219
Special Items Diluted Earnings Per Common Share	$0.01	$0.01	$0.01	$0.03
Reconciliation of Reported Operating Profit to Operating Profit Before Special Items
Reported Operating Profit	$317	$286	$714	$582
Special Items Income - Operating Profit	3	3	3	2
Operating Profit before Special Items	$314	$283	$711	$580
Reconciliation of Reported EPS to EPS Before Special Items
Reported Diluted Earnings Per Common Share	$0.53	$0.53	$1.24	$1.14
Special Items Diluted Earnings Per Common Share	0.01	0.01	0.01	0.03
Diluted Earnings Per Common Share before Special Items	$0.52	$0.52	$1.23	$1.11
Reconciliation of Reported Effective Tax Rate to Effective Tax Rate Before Special Items
Reported effective tax rate (See Note 11)	31.7%	29.8%	29.3%	28.0%
Impact on tax rate as a result of Special Items(c)	(0.3)%	(0.1)%	(0.1)%	(—)%
Effective tax rate before Special Items	32.0%	29.9%	29.4%	28.0%

(a)

During the quarter ended August 31, 2016, we completed the sale of a corporate aircraft and recorded the reversal of a portion of the loss previously recognized within Special Items in 2015 to reflect the final proceeds of the sale.

(b)

During the quarter ended August 31, 2017, we recognized income from the reversal of contingent consideration previously recorded for a business combination as the likelihood of making payment becomes remote.

(c)	The tax expense was determined based upon the nature as well as the jurisdiction of each Special Item at the applicable tax rate.
(d)

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

Adjusted EBITDA

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter ended		Year to date ended
Reconciliation of Net Income to Adjusted EBITDA	8/31/2017	8/31/2016	8/31/2017	8/31/2016
Net Income — noncontrolling interests	$10	$10	$21	$10
Net Income — Yum China Holdings, Inc.	211	192	493	414
Income tax provision	102	87	213	165
Interest income, net	(6)	(3)	(13)	(7)
Operating Profit	317	286	714	582
Depreciation and amortization	105	101	265	272
Store impairment charges (See Note 6)	6	6	28	43
Special Items Income – Operating profit	(3)	(3)	(3)	(2)
Adjusted EBITDA	$425	$390	$1,004	$895

Segment Results

KFC

	Quarter ended						Year to date ended
			% B/(W)						% B/(W)
	8/31/2017	8/31/2016	Reported		Ex F/X		8/31/2017	8/31/2016	Reported		Ex F/X
Company sales	$1,385	$1,263	10		11		$3,342	$3,238	3		7
Franchise fees and income	38	34	13		14		93	87	7		11
Total revenues	$1,423	$1,297	10		12		$3,435	$3,325	3		7

Restaurant profit	$292	$250	17		19		$671	$589	14		18
Restaurant margin %	21.1%	19.7%	1.4	ppts.	1.4	ppts.	20.1%	18.2%	1.9	ppts.	1.9	ppts.

G&A expenses	$42	$39	(7)		(9)		$106	$101	(6)		(10)
Closure and impairment expenses, net	$1	$4	40		38		$10	$25	58		56
Other income, net	$(18)	$(16)	14		16		$(45)	$(38)	18		23
Operating Profit	$286	$238	20		22		$647	$538	20		24

	Quarter ended		Year to date ended
	8/31/2017	8/31/2016	8/31/2017	8/31/2016
System Sales Growth (Decline)	10%	(4)%	4%	1%
System Sales Growth, excluding F/X	11%	2%	8%	7%
Same-Store Sales Growth (Decline)	7%	(1)%	4%	4%

Unit Count	8/31/2017	8/31/2016	% Increase
Company-owned	4,007	3,832	5
Unconsolidated affiliates	872	812	7
Franchisees	468	443	6
	5,347	5,087	5

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income (Expense)	8/31/2016	Store Portfolio Actions	Other	F/X	8/31/2017
Company sales	$1,263	$44	$99	$(21)	$1,385
Cost of sales	(365)	(13)	(36)	6	(408)
Cost of labor	(243)	(7)	(17)	4	(263)
Occupancy and other	(405)	(11)	(13)	7	(422)
Restaurant profit	$250	$13	$33	$(4)	$292

	Year to date ended
Income (Expense)	8/31/2016	Store Portfolio Actions	Other	F/X	8/31/2017
Company sales	$3,238	$94	$139	$(129)	$3,342
Cost of sales	(970)	(27)	(31)	39	(989)
Cost of labor	(625)	(18)	(49)	26	(666)
Occupancy and other	(1,054)	(23)	22	39	(1,016)
Restaurant profit	$589	$26	$81	$(25)	$671

The increases in Company sales and Restaurant profit associated with store portfolio actions for the quarter was driven by net unit growth. Significant other factors impacting Company sales and Restaurant profit were the Company same-store sales growth of 7%, partially offset by higher labor costs including wage inflation of 8% and promotion costs.

The year-to-date increases in Company sales and Restaurant profit associated with store portfolio actions was driven by net unit growth. Significant other factors impacting Company sales and Restaurant profit were the Company same-store sales growth of 4% and the favorable impact from retail tax structure reform (primarily in cost of sales), partially offset by higher labor costs including wage inflation of 8%, commodity inflation of 3% and promotion costs.

Franchise Fees and Income

The quarter and year-to-date increases in Franchise fees and income, excluding the impact of F/X, was primarily driven by the impact of refranchising and net unit growth.

G&A Expenses

The quarter and year-to-date increases in G&A expenses, excluding the impact of F/X, was primarily driven by higher compensation costs due to wage inflation.

Operating Profit

The increase in Operating Profit for the quarter, excluding the impact of F/X, was primarily driven by same-store sales growth and net unit growth, partially offset by higher restaurant operating costs and G&A expenses.

The year-to-date increase in Operating Profit, excluding the impact of F/X, was primarily driven by same-store sales growth, net unit growth and lower closure and impairment expenses, partially offset by higher G&A expenses and higher restaurant operating costs.

Pizza Hut

	Quarter ended						Year to date ended
			% B/(W)						% B/(W)
	8/31/2017	8/31/2016	Reported		Ex F/X		8/31/2017	8/31/2016	Reported		Ex F/X
Company sales	$603	$573	5		7		$1,449	$1,405	3		7
Franchise fees and income	1	1	37		40		2	2	31		36
Total revenues	$604	$574	5		7		$1,451	$1,407	3		7

Restaurant profit	$108	$108	1		2		$256	$210	22		26
Restaurant margin %	17.8%	18.7%	(0.9)	ppts.	(0.8)	ppts.	17.6%	14.9%	2.7	ppts.	2.7	ppts.

G&A expenses	$27	$25	(4)		(6)		$70	$68	(1)		(5)
Closure and impairment expenses, net	$1	$1	54		56		$9	$11	23		20
Operating Profit	$80	$82	—		2		$177	$132	37		42

	Quarter ended		Year to date ended
	8/31/2017	8/31/2016	8/31/2017	8/31/2016
System Sales Growth (Decline)	6%	1%	3%	(3)%
System Sales Growth, excluding F/X	7%	7%	7%	3%
Same-Store Sales Growth (Decline)	—%	(4)%	1%	(8)%

Unit Count	8/31/2017	8/31/2016	% Increase
Company-owned	2,114	1,973	7
Franchisees	29	20	45
	2,143	1,993	8

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income (Expense)	8/31/2016	Store Portfolio Actions	Other	F/X	8/31/2017
Company sales	$573	$38	$2	$(10)	$603
Cost of sales	(144)	(11)	(12)	3	(164)
Cost of labor	(129)	(8)	1	2	(134)
Occupancy and other	(192)	(10)	2	3	(197)
Restaurant profit	$108	$9	$(7)	$(2)	$108

	Year to date ended
Income (Expense)	8/31/2016	Store Portfolio Actions	Other	F/X	8/31/2017
Company sales	$1,405	$94	$6	$(56)	$1,449
Cost of sales	(376)	(24)	9	15	(376)
Cost of labor	(326)	(23)	(5)	13	(341)
Occupancy and other	(493)	(26)	25	18	(476)
Restaurant profit	$210	$21	$35	$(10)	$256

The increases in Company sales and Restaurant profit associated with store portfolio actions for the quarter was primarily driven by net unit growth. Company sales and Restaurant profit were negatively impacted by promotion costs and higher labor costs including wage inflation of 6%, partially offset by labor efficiency.

The year-to-date increases in Company sales and Restaurant profit associated with store portfolio actions was primarily driven by net unit growth. Significant other factors impacting Company sales and Restaurant profit were the favorable impact from retail tax structure reform (primarily in cost of sales), Company same-store sales growth of 1% and labor efficiency, partially offset by higher labor costs including wage inflation of 6% and commodity inflation of 1%.

G&A Expenses

The quarter and year-to-date increases in G&A expenses, excluding the impact of F/X, was primarily driven by higher compensation costs due to wage inflation and increased headcounts.

Operating Profit

The increase in Operating Profit for the quarter, excluding the impact of F/X, was primarily driven by net unit growth, partially offset by higher restaurant operating costs mainly attributable to promotion costs and wage inflation.

The year-to-date increase in Operating Profit, excluding the impact of F/X, was primarily driven by lower restaurant operating costs including the favorable impact of the retail tax structure reform, net unit growth and same-store sales growth.

All Other Segments

All Other Segments includes East Dawning, Little Sheep, Taco Bell and Daojia.

	Quarter ended						Year to date ended
			% B/(W)						% B/(W)
	8/31/2017	8/31/2016	Reported		Ex F/X		8/31/2017	8/31/2016	Reported		Ex F/X
Company sales	$10	$12	(23)		(22)		$27	$41	(34)		(31)
Franchise fees and income	1	—	86		93		3	1	65		74
Total revenues	$11	$12	(18)		(16)		$30	$42	(29)		(26)

Restaurant (loss) profit	(1)	(3)	88		87		$—	$(2)	NM		NM
Restaurant margin %	(1.5)%	(7.7)%	6.2	ppts.	6.1	ppts.	2.2%	(1.7)%	3.9	ppts.	4.0	ppts.

G&A expenses	$6	$2	NM		NM		$10	$6	(74)		(78)
Operating Loss	$(8)	$(5)	NM		NM		$(8)	$(6)	(81)		(77)

The decrease in Company sales for the quarter, excluding the impact of F/X, was primarily driven by unit closures and refranchising.

The year-to-date decrease in Company sales, excluding the impact of F/X, was primarily driven by unit closures, refranchising and same-store sales decline of 8%.

Corporate & Unallocated

	Quarter ended			Year to date ended
Income (Expense)	8/31/2017	8/31/2016	% B/(W)	8/31/2017	8/31/2016	% B/(W)
Corporate G&A expenses	$(45)	$(35)	(31)	$(108)	$(96)	(13)
Refranchising gain, net (See Note 6)	—	4	(87)	2	8	(74)
Other unallocated	4	2	NM	4	6	(23)
Interest income, net	6	3	NM	13	7	77
Income tax provision (See Note 11)	(102)	(87)	(19)	(213)	(165)	(29)
Effective tax rate (See Note 11)	31.7%	29.8%	(1.9)%	29.3%	28.0%	(1.3)%

Corporate G&A Expenses

The quarter and year-to-date increases in G&A expenses, excluding the impact of F/X, resulted from higher compensation costs partially attributable to hiring additional personnel to perform public company functions, as well as increased professional service fees.

Interest Income, Net

The quarter and year-to-date increases in interest income, net was driven by higher returns on larger balances of short-term investments and time deposits.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%. To the extent those earnings are not deemed permanently reinvested in China, we are required to record U.S. tax on those earnings, net of a credit for the foreign taxes paid in China. Our effective tax rate was 31.7% and 29.8% for the quarters ended August 31, 2017 and 2016, respectively, and 29.3% and 28.0% for the year to date ended August 31, 2017 and 2016, respectively. The higher effective tax rate for the quarter and year to date ended August 31, 2017 was primarily due to higher costs of repatriating current year earnings into the U.S.

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

As of August 31, 2017, an input VAT credit asset of $120 million and payable of $3 million were recorded in Other assets and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against net VAT payables more than one year from August 31, 2017. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the Company expected to use the credit within one year.

We have been benefiting from the retail tax structure reform since it was implemented on May 1, 2016. However, the amount of our expected benefit from this VAT regime depends on a number of factors, some of which are outside of our control. The VAT reform is still at an early stage of implementation and the interpretation and application of the new VAT regime may not be immediately clear or settled at some local governmental levels. In addition, the timetable for enacting the prevailing VAT regulations into national VAT law, including ultimate enacted VAT rates, is not clear. As a result, for the foreseeable future, the benefit of this significant and complex VAT reform has the potential to fluctuate from quarter to quarter.

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

Consolidated and Combined Cash Flows

Our cash flows for the year to date ended August 31, 2017 and 2016 were as follows:

Net cash provided by operating activities was $987 million in 2017 as compared to $824 million in 2016. The increase was primarily driven by higher Net Income and timing of payments for inventory.

Net cash used in investing activities was $294 million in 2017 as compared to $232 million in 2016. The increase was primarily driven by acquisition of Daojia in 2017, lapping cash proceeds generated from the sale of aircraft and the impact from refranchising, which reduced net cash used in 2016.

Net cash used in financing activities of $142 million in 2017 was mainly related to share repurchases of $128 million and net cash used in financing activities of $249 million in 2016 mainly represented changes in net investment by Parent.

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

Dividends and Share Repurchases

On February 7, 2017, we announced that our board of directors authorized a $300 million share repurchase program. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. As of August 31, 2017, the Company has repurchased $128 million or 3,355,696 shares of common stock under the repurchase program. On October 4, 2017, the Board of Directors increased Yum China’s existing share repurchase authorization from $300 million to an aggregate of $550 million.

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

On October 4, 2017, the Board of Directors approved a regular quarterly cash dividend program, and declared an initial cash dividend of $0.10 per share on Yum China’s common stock, payable as of the close of business on December 21, 2017 to stockholders of record as of the close of business on November 30, 2017. Future dividends will be subject to review and approval by the Board of Directors.

Borrowing Capacity

As of August 31, 2017, the Company had credit facilities of RMB2,300 million (approximately $350 million) in the aggregate.

The credit facilities have terms ranging from 1 to 3 years. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China and contains financial covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Interest on any outstanding borrowings is due at least monthly. As of August 31, 2017, the full amount of borrowings was available to us under each facility.

Off-Balance Sheet Arrangements

See the Guarantees section of Note 13 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

See Note 2 for details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard. ASU 2014-09 is now effective for the Company in our first quarter of fiscal 2018 with early adoption permitted in the first quarter of 2017. The standard allows for either a full retrospective or modified retrospective transition method. In March and April 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. We do not believe these standards will impact our recognition of revenue from Company-owned restaurants or our recognition of continuing fees from franchisees, which are based on a percentage of franchise sales. However, the initial fees from franchisees, which are currently recognized as revenue when we have performed substantially all initial services required by the franchise agreement, generally upon the opening of a store, will be recognized over the term of the franchise agreement because the franchise rights will be accounted for as rights to access our symbolic intellectual property. This will result in additional deferred revenue associated with the franchise right upon adoption of the new standard. We recognized $2 million and $5 million of initial fees, including renewal fees, as revenue for the quarter and year to date ended August 31, 2017, respectively. We are evaluating whether the standards will have an impact on transactions currently not included in our revenues such as franchisee contributions to and subsequent expenditures from advertising programs. We act as an agent in regard to these franchisee contributions and expenditures and as such we do not currently include them in our statements of income or cash flows. We are evaluating whether the new standards will impact the principal/agent determinations in these arrangements. If we determine we are the principal in these arrangements we would include contributions to and expenditures from these advertising programs within our Consolidated Statements of Income and Cash Flows. While any such change has the potential to materially impact our gross amount of reported revenues and expenses, such impact would largely be offsetting and we would not expect there to be a significant impact on our reported Net Income. In addition, we are continuing to evaluate the impact the adoption of these standards will have on the recognition and presentation of other revenue transactions with unconsolidated affiliates and franchisees. The new guidance also requires enhanced disclosures, including the identification of performance obligations and significant judgments in measurement and recognition.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the Company in our first quarter of fiscal 2019 with early adoption permitted. The standard must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We expect that this standard will have a material effect on our financial statements. While we are continuing to assess the effect of adoption, we currently believe the most significant changes relate to the recognition of right-of-use assets and lease liabilities on our balance sheet for operating leases of the land and/or building of our restaurants and office space. At August 31, 2017, we operated more than 6,100 restaurants, leasing the underlying land and/or building, with our commitments expiring within 20 years from the inception of the lease. The amount of our future minimum lease payments under operating leases was approximately $3 billion as of August 31, 2017. We anticipate continuing to add more restaurants and increase our leasing activity between now and adoption.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended August 31, 2017, the Company’s Operating Profit would have decreased approximately $29 million if the RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report.  Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), the Company’s management, including the CEO and the CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended August 31, 2017.

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

On February 7, 2017, we announced that our board of directors authorized a $300 million share repurchase program. This authorization does not have an expiration date. The following table provides information as of August 31, 2017 with respect to shares of common stock repurchased by the Company under this authorization:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (millions)
Cumulative through May 31, 2017	1,072,602	$36.27	1,072,602	$261

6/1/17-6/30/17	1,650,832	$39.98	1,650,832	$195
7/1/17-7/31/17	523,595	$36.75	523,595	$176
8/1/17-8/31/17	108,667	$36.52	108,667	$172
Total for the quarter ended August 31, 2017	2,283,094	$39.08	2,283,094	$172

Cumulative total	3,355,696	$38.18	3,355,696	$172

On October 4, 2017, the Board of Directors increased Yum China’s existing share repurchase authorization from $300 million to an aggregate of $550 million.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

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

*Filed or furnished herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yum China Holdings, Inc.
(Registrant)

Date:	October 6, 2017	/s/ Jacky Lo
Chief Financial Officer,
Treasurer, Controller and Principal Accounting Officer