Form 10-K
period 2017-12-31
Yum China Holdings, Inc.
filed 2018-02-27
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-37762

Yum China Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-2421743
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

7100 Corporate Drive Plano, Texas 75024 United States of America	Yum China Building 20 Tian Yao Qiao Road Shanghai 200030 People’s Republic of China

(Address, including Zip Code, of Principal Executive Offices)

Registrant’s telephone number, including area code: (469) 980-2898

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ✓ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      No ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer: ☑	Accelerated filer: ☐
Non-accelerated filer: ☐	Smaller reporting company: ☐
Emerging growth company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No ✓

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of May 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14.8 billion.  Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. The number of shares of the registrant’s common stock outstanding as of February 23, 2018 was 385,747,097 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2018 annual meeting of stockholders (the “2018 Proxy Statement”), to be filed not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology.  Forward-looking statements are based on our current expectations, estimates, assumptions or projections concerning future results or events, including, without limitation, statements regarding our new store development plans, growth and margin expansion opportunities, expected franchisee ownership mix and the estimated impact of the recent U.S. tax reform. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those forward-looking statements.  We cannot assure you that any of our expectations, estimates, assumptions or projections will be achieved.  Factors that could cause actual results and events to differ materially from our expectations, estimates, assumptions or projections include (i) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K.  You should not place undue reliance on forward-looking statements, which speak only as of the date hereof.  We disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law.

2017 Form 10-K

PART I

Item 1.	Business.

Yum China Holdings, Inc. (referred to herein as “Yum China” and, together with its subsidiaries the “Company,” “we,” “us,” and “our”) was incorporated in Delaware on April 1, 2016. The Company’s U.S. office is located at 7100 Corporate Drive, Plano, Texas, 75024, which carries on the key book-keeping, record-keeping and day-to-day management functions of the holding company, and the telephone number at that location is (972) 338-7530. The Company’s operational headquarters is located at Yum China Building, 20 Tian Yao Qiao Road, Shanghai, 200030, People’s Republic of China (the “PRC” or “China”), where its senior management team is based. Our website address is http://www.yumchina.com. The reference to the Company’s website address is for informational purposes only, does not constitute incorporation by reference of the information contained on the website and should not be considered part of this Form 10-K.

“U.S. dollars”, “$” or “US$” refers to the legal currency of the United States, and “RMB” or “Renminbi” refers to the legal currency of China.

References to “our” or “the Company’s” restaurants or restaurant system include references to restaurants owned or franchised by us.

Spin-off Transaction

The Company separated from Yum! Brands, Inc. (“YUM” or the “Parent”) on October 31, 2016 (the “separation”), becoming an independent, publicly traded company as a result of a pro rata distribution (the “distribution”) of all outstanding shares of Yum China common stock to shareholders of YUM. On October 31, 2016, YUM’s shareholders of record as of 5:00 p.m. Eastern Time on October 19, 2016 received one share of Yum China common stock for every one share of YUM common stock held as of the record date. Common stock of Yum China began trading “regular way” under the ticker symbol “YUMC” on the New York Stock Exchange on November 1, 2016.

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

The KFC, Pizza Hut, East Dawning, Little Sheep and Taco Bell brands are collectively referred to as the “brands” or “concepts”. Throughout this Form 10-K, the terms “brands” and “concepts” are used interchangeably and “restaurants,” “stores” and “units” are used interchangeably.

2017 Form 10-K

General

We are the largest restaurant company in China, with over 7,900 restaurants as of year-end 2017, and $7.1 billion of revenues, net income of $403 million and $1.25 billion of adjusted EBITDA in 2017. Our growing restaurant base consists of China’s leading restaurant concepts, including KFC, Pizza Hut, East Dawning, Little Sheep and Taco Bell. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and Taco Bell brands in China (excluding Hong Kong, Taiwan and Macau), and own the East Dawning and Little Sheep concepts outright. We were the first major global restaurant brand to enter China in 1987 and we have developed deep operating experience in the market. We have since grown to become one of China’s largest restaurant developers covering over 1,200 cities as of December 31, 2017.

As of December 31, 2017, we owned and operated approximately 90% of our restaurants. Franchisees contribute to our revenues on an ongoing basis through the payment of royalties based on a percentage of sales. KFC is the leading quick-service restaurant (“QSR”) brand in China in terms of system sales and number of restaurants. As of December 31, 2017, KFC operated over 5,400 restaurants in over 1,200 cities across China. Measured by number of restaurants, we believe KFC has a two-to-one lead over the nearest Western QSR competitor in China and KFC continues to grow in both large and small cities. Pizza Hut is the leading casual dining restaurant (“CDR”) concept in China as measured by system sales and number of restaurants. We believe Pizza Hut, with over 2,100 restaurants in over 400 cities as of December 31, 2017, has an approximately four-to-one lead in terms of number of restaurants over its nearest Western CDR competitor in China.

Restaurant Concepts

Most restaurants in each concept offer consumers the ability to dine in and carry out food. In addition, KFC, Pizza Hut and East Dawning offer delivery service. We have also made investments in delivery outside our concepts, including via the acquisition of a controlling interest in the holding company of DAOJIA.com.cn (“Daojia”), an established online food delivery service provider.

Each concept has proprietary menu items, many developed in China, and emphasizes the preparation of food with high quality ingredients, as well as unique recipes and special seasonings to provide appealing, tasty and convenient food at competitive prices.

Following is a brief description of each concept, as well as the recent Daojia acquisition:

KFC

KFC is the largest restaurant brand in China in terms of system sales and number of restaurants. Founded in Corbin, Kentucky by Colonel Harland D. Sanders in 1939, KFC opened its first restaurant in Beijing, China in 1987. As of December 31 2017, there were over 5,400 KFC restaurants in China, and the Company plans to continue adding new units. In addition to Original Recipe chicken, KFC in China has an extensive menu featuring pork, seafood, rice dishes, fresh vegetables, soups, congee, desserts and many other products, including premium coffee. The KFC brand is also seeking to increase revenues from its restaurants throughout the day with breakfast, delivery and 24-hour operations in many of its locations.

2017 Form 10-K

Pizza Hut

Pizza Hut is the leading CDR brand in China, as measured by system sales and number of restaurants, operating in over 400 cities as of December 31, 2017 and offering multiple dayparts, including breakfast, lunch and afternoon tea. The first Pizza Hut restaurant in China opened in 1990, and as of year-end 2017, there were over 2,100 Pizza Hut restaurants in China. Pizza Hut has an extensive menu offering a broad variety of pizzas, entrees, pasta, rice dishes, appetizers, beverages and desserts. In 2017, Pizza Hut was ranked the “Most Preferred Casual Dining Restaurant” in China by The Nielsen Corporation.

Other Concepts and Daojia

Little Sheep. A casual dining brand with its roots in Inner Mongolia, China, Little Sheep specializes in “Hot Pot” cooking, which is very popular in China, particularly during the winter months. Little Sheep had over 280 units in both China and international markets as of December 31, 2017. Of these, over 270 units were franchised.

East Dawning. East Dawning is a Chinese food QSR brand, primarily located in large coastal cities. There were 10 restaurants as of year-end 2017. This brand is not viewed as a significant growth engine for the Company.

Taco Bell. Taco Bell is the world’s leading QSR brand specializing in Mexican-style food, including tacos, burritos, quesadillas, salads, nachos and similar items. The Company opened its first Taco Bell restaurant in Shanghai, China, in December 2016. As of December 31, 2017, there were three Taco Bell restaurants in China.

Daojia. During the second quarter of 2017, we completed the acquisition of a controlling interest in Daojia. We agreed to pay cash consideration of $36.7 million to the sellers and made a concurrent capital contribution of $25.0 million to Daojia. As of the completion of the acquisition, we held 90% of Daojia’s outstanding shares of common stock, or 80% of its equity interests on a fully-diluted basis. Founded in 2010, Daojia focuses on the higher-end delivery market segment, and also operates Sherpa’s, a premium food delivery platform specializing in English speaking services.

Reportable Segments

Beginning with the quarter ended May 31, 2017, the Pizza Hut businesses were combined and reported together as the Pizza Hut reportable segment. Accordingly, as of December 31, 2017, we have two reportable segments: KFC, which remains unchanged, and Pizza Hut. We also have four other operating segments consisting of the operations of East Dawning, Little Sheep, Taco Bell and Daojia, which are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. Segment financial information for prior years has been recast to align with this change in segment reporting. There was no impact to the consolidated and combined financial statements of the Company as a result of this change.

The following table presents the total segment revenue attributable to each reportable segment for each of the last three years.

	Revenues ($ Billions)
	2017	2016	2015
KFC	5.0	4.7	4.8
Pizza Hut	2.1	2.0	2.0
All Other Segments	—	0.1	0.1
	7.1	6.8	6.9

See Note 18 to the Consolidated and Combined Financial Statements in Part II, Item 8. for additional information concerning the Company’s segments.

2017 Form 10-K

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

New-Unit Growth

Rapidly growing consumer class. Given the rapidly expanding middle class, we believe that there is significant opportunity to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new markets. We expanded our restaurant count from 5,726 units in 2012 to 7,983 units as of the end of 2017, representing a compounded annual growth rate (“CAGR”) of 7%.

Development pipeline. We consider our development pipeline to be robust, and believe we have an opportunity to grow three times of our restaurant count at the separation over the next two to three decades, including by expanding Taco Bell restaurants and other concepts. We are also keen on exploring various new store formats to support further store expansion, including different store designs or service models aimed at addressing the needs of different customers and occasions. For additional information on the risks associated with this growth strategy, see the section entitled “Item 1A. Risk Factors,” including the risk factor entitled “We may not attain our target development goals; aggressive development could cannibalize existing sales; and new restaurants may not be profitable.”

Franchise opportunity. As of December 31, 2017, approximately 10% of our restaurants were operated by franchisees. We anticipate high franchisee demand for our brands, supported by strong unit economics, operational consistency and simplicity, and multiple store formats to drive restaurant growth. While the franchise market in China is still in its early stages compared to developed markets, the Company plans to continue to increase its franchisee-owned store percentage over time.

Same-Store Sales Growth

Food innovation. We are keenly aware of the strength of our core menu items but we also seek to continue to introduce innovative items to meet evolving consumer preferences and local tastes, while simultaneously maintaining brand relevance and broadening brand appeal. For example, in 2017 KFC introduced new products, such as rice rolls and shrimp and scallop congee for breakfast, and new products such as avocado burger and chicken coated with Lays ChipsTM in other dayparts. For Pizza Hut, we also launched new products such as Italian thin crust pizza in higher tier cities, crayfish pizza, a new snack platter and jumbo fruit tea.

Value innovation. KFC plans to continue to focus on value with product offerings such as the bucket and increased combo options throughout the day. Pizza Hut expects to leverage past innovations like business lunch set and breakfast to drive growth. In addition, Pizza Hut has been making investments in product upgrades such as upgrading the size and offering premium ingredients.

Daypart opportunities. We believe there are significant daypart opportunities across our brands. For example, KFC introduced premium coffee to expand its breakfast and afternoon dayparts, and Pizza Hut has focused on breakfast and business lunch to further grow same-store sales.

2017 Form 10-K

Best in-store experience. The Company continuously looks for ways to improve the customer experience. For example, with continued investment in refurbishing our restaurants, over 75% of KFC’s store portfolio as of December 31, 2017 has been remodeled or built in the past five years. Pizza Hut is also well-regarded for offering consumers a contemporary casual dining setting. Our brands also look to improve efficiency to drive sales growth. For example, we have simplified menus and fine-tuned our digital menu boards and in-store self-service order devices. We are also exploring expansion of our delivery business through our own smartphone applications, increased collaboration with O2O (Online to Offline) firms (known as aggregators), and pre-order services.

Digital. KFC rolled out its loyalty program in 2015 to enable customers with a fully digitized experience. The brand also plans to improve the customer experience through ease of ordering and speed of service, supported by innovative technology. Pizza Hut launched loyalty program in late 2016 and launched smartphone application (Super App) in July 2017 and is a leader in providing a digital experience including free in-store Wi-Fi, queue ticketing, and mobile payments. As of December 31, 2017, our loyalty programs have over 110 million members and over 35 million members for KFC and Pizza Hut, respectively. In addition, mobile payments accounted for about 53% of Company sales during the fourth quarter of 2017.

Delivery. China is a world leader in the emerging O2O market. This is where digital online ordering technologies interact with traditional brick and mortar retail to enhance the shopping experience. We see considerable further growth potential in the in-home consumption market by aligning our proven restaurant operation capabilities with emerging specialized O2O firms, or aggregators, that offer consumers the ability to order any restaurant food at home. Pizza Hut and KFC started partnering with aggregators in 2015. These aggregators include our restaurants in their mobile or online platforms and we generate revenue when orders placed through their platforms are delivered to the customers. We use our own staff, including outsourced riders, to deliver orders placed through aggregators’ platforms to customers of KFC and certain Pizza Hut stores, while we use the aggregators’ delivery services, for which we pay a commission, for the majority of Pizza Hut orders. For orders that are placed through these platforms, customers make payments to the aggregators through either mobile payment applications, such as WeChat and Alipay, which are managed by third-party payment processors, or cash upon delivery. For transactions with payments collected by the aggregators from customers, the aggregators settle the amount with third-party payment processors and remit the proceeds to the restaurants generally within a few business days, with limited exceptions. During the second quarter of 2017, we acquired a controlling interest in Daojia to supplement our delivery business. In 2017, approximately 14% of the Company sales were generated from delivery. This could be an exciting new business opportunity with potential to create substantial stockholder value.

Enhanced Profitability

We focus on improving our unit-level economics and overall profits while also making the necessary investments to support our future growth. Restaurant margins improved over four percentage points from 2015 to 2017. This increase was due to our focus on improving productivity and efficiency and was aided by the retail tax structure reform. See “Regulations Relating to Taxation” for details. We plan to pursue additional opportunities to improve profits over the long term by continuing our focus on fiscal discipline and leveraging fixed costs, while maintaining the quality customer experience for which our brands are known.

Franchise and New Business Development

The franchise programs of the Company are designed to promote consistency and quality, and the Company is selective in granting franchisees. Franchisees supply capital – initially by paying a franchise fee to the Company and by purchasing or leasing the land use right, building, equipment, signs, seating, inventories and supplies; and, over the longer term, by reinvesting in the business through expansion. As of December 31, 2017, franchisees owned and operated about 10% of our restaurants. Franchisees contribute to the Company’s revenues on an ongoing basis through the payment of royalties based on a percentage of sales.

2017 Form 10-K

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

The Company partners with approximately 800 independent suppliers, mostly China-based, providing a wide range of products. The Company, along with multiple independently owned and operated distributors, utilizes 17 logistics centers and two consolidation centers to distribute restaurant products to owned and franchised stores. The Company also owns a seasoning facility in Inner Mongolia, which supplies products to the Little Sheep business, as well as to third-party customers.

Prior to August 2016, all restaurants that operated the Company’s concepts, including those owned by franchisees and unconsolidated affiliates, entered into purchase agreements with each of our approved third-party suppliers for raw materials with agreed pricing guidelines applicable to all entities. To improve efficiency and effectiveness of the procurement process, in August 2016, the Company adopted a central procurement model whereby the Company centrally purchases substantially all food and paper products from approved suppliers for most of the restaurants regardless of ownership and then onward sells and delivers them to most of the legal entities, including franchisees and unconsolidated affiliates, that operate the Company’s restaurants. The Company believes this central procurement model allows the Company to maintain quality control and achieves better prices and terms through volume purchases. Under the central procurement model, the materials purchased from various suppliers are intended to be sold to most of the legal entities on a cost-plus basis. The ordering process remains the same under the central procurement model except that the legal title of all materials is initially under the Company instead of the other legal entities.

2017 Form 10-K

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

Seasonality

Due to the nature of our operations, the Company typically generates higher sales during Chinese festivities, holiday seasons as well as summer months, but relatively lower sales and lower operating profit during the second and fourth quarters.

Competition

Data from the National Bureau of Statistics of China indicates that sales in the consumer food service market in China totaled approximately $600 billion in 2017. Industry conditions vary by region, with local Chinese restaurants and Western chains present, but the Company possesses the largest market share (as measured by both units and system sales). On average, competition in China is less intense compared to the United States, and branded QSR units per population are well below that of the United States. However, competition is increasing, and the Company still competes with respect to food quality, price, service, convenience, restaurant location and concept. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and disposable income. The Company competes not only for consumers but also for management and hourly personnel and suitable real estate sites. Among KFC’s primary competitors in China are restaurant chains such as McDonald’s and Dicos. Pizza Hut’s Western pizza-brand competitors include Domino’s and Papa John’s.

2017 Form 10-K

Research and Development (“R&D”)

The Company operates a test kitchen in Shanghai, China to promote product innovation. From time to time, the Company also works with independent suppliers to conduct R&D activities for the benefit of the Company. The Company expensed $5 million in each of 2017, 2016 and 2015 for R&D activities.

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

2017 Form 10-K

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

2017 Form 10-K

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

The above regulations do not apply if either (i) the selling non-resident enterprise recognizes the relevant gain by purchasing and selling equity of the same listed enterprise in the open market (the “listed enterprise exception”); or (ii) the selling non-resident enterprise would have been exempted from enterprise income tax in China pursuant to applicable tax treaties or tax arrangements, if it had directly held and transferred such Chinese interests that were indirectly transferred. Under current law, the China indirect transfer rules do not apply to gains recognized by individual stockholders, regardless of whether or not they acquire or transfer our stock in open market transactions. However, in practice, there have been a few reported cases of individuals being taxed on the indirect transfer of Chinese interests and the law could be changed so as to apply to individual stockholders, possibly with retroactive effect.

It is unclear whether Company stockholders that acquired Yum China stock through the distribution will be treated as acquiring Yum China stock in an open market purchase. If such acquisition of Yum China stock is not treated as acquired in an open market purchase, the listed transaction exception will not be available for transfers of such stock. We expect that transfers in open market transactions of our stock by corporate or other non-individual stockholders that have purchased our stock in open market transactions will not be taxable under the China indirect transfer rules due to the listed enterprise exception. Transfers, whether in the open market or otherwise, of our stock by corporate and other non-individual stockholders that acquired our stock in the distribution or in non-open market transactions may be taxable under the China indirect transfer rules and our China subsidiaries may have filing obligations in respect of such transfers upon the request of relevant Chinese tax authorities. Transfers of our stock in non-open market transactions by corporate and other non-individual stockholders may be taxable under the China indirect transfer rules, whether or not such stock was acquired in open market transactions, and our China subsidiaries may have filing obligations in respect of such transfers upon the request of relevant China tax authorities. Corporate and other non-individual stockholders may be exempt from taxation under the Chinese indirect transfer rules with respect to transfers of our stock if they are tax resident in a country or region that has a tax treaty or arrangement with China that provides for a capital gains tax exemption and they qualify for that exemption.

2017 Form 10-K

Tax Cuts and Jobs Act (the “Tax Act”). In December 2017, the U.S. enacted the Tax Act, which included a broad range of tax reforms, including, but not limited to, the establishment of a flat corporate income tax rate of 21%, the elimination or reduction of certain business deductions, and the imposition of tax on deemed repatriation of accumulated undistributed foreign earnings. The Tax Act has impacted Yum China in two material aspects: all of the foreign-source dividends received by Yum China from its foreign subsidiaries will be exempted from taxation starting from tax year beginning after December 31, 2017 and Yum China recorded additional income tax expense in the fourth quarter of 2017, including an estimated one-time transition tax on its deemed repatriation of accumulated undistributed foreign earnings and additional tax related to revaluation of certain deferred tax assets.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not exceeding one year from the enactment date. The Tax Act requires complex computations with significant estimates to be performed, significant judgments to be made in interpretation of the provisions, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the U.S. Internal Revenue Service (the “IRS”), the U.S. Securities and Exchange Commission (“SEC”) and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our current interpretation. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. We expect to complete our analysis within the measurement period not exceeding one year from the enactment date in accordance with SAB 118.

See Item 1A. “Risk Factors” for a discussion of risks relating to federal, state, local and international regulation relating to taxation of our business.

Employees

As of year-end 2017, the Company employed over 450,000 persons, approximately 91% of whom were restaurant team members who were employed on a full- or part-time basis with their pay calculated based on their service hours. The Company believes that it provides working conditions and compensation that compare favorably with those of our principal competitors. The majority of our employees are paid on an hourly basis. The Company considers our employee relations to be good.

Unconsolidated Affiliates

As of year-end 2017, 11% of our system wide restaurants were operated by unconsolidated affiliates. All of these restaurants were KFC restaurants, or 16% of total KFC restaurants as of year-end 2017. These unconsolidated affiliates are Chinese joint venture entities partially owned by the Company, which helped KFC establish its initial presence in certain regions of China.

Available Information

The Company makes available through the Investor Relations section of its internet website at http://www.yumchina.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the SEC. These reports may also be obtained by visiting the SEC’s website at http://www.sec.gov or the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1 (800) SEC-0330.

2017 Form 10-K

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

Executive Officers of the Registrant

The executive officers of the Company as of February 23, 2018, and their ages and current positions as of that date, are as follows:

Name	Age	Title
Muktesh “Micky” Pant	63	Chief Executive Officer
Joey Wat	46	President and Chief Operating Officer
Jacky Lo	40	Chief Financial Officer and Treasurer
Shella Ng	52	Chief Legal Officer and Corporate Secretary
Danny Tan	48	Chief Supply Chain Officer
Christabel Lo*	55	Chief People Officer
Sunny Sun	46	Chief Growth Officer
Johnson Huang	55	General Manager, KFC
Jeff Kuai	37	General Manager, Pizza Hut
Ted Lee	51	General Manager, Little Sheep and East Dawning
Angela Ai	64	Chief Development Officer
Alice Wang	48	Senior Vice President, Public Affairs
Xueling Lu	44	Controller and Principal Accounting Officer

*Effective March 1, 2018, Aiken Yuen, age 58, will replace Ms. Lo as Chief People Officer of Yum China.

Micky Pant has served as the Chief Executive Officer (the “CEO”) of Yum China and as a member of our board of directors since October 2016. He will transition to the roles of Vice Chairman of the Board and Senior Advisor to the Company, effective March 1, 2018. He served as CEO of the YUM China Division (“Yum! Restaurants China”) from August 2015 to October 2016. Before becoming CEO of the Yum! Restaurants China, Mr. Pant has held a number of leadership positions at YUM, including CEO of the KFC Division, CEO of Yum! Restaurants International (“YRI”), President of Global Branding for YUM, President of YRI, Chief Marketing Officer of YUM, Global Chief Concept Officer for YUM and President of Taco Bell International. Before joining YUM, Mr. Pant built a foundation in marketing and international business with 15 years at Unilever in India and the U.K. and worked at PepsiCo, Inc. and Reebok International Limited. Since December 2014, Mr. Pant has served as an independent director on the board of Pinnacle Foods, Inc., where he also serves on the audit committee.

2017 Form 10-K

Joey Wat has served as the President and Chief Operating Officer of Yum China since February 2017 and as a member of our board of directors since July 2017.  She will succeed Mr. Pant as the CEO of Yum China effective March 1, 2018. She served as Chief Executive Officer, KFC from October 2016 to February 2017, a position she held at Yum! Restaurants China from August 2015 to October 2016. Ms. Wat joined Yum! Restaurants China in September 2014 as President of KFC China and was promoted to Chief Executive Officer for KFC China in August 2015. Before joining YUM, Ms. Wat served in both management and strategy positions at AS Watson of Hutchison Group (“Watson”), an international health, beauty and lifestyle retailer, in the U.K. from 2004 to 2014. Her last position at Watson was Managing Director of Watson U.K., which operates Superdrug and Savers, two retail chains specializing in the sale of pharmacy and health and beauty products, from 2012 to 2014. She made the transition from Head of Strategy of Watson in Europe to Managing Director of Savers in 2007. Before joining Watson, Ms. Wat spent seven years in management consulting including with McKinsey & Company’s Hong Kong office from 2000 to 2003.

Jacky Lo has served as Chief Financial Officer and Treasurer of Yum China since January 2018. He served as Chief Financial Officer, Treasurer, Controller and Principal Accounting Officer of the Company from September 2017 to December 2017. Mr. Lo previously served as Interim Chief Financial Officer and Treasurer of the Company from June 2017 to August 2017 and as Vice President, Controller and Principal Accounting Officer of the Company from March 2017 to August 2017. Mr. Lo joined Yum! Restaurants China in August 2016 as Vice President, Finance. Prior to joining YUM, Mr. Lo worked for Ernst & Young for 15 years, including most recently as Partner and the Deputy Director in the Asia Pacific Capital Markets Center of Ernst & Young’s Professional Practice Group, specializing in U.S. generally accepted accounting principles, SEC reporting and Sarbanes-Oxley compliance requirements. Mr. Lo is a certified public accountant in Texas and a member of both the American Institute of Certified Public Accountants and the Hong Kong Institute of Certified Public Accountants.

Shella Ng has served as the Chief Legal Officer and Corporate Secretary of Yum China since October 2016. Ms. Ng joined YUM in 1995 and was appointed to Chief Legal Officer of Yum! Restaurants China in 2005. Prior to joining YUM, she worked for Freshfields Bruckhaus Deringer and Clifford Chance.

Danny Tan has served as the Chief Supply Chain Officer of Yum China since January 2018. Mr. Tan previously served as the Chief Support Officer of Yum China from October 2016 to January 2018, a position he held at Yum! Restaurants China from January 2015 to October 2016. His responsibilities include overseeing quality assurance, food safety, procurement, engineering, logistics and sourcing planning and general management of Taco Bell. Mr. Tan joined YUM in 1997 in the finance department of Yum! Restaurants China and began leading the logistics department in 2002. He subsequently led supply chain management as Senior Director from March 2014 to December 2014. Prior to joining YUM, he was a Senior Analyst with Walt Disney, Hong Kong and a Senior Auditor with Deloitte & Touche, Singapore.

Christabel Lo has served as the Chief People Officer of Yum China since October 2016 and will retire from that position, effective March 1, 2018. Ms. Lo joined YUM in 1997 as the Training and Development Director of Yum! Restaurants China and was appointed to lead all of Human Resources in China in 2000, which she did until October 2016. Prior to joining YUM, Ms. Lo held a number of management positions in a variety of industries, including Managing Director of Dale Carnegie, Hong Kong, Head of International Personal Banking for Citibank, Hong Kong and Manager of Cheoy Lee Shipyards, Hong Kong.

Aiken Yuen will serve as the Chief People Officer of Yum China, effective March 1, 2018. Mr. Yuen has served as Vice President, Human Resources of Yum China since October 2016, a position he held at Yum! Restaurants China from March 2012 to October 2016. Mr. Yuen joined YUM in 2008 as the Talent Management and Development Director of Yum! Restaurants China. Prior to joining YUM, Mr. Yuen served in senior HR management positions at American International Group (“AIG”) in Hong Kong from 1998 to 2008. His last position at AIG was Vice President, Human Resources of AIA, AIG’s life insurance business unit for South East Asia. He was responsible for overall human resources strategy formulation and execution for AIA’s Head Office in Hong Kong and its operations

2017 Form 10-K

in six Asian countries. Before that, he was the Senior Manager of Training and Development with Standard Chartered Bank from 1996 to 1998 and Manager of Management Training with HSBC from 1994 to 1996.

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

Jeff Kuai has served as the General Manager, Pizza Hut since November 2017. Mr. Kuai previously served as the General Manager, Pizza Hut Home Service from March 2017 to October 2017 and as the Brand General Manager, Pizza Hut Home Service from October 2016 to March 2017, a position he held at Yum! Restaurants China from January 2015 to October 2016. From March 2012 to December 2014, Mr. Kuai was Director of Delivery Support Center of Yum! Restaurants China, where he was instrumental in building online ordering and e-commerce capabilities. Before that position, Mr. Kuai spent nine years in the information technology department of Yum! Restaurants China enhancing information technology infrastructure and productivity.

Ted Lee has served as the General Manager, Little Sheep since March 2017 and as General Manager, East Dawning since November 2017. He served as Vice President and Brand General Manager, Little Sheep from October 2016 to March 2017, a position he held at Yum! Restaurants China from November 2014 to October 2016. Prior to joining YUM, Mr. Lee served as a director and Vice President & General Manager of Crocs China (Trade) Limited, a wholesale shoe manufacturer, from 2008 to 2014.

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

Xueling Lu has served as Controller and Principal Accounting Officer of Yum China since January 2018. Ms. Lu previously served as Senior Director, Finance of Yum China, a position she held since she joined the Company in November 2016. Prior to joining the Company, Ms. Lu was the Asia Pacific Controller of Lear Corporation from 2013 to 2016. Before joining Lear Corporation, Ms. Lu spent 10 years in public accounting with Ernst & Young,

2017 Form 10-K

specializing in audits and initial public offerings of companies listed in the U.S., SEC reporting and Sarbanes-Oxley compliance. Ms. Lu is a certified public accountant in California and a member of the American Institute of Certified Public Accountants.

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

Food-borne illnesses, such as E. coli, hepatitis A, trichinosis and salmonella, have occurred and may re-occur within our system from time to time. In addition, food safety issues such as food tampering, contamination and adulteration occur or may occur within our system from time to time. Any report or publicity linking us, our competitors, our restaurants, including restaurants operated by us or our franchisees, or any of YUM’s restaurants, to instances of food-borne illness or food safety issues could adversely affect our restaurants’ brands and reputations as well as our revenues and profits and possibly lead to product liability claims, litigation and damages. If a customer of our restaurants becomes ill from food-borne illnesses or as a result of food safety issues, restaurants in our system may be temporarily closed, which would decrease our revenues. In addition, instances or allegations of food-borne illness or food safety issues, real or perceived, involving our or YUM’s restaurants, restaurants of competitors, or suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our restaurants, could result in negative publicity that could adversely affect our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our franchisees.

Any significant failure to maintain effective quality control systems for our restaurants could have a material adverse effect on our business, reputation, results of operations and financial condition.

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

2017 Form 10-K

Any significant liability claims, food contamination complaints from our customers or reports of incidents of food tampering could adversely affect our business, reputation, results of operations and financial condition.

Being in the restaurant industry, we face an inherent risk of food contamination and liability claims. Our food quality depends partly on the quality of the food ingredients and raw materials provided by our suppliers, and we may not be able to detect all defects in our supplies. Any food contamination occurring in raw materials at our suppliers’ food processing plants or during the transportation from food processing plants to our restaurants that we fail to detect or prevent could adversely affect the quality of the food served in our restaurants. Due to the scale of our and our franchisees’ operations, we also face the risk that certain of our and our franchisees’ employees may not adhere to our mandated quality procedures and requirements. Any failure to detect defective food supplies, or observe proper hygiene, cleanliness and other quality control requirements or standards in our operations could adversely affect the quality of the food we offer at our restaurants, which could lead to liability claims, complaints and related adverse publicity, reduced customer traffic at our restaurants, the imposition of penalties against us or our franchisees by relevant authorities and compensation awards by courts. Our sales have been significantly impacted by adverse publicity relating to supplier actions over the past decade. For example, our sales and perception of our brands were significantly impacted following adverse publicity relating to the failure of certain upstream poultry suppliers to meet our standards in late 2012 as well as adverse publicity relating to improper food handling practices by another supplier in mid-2014. There can be no assurance that similar incidents will not occur again in the future or that we will not receive any food contamination claims or defective products from our suppliers in the future. Any such incidents could materially harm our business, reputation, results of operations and financial condition.

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

2017 Form 10-K

We derive substantially all of our revenue from our operations in China and, as a result, our business is highly exposed to the risks of doing business in China.

Virtually all of our restaurants are located, and our revenues and profits originate, in China. As a consequence, our financial results are dependent on our results in China, and our business is highly exposed to all of the risks of doing business there. These risks are described further under the section “Risks Related to Doing Business in China.”

The operation of our restaurants is subject to the terms of the master license agreement which, if terminated or limited, would materially adversely affect our business, results of operations and financial condition.

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

The master license agreement may be terminated upon the occurrence of certain events, such as the insolvency or bankruptcy of the Company. If the master license agreement were terminated, or any of our license rights were limited, our business, results of operations and financial condition would be materially adversely affected.

Our success is tied to the success of YUM’s brand strength, marketing campaigns and product innovation.

The KFC, Pizza Hut and Taco Bell trademarks and related intellectual property are owned by YUM and licensed to us in China, excluding Hong Kong, Taiwan and Macau. The value of these marks depends on the enforcement of YUM’s trademark and intellectual property rights, as well as the strength of YUM’s brands. Due to the nature of licensing and our agreements with YUM, our success is, to a large extent, directly related to the success of the YUM restaurant system, including the management, marketing success and product innovation of YUM. Further, if YUM were to reallocate resources away from the KFC, Pizza Hut or Taco Bell brands, these brands and the license rights that have been granted to us could be harmed globally or regionally, which could have a material adverse effect on our results of operations and our competitiveness in China. In addition, strategic decisions made by YUM management related to its brands, marketing and restaurant systems may not be in our best interests and may conflict with our strategic plans.

2017 Form 10-K

Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

The products used in the operation of our restaurants are sourced from a wide variety of suppliers inside and outside of China. We are also dependent upon third parties to make frequent deliveries of food products and other supplies that meet our specifications at competitive prices. Shortages or interruptions in the supply of food products and other supplies to our restaurants could adversely affect the availability, quality and cost of items we use and the operations of our restaurants. Such shortages or disruptions could be caused by inclement weather, natural disasters such as floods, drought and hurricanes, increased demand, labor shortages, problems in production or distribution, restrictions on imports or exports, government levies, political instability in the countries in which suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards, product quality issues, inflation, other factors relating to the suppliers and distributors and the countries in which they are located, food safety warnings or advisories or the prospect of such pronouncements or other conditions beyond our control. Despite our efforts in developing multiple suppliers for the same items, a shortage or interruption in the availability of certain food products or supplies could still increase costs and limit the availability of products critical to restaurant operations, which in turn could lead to restaurant closures and/or a decrease in sales. In addition, failure by a principal supplier or distributor for us and/or our franchisees to meet its service requirements could lead to a disruption of service or supply until a new supplier or distributor is engaged, and any disruption could have an adverse effect on our business.

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

2017 Form 10-K

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

The prices of raw materials fluctuate, which may adversely impact our profit margin.

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

As a significant number of our restaurants are operating on leased properties, we are exposed to the market conditions of the retail rental market. As of year-end 2017, we leased the land and/or building for approximately 6,300 restaurants in China. For information regarding our leased properties, please refer to Item 2. “Properties.” Accordingly, we are subject to all of the risks generally associated with leasing real estate, including changes in the investment climate for real estate, demographic trends, trade zone shifts, central business district relocations, and supply or demand for the use of the restaurants, as well as potential liability for environmental contamination.

We generally enter into lease agreements with initial terms of 10 to 20 years. Less than 5% of our existing leases expire before the end of 2018. Most of our lease agreements contain an early termination clause that permits us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases and need to negotiate the terms of renewal with the lessor, who may insist on a significant modification to the terms and conditions of the lease agreement.

2017 Form 10-K

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

2017 Form 10-K

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

One of our primary assets is the exclusive right to use the KFC, Pizza Hut and Taco Bell trademarks in restaurants in China. Our success depends in large part upon our ability and our franchisees’ ability to maintain and enhance the value of these brands and our customers’ loyalty to these brands in China. Brand value is based in part on consumer perceptions on a variety of subjective qualities. Business incidents, whether isolated or recurring, and whether originating from us, our franchisees, competitors, suppliers and distributors or YUM and its other licensees or franchisees, competitors, suppliers and distributors outside China can significantly reduce brand value and consumer trust, particularly if the incidents receive considerable publicity or result in litigation. For example, our brands could be damaged by claims or perceptions about the quality or safety of our products or the quality of our suppliers and distributors, regardless of whether such claims or perceptions are true. Any such incidents (even if resulting from the actions of a competitor) could cause a decline directly or indirectly in consumer confidence in, or the perception of, our brands and/or our products and reduce consumer demand for our products, which would likely result in lower revenues and profits. Additionally, our corporate reputation could suffer from a real or perceived failure of corporate governance or misconduct by a company officer, employee or representative.

The occurrence of security breaches and cyber-attacks could negatively impact our business.

We are increasingly dependent on technology systems, such as the use of online platforms, mobile ordering apps, mobile payment systems, loyalty programs and various other on-line processes and functions. For example, as of year-end 2017, loyalty program members increased to over 110 million members for KFC and over 35 million for Pizza Hut. KFC member sales represented approximately 38% of KFC’s Company sales and Pizza Hut member sales represented approximately 34% of Pizza Hut’s Company sales in the fourth quarter of 2017. As we continue to expand our digital initiatives, the risks relating to security breaches and cyber-attacks against our systems, both internal and those we have outsourced, may increase.

The cybersecurity measures that we have deployed may not detect or prevent all attempts to compromise our systems. The techniques used to conduct security breaches and cyber-attacks, as well as the sources and targets of these attacks, change frequently and may not be recognized until launched against us or our third-party service providers. We or our third-party service providers may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. We have in the past and are likely again in the future to be subject to these types of attacks, although to date no attack has resulted in any material damages or remediation costs. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationships with customers, franchisees and employees, damage to our reputation and private data exposure. If we or our third-party service providers are unable to avert security breaches and cyber-attacks, we could incur significantly higher costs, including remediation costs to repair damage caused by the breach (including business incentives to make amends with affected customers and franchisees), costs to deploy additional personnel and network protection technologies, train employees and engage third-party experts and consultants, as well as litigation costs resulting from the incident. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

2017 Form 10-K

Failure to protect the integrity and security of our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf could result in substantial costs, expose us to litigation and damage our reputation.

We have been using, and plan to continue to use, digital technologies to improve the customer experience and drive sales growth. We, directly or indirectly, receive and maintain certain personal, financial and other information about our customers in various information systems that we maintain and in those maintained by third-party service providers when, for example, receiving orders through online platforms and mobile ordering apps, accepting cashless payments, operating loyalty programs and conducting digital marketing programs. Our information technology systems, such as those we use for administrative functions, including human resources, payroll, accounting and internal and external communications, can contain personal, financial or other information of our more than 450,000 employees. We also maintain important proprietary and other confidential information related to our operations and identifiable information about our franchisees. As a result, we face risks inherent in handling and protecting large volumes of information.

If our security and information systems or the security and information systems of third-party service providers are compromised for any reason, including as a result of data corruption or loss, security breach or cyber-attack, or if our employees, franchisees or service providers fail to comply with laws, regulations and practice standards, and this information is obtained by unauthorized persons or used inappropriately, it could subject us to litigation and government enforcement actions, cause us to incur substantial costs, liabilities and penalties and/or result in a loss of customer confidence, any and all of which could adversely affect our business, reputation, results of operations and financial condition.

In addition, the use and handling of this information is regulated by evolving and increasingly demanding laws and regulations. The Chinese government has focused increasingly on regulation in the areas of information security and protection, including by implementing a new cybersecurity law effective June 1, 2017, which imposes tightened requirements on data privacy and cybersecurity practices. There are uncertainties with respect to the application of the cybersecurity law in certain circumstances. Compliance with the cybersecurity law, as well as additional laws and regulations that PRC regulatory bodies may enact in the future, may result in additional expenses to us as we may be required to upgrade our current information technology systems. Furthermore, as a result of legislative and regulatory rules, we may be required to notify the owners of personal information of any breach, theft or loss of their personal information, which could harm our reputation, as well as subject us to litigation or actions by regulatory bodies and adversely affect our financial results.

We expect that these areas will receive greater attention and focus from regulators, as well as attract continued or greater public scrutiny and attention going forward, which could increase our compliance costs and subject us to heightened risks and challenges associated with information security and protection. If we are unable to manage these risks, we could become subject to penalties, including fines, suspension of business, shutdown of websites and revocation of required licenses, and our reputation and results of operations could be materially and adversely affected.

2017 Form 10-K

Our operations are highly dependent upon our information technology systems and any failures or interruptions of service or security breaches in our systems may interrupt our operations and harm our business.

Our operations are dependent upon the successful and uninterrupted functioning of our computer and information technology systems. We rely heavily on information technology systems across our operations, including those we use for finance and accounting functions, supply chain management, point-of-sale processing, online and mobile platforms, mobile payment processing, loyalty programs and various other processes and functions, and many of these systems are interdependent on one another for their functionality. Additionally, the success of several of our initiatives to drive growth, including our priority to expand digital engagement with our customers, is highly dependent on the reliability, integrity and capacity of our information technology systems. We also rely on third- party providers and platforms for some of these information technology systems and support.

Our operational safeguards may not be effective in preventing the failure of these systems to operate effectively and be continuously available to run our business. Such failures may be caused by various factors, including fire, natural disaster, power loss, telecommunications failure, problems with transitioning to upgraded or replacement systems, physical break-ins, programming errors, flaws in third-party software or services, errors by our employees or third-party service providers or breaches in the security of these systems or platforms, including unauthorized entry and computer viruses. Such failures could result in:

•	additional computer and information security and systems development costs;

•	diversion of technical and other resources;

•	loss of customers and sales;

•	loss or theft of customer, employee or other data;

•	negative publicity;

•	harm to our business and reputation;

•	negative impact on the efficiency of our operations; and

•	exposure to litigation claims, government investigations and enforcement actions, fraud losses or other liabilities.

We will continue to upgrade and improve our information technology systems to support our business growth. However, we cannot assure you that we will be successful in executing these system upgrades and improvement strategies and the foregoing risks could intensify while we execute those upgrades and improvements. In particular, our systems may experience interruptions during upgrades, and the new technologies or infrastructures may not be fully integrated with the existing systems on a timely basis, or at all. If we are unsuccessful in updating, upgrading and expanding our systems, our ability to increase comparable store sales, improve operations, implement cost controls and grow our business may be constrained.

2017 Form 10-K

Our business depends on the performance of, and our long-term relationships with, third-party mobile payment processors, delivery aggregators, internet infrastructure operators and internet service providers.

Mobile payments accounted for about 53% of Company sales during the fourth quarter of 2017. The ability to accept mobile payments is critical to our business. We accept payments through third-party mobile payment processors, such as WeChat and Alipay. If we fail to extend or renew the agreements with these mobile payment processors on acceptable terms or if these mobile payment processors are unwilling or unable to provide us with payment processing service or impose onerous requirements on us in order to access their services, or if they increase the fees they charge us for these services, our business and results of operations could be harmed.

Our business depends on the performance and reliability of the internet infrastructure in China. Almost all access to the internet in China is maintained through state-owned telecommunications operators under administrative control, and we obtain access to end-user networks operated by such telecommunications operators and internet service providers to give customers access to our websites. The availability of our websites depends on telecommunications operators and other third-party providers for communications and storage capacity, including bandwidth and server storage, among other things. If we are unable to enter into and renew agreements with these providers on acceptable terms, or if any of our existing agreements with such providers are terminated as a result of our breach or otherwise, our ability to provide our services to our customers could be adversely affected. The failure of telecommunications operators to provide us with the requisite bandwidth could also interfere with the speed and availability of our websites and mobile applications. Frequent interruptions could frustrate customers and discourage them from attempting to place orders, which could cause us to lose customers and harm our operating results.

Our delivery business depends on the performance of and our long-term relationships with third-party delivery aggregators. We allow our products to be listed on and ordered through their mobile or online platforms. If we fail to extend or renew the agreements with these aggregators on acceptable terms, or at all, our business and results of operations may be materially adversely affected.

Furthermore, to the extent we rely on the systems of third parties in areas such as mobile payment processing, online and mobile delivery ordering, telecommunications and wireless networks, any defects, failures and interruptions in their systems could result in similar adverse effects on our business. Sustained or repeated system defects, failures or interruptions could materially impact our operations and results of operations.

Additionally, we have no control over the costs of the services provided by the telecommunications operators. If the prices that we pay for telecommunications and internet services rise significantly, our profit margins could be adversely affected. In addition, if internet access fees or other charges to internet users increase, our user traffic may decrease, which in turn may significantly decrease our revenues.

Our restaurants offer delivery services. Any failure to provide timely and reliable delivery services by us may materially and adversely affect our business and reputation.

As of year-end 2017, over 5,300 KFC and Pizza Hut restaurants offer delivery services. Delivery contributed to 14% of Company sales for 2017. Customers may order delivery service through KFC and Pizza Hut’s websites and mobile ordering apps. KFC and Pizza Hut have also partnered with third-party delivery aggregators, allowing our products to be listed on and ordered through their mobile or online platforms.

Interruptions or failures in our delivery services could prevent the timely or successful delivery of our products. These interruptions may be due to unforeseen events that are beyond our control or the control of third-party aggregators and outsourced riders, such as inclement weather, natural disasters, transportation disruptions or labor unrest. The occurrence of food safety or product quality issues may also result in interruptions or failures in our delivery service. If our products are not delivered on time and in proper condition, customers may refuse to accept our products and have less confidence in our services, in which case our business and reputation may suffer.

2017 Form 10-K

We use our own staff, including outsourced riders, to deliver orders placed through aggregators’ platforms to customers of KFC and certain Pizza Hut stores, while we use the aggregators’ delivery services, for which we pay a commission, for majority of Pizza Hut orders. These aggregators and outsourced riders may fail to follow the quality standards they agreed upon with us, in which case our business and reputation may suffer.

We may not be able to integrate Daojia successfully and the anticipated benefits of the acquisition may not be realized in a timely manner or at all.

In May 2017, we acquired a controlling interest in Daojia with the expectation that the acquisition will enhance our digital and delivery capabilities and accelerate growth by building know-how and expertise in the expanding delivery market. Achieving those anticipated benefits is subject to a number of uncertainties, including whether we can integrate the business of Daojia in an efficient and timely manner. We cannot assure you that those benefits will be realized at all or as quickly as we expect, and a failure to achieve those benefits could have a material adverse effect on our business, reputation, results of operations and financial condition.

The integration process could involve unanticipated costs, result in the loss of key employees and divert management’s attention away from day-to-day business concerns. Furthermore, any failure to address differences in corporate cultures and management philosophies, and in harmonizing our different reservation systems and other business practices, could adversely affect our business.

In addition, with completion of the Daojia acquisition, our business has expanded. Our continued success depends, in part, upon our ability to manage this expanded business, including challenges related to the management and development of new operations and associated increased costs and complexity. We cannot assure you that we will be successful in managing this expanded business, which could have a material adverse effect on our business, results of operations and financial condition.

The Chinese government may determine that the variable interest entity structure of Daojia does not comply with Chinese laws on foreign investment in restricted industries.

Through the acquisition of Daojia, the Company also acquired a variable interest entity (“VIE”) and subsidiaries of the VIE in China effectively controlled by Daojia.

Chinese laws and regulations restrict and impose conditions on foreign investment in certain internet business, such as internet content services. For example, foreign investors are generally not permitted to own more than 50% of the equity interests in an internet content provider or other value-added telecommunication service provider. Accordingly, a VIE structure has been adopted by many China-based companies, including Daojia, to obtain necessary licenses and permits in such industries that are currently subject to foreign investment restrictions in China. Daojia operates these businesses in China through its consolidated affiliated entities. Daojia has entered into a series of contractual arrangements with its consolidated affiliated entities and the nominee shareholders of its consolidated affiliated entities. These contractual arrangements allow Daojia to:

•	receive substantially all of the economic benefits and absorb all of the expected losses from its consolidated affiliated entities;

•	exercise effective control over its consolidated affiliated entities; and

•	hold an exclusive option to purchase all or part of the equity interests in its consolidated affiliated entities when and to the extent permitted by Chinese law.

2017 Form 10-K

There are substantial uncertainties regarding the interpretation and application of current Chinese laws, rules and regulations. In addition, it is uncertain whether any new Chinese laws, rules or regulations relating to VIE structure will be adopted, or if adopted, what they would provide.

If the VIE structure is found to be in violation of any existing or future Chinese laws, rules or regulations, the relevant PRC regulatory bodies would have broad discretion to take action in dealing with these violations, including revoking the business and operating licenses of Daojia’s consolidated affiliated entities, requiring Daojia to restructure its operations or taking other regulatory or enforcement actions against Daojia. The contractual arrangements may also be found by Chinese government authorities, courts or arbitral tribunals to be unenforceable. The imposition of any of these measures could result in a material adverse effect on Daojia’s business operations and our business integration process.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business and results of operations.

In recent years, there has been a marked increase in the use of social media platforms, including weblogs (blogs), mini-blogs, WeChat and other chat platforms, social media websites, and other forms of internet-based communications, which allow individual access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants’ post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The online dissemination of negative comments about our brands and business, including inaccurate or irresponsible information, could harm our business, reputation, prospects, results of operations and financial condition. The damage may be immediate and intense, without affording us an opportunity for redress or correction, and we may not be able to recover from any negative publicity in a timely manner or at all.

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

We are involved in legal proceedings from time to time. These proceedings do or could include consumer, employment, real estate-related, tort, intellectual property, breach of contract and other litigation. As a public company, we may in the future also be involved in legal proceedings alleging violation of securities laws or derivative litigation. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may not be accurately estimated. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert resources and management attention away from our operations and negatively impact reported earnings. With respect to insured claims, a judgment for monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also adversely affect our reputation, which in turn could adversely affect our results of operations.

In addition, the restaurant industry around the world has been subject to claims that relate to the nutritional content of food products, as well as claims that the menus and practices of restaurant chains have led to customer health issues, including weight gain and other adverse effects. We may also be subject to these types of claims in the future and, even if we are not, publicity about these matters (particularly directed at the quick-service and fast-casual segments of the retail food industry) may harm our reputation and adversely affect our business, results of operations and financial condition.

2017 Form 10-K

Failure to comply with anti-bribery or anti-corruption laws could adversely affect our business and results of operations.

The U.S. Foreign Corrupt Practices Act and similar Chinese laws and other similar applicable laws prohibiting bribery of government officials and other corrupt practices are the subject of increasing emphasis and enforcement around the world. Although we continue to implement policies and procedures designed to duly comply with these laws, there can be no assurance that our employees, contractors, agents or other third parties will not take actions in violation of our policies or applicable law, particularly as we expand our operations through organic growth and acquisitions. Any such violations or suspected violations could subject us to civil or criminal penalties, including substantial fines and significant investigation costs, and could also materially damage the KFC, Pizza Hut and Taco Bell brands, as well as our reputation and prospects, business and results of operations. Publicity relating to any noncompliance or alleged noncompliance could also harm our reputation and adversely affect our business and results of operations.

As a U.S. company with operations concentrated in China, we are subject to both U.S. federal income tax and Chinese enterprise income tax, which could result in relatively higher taxes compared to companies operating primarily in the U.S.

Yum China is a Delaware corporation that indirectly owns the subsidiaries that conduct our business in China and is subject to both U.S. federal income tax and Chinese enterprise income tax. While the recently enacted Tax Act exempts all of the foreign-source dividends paid to the U.S. parent company, with operations primarily in China, we continue to be subject to the Chinese enterprise income tax at a rate of 25% and an additional 10% withholding tax on any earnings repatriated outside of China levied by the Chinese tax authorities. This may put Yum China at a relative disadvantage compared to companies operating primarily in the U.S. which are now subject to U.S. corporate income tax rate of 21% under the Tax Act.

In addition, the Tax Act provides anti-deferral and anti-base erosion provisions that may subject the U.S. parent company to additional U.S. taxes under certain circumstances. If we are assessed with these taxes, it could cause our effective tax rate to increase and affect the amount of any distributions available to our stockholders.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

We are subject to income taxes as well as non-income based taxes, such as VAT, customs duty, property tax, stamp duty, environmental protection tax, withholding taxes and obligations and local surcharges, in China and income tax and other taxes in the U.S. and other jurisdictions. We are also subject to reviews, examinations and audits by Chinese tax authorities, the IRS, and other taxing authorities with respect to income and non-income based taxes, including transfer pricing. Our operations in foreign jurisdictions generally remain subject to examination for tax years as far back as 2006, some of which years are currently under audit by local tax authorities. If Chinese tax authorities, the IRS or other taxing authorities disagree with our tax positions, we could face additional tax liabilities, including interest and penalties. Payment of such additional amounts upon final settlement or adjudication of any disputes could have a material adverse impact on our results of operations and financial condition.

In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. For example, the recently enacted Tax Act implemented broad reforms to the U.S. corporate income tax system and significantly altered how U.S. multinational corporations are taxed on foreign earnings. Any increases in tax rates or changes in tax laws or the interpretations thereof (including pending interpretations relating to the Tax Act) could have a material adverse impact on our results of operations and financial condition.

2017 Form 10-K

Moreover, the tax regime in China is rapidly evolving and there can be significant uncertainty for taxpayers in China as Chinese tax laws may change significantly or be subject to uncertain interpretations. Since 2012, the Chinese government launched a VAT pilot reform to replace BT (“VAT pilot program”) to make reform to its retail tax structure by ending the co-existence of BT and VAT where BT would be gradually phased out and replaced by VAT. The retail tax structure reform is intended to be a progressive and positive shift to more closely align with a more modern service-based economy. Effective May 1, 2016, the retail tax structure reform has been rolled out to cover all business sectors nationwide where the BT has been completely replaced by VAT. The interpretation and application of the new VAT regime are not settled at some local governmental levels. In addition, the timetable for enacting the prevailing VAT regulations into national VAT law, including ultimate enacted VAT rates, is not clear. Changes in legislation, regulation or interpretation of existing laws and regulations in the U.S., China, and other jurisdictions where we are subject to taxation could increase our taxes and have an adverse effect on our results of operations and financial condition.

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

2017 Form 10-K

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

We believe that our brands are essential to our success and our competitive position. The fact that our trademarks are duly registered may not be adequate to protect these intellectual property rights. In addition, third parties may infringe upon the intellectual property rights we own or have the right to use or misappropriate the proprietary knowledge we use in our business, primarily our proprietary recipes, which could have a material adverse effect on our business, results of operations or financial condition. The laws of China may not offer the same protection for intellectual property rights as the U.S. and other jurisdictions with more robust intellectual property laws.

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

Our licensor may not be able to adequately protect its intellectual property, which could harm the value of the KFC, Pizza Hut and Taco Bell brands and branded products and adversely affect our business, results of operations and financial condition.

The success of our business depends in large part on our continued ability to use the trademarks, service marks, recipes and other components of the KFC, Pizza Hut and Taco Bell branded systems that we license from YUM pursuant to the master license agreement we entered into in connection with the separation.

2017 Form 10-K

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

Our sales are subject to seasonality. For example, we typically generate higher sales during Chinese festivities, holiday seasons as well as summer months, but relatively lower sales and lower operating profit during the second and fourth quarters. As a result of these fluctuations, softer sales during a period in which we have historically experienced higher sales could have a disproportionately negative effect on our full-year results, and comparisons of sales and results of operations within a financial year may not be able to be relied on as indicators of our future performance. Any seasonal fluctuations reported in the future may differ from the expectations of our investors.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including revenue recognition, long-lived asset impairment, impairment of goodwill and other intangible assets, lease accounting and share-based compensation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition. New accounting guidance may require systems and other changes that could increase our operating costs and/or change our financial statements. For example, implementing future accounting guidance related to leases and other areas impacted by the convergence project between the Financial Accounting Standards Board and the International Accounting Standards Board could require us to make significant changes to our lease management system or other accounting systems, and will result in changes to our financial statements.

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

2017 Form 10-K

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

We may fail to maintain effective disclosure controls and procedures and internal control over financial reporting, and our management and our independent registered public accounting firm may not be able to conclude that we have effective internal control over financial reporting at a reasonable assurance level. This may in turn cause investors to lose confidence in our financial statements and negatively impact the trading price of our common stock. Furthermore, we have incurred substantial costs, and may need to incur additional costs and use additional management and other resources, to comply with these requirements going forward.

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

2017 Form 10-K

The Chinese economy, markets and levels of consumer spending are influenced by many factors beyond our control, including current and future economic conditions, political uncertainty, unemployment rates, inflation, fluctuations in the level of disposable income, taxation, foreign exchange control, and changes in interest and currency exchange rates. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, foreign exchange control and fiscal measures and allocation of resources. Although the Chinese government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the restructuring of state assets and state-owned enterprises, and the establishment of improved corporate governance in business enterprises, a significant portion of productive assets in China is still owned or controlled by the Chinese government. The Chinese government also exercises significant control or influence over Chinese economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary and fiscal policies, regulating financial services and institutions and providing preferential treatment to particular industries or companies.

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

2017 Form 10-K

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

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The conversion of Chinese Renminbi (“RMB”) into foreign currencies, including U.S. dollars, is based on rates set by the People’s Bank of China (“PBOC”). RMB appreciated by more than 20% against U.S. dollar between July 2005 and July 2008. Between July 2008 and June 2010, the exchange rate between RMB and U.S. dollar remained within a narrow range and after June 2010, RMB appreciated slowly against U.S. dollar again. On August 11, 2015, however, RMB depreciated by approximately 2% against U.S. dollar, and exchange rate change of RMB against U.S. dollar occurred relatively suddenly. In 2016, RMB further fell more than 6% against U.S. dollar, while in 2017, RMB appreciated by over 6% against U.S. dollar. It is difficult to predict how market forces or Chinese or U.S. government policy may impact the exchange rate between RMB and U.S. dollar in the future.

Substantially all of our revenues and costs are denominated in RMB. As a Delaware holding company, we may rely on dividends and other fees paid to us by our subsidiaries in China. Any significant revaluation of RMB may materially affect our cash flows, net revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars. For example, an appreciation of RMB against U.S. dollar would make any new RMB-denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. Conversely, a significant depreciation of RMB against U.S. dollar may significantly reduce U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our common stock. If we decide to convert RMB into U.S. dollars for the purpose of making payments for dividends on our common stock, strategic acquisitions or investments or other business purposes, appreciation of U.S. dollar against RMB would have a negative effect on U.S. dollar amount available to us.

Few hedging options are available in China to reduce our exposure to exchange rate fluctuations. In addition, our currency exchange loss may be magnified by Chinese exchange control regulations that restrict our ability to convert RMB into foreign currency. As a result, fluctuations in exchange rates and restrictions on exchange may have a material adverse effect on your investment.

2017 Form 10-K

Governmental control of currency conversion and payments of foreign currency and RMB out of mainland China may limit our ability to utilize our cash balances effectively and affect the value of your investment.

The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of both foreign currency and RMB out of mainland China. Under our current corporate structure as a Delaware holding company, our income is primarily derived from the earnings from our Chinese subsidiaries. Substantially all revenues of our Chinese subsidiaries are denominated in RMB. Shortages in the availability of foreign currency and control on payments out of mainland China may restrict the ability of our Chinese subsidiaries to remit sufficient foreign currency and/or RMB to pay dividends or to make other payments to us, or otherwise to satisfy their obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, license fee payments and expenditures from trade-related transactions, can be made in foreign currencies or RMB without prior approval from China’s State Administration of Foreign Exchange (“SAFE”) and the PBOC by complying with certain procedural requirements. However, for any Chinese company, dividends can be declared and paid only out of the retained earnings of that company under Chinese law. Furthermore, approval from SAFE or its local branch may be required where RMB are to be converted into foreign currencies, and approval from SAFE and the PBOC or their branches may be required where foreign currency and/or RMB are to be remitted out of mainland China. Specifically, under the existing restrictions, without a prior approval from SAFE and the PBOC, cash generated from the operations of our subsidiaries in China may not be used to pay dividends to Yum China, pay the license fee to YUM, pay employees who are located outside mainland China, pay off debt owed by our subsidiaries to entities outside mainland China, or make capital expenditures outside mainland China.

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

Furthermore, because repatriation of funds and payment of license fees require the prior approval of SAFE and PBOC, such repatriation and payment could be delayed, restricted or limited. There can be no assurance that the rules and regulations pursuant to which SAFE and PBOC grant or deny approvals will not change in a way that adversely affects the ability of our Chinese subsidiaries to repatriate funds out of mainland China or pay license fees. Any such limitation could materially and adversely affect our ability to pay dividends or otherwise fund and conduct our business.

Changes in the laws and regulations of China or noncompliance with applicable laws and regulations may have a significant impact on our business, results of operations and financial condition.

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

2017 Form 10-K

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

2017 Form 10-K

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

2017 Form 10-K

It is unclear whether stockholders that acquired our stock through the distribution will be treated as acquiring such stock in an open market purchase. If such stock is not treated as acquired in an open market purchase, the listed transaction exception will not be available for transfers of such stock. We expect that transfers in open market transactions of our stock by corporate or other non-individual stockholders that have purchased our stock in open market transactions will not be taxable under the China indirect transfer rules due to the listed enterprise exception. Transfers, whether in the open market or otherwise, of our stock by corporate and other non-individual stockholders that acquired our stock in the distribution or in non-open market transactions may be taxable under the China indirect transfer rules and our China subsidiaries may have filing obligations in respect of such transfers, upon the request of relevant Chinese tax authorities. Transfers of our stock in non-open market transactions by corporate and other non-individual stockholders may be taxable under the China indirect transfer rules, whether or not such stock was acquired in open market transactions, and our China subsidiaries may have filing obligations in respect of such transfers upon the request of relevant Chinese tax authorities. Corporate and other non-individual stockholders may be exempt from taxation under the China indirect transfer rules with respect to transfers of our stock if they are tax resident in a country or region that has a tax treaty or arrangement with China that provides for a capital gains tax exemption and they qualify for that exemption.

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

As of December 31, 2017, we leased approximately 6,300 properties in China, and to our knowledge, the lessors of most properties leased by us, most of which are used as premises for our restaurants, had not registered the lease agreements with government authorities in China.

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

2017 Form 10-K

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

2017 Form 10-K

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

2017 Form 10-K

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

If our independent registered public accounting firm were denied, even temporarily, the ability to practice before the SEC, and we are unable to timely find another independent registered public accounting firm to audit and issue an opinion on our financial statements, our financial statements could be determined not to be in compliance with the requirements of the Exchange Act. Such a determination could ultimately lead to delisting of our common stock from the New York Stock Exchange. Moreover, any negative news about the proceedings against these audit firms may adversely affect investor confidence in companies with substantial China-based operations listed on securities exchanges in the United States. All of these factors could materially and adversely affect the market price of our common stock and our ability to access the capital markets.

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

2017 Form 10-K

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

On August 29, 2008, SAFE promulgated the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency registered capital into RMB by restricting how the converted RMB may be used. SAFE Circular 142 provides that RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within China with limited exceptions (e.g., by holding companies, venture capital or private equity firms). In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from the foreign currency registered capital of a foreign-invested company. The use of such RMB capital may not be altered without SAFE approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Such requirements are also known as the “payment-based foreign currency settlement system” established under SAFE Circular 142. Violations of SAFE Circular 142 could result in monetary or other penalties. Furthermore, SAFE promulgated a circular on November 9, 2010, known as Circular 59, and another supplemental circular on July 18, 2011, known as Circular 88, which both tightened the examination of the authenticity of settlement of foreign currency capital or net proceeds from overseas listings. SAFE further promulgated the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45, on November 9, 2011, which expressly prohibited foreign-invested enterprises from using registered capital settled in RMB converted from foreign currencies to grant loans through entrustment arrangements with a bank, repay intercompany loans or repay bank loans that have been transferred to a third party. Circular 142, Circular 59, Circular 88 and Circular 45 may significantly limit our ability to make loans or capital contributions to our Chinese subsidiaries and to convert such proceeds into RMB, which may adversely affect our liquidity and our ability to fund and expand our business in China.

2017 Form 10-K

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

2017 Form 10-K

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

2017 Form 10-K

Pursuant to the tax matters agreement, the Company and YCCL have agreed to indemnify YUM for a portion (tied to the relative market capitalization of YUM and the Company during the 30 trading days after the distribution) of any taxes and related losses resulting from the application of Bulletin 7 to the distribution. Alternatively, if Bulletin 7 applies to the distribution as a result of a breach by the Company or Company group members of certain representations or covenants, or due to certain actions of the Company or Company group members following the distribution, the Company and YCCL generally will indemnify YUM for all such taxes and related losses. Therefore, if YUM is subject to such Chinese tax with respect to the distribution, we may be required to make material payments to YUM under this indemnity. Such payments could have a material adverse effect on our financial condition.

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

2017 Form 10-K

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

Prior to the separation and distribution, our financial results were included within the consolidated results of YUM, and our reporting and control systems were appropriate for those of a subsidiary of a public company. We have only recently been directly subject to reporting and other requirements of the Exchange Act, and Section 404 of the Sarbanes-Oxley Act of 2002. As an independent company, we are subject to additional reporting and other requirements, which require, among other things, annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include a report from management on the effectiveness of our internal control over financial reporting in our annual report beginning with this Form 10-K. In addition, also beginning with this Form 10-K, our independent registered public accounting firm must report on the effectiveness of our internal control over financial reporting. These and other obligations have placed, and will continue to place, significant demands on our management, administrative and operational resources, including accounting and IT resources.

2017 Form 10-K

To comply with these requirements, we have implemented additional financial and management controls, reporting systems and procedures and hired additional staff. However, implementing any further necessary changes to our internal controls as a result of new business initiatives or otherwise may entail substantial costs and take significant time to complete. If we are unable to upgrade our financial and management controls, reporting systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, results of operations and financial condition.

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

Our management team has limited experience managing a publicly traded company, interacting with public company investors or complying with the increasingly complex laws and requirements pertaining to public companies. These requirements include record-keeping, financial reporting and corporate governance rules and regulations and involve significant regulatory oversight and reporting obligations under U.S. federal securities laws and the scrutiny of securities analysts and investors. These obligations require substantial attention from our management team and could divert its attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

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

2017 Form 10-K

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

The master license agreement includes non-compete provisions pursuant to which we generally agree to not compete with YUM. The master license agreement also contains other restrictions on our operations, including restrictions on us or our affiliates from engaging in a “competing business” in China and other countries in which YUM operates its brands during the term of the agreement and for 12 months following the expiration, termination or transfer of the agreement or an interest in the agreement.

These restrictions could materially and adversely affect our business, results of operations and financial condition.

2017 Form 10-K

YUM may fail to perform under certain transaction agreements that we entered into with it as part of the separation, and we may not have necessary systems and services in place when these transaction agreements expire.

In connection with the separation, the Company and YUM entered into several agreements, including among others a master license agreement, a separation and distribution agreement, a tax matters agreement, an employee matters agreement, a transition services agreement and a name license agreement. The master license agreement establishes a bilateral relationship between YUM and us for an initial term of 50 years subject to renewal as described in Item 1. “Business – Trademarks and Patents.” The separation and distribution agreement, tax matters agreement, employee matters agreement, transition services agreement and name license agreement determine, among other things, the allocation of assets and liabilities between the companies and include any necessary indemnifications related to liabilities and obligations. If YUM is unable to satisfy its obligations under these agreements, we could incur operational difficulties or losses that could have a material and adverse effect on our business, results of operations and financial condition.

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

2017 Form 10-K

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

2017 Form 10-K

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

•	foreign exchange issues;

•	the operating and stock price performance of comparable companies;

•	changes in the Company’s stockholder base due to the separation;

•	changes in the regulatory, legal and political environment in which we operate; or

•	market conditions in the restaurant industry and the domestic and worldwide economies as a whole.

The Company cannot guarantee the timing or amount of dividends on, or repurchases of, its common stock.

We intend to retain a significant portion of our earnings to finance the operation, development and growth of our business. Our board of directors declared a cash dividend of $0.10 per share of common stock of Yum China on October 4, 2017 and February 6, 2018, respectively. However, any future determination to declare and pay cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, actual or anticipated cash requirements, tax considerations, contractual or regulatory restrictions and such other factors as our board of directors deems relevant. Our board of directors has authorized a $550 million share repurchase program. However, repurchases under the program will be at the discretion of management and we cannot guarantee the timing or amount of any share repurchases. For more information, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

2017 Form 10-K

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

In connection with the separation and distribution, the Investors received shares of common stock, representing approximately 4.8% of the outstanding shares of Company common stock as of December 31, 2017. In addition, the Investors hold warrants to purchase approximately 4.3% of the outstanding shares of Company common stock as of December 31, 2017. Any shares issued as a result of the exercise of the warrants will have a dilutive effect on the Company’s earnings per share, which could adversely affect the market price of Company common stock. In addition, the Investors have the ability to acquire additional shares of Company common stock in the open market (subject to an aggregate beneficial ownership interest limit of 19.9%).

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

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions, summarized below, that could make it more difficult to acquire control of the Company by means of a tender offer, a proxy contest or otherwise, or to remove incumbent officers and directors. Further, as a Delaware corporation, we are subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These provisions might discourage certain types of coercive takeover practices and takeover bids that our board of directors may consider inadequate or delay acquisition attempts for us that holders of Company common stock might consider favorable.

•

Our amended and restated certificate of incorporation provides that our board of directors is divided into three classes through the date of the Company’s 2019 annual meeting, with one-third of the directors being up for election at the 2018 annual meeting and all of the directors being up for election at the 2019 annual meeting.

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

2017 Form 10-K

•

Our amended and restated certificate of incorporation provides that only our board of directors (or the chairman of our board of directors, our CEO or our secretary with the concurrence of a majority of our board of directors) may call special meetings of our stockholders.

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

As of year-end 2017, the Company leased land, building or both for approximately 6,300 units in China, which unit count includes land use rights for approximately 44 properties. The Company-owned units are further detailed as follows:

•	KFC leased land, building or both (including land use rights) for approximately 4,112 units.

•	Pizza Hut leased land, building or both (including land use rights) for approximately 2,166 units.

•	All Other Segments leased land, building or both (including land use rights) for approximately 29 units.

Company-owned restaurants in China are generally leased for initial terms of 10 to 20 years and generally do not have renewal options. The Company also leases its corporate headquarters in Shanghai and Dallas, Texas, and regional offices and test kitchen facilities in China, and owns land use rights for six non-store properties of Little Sheep. The Company subleases over 170 properties to franchisees. Additional information about the Company’s properties is included in Note 12 to the Consolidated and Combined Financial Statements in Part II, Item 8.

The Company believes that its properties are generally in good operating condition and are suitable for the purposes for which they are being used.

2017 Form 10-K

Item 3.	Legal Proceedings.

The Company is subject to various lawsuits covering a variety of allegations from time to time. The Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated and Combined Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows. Matters faced by the Company from time to time include, but are not limited to, claims from landlords, employees, customers and others related to operational, contractual or employment issues. There were no material legal proceedings as of December 31, 2017.

Item 4.	Mine Safety Disclosures.

Not applicable.

2017 Form 10-K

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Yum China common stock trades on the New York Stock Exchange (“NYSE”) under the symbol YUMC. Yum China common stock commenced trading on the NYSE on a “when-issued” basis on October 17, 2016 and began “regular way” trading on November 1, 2016. Prior to October 17, 2016, there was no public market for Yum China common stock.

The following sets forth, for the period indicated, the high and low NYSE composite closing sale prices for Yum China common stock.

2017
Fiscal Quarter	High	Low	Dividends Declared
First	$28.79	$25.97	$—
Second	38.41	25.86	—
Third	41.70	34.95	—
Fourth	42.99	35.63	0.10

2016
Fiscal Quarter	High	Low	Dividends Declared
Fourth (from October 17, 2016 to December 31, 2016)	$29.98	$24.24	$-

As of February 23, 2018, there were 49,207 holders of record of Yum China’s common stock. The number of registered holders does not include holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividends and Share Repurchases

We intend to retain a significant portion of our earnings to finance the operation, development and growth of our business. On October 4, 2017, the board of directors approved a regular quarterly cash dividend program, and declared an initial cash dividend of $0.10 per share on Yum China common stock, payable as of the close of business on December 21, 2017 to stockholders of record as of the close of business on November 30, 2017. Any determination to declare and pay future cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, actual or anticipated cash requirements, contractual or regulatory restrictions, tax considerations and such other factors as our board of directors deems relevant.

2017 Form 10-K

In addition, our ability to declare and pay any dividends on our stock may be restricted by earnings available for distribution under applicable Chinese laws. The laws, rules and regulations applicable to our Chinese subsidiaries permit payments of dividends only out of their accumulated profits, if any, determined in accordance with applicable Chinese accounting standards and regulations. Under Chinese law, an enterprise incorporated in China is required to set aside at least 10% of its after-tax profits each year, after making up previous years’ accumulated losses, if any, to fund certain statutory reserve funds, until the aggregate amount of such a fund reaches 50% of its registered capital. As a result, our Chinese subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. At the discretion of the board of directors, as an enterprise incorporated in China, each of our Chinese subsidiaries may allocate a portion of its after-tax profits based on Chinese accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

On February 7, 2017, we announced that our board of directors authorized a $300 million share repurchase program. On October 4, 2017, the board of directors increased Yum China’s existing share repurchase authorization from $300 million to an aggregate of $550 million. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. The following table provides information with respect to shares of common stock repurchased by the Yum China under this authorization during the year ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (millions)

4/1/17-4/30/17	36,600	$33.06	36,600	$299
5/1/17-5/31/17	1,036,002	$36.39	1,036,002	$261
6/1/17-6/30/17	1,650,832	$39.98	1,650,832	$195
7/1/17-7/31/17	523,595	$36.75	523,595	$176
8/1/17-8/31/17	108,667	$36.52	108,667	$172
9/1/17-9/30/17	—	—	—	—
10/1/17-10/31/17	—	—	—	—
11/1/17-11/30/17	—	—	—	—
12/1/17-12/31/17	—	—	—	—

Cumulative total	3,355,696	$38.18	3,355,696	$422

2017 Form 10-K

Stock Performance Graph

This graph compares the cumulative total return of our common stock from October 17, 2016, which is the date “when-issued” trading in our common stock commenced, through December 31, 2017, with the comparable cumulative total return of the S&P China BMI and MSCI Asia APEX 50, a peer group that includes the Company. The graph assumes that the value of the investment in our common stock and each index was $100 on October 17, 2016 and that all dividends were reinvested. We selected S&P China BMI and MSCI Asia APEX 50 for comparison, as YUMC is an index member of both of these indices.

	10/17/2016	12/31/2016	2/28/2017	5/31/2017	8/31/2017	12/31/2017

YUMC	$100	$102	$104	$150	$138	$156
S&P China BMI	$100	$95	$104	$113	$130	$141
MSCI Asia APEX 50	$100	$96	$106	$118	$132	$143

2017 Form 10-K

Item 6.	Selected Financial Data.

The following table presents our selected historical consolidated and combined financial data. We derived the Consolidated and Combined Statements of Income data and the Consolidated and Combined Cash Flows data for the years ended December 31, 2017, 2016 and 2015, and the Consolidated Balance Sheets data as of December 31, 2017 and 2016, as set forth below, from our audited Consolidated and Combined Financial Statements, which are included elsewhere in this Form 10-K. We derived the Combined Statements of Income (Loss) data and the Combined Cash Flows data for the years ended December 31, 2014 and 2013, and the Combined Balance Sheets data as of December 31, 2015 and 2014, as set forth below, from our audited Combined Financial Statements that are not included in this Form 10-K. We derived the Combined Balance Sheets data as of December 31, 2013, as set forth below, from our unaudited Combined Financial Statements that are not included in this Form 10-K.

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

2017 Form 10-K

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

Selected Financial Data

Yum China Holdings, Inc.

(in US$ millions, except per share and unit amounts)

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Consolidated and Combined Statements of Income (Loss) Data:
Revenues
Company sales	$6,998	$6,622	$6,789	$6,821	$6,800
Franchise fees and income	146	130	120	113	105
Total revenues	7,144	6,752	6,909	6,934	6,905
Costs and Expenses, Net
Company restaurants
Food and paper	2,033	1,919	2,159	2,207	2,258
Payroll and employee benefits	1,551	1,432	1,386	1,407	1,360
Occupancy and other operating expenses(a)	2,245	2,259	2,386	2,415	2,347
Company restaurant expenses	5,829	5,610	5,931	6,029	5,965
General and administrative expenses(b)	487	424	395	389	356
Franchise expenses(c)	69	71	70	64	60
Closures and impairment expenses, net	47	78	64	517	325
Refranchising gain, net(d)	(5)	(15)	(13)	(17)	(5)
Other income, net	(68)	(56)	(26)	(51)	(25)
Total costs and expenses, net	6,359	6,112	6,421	6,931	6,676
Operating Profit(e)	785	640	488	3	229
Interest income, net	25	11	8	14	5
Changes in fair value of financial instruments	—	21	—	—	—
Income Before Income Taxes	810	672	496	17	234
Income tax provision	(381)	(158)	(168)	(54)	(135)
Net income (loss) – including noncontrolling interests	429	514	328	(37)	99
Net income (loss) – noncontrolling interests	26	12	5	(30)	(27)
Net Income (Loss) – Yum China Holdings, Inc.(e)	403	502	323	(7)	126
Basic Earnings (Loss) Per Common Share	1.04	1.36	0.89	(0.02)	0.35
Diluted Earnings (Loss) Per Common Share	1.01	1.36	0.89	(0.02)	0.35
Consolidated and Combined Cash Flow Data:
Net cash provided by operating activities	$884	$866	$913	$777	$785
Capital spending	415	436	512	525	568
Consolidated and Combined Balance Sheet Data:
Total assets	$4,263	$3,727	$3,201	$3,257	$3,750
Property, plant and equipment, net	1,691	1,647	1,841	2,001	1,979
Total Equity – Yum China Holdings, Inc.	2,782	2,377	1,921	1,888	2,281
Other Data:
Adjusted Diluted Earnings Per Common Share(f)	$1.42	$1.28	$0.92	$0.98	$1.06
Number of stores at year-end
Company	6,307	6,008	5,768	5,417	5,026
Unconsolidated Affiliates	891	836	796	757	716
Franchisees	785	718	612	541	501
Total	7,983	7,562	7,176	6,715	6,243
Total Company system sales growth(g)
Reported	6%	(1)%	—%	1%	(1)%
Local currency(h)	8%	5%	2%	1%	(4)%
KFC system sales growth(g)
Reported	7%	0%	(2)%	(1)%	(7)%
Local currency(h)	9%	6%	(—)%	(1)%	(9)%
Pizza Hut system sales growth(g)
Reported	5%	(2)%	9%	11%	28%
Local currency(h)	7%	4%	11%	12%	25%
Cash dividends declared per Common Share	0.10	—	—	—	—

2017 Form 10-K

(a)

Occupancy and other operating expenses include license fees paid to YUM of $197 million, $199 million, $219 million, $217 million and $215 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(b)

General and administrative expenses include corporate expenses allocated from YUM of nil, $11 million, $12 million, $11 million and $12 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(c)

Franchise expenses include licenses fee paid to YUM of $48 million, $50 million, $50 million, $48 million and $47 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(d)	See Note 5 to the Consolidated and Combined Financial Statements for discussion of Refranchising gain, net.

(e)

Operating Profit for 2014 and 2013 includes $463 million and $295 million, respectively, of expense associated with non-cash impairment of our investment in Little Sheep. After considering the tax benefit associated with these losses and the portion of the net losses allocated to noncontrolling interests, Net Income (Loss)—Yum China Holdings, Inc. was negatively impacted by these impairments by $361 million and $258 million in 2014 and 2013, respectively. Excluding these impairments, Net income (Loss)—Yum China Holdings, Inc. was income of $354 million and $384 million in 2014 and 2013, respectively.

(f)

In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) throughout this Form 10-K, the Company provides adjusted measures which present certain operating results on a basis before Special Items. The Company uses adjusted measures as key performance measures of results of operations for the purpose of evaluating performance internally and Special Items are not included in any of our segment results. The adjusted measures are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of measures adjusted for Special Items provides additional information to investors to facilitate the comparison of past and present results, excluding items that the Company does not believe are indicative of our ongoing operations due to their nature. The 2017, 2016 and 2015 Special Items are described in further detail within our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Special Items in 2014 and 2013 negatively impacted Operating Profit by $463 million, or $1.00 per share, and $295 million, or $0.71 per share, due to the Little Sheep impairment, respectively.

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

2017 Form 10-K

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

Basis of Presentation

The Company separated from YUM on October 31, 2016, becoming an independent, publicly traded company as a result of a pro rata distribution of all outstanding shares of Yum China common stock to shareholders of YUM. Accordingly, the financial statements presented in this Form 10-K represent (i) for periods prior to October 31, 2016, the combined financial statements of YUM’s China businesses and operations when Yum China was a wholly- owned subsidiary of YUM (referred to as “Combined Financial Statements”) and (ii) for periods subsequent to October 31, 2016, the consolidated financial statements of the Company as a separate publicly traded company following its separation from YUM (referred to as “Consolidated Financial Statements”). Throughout this Form 10-K when we refer to the “financial statements,” we are referring to the “Consolidated and Combined Financial Statements,” unless the context indicates otherwise.

The Combined Financial Statements have been prepared on a standalone basis and are derived from YUM’s consolidated financial statements and underlying accounting records. Transactions between the Company and YUM that were not cash settled were considered to be effectively settled at the time the transactions are recorded. The Combined Financial Statements include all revenues, costs, assets and liabilities directly attributable to the Company either through specific identification or allocation. The Combined Statements of Income include allocations for certain of YUM’s Corporate functions which provide a direct benefit to the Company. These costs have been allocated based on Company system sales relative to YUM’s global system sales. System sales include the sales results of all restaurants regardless of ownership. All allocated costs have been deemed to have been paid to YUM in the period in which the costs were recorded. The Company considers the cost allocation methodology and results to be reasonable for the periods prior to October 31, 2016. However, the allocations may not be indicative of the actual expense that the Company would have experienced had the Company operated as an independent, publicly traded company for the periods prior to October 31, 2016. Upon the separation from YUM, Parent Company Investment was adjusted as a result of settlement of certain assets and liabilities with YUM and formed Yum China’s common stock and additional paid-in capital. See Note 2 to the Consolidated and Combined Financial Statements for further information.

Overview

Yum China Holdings, Inc. is the largest restaurant company in China, with over 7,900 restaurants as of year-end 2017. Our growing restaurant base consists of China’s leading restaurant brands and concepts, primarily KFC, Pizza Hut, East Dawning, Little Sheep and Taco Bell. Following our separation from YUM, we have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brand in China, excluding Hong Kong, Taiwan and Macau, and we own the East Dawning and Little Sheep concepts outright. We were the first major global restaurant brand when we entered China in 1987 and we have developed deep operating experience in the market. We have since grown to become one of China’s largest restaurant developers with locations in over 1,200 cities as of December 31, 2017.

2017 Form 10-K

KFC is the leading QSR brand in the PRC in terms of system sales and number of restaurants. As of December 31, 2017, KFC operated over 5,400 restaurants in over 1,200 cities across China. Measured by number of restaurants, we believe KFC has a two-to-one lead over the nearest Western QSR competitor in China and KFC continues to grow in both large and small cities. During the second quarter of 2017, we integrated the business of Pizza Hut Casual Dining and Pizza Hut Home Service as Pizza Hut. After the integration, Pizza Hut continues to be the leading CDR brand in China as measured by system sales and number of restaurants. We believe Pizza Hut has a four-to-one lead in terms of restaurants over its nearest Western CDR competitor in China. As of December 31, 2017, Pizza Hut operated over 2,100 restaurants in over 400 cities.

The operations of each of the concepts represent an operating segment of the Company within these Consolidated and Combined Financial Statements. We have two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of East Dawning, Little Sheep, Taco Bell and Daojia, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate.

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

•

Company Restaurant profit (“Restaurant profit”) is defined as Company sales less expenses incurred directly by our Company-owned restaurants in generating Company sales. Company restaurant margin as a percentage of sales is defined as Restaurant profit divided by Company sales. Within the Company Sales and Restaurant Profit analysis, Store Portfolio Actions represent the net impact of new-unit openings, acquisitions, refranchising and store closures, and Other primarily represents the impact of same-store sales as well as the impact of changes in costs such as inflation/deflation.

2017 Form 10-K

•

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides measures adjusted for Special Items, which include Adjusted Operating Profit, Adjusted Net Income, Adjusted Diluted Earnings Per Common Share, Adjusted Effective Tax Rate and Adjusted EBITDA, which we define as net income including noncontrolling interests adjusted for income tax, interest income, depreciation, amortization and other items, including store impairment charges. Special Items consist of reversal of (provision for) losses associated with sales of aircraft, incremental restaurant-level impairment upon separation, income from the reversal of contingent consideration previously recorded for a business combination, changes in fair value of financial instruments, the estimated one-time income tax charge as a result of the Tax Act, and the impact of the redemption of the Little Sheep noncontrolling interest. The Company excludes impact from Special Items for the purpose of evaluating performance internally. Special Items are not included in any of our segment results. These adjusted measures are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of these adjusted measures provides additional information to investors to facilitate the comparison of past and present results, excluding those items that the Company does not believe are indicative of our ongoing operations due to their nature.

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago and exclude the impact of Special Items. All system sales growth, same-store sales growth, Operating Profit and Net Income comparisons exclude the impact of foreign currency. Refer to Item 1. Business for a discussion on the seasonality of our operations.

In 2015, our sales and profits continued to be negatively impacted by the adverse publicity experienced in July 2014. Sales initially turned significantly positive as we lapped the supplier incident, but overall sales in the second half of 2015 trailed our expectations, particularly at Pizza Hut. In the second half of 2015, KFC grew same-store sales 3% in the third quarter and 6% in the fourth quarter, which was below our forecasts. Over the same period, Pizza Hut experienced same-store sales growth of 1% in the third quarter and a decline of 7% in the fourth quarter. We believe that this performance was driven primarily by (1) extraordinary volatility in financial markets, currency devaluation and overall softer economic conditions which weigh more heavily on the casual dining sector; (2) the impact of online delivery aggregators entering the casual dining space; and (3) marketing promotions which underperformed our expectations.

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

In 2017, the Company’s total revenues increased 8%, excluding F/X, attributable to solid sales performance at KFC with same-store sales growth of 5% and 1% same-store sales growth at Pizza Hut. The increase was also attributable to new unit openings of 691 or 6% net unit growth, bringing total store count to 7,983 across more than 1,200 cities. Increase in operating profit was driven by strong sales and margin expansion, which was also aided by the impact of retail tax structure reform. Net income for 2017 decreased 20% and, excluding the estimated one-time income tax charge of $164 million recorded in the fourth quarter 2017 related to the Tax Act, increased 24%, excluding F/X.

2017 Form 10-K

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

2017 financial highlights are below:

	KFC	Pizza Hut	All other Segments	Total
System Sales Growth (Decline)(a)	9%	7%	(29)%	8%
Operating Profit Growth (Decline)(a)	29%	8%	(25)%	26%
Same-Store Sales Growth (Decline)(a)	5%	1%	(6)%	4%
New Unit Openings	408	180	103	691

(a)	System Sales, Operating Profit and Same-Store Sales percentages as shown in 2017 financial highlights exclude the impact of F/X.

The Consolidated and Combined Results of Operations for the years ended December 31, 2017, 2016 and 2015 are presented below:

	Year			% B/(W)(a)
	2017	2016	2015	2017		2016
Company sales	$6,998	$6,622	$6,789	6		(2)
Franchise fees and income	146	130	120	12		8
Total revenues	$7,144	$6,752	$6,909	6		(2)
Restaurant profit	$1,173	$1,012	$858	16		18
Restaurant margin %	16.8%	15.3%	12.6%	1.5	ppts.	2.7	ppts.
Operating Profit	$785	$640	$488	23		31
Interest income, net	25	11	8	NM		50
Changes in fair value of financial instruments	—	21	—	NM		NM
Income tax provision	(381)	(158)	(168)	NM		6
Net income – including noncontrolling interests	429	514	328	(16)		57
Net income – noncontrolling interests	26	12	5	NM		NM
Net Income –Yum China Holdings, Inc.	$403	$502	$323	(20)		55
Diluted Earnings Per Common Share	$1.01	$1.36	$0.89	(25)		53
Reported effective tax rate	47.0%	23.5%	33.9%
Adjusted Operating Profit	$782	$655	$503
Adjusted Net Income	$564	$472	$334
Adjusted Diluted Earnings Per Common Share	$1.42	$1.28	$0.92
Adjusted Effective Tax Rate	26.9%	26.2%	33.7%
Adjusted EBITDA	$1,249	$1,127	$998

(a)	Represents year-over-year change in percentage. NM refers to changes over 100%, from negative to positive amounts or from zero to an amount.

2017 Form 10-K

Performance Metrics

	2017	2016
System Sales Growth (Decline)	6%	(1)%
System Sales Growth, excluding F/X	8%	5%
Same-store Sales Growth	4%	—%

				% Increase
Unit Count	2017	2016	2015	2017	2016
Company-owned	6,307	6,008	5,768	5	4
Unconsolidated affiliates	891	836	796	7	5
Franchise	785	718	612	9	17
	7,983	7,562	7,176	6	5

2017 Form 10-K

Special Items

Special Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Year
Detail of Special Items	2017	2016	2015
Reversal of (provision for) losses associated with sale of aircraft(a) (See Note 5)	$—	$2	$(15)
Incremental restaurant-level impairment upon separation(b) (See Note 5)	—	(17)	—
Income from the reversal of contingent consideration(c)	3	—	—
Special Items Income (Expense) - Operating Profit	3	(15)	(15)
Changes in fair value of financial instruments(d) (See Note 11)	—	21	—
Tax benefit on Special Items(e)	—	16	4
Impact from the Tax Act(f)	(164)	—	—
Special Items income (expense), net of tax - including noncontrolling interests	(161)	22	(11)
Special Items expense, net of tax - noncontrolling interests(g)	—	(8)	—
Special Items Income (Expense), net of tax - Yum China Holdings, Inc.	$(161)	$30	$(11)
Weighted-average diluted shares outstanding	398,089,606	369,143,838	363,758,219
Special Items Diluted Earnings (Loss) Per Common Share	$(0.41)	$0.08	$(0.03)
Reconciliation of Reported Operating Profit to Adjusted Operating Profit
Reported Operating Profit	$785	$640	$488
Special Items Income (Expense) - Operating Profit	3	(15)	(15)
Adjusted Operating Profit	$782	$655	$503
Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$403	$502	$323
Special Items Income (Expense) - Net Income	(161)	30	(11)
Adjusted Net Income	$564	$472	$334
Reconciliation of Reported EPS to Adjusted EPS
Reported Diluted Earnings Per Common Share	$1.01	$1.36	$0.89
Special Items Diluted Earnings (Loss) Per Common Share	(0.41)	0.08	(0.03)
Adjusted Diluted Earnings Per Common Share	$1.42	$1.28	$0.92
Reconciliation of Reported Effective Tax Rate to Adjusted Effective Tax Rate
Reported Effective Tax Rate (See Note 17)	47.0%	23.5%	33.9%
Impact on tax rate as a result of Special Items(e)(f)	20.1%	(2.7)%	0.2%
Adjusted Effective Tax Rate	26.9%	26.2%	33.7%

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

2017 Form 10-K

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

(c)

During the year ended December 31, 2017, we recognized income from the reversal of contingent consideration previously recorded for a business combination as the likelihood of making payment became remote.

(d)

In connection with the investment agreement with strategic investors entered into on September 1, 2016, Yum China issued 19,145,169.42 shares of common stock on November 1, 2016, subject to adjustment (“Post-Closing Adjustment”) by December 30, 2016, and warrants to purchase additional shares of common stock. The Post-Closing Adjustment and the warrants were accounted for as derivative instruments and liability-classified equity contracts, respectively. These financial instruments were initially measured at fair value on the date of issuance, with subsequent changes in fair value of $21 million recognized in earnings during the year ended December 31, 2016. No subsequent fair value measurements were recognized after December 30, 2016. (See Note 11)

(e)     The tax benefit was determined based upon the impact of the nature of each Special Item tax effected at the 25% China tax rate or the historical 35% U.S. tax rate, except for the $21 million changes in fair value of financial instruments associated with the strategic investment which resulted in no income tax expense. Additionally, during the year ended December 31, 2016, we recognized a tax benefit of $26 million related to the legal entity restructuring of our Little Sheep business. Of this benefit, $12 million was attributed to previous Little Sheep impairment losses recognized within Special Items in 2013 and 2014 and as such was classified as a Special Item consistent with the classification of those historical impairments.

(f)     The Company incurred an estimated one-time income tax charge of $164 million in the fourth quarter of 2017, as a result of the Tax Act, due to the transition tax on deemed repatriation of accumulated undistributed earnings of foreign subsidiaries, and additional tax related to the revaluation of certain deferred tax assets.

(g)

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

2017 Form 10-K

Adjusted EBITDA

Reported net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	2017	2016	2015
Reconciliation of Reported Net Income to Adjusted EBITDA
Net income - noncontrolling interests	$26	$12	$5
Net Income - Yum China Holdings, Inc.	403	502	323
Income tax provision	381	158	168
Interest income, net	(25)	(11)	(8)
Changes in fair value of financial instruments	—	(21)	—
Reported Operating Profit	785	640	488
Depreciation and amortization	409	402	425
Store impairment charges (See Note 5)	58	70	70
Special Items (income) expense - Operating Profit	(3)	15	15
Adjusted EBITDA	$1,249	$1,127	$998

Segment Results

KFC

KFC delivered strong sales performance in 2017, marking the second year of positive same-store sales growth, led by the Company’s continued focus on innovative products, creating abundant value to our customers as well as upgrading ingredients to meet Chinese consumers’ needs. KFC also continued with its digital and delivery initiatives to enhance customer experience.  KFC loyalty program members exceeded 110 million at year-end 2017 and represented 38% of Company sales at KFC in the fourth quarter of 2017. Delivery sales accounted for 11% of Company sales at KFC in 2017 with over 3,200 stores across 900 cities offering delivery services at the end of 2017.

				% B/(W)				% B/(W)
				2017				2016
	2017	2016	2015	Reported		Ex F/X		Reported		Ex F/X
Company sales	$4,864	$4,572	$4,652	6		8		(2)		4
Franchise fees and income	134	124	116	8		10		7		13
Total revenues	$4,998	$4,696	$4,768	6		8		(2)		4
Restaurant profit	$880	$745	$620	18		21		20		27
Restaurant margin %	18.1%	16.3%	13.3%	1.8	ppts.	1.9	ppts.	3.0	ppts.	3.0	ppts.
G&A expenses	$176	$161	$150	(9)		(11)		(7)		(13)
Closure and impairment expenses, net	$20	$41	$50	52		51		18		13
Other income, net	$(56)	$(45)	$(33)	24		27		37		45
Operating Profit	$807	$644	$499	26		29		29		36

	2017	2016
System Sales Growth	7%	—%
System Sales Growth, excluding F/X	9%	6%
Same-Store Sales Growth	5%	3%

2017 Form 10-K

				% Increase
Unit Count	2017	2016	2015	2017	2016
Company-owned	4,112	3,913	3,821	5	2
Unconsolidated affiliates	891	836	796	7	5
Franchise	485	475	386	2	23
	5,488	5,224	5,003	5	4

	2016	New Builds	Closures	Refranchised	2017
Company-owned	3,913	320	(111)	(10)	4,112
Unconsolidated affiliates	836	73	(16)	(2)	891
Franchise	475	15	(17)	12	485
Total	5,224	408	(144)	—	5,488

	2015	New Builds	Closures	Refranchised	Acquired	2016
Company-owned	3,821	251	(87)	(73)	1	3,913
Unconsolidated affiliates	796	56	(9)	(7)	—	836
Franchise	386	16	(6)	80	(1)	475
Total	5,003	323	(102)	—	—	5,224

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2017 vs. 2016
Income (Expense)	2016	Store Portfolio Actions	Other	F/X	2017
Company sales	$4,572	$143	$235	$(86)	$4,864
Cost of sales	(1,372)	(43)	(65)	26	(1,454)
Cost of labor	(933)	(30)	(65)	16	(1,012)
Occupancy and other operating expenses	(1,522)	(37)	16	25	(1,518)
Restaurant profit	$745	$33	$121	$(19)	$880

	2016 vs. 2015
Income (Expense)	2015	Store Portfolio Actions	Other	F/X	2016
Company sales	$4,652	$59	$122	$(261)	$4,572
Cost of sales	(1,513)	(11)	74	78	(1,372)
Cost of labor	(903)	(11)	(73)	54	(933)
Occupancy and other operating expenses	(1,616)	(9)	16	87	(1,522)
Restaurant profit	$620	$28	$139	$(42)	$745

In 2017, the increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net unit growth. Significant other factors impacting Company sales and Restaurant profit were same-store sales growth and the favorable impact from retail tax structure reform (primarily in cost of sales), partially offset by higher labor costs mainly due to wage inflation of 7%, promotion costs and commodity inflation of 1%.

2017 Form 10-K

In 2016, the increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net unit growth, partially offset by the impact of more refranchising. Significant other factors impacting Company sales and/or Restaurant profit were the favorable impact of cost favorability from retail tax structure reform (primarily in cost of sales), Company same-store sales growth of 3% and lower utility cost, partially offset by higher labor costs including wage inflation of 8%, and commodity inflation of 1%.

Franchise Fees and Income

In 2017, the increase in Franchise fees and income, excluding the impact of F/X, was driven by the impact of net unit growth, refranchising and same-store sales growth for the unconsolidated affiliates and franchisees.

In 2016, the increase in Franchise fees and income, excluding the impact of F/X, was driven by the impact of refranchising.

G&A Expenses

In both 2017 and 2016, the increase in G&A expenses, excluding the impact of F/X, was driven by higher compensation due to wage inflation and higher incentive compensation associated with better operating results of KFC.

Operating Profit

In 2017, the increase in Operating Profit, excluding the impact of F/X, was driven by the impact of same-store sales growth, the favorable impact of retail tax structure reform and net unit growth and lower closure and impairment expenses, partially offset by higher restaurant operating costs due to wage inflation and promotion costs, and higher G&A expenses.

In 2016, the increase in Operating Profit, excluding the impact of F/X, was driven by the impact of same-store sales growth, lower restaurant operating costs, including the favorable impact of the retail tax structure reform, and net new unit growth, partially offset by higher G&A expenses. In addition, the leap year in 2016 added an extra day in February resulting in incremental Operating Profit of $5 million.

2017 Form 10-K

Pizza Hut

Pizza Hut showed improvement in sales performance in 2017 ending the year with 1% same-store sales growth which marks the first year of positive growth since 2013. The revitalization strategy of Pizza Hut focuses on fixing the fundamentals, including investments in product upgrades, enhancing digital capabilities through expanding the user base, integrating delivery system of Pizza Hut Casual Dining and Pizza Hut Home Service while working closely with aggregators and experimenting with new store formats to drive further growth.

				% B/(W)				% B/(W)
				2017				2016
	2017	2016	2015	Reported		Ex F/X		Reported		Ex F/X
Company sales	$2,090	$1,993	$2,040	5		7		(2)		3
Franchise fees and income	2	2	1	15		16		NM		NM
Total revenues	$2,092	$1,995	$2,041	5		7		(2)		3
Restaurant profit	$292	$267	$237	9		12		13		20
Restaurant margin %	13.9%	13.4%	11.6%	0.5	ppts.	0.6	ppts.	1.8	ppts.	1.9	ppts.
G&A expenses	$108	$100	$91	(8)		(10)		(10)		(16)
Closure and impairment expenses, net	$27	$17	$8	(60)		(61)		NM		NM
Operating Profit	$157	$149	$139	5		8		8		16

	2017	2016
System Sales Growth (Decline)	5%	(2)%
System Sales Growth, excluding F/X	7%	4%
Same-Store Sales Growth (Decline)	1%	(7)%

				% Increase
Unit Count	2017	2016	2015	2017	2016
Company-owned	2,166	2,057	1,887	5	9
Franchise	29	24	16	21	50
	2,195	2,081	1,903	5	9

	2016	New Builds	Closures	Refranchised	2017
Company-owned	2,057	180	(66)	(5)	2,166
Franchise	24	—	—	5	29
Total	2,081	180	(66)	—	2,195

	2015	New Builds	Closures	Refranchised	2016
Company-owned	1,887	215	(42)	(3)	2,057
Franchise	16	5	—	3	24
Total	1,903	220	(42)	—	2,081

2017 Form 10-K

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2017 vs. 2016
Income (Expense)	2016	Store Portfolio Actions	Other	F/X	2017
Company sales	$1,993	$125	$9	$(37)	$2,090
Cost of sales	(527)	(34)	(15)	10	(566)
Cost of labor	(483)	(32)	(12)	8	(519)
Occupancy and other operating expenses	(716)	(35)	26	12	(713)
Restaurant profit	$267	$24	$8	$(7)	$292

	2016 vs. 2015
Income (Expense)	2015	Store Portfolio Actions	Other	F/X	2016
Company sales	$2,040	$202	$(134)	$(115)	$1,993
Cost of sales	(611)	(52)	105	31	(527)
Cost of labor	(457)	(56)	2	28	(483)
Occupancy and other operating expenses	(735)	(73)	52	40	(716)
Restaurant profit	$237	$21	$25	$(16)	$267

In 2017, the increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net unit growth. Significant other factors impacting Company sales and Restaurant profit were the favorable impact from retail tax structure reform (primarily in cost of sales), Company same-store sales growth of 1% and labor efficiency, partially offset by higher labor costs including wage inflation of 6%, promotion and product upgrade costs.

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

G&A Expenses

In both 2017 and 2016, the increase in G&A expenses, excluding the impact of F/X, was driven by higher compensation costs due to wage inflation and increased headcount.

Operating Profit

In 2017, the increase in Operating Profit, excluding the impact of F/X, was primarily driven by the favorable impact of retail tax structure reform, net unit growth and same-store sales growth, partially offset by higher operating costs due to wage inflation and promotion and products upgrades costs, higher G&A expenses, and higher closure and impairment expenses, some of which was associated with the impact from the Pizza Hut businesses integration.

In 2016, the increase in Operating Profit, excluding the impact of F/X, was primarily driven by lower restaurant operating costs, including the favorable impact of the retail tax structure reform, and net unit growth, partially offset by same-store sales declines of 7% and higher G&A expenses.

2017 Form 10-K

All Other Segments

All Other Segments includes East Dawning, Little Sheep, Taco Bell and Daojia.

				% B/(W)				% B/(W)
				2017				2016
	2017	2016	2015	Reported		Ex F/X		Reported		Ex F/X
Company sales	$44	$57	$97	(23)		(21)		(41)		(37)
Franchise fees and income	10	4	3	NM		NM		18		25
Total revenues	$54	$61	$100	(12)		(11)		(38)		(35)
Restaurant profit	$1	$(1)	$1	NM		NM		NM		NM
Restaurant margin %	3.1%	(0.3)%	1.3%	3.4	ppts.	3.4	ppts.	(1.6)	ppts.	(1.7)	ppts.
G&A expenses	$18	$10	$10	(76)		(78)		—		(5)
Closure and impairment expenses, net	$—	$3	$6	(85)		(85)		45		41
Operating Loss	$(5)	$(4)	$(8)	(28)		(25)		33		29

In both 2017 and 2016, the decrease in Company sales, excluding the impact of F/X, was primarily driven by unit closures and refranchising.

In 2017, G&A expenses increased mainly due to G&A expenses incurred by Daojia.

In 2017, Operating Loss increased slightly due to operating loss generated by Daojia, partially offset by operating profits at Little Sheep. In 2016, the decrease in Operating Loss, excluding the impact of F/X, was driven by lower operating losses at Little Sheep.

Corporate & Unallocated

				% B/(W)
Income (Expense)	2017	2016	2015	2017		2016
Corporate G&A expenses	$(185)	$(153)	$(144)	(21)		(6)
Unallocated closures and impairments (See Note 5)	—	(17)	—	NM		NM
Refranchising gain (See Note 5)	5	15	13	(63)		9
Other unallocated (See Note 7)	6	6	(11)	(6)		NM
Interest income, net	25	11	8	NM		50
Income tax provision (See Note 17)	(381)	(158)	(168)	NM		6
Effective tax rate (See Note 17)	47.0%	23.5%	33.9%	(23.5)	ppts.	10.4	ppts.

Corporate G&A Expenses

In 2017, the increase in Corporate G&A expenses, excluding the impact of F/X, resulted from the increases in employee compensation and other expenses attributable to hiring additional personnel, as well as professional services to perform public company functions.

In 2016, the increase in Corporate G&A expenses, excluding the impact of F/X, resulted from higher compensation costs due to higher incentive compensation associated with better operating results of the Company and wage inflation, and the expenses associated with becoming an independent, publicly-listed company.

2017 Form 10-K

Unallocated Closures and Impairments

In 2016, unallocated closures and impairments represent the restaurant-level incremental impairment expense of $17 million associated with the 3% license fee paid to YUM which was not included in our restaurant impairment indicator and recoverability tests prior to the separation. See Note 5.

Other Unallocated

In 2017, Other unallocated primarily includes the reversal of contingent consideration previously recorded for a business combination as the likelihood of making payment became remote. See Note 7.

In 2016, Other unallocated primarily includes the reversal of loss associated with the disposal of a corporate aircraft and insurance recoveries related to the 2012 poultry supply incident. See Note 7.

In 2015, Other unallocated primarily includes the write-down related to our decision to dispose of a corporate aircraft, partially offset by insurance recoveries related to the 2012 poultry supply incident. See Note 7.

Interest Income, Net

The increase in interest income, net for 2017 was driven by higher returns on larger balances of short-term investments and time deposits.

The increase in interest income, net for 2016 was driven by higher returns on short-term investments and time deposits.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%, a 10% withholding tax on repatriation of earnings outside of China, and U.S. corporate income tax, if any. Our effective tax rate was 47.0%, 23.5% and 33.9% in 2017, 2016 and 2015, respectively. The higher effective tax rate in 2017 was due to the estimated one-time income tax charge of $164 million as a result of the Tax Act. The lower effective tax rate in 2016 was due to the recognition of tax benefit of $26 million as a result of the legal entity restructuring of our Little Sheep business completed prior to the separation.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

The Tax Act

In December 2017, the U.S. enacted the Tax Act, which included a broad range of tax reforms, including, but not limited to, the establishment of a flat corporate income tax rate of 21%, the elimination or reduction of certain business deductions and the imposition of tax on deemed repatriation of accumulated undistributed foreign earnings. The Tax Act has impacted Yum China in two material aspects: all of the foreign-source dividends received by Yum China from its foreign subsidiaries will be exempted from taxation starting from tax year beginning after December 31, 2017 and Yum China recorded, in the fourth quarter of 2017, an additional income tax expense of $163.9 million which includes an estimated one-time transition tax of $129.8 million on the deemed repatriation of accumulated undistributed foreign earnings, $4.5 million primarily related to the remeasurement of certain deferred tax assets based on the rates at which they are expected to reverse in the future, and the valuation allowance of $29.6 million for certain deferred tax assets.

2017 Form 10-K

The Tax Act requires complex computations with significant estimates to be performed, significant judgments to be made in interpretation of the provisions, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, the SEC and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our current interpretation. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. We expect to complete our analysis within the measurement period not exceeding one year from the enactment date in accordance with SAB 118.

Tax Examination on Transfer Pricing

We are subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other taxing authorities with respect to income and non-income based taxes. Currently we are under a national audit on transfer pricing by the SAT in China regarding our related party transactions for the period from 2006 to 2015. A few meetings with the SAT took place to discuss the progress of the audit, and it is reasonably possible that there could be significant development within the next 12 months. The ultimate assessment will depend upon further review of the information provided and ongoing discussions with the SAT and in-charge local tax authorities, and therefore it is not possible to estimate the potential impact. We will continue to defend our transfer pricing position. However, if the SAT prevails in the assessment of additional tax due based on its ruling, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations and cash flows.

PRC Value-Added Tax

Effective May 1, 2016, the Chinese government implemented reform to its retail tax structure, which is intended to be a progressive and positive shift to more closely align with a more modern service-based economy. Under this reform, a 6% output VAT replaced the 5% BT previously applied to certain restaurant sales. Input VAT would be creditable to the aforementioned 6% output VAT.

Entities that are VAT general taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity by entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as an input VAT credit asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, in the Consolidated and Combined Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT credit asset for recoverability assessment. We evaluate the recoverability of the net VAT credit asset based on our estimated operating results and capital spending, which inherently includes significant assumptions subject to change.

As of December 31, 2017, an input VAT credit asset of $176 million and payable of $2 million were recorded in Other assets and other current liabilities, respectively, in the Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against net VAT payables more than one year from December 31, 2017. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the Company expected to use the credit within one year.

2017 Form 10-K

We have been benefiting from the retail tax structure reform since it was implemented on May 1, 2016. However, the amount of our expected benefit from this VAT regime depends on a number of factors, some of which are outside of our control. The interpretation and application of the new VAT regime are not settled at some local governmental levels. In addition, the timetable for enacting the prevailing VAT regulations into national VAT law, including ultimate enacted VAT rates, is not clear. As a result, for the foreseeable future, the benefit of this significant and complex VAT reform has the potential to fluctuate from quarter to quarter.

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

Consolidated and Combined Cash Flows

Net cash provided by operating activities was $884 million in 2017 as compared to $866 million in 2016. The increase was primarily driven by higher Operating Profit, partially offset by higher cash outflow due to timing of payments for inventory and payment of accounts payable, and lapping the cash flow reduction in 2016 associated with increase in accounts receivable due from franchisees and unconsolidated affiliates as a result of launching the central procurement model.

In 2016, net cash provided by operating activities was $866 million as compared to $913 million in 2015. The decrease was primarily driven by increased inventory procurement and timing of payments for inventory, and a related increase in accounts receivable driven by amounts due from franchisees and unconsolidated affiliates as the Company adopted a central procurement model in August 2016, and an increase in VAT credit asset associated with the benefit from the retail tax structure reform, partially offset by higher Operating Profit.

Net cash used in investing activities was $557 million in 2017 as compared to $471 million in 2016. The increase was primarily driven by increased volume of short-term investments and acquisition of Daojia in 2017, lapping cash proceeds generated from refranchising in 2016.

In 2016, net cash used in investing activities was $471 million as compared to $493 million in 2015. The decrease was primarily driven by lower capital spending, partially offset by increased purchases of short-term investments.

Net cash used in financing activities of $185 million in 2017 as compared to net cash provided by financing activities of $93 million in 2016. The decrease in cash provided by financing activities was mainly related to share repurchases and cash dividends paid to shareholders in 2017, lapping proceeds from issuance of common stock and warrants offset by changes in net parent investment in 2016.

In 2016, net cash provided by financing activities was $93 million as compared to net cash used in financing activities of $216 million in 2015. The increase in cash provided by financing activities was primarily driven by proceeds from issuance of common stock and warrants, partially offset by changes in net parent investment.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores and from our franchise operations and dividend payments from our unconsolidated affiliates.

2017 Form 10-K

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

Generally, our income is subject to the Chinese statutory tax rate of 25%. However, to the extent our cash flows from operations exceed our China cash requirements, the excess cash may be subject to an additional 10% withholding tax levied by the Chinese tax authority.

Dividends and Share Repurchases

On February 7, 2017, we announced that our board of directors authorized a $300 million share repurchase program. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. On October 4, 2017, the board of directors increased Yum China’s existing share repurchase authorization from $300 million to an aggregate of $550 million. As of December 31, 2017, the Company has repurchased $128 million or 3,355,696 shares of common stock under the repurchase program.

Our ability to declare and pay any dividends on our stock may be restricted by earnings available for distribution under applicable Chinese laws. The laws, rules and regulations applicable to our Chinese subsidiaries permit payments of dividends only out of their accumulated profits, if any, determined in accordance with applicable Chinese accounting standards and regulations. Under Chinese law, an enterprise incorporated in China is required to set aside at least 10% of its after-tax profits each year, after making up previous years’ accumulated losses, if any, to fund certain statutory reserve funds, until the aggregate amount of such a fund reaches 50% of its registered capital. As a result, our Chinese subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. At the discretion of the board of directors, as an enterprise incorporated in China, each of our Chinese subsidiaries may allocate a portion of its after-tax profits based on Chinese accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

On October 4, 2017, the board of directors also approved a regular quarterly cash dividend program, and declared an initial cash dividend of $0.10 per share on Yum China common stock. The cash dividend totaling $38 million was paid to shareholders in December 2017.

2017 Form 10-K

On February 6, 2018, the board of directors declared a cash dividend of $0.10 per share, payable on March 21, 2018, to stockholders of record as of the close of business on February 28, 2018.

Borrowing Capacity

As of December 31, 2017, the Company had total credit facilities of RMB1,700 million (approximately $261 million) in the aggregate.

The credit facilities have terms ranging from one to three years. Each credit facility bears interest based on the prevailing rate stipulated by the PBOC and contains financial covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Interest on any outstanding borrowings is due at least monthly. As of December 31, 2017, the full amount of borrowings were available to us under each facility.

Contractual Obligations

Our significant contractual and other long-term obligations and payments as of December 31, 2017 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Leases(a)	$45	$3	$6	$8	$28
Operating Leases(a)	3,120	481	874	695	1,070
Purchase Obligations(b)	356	356	—	—	—
Transition Tax (c)	83	7	13	13	50
Total Contractual Obligations	$3,604	$847	$893	$716	$1,148

(a)	These obligations, which are shown on a nominal basis, relate primarily to more than 6,200 Company-owned restaurants. See Note 12.

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

(c)

This amount represents an estimated transition tax payable on the deemed repatriation of accumulated undistributed foreign earnings after utilizing existing qualified foreign tax credits, which is to be paid over a maximum of eight years beginning in 2018.

We have not included in the contractual obligations table approximately $35 million of liabilities for unrecognized tax benefits relating to various tax positions we have taken. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. These liabilities exclude amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

Off-Balance Sheet Arrangements

See the Unconsolidated Affiliates Guarantees sections of Note 19 for discussion of our off-balance sheet arrangements.

2017 Form 10-K

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard. ASU 2014-09 is now effective for the Company in our first quarter of fiscal 2018 with early adoption permitted in the first quarter of 2017. The standard allows for either a full retrospective or modified retrospective transition method. In March, April and May 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The Company will adopt these standards in the first quarter of 2018 and apply the full retrospective approach. These standards will not have an impact on our recognition of revenue from Company-owned restaurants or our recognition of continuing fees from franchisees, which are based on a percentage of franchise sales. However, the initial fees from franchisees, which are currently recognized as revenue when we have performed substantially all initial services required by the franchise agreement, generally upon the opening of a store, will be recognized over the term of the franchise agreement because the franchise rights will be accounted for as rights to access our symbolic intellectual property. This will result in additional deferred revenue associated with the franchise right upon adoption of the new standard. We recognized $11 million of initial fees, including renewal fees, as revenue during the year ended December 31, 2017. The standards will also have an impact on certain transactions with unconsolidated affiliates and franchisees such as franchisee contributions to and subsequent expenditures from advertising programs, inventory procurement and other services provided for unconsolidated affiliates and franchisees. These transactions are currently either not included or presented on a net basis in our statements of income or cash flows based on industry-specific guidance included in current GAAP, which will be superseded by the new standards. Under the new standards, we consider ourselves the principal in these arrangements as we have the ability to control a promised good or service before transferring that good or service to the customer. Therefore we would include such transactions in revenues and expenses within our Consolidated Statements of Income and Cash Flows. While such change has the potential to materially impact our gross amount of reported revenues and expenses, such impact would largely be offsetting and we would not expect there to be a significant impact on our reported Net Income. The new guidance also requires enhanced disclosures, including the identification of performance obligations and significant judgments in measurement and recognition.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) (ASU 2015-11), which requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for the Company in our first quarter of fiscal 2017 with early adoption permitted. We adopted ASU 2015-11 during the quarter ended February 28, 2017, and such adoption did not have a material impact on our financial statements.

2017 Form 10-K

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the Company in our first quarter of fiscal 2019, with early adoption permitted. The standard must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We expect that this standard will have a material effect on our financial statements. While we are continuing to assess the effect of adoption, we currently believe the most significant changes relate to the recognition of right-of-use (“ROU”) assets and lease liabilities on our balance sheet for operating leases of the land and/or building of our restaurants and office space. At December 31, 2017, we operated more than 6,200 restaurants, leasing the underlying land and/or building, with our commitments expiring within 20 years from the inception of the lease. The amount of our future minimum lease payments under operating leases was approximately $3 billion as of December 31, 2017. We anticipate continuing to add more restaurants and increase our leasing activity between now and adoption.

In March 2016, the FASB issued ASU No. 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 450-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-04). ASU 2016-04 requires the recognition of the expected breakage amount (i.e., derecognize the liability) either (1) proportionally in earnings as redemptions occur, or (2) when redemption is remote, if issuers are not entitled to breakage. ASU 2016-04 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt this standard in the first quarter of 2018. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 includes provisions to simplify several aspects of accounting for share-based payment transactions, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liability, and classification on the statement of cash flows. ASU 2016-09 includes a requirement that the tax effect related to the settlement of share-based awards be recorded within income tax expense or benefit in the income statement. The simplification of income tax accounting for share-based payment transactions also impacts the computation of weighted-average diluted shares outstanding under the treasury stock method. ASU 2016-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-09 during the quarter ended February 28, 2017 and the impact of the adoption resulted in the following:

•

The Company elected to continue to estimate the number of awards expected to be forfeited and adjust the estimate when appropriate, as is currently required. This adoption did not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

•

The Company recorded an excess tax benefit of $7.6 million within provision for income taxes during the year ended December 31, 2017 related to excess tax benefits on awards, on a prospective basis. Prior to adoption, the tax effect of share-based awards would have been recognized in additional paid-in capital.

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

2017 Form 10-K

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company in our first quarter of 2020, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (ASU 2016-15), which provides clarification regarding how certain cash receipts and cash payment are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt this standard in the first quarter of 2018 using a retrospective transition method with early adoption permitted. We will adopt the standard in the first quarter of 2018, and do not expect the adoption of this standard to have a material impact on our financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The guidance will require a modified retrospective application with a cumulative adjustment to opening retained earnings at the beginning of the first quarter of 2018, with early adoption permitted. We will adopt the standard in the first quarter of 2018, and do not expect the adoption of this standard to have a material impact on our financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires that entities show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We will adopt the standard in the first quarter of 2018, and do not expect the adoption of this guidance to have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We will adopt the standard in the first quarter of 2018, and do not expect the adoption of this guidance to have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. ASU 2017-04 is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We adopted ASU 2017-04 for the fiscal year ended December 31, 2017, and such adoption did not have a material impact on our financial statements.

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

2017 Form 10-K

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

Loyalty Programs

KFC and Pizza Hut each operates a loyalty program which allows registered members to earn points for each qualifying purchase. Points, which generally expire 18 months after being earned, may be redeemed for a coupon that could be used primarily against future purchases of KFC or Pizza Hut branded products for free or at a discounted price. Points cannot be redeemed or exchanged for cash. The value of points earned by the loyalty program members is recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed, with a corresponding deferred revenue liability included in Accounts payable and other current liabilities in the Consolidated Balance Sheets. We recognize revenue when (i) the points are converted to a coupon and the coupon is redeemed by the customer; (ii) the coupon expires; or (iii) the likelihood of the points being converted into a coupon and the coupon being redeemed by a customer is remote. The value of the future redemption obligations are estimated using statistical formulas that project timing of future point redemptions based on historical levels, including an estimate of the breakage for points that members will never redeem, and an estimate of the points that members will eventually redeem.

Impairment or Disposal of Long-Lived Assets

We review long-lived assets of restaurants (primarily property, plant and equipment (“PP&E”) and allocated intangible assets subject to amortization) semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We evaluate recoverability based on the restaurant’s forecasted undiscounted cash flows, which incorporate our best estimate of sales growth and margin improvement based upon our plans for the unit and actual results at comparable restaurants. Our restaurant impairment indicator and recoverability tests did not include a deduction for license fees paid to YUM when we reviewed long-lived assets before our separation on October 31, 2016. However, such license fee paid to YUM is included in the impairment indicator and recoverability tests after the separation as part of our review, as our relationship with YUM changed from one between subsidiary and parent prior to the separation to the one between the licensee and a third-party licensor after the separation. As a result of including the license fees paid to YUM, the additional impairment assessment performed as of November 1, 2016 resulted in incremental restaurant-level impairment of $17 million. For restaurant assets that are deemed not to be recoverable, we write down the impaired restaurant to its estimated fair value. Key assumptions in the determination of fair value are the future after-tax cash flows of the restaurant, which are reduced by future royalties a franchisee would pay, and a discount rate. The after-tax cash flows incorporate reasonable sales growth and margin improvement assumptions that would be used by a franchisee in the determination of a purchase price for the restaurant. Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions.

2017 Form 10-K

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

The discount rate used in the fair value calculations is our estimate of the required rate-of-return that a franchisee would expect to receive when purchasing a similar restaurant or groups of restaurants and the related long-lived assets. The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

We evaluate indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist. We perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter. When we evaluate these assets for impairment, we have the option to first perform a qualitative assessment to determine whether an intangible asset group is impaired.  If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of the intangible asset group is less than its carrying amount, we will then perform quantitative assessment. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset. We only have one material indefinite-lived intangible asset, which is our Little Sheep trademark. The Little Sheep trademark has a book value of $56 million and $53 million at December 31, 2017 and 2016, respectively.

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

In 2017, we elected to perform the qualitative impairment assessment for the Little Sheep trademark by evaluating all pertinent factors, including but not limited to macroeconomic conditions, industry and market conditions and financial performance and concluded that it was more likely than not that the asset was not impaired.

Impairment of Goodwill

We evaluate goodwill for impairment on an annual basis as of the beginning of our fourth quarter or more often if an event occurs or circumstances change that indicates impairment might exist. When we evaluate goodwill for impairment, we have the option to first perform a qualitative assessment to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we will then perform quantitative assessment. Our reporting units are our individual operating segments. Fair value is the price a willing buyer would pay for the reporting unit, and is generally estimated using discounted expected future after-tax cash flows from Company-owned restaurant operations and franchise royalties.

2017 Form 10-K

Future cash flow estimates and the discount rate are the key assumptions when estimating the fair value of a reporting unit. Future cash flows are based on growth expectations relative to recent historical performance and incorporate sales growth and margin improvement assumptions that we believe a third-party buyer would assume when determining a purchase price for the reporting unit. The sales growth and margin improvement assumptions that factor into the discounted cash flows are highly correlated as cash flow growth can be achieved through various interrelated strategies such as product pricing and restaurant productivity initiatives. The discount rate is our estimate of the required rate-of-return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

Our goodwill of $79 million as of December 31, 2016 was related to KFC and Pizza Hut reporting units. It was increased to $108 million as of December 31, 2017 primarily due to the acquisition of Daojia, which was a separate reporting unit. We performed qualitative impairment assessment for each of our individual reporting unit of KFC and Pizza Hut in 2017. The fair value of each reporting unit was substantially in excess of the respective carrying value as of the annual assessment date in 2017, and no changes in events or circumstances have occurred that indicate that impairment may exist. We also elected to perform qualitative impairment assessment for Daojia reporting unit as the acquisition was completed in the second quarter of 2017 and no changes in events or circumstances have occurred that indicate that impairment may exist. No impairment charge was recorded in 2017, 2016 and 2015.

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

2017 Form 10-K

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

We estimated the fair value of our share-based awards at the grant date using the Black-Scholes option-pricing model. It should be noted that the option-pricing model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate and, as a result, our operating profit and net income.

Under the Black-Scholes option-pricing model, we made a number of assumptions regarding the fair value of the share-based awards, including:

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

2017 Form 10-K

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

Income Taxes

Prior to October 31, 2016, our operations have historically been included in the U.S. federal and U.S. state income tax returns filed by YUM. Our foreign income tax returns, primarily those filed by our China subsidiaries, are filed on an individual entity basis. Income tax expense and other income tax related information contained in our Consolidated and Combined Financial Statements are presented on a separate return basis as if we filed our own U.S. federal and U.S. state tax returns rather than having been included in these YUM tax returns. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise for the periods presented prior to October 31, 2016. The calculation of our income taxes on a separate return basis requires a considerable amount of judgment and the use of both estimates and allocations. Current income tax liabilities related to our operations under the separate return method as of October 31, 2016 are assumed to be immediately settled with YUM and are relieved through the Parent Company Investment account and the net transfers to parent in the Consolidated and Combined Statements of Cash Flows. Subsequent to October 31, 2016, the Company became a separate taxpayer and started preparing its own consolidated U.S. federal income tax return and U.S. state income tax filings.

On December 22, 2017, the Tax Act was signed into law effective for tax years beginning after December 31, 2017. The Tax Act requires complex computations with significant estimates to be performed, significant judgments to be made in interpretation of the provisions, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, the SEC and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our current interpretation. The Company has calculated its best estimate of the impact of the Tax Act in its year-end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this Form 10-K. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

2017 Form 10-K

As a matter of course, we are regularly subject to tax audits and examination by federal, state and foreign tax authorities. We recognize the benefit of positions taken or expected to be taken in our tax returns when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. At December 31, 2017 and 2016, we had $28 million and $26 million, respectively, of unrecognized tax benefits. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. We have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31, 2017 was subject to the one-time transition tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes. We estimate that our total temporary difference for which we have not provided foreign withholding taxes is approximately $2.0 billion at December 31, 2017. However, it is not practicable to determine the deferred tax liability on this amount due to uncertainty with regard to the timing or manner of repatriation and the related impact on foreign taxes.

See Note 17 of the Consolidated and Combined Financial Statements for a further discussion of our income taxes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

Changes in foreign currency exchange rates impact the translation of our reported foreign currency-denominated earnings, cash flows and net investments in foreign operations, virtually all of which are denominated in RMB. While substantially all of our supply purchases are denominated in RMB, from time to time, we enter into agreements at predetermined exchange rates with third parties to purchase certain amount of goods and services sourced overseas and make payments in local currencies when practical, to minimize the related foreign currency exposure with immaterial impact on our financial statements.

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the year ended December 31, 2017, the Company’s Operating Profit would have decreased approximately $77 million if RMB weakened 10% relative to U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements with our vendors.

2017 Form 10-K

Item 8.	Financial Statements and Supplementary Data.

Financial Statement Schedules

No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above-listed financial statements or notes thereto.

2017 Form 10-K

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors
YUM China Holdings, Inc.:

Opinions on the Consolidated and Combined Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of YUM China Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated and combined statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated and combined financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired the holding company of DAOJIA.com.cn (“Daojia”) during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, Daojia’s internal control over financial reporting associated with total assets of approximately 1% of the Company’s total assets and total revenues of less than 1% of the Company’s total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Daojia.

Combined Financial Statements

As discussed in Note 1 and Note 2, the combined financial statements, constituting the periods prior to October 31, 2016, include Yum! Brands, Inc. (“YUM”) China businesses and operations and have been derived from the consolidated financial statements and underlying accounting records of YUM. The combined financial statements also include expense allocations for certain corporate functions historically provided by YUM. These allocations may not be reflective of the actual expense which would have been incurred had the Company operated as a separate entity apart from YUM prior to October 31, 2016.

Basis for Opinion

The Company’s management is responsible for these consolidated and combined financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s consolidated and combined financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

2017 Form 10-K

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated and combined financial statements included performing procedures to assess the risks of material misstatement of the consolidated and combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG Huazhen LLP

We have served as the Company’s auditor since 2016.

Shanghai, China
February 27, 2018

2017 Form 10-K

Consolidated and Combined Statements of Income

Yum China Holdings, Inc.

Years ended December 31, 2017, 2016 and 2015

(in US$ millions, except for per share data)

	2017	2016	2015
Revenues
Company sales	$6,998	$6,622	$6,789
Franchise fees and income	146	130	120
Total revenues	7,144	6,752	6,909
Costs and Expenses, Net
Company restaurants
Food and paper	2,033	1,919	2,159
Payroll and employee benefits	1,551	1,432	1,386
Occupancy and other operating expenses	2,245	2,259	2,386
Company restaurant expenses	5,829	5,610	5,931
General and administrative expenses	487	424	395
Franchise expenses	69	71	70
Closures and impairment expenses, net	47	78	64
Refranchising gain, net	(5)	(15)	(13)
Other income, net	(68)	(56)	(26)
Total costs and expenses, net	6,359	6,112	6,421
Operating Profit	785	640	488
Interest income, net	25	11	8
Changes in fair value of financial instruments	—	21	—
Income Before Income Taxes	810	672	496
Income tax provision	(381)	(158)	(168)
Net income – including noncontrolling interests	429	514	328
Net income – noncontrolling interests	26	12	5
Net Income – Yum China Holdings, Inc.	$403	$502	$323
Weighted-average common shares outstanding:
Basic	386,533,783	367,744,992	363,758,219
Diluted	398,089,606	369,143,838	363,758,219
Basic Earnings Per Common Share	$1.04	$1.36	$0.89
Diluted Earnings Per Common Share	$1.01	$1.36	$0.89

See accompanying Notes to Consolidated and Combined Financial Statements.

2017 Form 10-K

Consolidated and Combined Statements of Comprehensive Income

Yum China Holdings, Inc.

Years ended December 31, 2017, 2016 and 2015

(in US$ millions)

	2017	2016	2015
Net income - including noncontrolling interests	$429	$514	$328
Other comprehensive income (loss), net of tax of nil
Foreign currency gain (loss) arising during the year	142	(132)	(93)
Comprehensive income - including noncontrolling interests	571	382	235
Comprehensive income (loss) - noncontrolling interests	31	9	(1)
Comprehensive Income - Yum China Holdings, Inc.	$540	$373	$236

See accompanying Notes to Consolidated and Combined Financial Statements.

2017 Form 10-K

Consolidated and Combined Statements of Cash Flows

Yum China Holdings, Inc.

Years ended December 31, 2017, 2016 and 2015

(in US$ millions)

	2017	2016	2015
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$429	$514	$328
Depreciation and amortization	409	402	425
Closures and impairment expenses	47	78	64
Refranchising gain	(5)	(15)	(13)
Deferred income taxes	64	(40)	29
Equity income from investments in unconsolidated affiliates	(65)	(54)	(41)
Distributions of income received from unconsolidated affiliates	45	35	21
Share-based compensation expense	26	16	14
Changes in fair value of financial instruments	—	(21)	—
Changes in accounts receivable	(1)	(54)	(5)
Changes in inventories	(11)	(96)	61
Changes in prepaid expenses and other current assets	(13)	7	(8)
Changes in accounts payable and other current liabilities	(58)	123	31
Changes in income taxes payable	3	6	(14)
Other, net	14	(35)	21
Net Cash Provided by Operating Activities	884	866	913
Cash Flows – Investing Activities
Capital spending	(415)	(436)	(512)
Purchases of short-term investments	(596)	(136)	(40)
Maturities of short-term investments	479	53	40
Proceeds from refranchising of restaurants	7	32	27
Proceeds from disposal of aircraft	—	19	—
Acquisition of business, net of cash acquired	(25)	—	—
Other, net	(7)	(3)	(8)
Net Cash Used in Investing Activities	(557)	(471)	(493)
Cash Flows – Financing Activities
Net transfers to Parent	—	(357)	(214)
Payment of capital lease obligations	(2)	(3)	(2)
Repurchase of shares of common stock	(128)	—	—
Proceeds from exercise of stock options	5	—	—
Dividends paid on common stock	(38)	—	—
Proceeds from issuance of common stock and warrants	—	460	—
Other, net	(22)	(7)	—
Net Cash (Used in) Provided by Financing Activities	(185)	93	(216)
Effect of Exchange Rates on Cash and Cash Equivalents	32	(28)	(17)
Net Increase in Cash and Cash Equivalents	174	460	187
Cash and Cash Equivalents – Beginning of Year	885	425	238
Cash and Cash Equivalents – End of Year	$1,059	$885	$425

Supplemental Cash Flow Data
Cash paid for income tax	232	182	143

See accompanying Notes to Consolidated and Combined Financial Statements.

2017 Form 10-K

Consolidated Balance Sheets

Yum China Holdings, Inc.

December 31, 2017 and 2016

(in US$ millions, except for number of shares)

	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$1,059	$885
Short-term investments	205	79
Accounts receivable, net	81	74
Inventories, net	297	268
Prepaid expenses and other current assets	160	120
Total Current Assets	$1,802	$1,426
Property, plant and equipment, net	1,691	1,647
Goodwill	108	79
Intangible assets, net	101	88
Investments in unconsolidated affiliates	89	71
Other assets	373	254
Deferred income taxes	99	162
Total Assets	$4,263	$3,727
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$978	$971
Income taxes payable	39	33
Total Current Liabilities	1,017	1,004
Capital lease obligations	28	28
Other liabilities and deferred credits	354	252
Total Liabilities	1,399	1,284
Redeemable Noncontrolling Interest	5	—
Equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 388,860,534.42 shares and 383,344,835.42 shares issued at December 31, 2017 and December 31, 2016, respectively; 384,720,152 shares and 383,344,835.42 shares outstanding at December 31, 2017 and December 31, 2016, respectively	4	4
Treasury stock	(148)	(20)
Additional paid-in capital	2,383	2,352
Retained earnings	405	40
Accumulated other comprehensive income	138	1
Total Equity – Yum China Holdings, Inc.	2,782	2,377
Noncontrolling interests	77	66
Total Equity	2,859	2,443
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$4,263	$3,727

See accompanying Notes to Consolidated and Combined Financial Statements.

2017 Form 10-K

Consolidated and Combined Statements of Equity

Yum China Holdings, Inc.

Years ended December 31, 2017, 2016 and 2015

(in US$ millions, except for number of shares)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other	Parent					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Company	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	Income	Investment	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2014	—	$—	$—	$—	$217	$1,671	—	$—	$57	$1,945	$9
Net Income (loss)						323			6	329	(1)
Foreign currency translation loss					(87)				(4)	(91)	(2)
Comprehensive income (loss)										238	(3)
Acquisition of Little Sheep store-level noncontrolling interests						1			(1)	—
Net transfers to Parent						(204)				(204)
Balance at December 31, 2015	—	$—	$—	$—	$130	$1,791	—	$—	$58	$1,979	$6
Net Income				40		462			19	521	1
Noncontrolling interest loss upon redemption										—	(8)
Foreign currency translation gain (loss)					(129)				(4)	(133)	1
Comprehensive income (loss)										388	(6)
Dividends declared									(7)	(7)
Net transfers to Parent						(360)				(360)
Capitalization at separation	363,758,219.00	4	1,889			(1,893)				—
Issuance of common stock to Investors	19,145,169.42		364							364
Reclassification of warrants issued to Investors			95							95
Stock repurchased from Investors(a)							(784,686.42)	(20)		(20)
Exercise and vesting of share-based awards	441,447.00	—	—							—
Share-based compensation			4							4
Balance at December 31, 2016	383,344,835.42	$4	$2,352	$40	$1	$—	(784,686.42)	$(20)	$66	$2,443	$—
Net Income				403					26	429
Foreign currency translation gain					137				5	142
Comprehensive income										571
Dividends declared				(38)					(22)	(60)
Acquisition of business									2	2	5
Repurchase of shares of common stock							(3,355,696.00)	(128)		(128)
Exercise and vesting of share-based awards	5,515,699.00		5							5
Share-based compensation			26							26
Balance at December 31, 2017	388,860,534.42	$4	$2,383	$405	$138	$—	(4,140,382.42)	$(148)	$77	$2,859	$5

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

2017 Form 10-K

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

The Company owns, franchises or has ownership in entities that own and operate restaurants under the KFC, Pizza Hut, Taco Bell, East Dawning and Little Sheep concepts (collectively, the “concepts”). In connection with the separation of the Company from YUM, Yum! Restaurants Asia Pte. Ltd., a wholly-owned indirect subsidiary of YUM, and Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company, entered into a 50-year master license agreement with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew, for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC, Pizza Hut and, subject to achieving certain agreed upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China (the “PRC” or “China”), excluding Hong Kong, Taiwan and Macau. In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. We own the East Dawning and Little Sheep intellectual property and pay no license fee related to these concepts.

In 1987, KFC was the first quick-service restaurant brand to enter China. As of December 31, 2017, there are over 5,400 KFCs in China. We maintain a 58% and 70% controlling interest in the entities that own and operate the KFCs in Shanghai and Beijing, respectively. We have a 47% noncontrolling ownership in each of our unconsolidated affiliates that own and operate KFCs in Hangzhou, Suzhou and Wuxi.

The first Pizza Hut in China opened in 1990. As of December 31, 2017, there are over 2,100 Pizza Hut restaurants in China.

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

During the quarter ended May 31, 2017, Pizza Hut Casual Dining and Pizza Hut Home Service were combined and reported together as the Pizza Hut reportable segment. As a result, the Company has two reportable segments: KFC, which remains unchanged, and Pizza Hut. Our remaining operating segments, including the operations of East Dawning, Little Sheep, Taco Bell and Daojia, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Segment financial information for prior years has been recast to align with this change in segment reporting. There was no impact to the consolidated and combined financial statements of the Company as a result of this change. Additional details on our reportable operating segments are included in Note 18.

2017 Form 10-K

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

The financial statements presented herein represent (i) prior to October 31, 2016, the Combined Financial Statements of YUM’s China businesses and operations when the Company was a wholly-owned subsidiary of YUM and (ii) subsequent to October 31, 2016, the Consolidated Financial Statements of the Company as a separate publicly traded company following its separation from YUM.

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

Basis of Preparation and Principles of Consolidation. The accompanying Combined Financial Statements have been prepared on a standalone basis and are derived from YUM’s consolidated financial statements and underlying accounting records. Transactions between the Company and YUM that were not cash settled were considered to be effectively settled at the time the transactions are recorded. The Combined Financial Statements include all revenues, costs, assets and liabilities directly attributable to the Company either through specific identification or allocation. The Consolidated and Combined Statements of Income include allocations for certain of YUM’s Corporate functions which provided a direct benefit to the Company. These costs have been allocated based on Company system sales relative to YUM’s global system sales. System sales include the sales results of all restaurants regardless of ownership. All allocated costs have been deemed to have been paid to YUM in the period in which the costs were recorded. The Company considers the cost allocation methodology and results to be reasonable for the periods prior to October 31, 2016. However, the allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, publicly traded company for the periods prior to October 31, 2016. Upon the separation from YUM, Parent Company Investment was adjusted as a result of settlement of certain assets and liabilities with YUM and formed Yum China’s common stock and additional paid-in capital. See Note 3 for further discussion.

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

2017 Form 10-K

Our most significant variable interests are in entities that operate restaurants under franchise arrangements. We do not generally have an equity interest in our franchisee businesses with the exception of certain entities discussed below. Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees. We have variable interests in certain entities that operate restaurants under franchise agreements through real estate lease arrangements with them to which we are a party. At December 31, 2017, the Company had future lease payments due from franchisees, on a nominal basis, of approximately $80 million. As our franchise arrangements provide our franchisee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

Through the acquisition of Daojia, the Company also acquired a VIE and subsidiaries of the VIE effectively controlled by Daojia. There exists a parent-subsidiary relationship between Daojia and its VIE as a result of certain exclusive agreements that require Daojia to consolidate its VIE and subsidiaries of the VIE because Daojia is the primary beneficiary that possesses the power to direct the activities of the VIE that most significantly impact its economic performance, and is entitled to substantially all of the profits and has the obligation to absorb all of the expected losses of the VIE. The acquired VIE and its subsidiaries were considered immaterial, both individually and in the aggregate. The results of Daojia’s operations have been included in the Company’s Consolidated and Combined Financial Statements since the acquisition date.

We consolidate the entities that operate KFCs in Shanghai and Beijing where we have controlling interests of 58% and 70%, respectively. We report Net income (loss) attributable to noncontrolling interests, which includes the minority shareholders of the entities, separately on the face of our Consolidated and Combined Statements of Income. The portion of equity not attributable to the Company for these entities is reported within equity, separately from the Company’s equity on the Consolidated Balance Sheets.

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

Foreign Currency. Our functional currency for the operating entities in China is the Chinese Renminbi (“RMB”), the currency of the primary economic environment in which they operate. Income and expense accounts for our operations are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities are then translated into U.S. dollars at exchange rates in effect at the balance sheet date. As of December 31, 2017, net cumulative translation adjustment gains of $138 million were recorded in Accumulated other comprehensive income in the Consolidated Balance Sheets. Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency, to the extent they arise, are included in Other income, net in our Consolidated and Combined Statements of Income.

Franchise Operations. We execute agreements which set out the terms of our arrangement with franchisees. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and their payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

2017 Form 10-K

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

License fees due to YUM for our Company-owned stores are included within restaurant margin in Occupancy and other operating expenses in the Consolidated and Combined Statements of Income. License fees due to YUM on franchise sales are included in Franchise Expenses. Total license fees paid to YUM were $245 million, $249 million and $269 million during the years ended December 31, 2017, 2016 and 2015.

Revenue Recognition. Revenues from Company-owned restaurants are recognized when payment is tendered at the time of sale. The Company presents sales net of sales-related taxes. The license fee we pay to YUM as a percentage of these Company sales is included in Occupancy and other operating expenses. We recognize revenues from gift cards when the gift card is redeemed by the customer. We recognize breakage revenue, which is the amount of gift card proceeds that is not expected to be redeemed, when the likelihood of redemption becomes remote.

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

Loyalty Programs. The Company’s KFC and Pizza Hut reportable segments each operate a loyalty program which allows registered members to earn points for each qualifying purchase. Points, which generally expire 18 months after being earned, may be redeemed for a coupon that could be used primarily against future purchases of KFC or Pizza Hut branded products for free or at a discounted price. Points cannot be redeemed or exchanged for cash. The value of points earned by the loyalty program members is recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed, with a corresponding deferred revenue liability included in Accounts payable and other current liabilities in the Consolidated Balance Sheets. The Company recognizes revenue when (i) the points are converted to a coupon and the coupon is redeemed by the customer; (ii) the coupon expires; or (iii) the likelihood of the points being converted into a coupon and the coupon being redeemed by a customer is remote (“breakage”).

The recorded liability related to these loyalty programs totaled $16 million as of December 31, 2017. The Company estimates the value of the future redemption obligations using statistical formulas that project timing of future point redemptions based on historical levels, including an estimate of the breakage for points that members will never redeem, and an estimate of the points that members will eventually redeem.

Direct Marketing Costs. We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown. Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant. Our direct marketing expenses were $333 million, $332 million and $327 million in 2017, 2016 and 2015, respectively. We report direct marketing costs in Occupancy and other operating expenses.

2017 Form 10-K

Our franchise agreements require our franchisees to fund advertising and marketing expenditures, typically in an amount that is a percentage of sales. Local marketing expenditures are managed by each operator. The Company, as an agent, collects and disburses non-local funds on behalf of the entire system. We record cash received and accounts payable from the administration of such non-local funds in our Consolidated Balance Sheets. Any unused non-local funds are returned to the system.

Research and Development Expenses. Research and development expenses, which are expensed as incurred, are reported in G&A expenses. Research and development expenses were $5 million in each of 2017, 2016 and 2015.

Share-Based Compensation. Prior to the separation, all employee equity awards were granted by YUM. Upon the separation, holders of outstanding YUM equity awards generally received both adjusted YUM awards and Yum China awards, or adjusted awards of either YUM or Yum China in their entirety, to maintain the pre-separation intrinsic value of the awards. The modified equity awards have the same terms and conditions as the awards held immediately before the separation, except the number of shares and the price were adjusted. The incremental compensation cost, measured as the excess of the fair value of the award immediately after the modification over the fair value of the award immediately before the modification, based on Black-Scholes option-pricing model was immaterial, and YUM and the Company continue to recognize the unamortized fair value of the awards over the remaining requisite service period as their respective employees continue to provide services. All awards granted following the separation were granted under the Company’s Long Term Incentive Plan (the “2016 Plan”). We recognize all share-based payments to employees and directors, including grants of stock options, restricted stock units (“RSU”) and stock appreciation rights (“SARs”), in the Consolidated and Combined Financial Statements as compensation cost over the service period based on their fair value on the date of grant. This compensation cost is recognized over the service period on a straight-line basis for awards that actually vest. We present this compensation cost consistent with the other compensation costs for the employee recipient in either payroll and employee benefits or G&A expenses. Share-based compensation expense includes an allocation of amounts incurred by YUM for services provided on our behalf prior to the separation. See Note 15 for further discussion of YUM’s share-based compensation plans.

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

2017 Form 10-K

For purposes of impairment testing for our restaurants, we have concluded that an individual restaurant is the lowest level of independent cash flows unless our intent is to refranchise restaurants as a group. We review our long-lived assets of such individual restaurants (primarily PP&E and allocated intangible assets subject to amortization) semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We use two consecutive years of operating losses after a restaurant has been open for three years as our primary indicator of potential impairment for our semi-annual impairment testing of these restaurant assets. We evaluate the recoverability of these restaurant assets by comparing the estimated undiscounted future cash flows, which are based on our entity-specific assumptions, to the carrying value of such assets. Our impairment indicator and recoverability tests did not include a deduction for license fees paid to YUM when we performed impairment test before the separation on October 31, 2016. However, such license fee paid to YUM is included in the impairment indicator and recoverability tests after the separation, as our relationship with YUM changed from the one between a subsidiary and its parent prior to the separation to the one between a licensee and a third-party licensor after the separation. As a result of including license fees paid to YUM, we performed an additional impairment assessment as of November 1, 2016 and recognized incremental restaurant-level impairment of $17 million in 2016. For restaurant assets that are not deemed to be recoverable, we write down an impaired restaurant to its estimated fair value, which becomes its new cost basis. Fair value is an estimate of the price a franchisee would pay for the restaurant and its related assets and is determined by discounting the estimated future after-tax cash flows of the restaurant, which include a deduction for royalties we would receive under a franchise agreement with terms substantially at market. The after-tax cash flows incorporate reasonable assumptions we believe a franchisee would make such as sales growth and margin improvement. The discount rate used in the fair value calculation is our estimate of the required rate-of-return that a franchisee would expect to receive when purchasing a similar restaurant and the related long-lived assets. The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

When we believe it is more likely than not a restaurant or groups of restaurants will be refranchised for a price less than their carrying value, but do not believe the restaurant(s) have met the criteria to be classified as held for sale, we review the restaurants for impairment. We evaluate the recoverability of these restaurant assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the restaurant or group of restaurants. For restaurant assets that are not deemed to be recoverable, we recognize impairment for any excess of carrying value over the fair value of the restaurants, which is based on the expected net sales proceeds. To the extent ongoing agreements to be entered into with the franchisee simultaneous with the refranchising are expected to contain terms, such as royalty rates, not at prevailing market rates, we consider the off-market terms in our impairment evaluation. We recognize any such impairment charges in Refranchising gain. Refranchising gain includes the gains or losses from the sales of our restaurants to new and existing franchisees, including any impairment charges discussed above, and the related initial franchise fees. We recognize gains on restaurant refranchising when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity and we are satisfied that the franchisee can meet its financial obligations.

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

2017 Form 10-K

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

Income Taxes. Prior to October 31, 2016, our operations have historically been included in the U.S. federal and U.S. state income tax returns filed by YUM. Our foreign income tax returns, primarily those filed by our China subsidiaries, are filed on an individual entity basis. Income tax expense and other income tax related information contained in our Consolidated and Combined Financial Statements are presented on a separate return basis as if we filed our own U.S. federal and U.S. state tax returns rather than having been included in these YUM tax returns. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise for the periods presented prior to October 31, 2016. The calculation of our income taxes on a separate return basis requires a considerable amount of judgment and the use of both estimates and allocations. Current income tax liabilities related to our operations under the separate return method as of October 31, 2016 are assumed to be immediately settled with YUM and are relieved through the Parent Company Investment account and the net transfers to parent in the Consolidated and Combined Statements of Cash Flows. Subsequent to October 31, 2016, the Company became a separate taxpayer and started preparing its own consolidated U.S. federal income tax return and U.S. state income tax filings.

On December 22, 2017, the Tax Act was signed into law effective for tax years beginning after December 31, 2017. The Tax Act requires complex computations with significant estimates to be performed, significant judgments to be made in interpretation of the provisions, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, the SEC and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our current interpretation. The Company has calculated its best estimate of the impact of the Tax Act in its year-end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this Form 10-K. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

As a matter of course, we are regularly subject to tax audits and examination by federal, state and foreign tax authorities. We recognize the benefit of positions taken or expected to be taken in our tax returns when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

2017 Form 10-K

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

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. We have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31 2017 was subject to the one-time transition tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes.

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

Cash and Cash Equivalents. Cash equivalents represent funds we have temporarily invested (with original maturities not exceeding three months), including short-term, highly liquid debt securities. Cash and overdraft balances that meet the criteria for right to offset are presented net on our Consolidated Balance Sheets.

Short-term Investments. Short-term investments represent time deposits with original maturities of over three months but less than one year when purchased.

2017 Form 10-K

Receivables. Receivables consist of trade receivables and royalties from franchisees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts receivable on our Consolidated Balance Sheets. Our provision for uncollectible franchise receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due. Additionally, we monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe it probable that our franchisees will be unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Trade receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. Receivables due from unconsolidated affiliates were $69 million and $53 million as of December 31, 2017 and 2016, respectively.

Receivables from Payment Processors or Aggregators. Receivables from payment processors such as WeChat and Alipay or aggregators are cash due from them for clearing transactions and are included in Prepaid expenses and other current assets. The cash was paid by customers through these payment processors or aggregators for food provided by the Company. The Company considers and monitors the credit worthiness of the third-party payment processors and aggregators used. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Receivable balances are written off after all collection efforts have been exhausted. As of December 31, 2017, no allowance for doubtful accounts was provided for such receivables.

Inventories. We value our inventories at the lower of cost (computed on the first-in, first-out method) or market.

Property, Plant and Equipment. We state PP&E at cost less accumulated depreciation and amortization. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets as follows: 20 years for buildings, the lesser of 8 years and remaining lease term for leasehold improvements, 3 to 10 years for restaurant machinery and equipment and 3 to 5 years for capitalized software costs. We suspend depreciation and amortization on assets related to restaurants that are held for sale.

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

From time to time, we purchase the rights to use government-owned land and the building occupying the land for a fixed period of time. These land use rights and related buildings are recorded in Other Assets in our Consolidated Balance Sheets as we are purchasing the right and are a legal party to the underlying land grant, and both are amortized to rent expense on a straight-line basis over the term of the land use right.

2017 Form 10-K

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

We evaluate goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairment might exist. We have selected the beginning of our fourth quarter as the date on which to perform our ongoing annual impairment test for goodwill. We may elect to perform a qualitative assessment for our reporting units to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, then the reporting unit’s fair value is compared to its carrying value. Fair value is the price a willing buyer would pay for a reporting unit, and is generally estimated using discounted expected future after-tax cash flows from Company-owned restaurant operations and franchise royalties. The discount rate is our estimate of the required rate-of-return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows. If the carrying value of a reporting unit exceeds its fair value, we will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit.

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

2017 Form 10-K

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

Financial Instruments. We account for derivative instruments and liability-classified equity contracts (e.g., warrants) as either assets or liabilities in the Consolidated Balance Sheets. The financial instruments are recorded at their respective fair value as determined on the day of issuance and subsequently adjusted to the fair value at each reporting date. Changes in the fair value of financial instruments are recognized periodically in the Consolidated and Combined Statements of Income. The estimated fair values of derivative instruments and liability-classified equity contracts are determined at discrete points in time using standard valuation techniques. See Note 13 for further discussion.

Guarantees. We account for guarantees in accordance with ASC Topic 460 (“ASC 460”), Guarantees. Accordingly, the Company evaluates its guarantees to determine whether (a) the guarantee is specifically excluded from the scope of ASC 460, (b) the guarantee is subject to ASC 460 disclosure requirements only, but not subject to the initial recognition and measurement provisions, or (c) the guarantee is required to be recorded in the financial statements at fair value. The Company provides: (i) indemnifications to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with third-party claims; and (ii) indemnifications of officers and directors against third-party claims arising from the services they provide to the Company. To date, the Company has not incurred costs as a result of these obligations and does not expect to incur material costs in the future. Accordingly, the Company has not accrued any liabilities in the Consolidated Balance Sheets related to these indemnifications.

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

2017 Form 10-K

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

Entities that are VAT general taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity by entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as an input VAT credit asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, in the Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any net VAT credit asset for recoverability assessment. We evaluate the recoverability of the net VAT credit asset based on our estimated operating results and capital spending, which inherently includes significant assumptions subject to change.

As of December 31, 2017, an input VAT credit asset of $176 million and payable of $2 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, in the Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against net VAT payables more than one year from December 31, 2017. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the Company expected to use the credit within one year.

Earnings Per Share. Basic earnings per share represent net earnings to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. See Note 4 for further information.

2017 Form 10-K

Common Stock Repurchases. We may repurchase shares of Yum China common stock under a program authorized by our board of directors from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. Shares repurchased are included in treasury stock in the financial statements.

Parent Company Investment. Parent Company Investment in the Consolidated Balance Sheets represents YUM’s historical investment in the Company, the Company’s accumulated net earnings after taxes, and the net effect of transactions with and allocations from YUM. The Consolidated and Combined Statements of Equity include net cash transfers to and from YUM and the Company. All intercompany transactions that are not cash settled through Parent Company Investment in the accompanying Consolidated Balance Sheets are considered to be settled at the time the transaction is recorded. The total net effect of the settlement of these transactions is reflected in financing activities in the accompanying Consolidated and Combined Statements of Cash Flows. Upon the separation, Parent Company Investment was adjusted as a result of settlement of certain assets and liabilities with YUM and formed the Company’s common stock and additional paid-in capital.

Note 3 – Transactions with Parent

Prior to the separation, there existed a parent-subsidiary relationship between YUM and the Company.  We had the following transactions with YUM for the ten months ended October 31, 2016 and the year ended December 31, 2015:

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

Corporate expense allocations primarily relate to centralized corporate functions, including finance, accounting, treasury, tax, legal, internal audit and risk management functions. In addition, corporate expense allocations include, among other costs, IT maintenance, professional fees for legal services and expenses related to litigation, investigations, or similar matters. Corporate allocations of $11 million and $12 million were allocated to the Company during the ten months ended October 31, 2016 and the year ended December 31, 2015, respectively, and have been included in G&A expenses in the Consolidated and Combined Statements of Income. All of the corporate allocations of costs are deemed to have been incurred and settled through Parent Company Investment in the Consolidated Balance Sheets in the period where the costs were recorded. Following the separation from YUM, we perform these functions using our own resources or purchased services.

2017 Form 10-K

License Fee

The Consolidated and Combined Statements of Income include a fee that was historically paid to YUM comprised of initial fees and continuing fees equal to 3% of our Company and franchise sales prior to October 31, 2016. Total license fees paid to YUM during the ten months ended October 31, 2016 and the year ended December 31, 2015 are reflected in the table below:

	10 months ended	Year ended
	October 31,	December 31,
	2016	2015
Initial fees – Company	$9	$18
Initial fees – Franchise	2	3
Continuing fees – Company	163	201
Continuing fees – Franchise	42	47
Total	$216	$269

Cash Management and Treasury

The Company funds its operations through cash generated from the operation of its Company-owned stores, franchise operations and dividend payments from unconsolidated affiliates. Prior to October 31, 2016, excess cash has historically been repatriated to YUM through intercompany loans or dividends. Transfers of cash both to and from YUM are included within Parent Company Investment in the Consolidated Balance Sheets. YUM has issued debt for general corporate purposes but in no case has any such debt been guaranteed or assumed by the Company or otherwise secured by the assets of the Company. As YUM’s debt and related interest is not directly attributable to the Company, no such amounts have been allocated to the Consolidated and Combined Financial Statements.

Note 4 – Earnings Per Common Share (“EPS”)

On October 31, 2016, YUM’s shareholders of record as of October 19, 2016 received one share of Yum China common stock for every one share of YUM’s common stock held as of the record date. For periods ended October 31, 2016 and prior, basic and diluted earnings per share, were computed using the number of shares of Yum China common stock outstanding as of October 31, 2016, the date on which the Yum China common stock was distributed to YUM’s shareholders. The same number of shares was used to calculate basic and diluted earnings per share for 2015 since there were no dilutive securities until after the separation.

The following table summarizes the components of basic and diluted earnings per share:

	2017	2016	2015
Net Income – Yum China Holdings, Inc.	$403	$502	$323
Weighted-average common shares outstanding (for basic calculation)(a)	386,533,783	367,744,992	363,758,219
Effect of dilutive share-based employee compensation(a)	10,640,875	1,398,846	—
Effect of dilutive warrants (b)	914,948	—	—
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	398,089,606	369,143,838	363,758,219
Basic Earnings Per Share	$1.04	$1.36	$0.89
Diluted Earnings Per Share	$1.01	$1.36	$0.89
Employee stock options, stock appreciation rights and warrants excluded from the diluted EPS computation(c)	9,595,173	16,987,578	—

2017 Form 10-K

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

(b)

Pursuant to the investment agreements dated September 1, 2016, Yum China issued to strategic investors two tranches of warrants on January 9, 2017, with each tranche providing the right to purchase 8,200,405 shares of Yum China common stock, at an exercise price of $31.40 and $39.25 per share, respectively. The outstanding warrants are included in the computation of diluted EPS, if there is dilutive effect when the average market price of Yum China common stock for the year exceeds the exercise price of the warrants.

(c)

These outstanding employee stock options, stock appreciation rights and warrants were not included in the computation of diluted EPS because to do so would have been antidilutive for the years presented.

Note 5 – Items Affecting Comparability of Net Income and Cash Flows

Refranchising Gain, net

The Refranchising gain, net by reportable segment and All Other Segments is presented below. We do not allocate such gains and losses to our segments for performance reporting purposes.

	Refranchising gain, net
	2017	2016	2015
KFC	$4	$14	$8
Pizza Hut	1	1	3
All Other Segments	—	—	2
Total Company	$5	$15	$13

Store Closure and Impairment Activity

Store closure income (costs) and Store impairment charges by reportable segment and All Other Segments are presented below. These tables exclude $17 million of incremental restaurant-level impairment upon the separation in 2016, which were not allocated to any segment for performance reporting purposes.

	2017
	Total Company	KFC	Pizza Hut	All Other Segments
Store closure income(a)	$11	$7	$4	$—
Store impairment charges	(58)	(27)	(31)	—
Closure and impairment expenses	$(47)	$(20)	$(27)	$—

2017 Form 10-K

	2016
	Total Company	KFC	Pizza Hut	All Other Segments
Store closure income(a)	$9	$7	$1	$1
Store impairment charges	(70)	(48)	(19)	(3)
Closure and impairment expenses	$(61)	$(41)	$(18)	$(2)

	2015
	Total Company	KFC	Pizza Hut	All Other Segments
Store closure income (costs)(a)	$6	$7	$2	$(3)
Store impairment charges	(70)	(57)	(10)	(3)
Closure and impairment expenses	$(64)	$(50)	$(8)	$(6)

(a)

Store closure income (costs) include lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves, other facility-related expenses from previously closed stores and proceeds from forced store closures. Remaining lease obligations for the closed stores were insignificant as of December 31, 2017 and 2016.

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

2017 Form 10-K

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

Income Taxes

During the year ended December 31, 2016, the Company recorded a tax benefit of $26 million as a result of Little Sheep legal entity restructuring completed prior to the separation.

The Company recorded $163.9 million as an additional income tax expense in the fourth quarter of 2017, the period in which the Tax Act was enacted. It includes an estimated one-time transition tax of $129.8 million on the deemed repatriation of accumulated undistributed foreign earnings, $4.5 million primarily related to the remeasurement of certain deferred tax assets based on the rates at which they are expected to reverse in the future, and the valuation allowance of $29.6 million for certain deferred tax assets.

Note 6 – Franchise Fees and Income

	2017	2016	2015
Initial fees, including renewal fees	$12	$10	$9
Initial franchise fees included in Refranchising gain, net	(1)	(4)	(3)
	11	6	6
Continuing fees and rental income	135	124	114
Franchise fees and income	$146	$130	$120

Note 7 – Other Income, net

	2017	2016	2015
Equity income from investments in unconsolidated affiliates	$65	$54	$41
China poultry supply insurance recovery(a)	—	3	5
Reversal of (provision for) losses associated with sale of aircraft	—	2	(15)
Foreign exchange net loss and other	—	(3)	(5)
Income from the reversal of contingent consideration(b)	3	—	—
Other income, net	$68	$56	$26

(a)	Recoveries related to lost profits associated with a 2012 poultry supply incident.

(b)	Income recognized from the reversal of contingent consideration previously recorded for a business combination as the likelihood of making payment became remote.

2017 Form 10-K

Note 8 – Supplemental Balance Sheet Information

Accounts Receivables, net	2017	2016
Accounts receivables, gross	$83	$76
Allowance for doubtful accounts	(2)	(2)
Accounts receivables, net	$81	$74

Prepaid Expenses and Other Current Assets	2017	2016
Prepaid rent	41	39
Other prepaid expenses and current assets(a)	119	81
Prepaid expenses and other current assets	$160	$120

(a)	Includes receivables of $38 million and $16 million due from payment processors or aggregators as of December 31, 2017 and 2016, respectively (See Note 2).

Property, Plant and Equipment	2017	2016
Buildings and improvements	$2,184	$2,029
Capital leases, primarily buildings	28	29
Machinery and equipment	1,204	1,081
Property, plant and equipment, gross	3,416	3,139
Accumulated depreciation and amortization	(1,725)	(1,492)
Property, plant and equipment, net	$1,691	$1,647

Depreciation and amortization expense related to property, plant and equipment was $391 million, $385 million and $408 million in 2017, 2016 and 2015, respectively.

Accounts Payable and Other Current Liabilities	2017	2016
Accounts payable	$424	$480
Accrued capital expenditures	142	132
Accrued compensation and benefits	233	191
Accrued taxes, other than income taxes	16	14
Other current liabilities	163	154
Accounts payable and other current liabilities	$978	$971

Other Liabilities and Deferred Credits	2017	2016
Deferred escalating minimum rent	$162	$153
Other noncurrent liabilities and deferred credits	116	99
Transition tax payables	76	—
Other liabilities and deferred credits	$354	$252

2017 Form 10-K

Noncontrolling Interests

Noncontrolling interests represent the ownership interests of minority shareholders of Daojia and the entities that operate KFC restaurants in Beijing and Shanghai, China. At December 31, 2015, the redeemable noncontrolling interest comprised the 7% ownership interest in Little Sheep held by the Little Sheep founding shareholders, and was classified outside of permanent equity on our Consolidated and Combined Balance Sheets due to redemption rights held by the founding Little Sheep shareholders. During the year ended December 31, 2016, the Little Sheep founding shareholders sold their remaining 7% Little Sheep ownership interest to the Company pursuant to their redemption rights. The difference between the purchase price of less than $1 million, which was determined using a non-fair value based formula pursuant to the agreement governing the redemption rights, and the carrying value of their redeemable noncontrolling interest was recorded as an $8 million loss attributable to noncontrolling interests during the year ended December 31, 2016. During 2017, in connection with acquisition of Daojia, the redeemable noncontrolling interest was initially measured at fair value and classified outside of permanent equity on our Consolidated Balance Sheets due to redemption rights held by the minority shareholder. A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

	Noncontrolling Interests	Redeemable Noncontrolling Interest
Balance at December 31, 2015	$58	$6
Net income – noncontrolling interests	19	1
Noncontrolling interest loss upon redemption	—	(8)
Dividends declared	(7)	—
Currency translation adjustments	(4)	1
Balance at December 31, 2016	$66	$—
Net income – noncontrolling interests	26	—
Acquisition of business	2	5
Dividends declared	(22)	—
Currency translation adjustments	5	—
Balance at December 31, 2017	$77	$5

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments(a)
Balance as of December 31, 2015
Goodwill, gross	$467	$75	$10	$382
Accumulated impairment losses	(382)	—	—	(382)
Disposals and other, net(b)	(6)	(5)	(1)	—
Balance as of December 31, 2016
Goodwill, gross	461	70	9	382
Accumulated impairment losses	(382)	—	—	(382)
Goodwill, net	79	70	9	—
Goodwill acquired and allocated	23	5	9	9
Effect of currency translation adjustment	6	5	1	—
Balance as of December 31, 2017
Goodwill, gross	490	80	19	391
Accumulated impairment losses	(382)	—	—	(382)
Goodwill, net	$108	$80	$19	$9

2017 Form 10-K

(a)Accumulated impairment losses represent Little Sheep goodwill related impairment.

(b)	Disposals and other, net includes the impact of foreign currency translation on existing balances and goodwill write-offs associated with refranchising.

Intangible assets, net as of December 31, 2017 and 2016 are as follows:

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Reacquired franchise rights	$100	$(87)	$13	$93	$(71)	$22
Daojia platform	18	(1)	17	—	—	—
Customer-related assets	12	(6)	6	7	(4)	3
Other	19	(10)	9	19	(9)	10
	$149	$(104)	$45	$119	$(84)	$35
Indefinite-lived intangible assets
Little Sheep trademark	$56	$—	$56	$53	$—	$53

Total intangible assets	$205	$(104)	$101	$172	$(84)	$88

Amortization expense for definite-lived intangible assets was $14 million in 2017, $12 million in 2016 and $13 million in 2015. Amortization expense for definite-lived intangible assets will approximate $16 million in 2018, $9 million in 2019, $4 million in 2020, $4 million in 2021 and $3 million in 2022.

Note 10 – Credit Facilities

The Company had credit facilities of RMB1,700 million (approximately $261 million) and RMB2,300 million (approximately $330 million) in the aggregate as of December 31, 2017 and 2016, respectively.

The credit facilities have terms ranging from one to three years. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China and contains financial covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Each credit facility contains cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Interest on any outstanding borrowings is due at least monthly. As of December 31, 2017, the full amount of borrowings was available to us under each credit facility.

2017 Form 10-K

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

2017 Form 10-K

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

Note 12 – Leases

At December 31, 2017, we operated more than 6,300 restaurants, leasing the underlying land and/or building, with our commitments expiring within 20 years from the inception of the lease. In addition, the Company subleases approximately 170 properties to franchisees. Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

We also lease office space for headquarters, regional offices and support functions, as well as certain office and restaurant equipment.

2017 Form 10-K

Future minimum commitments and amounts to be received as lessor or sublessor under non-cancelable leases are set forth below:

	Commitments		Lease Receivables
	Capital	Operating	Operating
2018	$3	$481	$17
2019	3	450	15
2020	3	424	14
2021	4	378	11
2022	4	317	9
Thereafter	28	1,070	14
	$45	$3,120	$80

At December 31, 2017 and 2016, the present value of minimum payments under capital leases was $29 million and $30 million, respectively. The current portion of capital lease obligations was $1 million and $1 million in 2017 and 2016, respectively, and is classified in Accounts payable and other current liabilities.

The details of rental expense and income are set forth below:

	2017	2016	2015
Rental expense
Minimum	$496	$470	$516
Contingent	292	250	260
	$788	$720	$776
Rental income	$28	$26	$24

Note 13 – Fair Value Disclosures

As of December 31, 2017 the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.

In addition, certain of the Company’s assets, such as property, plant and equipment, goodwill and intangible assets, are measured at fair value on a non-recurring basis, if determined to be impaired. The financial instruments are measured at fair value on a non-recurring basis, as they were issued and reclassified into equity within the same year.

The following table presents expense recognized from all non-recurring fair value measurements during the years ended December 31, 2017, 2016 and 2015. All fair value measurements were based on unobservable inputs (Level 3). These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective year-end dates.

	2017	2016	2015
Restaurant-level impairment(a)	$41	$58	$51
Incremental restaurant-level impairment upon separation(b)	—	17	—
Changes in fair value of financial instruments(c)	—	(21)	—
Income from the reversal of contingent consideration (d)	3	—	—
Total	$44	$54	$51

2017 Form 10-K

(a)

Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted primarily from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3). The remaining net book value of assets measured at fair value during the years ended December 31, 2017, 2016 and 2015 was insignificant.

(b)

Incremental restaurant-level impairment represents additional impairment as a result of including the impact from the license fee paid to YUM on the individual restaurants future cash flow, which is equal to 3% of net system sales. Such license fee did not impact the impairment assessment prior to the separation as it was considered an intercompany charge at the time, whereas it became a charge from a third party after the separation and therefore should be considered in the impairment assessment. The remaining net book value of assets measured at fair value during the year ended December 31, 2017 was insignificant.

(c)

The Post-Closing Adjustment and the Warrants from the investment with strategic investors were accounted for as derivative instruments and liability-classified equity contracts, respectively (see Note 11). These financial instruments were initially measured at fair value as of November 1, 2016, the date when shares of common stock were issued, and subject to subsequent fair value measurement until December 30, 2016. They are classified within Level 3 because their fair values are based on inputs that are unobservable in the market. The Company adopted the Monte-Carlo Simulation model (the “MCS” model) and Black-Scholes option-pricing model (the “BS” model) in deriving the initial fair values of the Post-Closing Adjustment and the Warrants, respectively. On December 30, 2016, when the Adjusted VWAP Price Per Share was determined, the Post-Closing Adjustment was remeasured at fair value of $20.5 million based on 784,686.42 shares of common stock to be repurchased from the Investors at the closing price of $26.12 per share. The Warrants were remeasured at fair value of $95 million using the BS option-pricing model with assumptions as of December 30, 2016. The key assumptions for the MCS model and the BS model as of November 1, 2016 and December 30, 2016, respectively, are as follows:

	November 1, 2016		December 30, 2016
	Post-Closing Adjustment	Warrants	Warrants
Fair market value of common stock	$26.19	$26.19	$26.12
Expected term	60 days	5 years	5 years
Average risk-free rate-of-return	0.27%	1.31%	1.93%
Expected volatility	33%	34%	33%
Expected dividend yield	—%	—%	—%

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

(d)

During 2017, we recognized income of $3 million from the reversal of contingent consideration previously recorded for a business combination (Level 3), as the fair value of such contingent consideration is considered to be nil given the remote likelihood of the payment obligation.

2017 Form 10-K

Note 14 –Retirement Plans

Certain of the Company’s employees participate in noncontributory defined benefit plans and post-retirement medical plans sponsored by YUM prior to October 31, 2016. The Company has considered these plans to be part of multi-employer plans. YUM has allocated expenses related to our employees’ participation in our Consolidated and Combined Statements of Income. However, our Consolidated Balance Sheets do not reflect any assets or the liabilities related to these plans. We consider the expense allocation methodology and results to be reasonable for the periods prior to October 31, 2016. Subsequent to the separation, employees who participated in YUM’s plans were enrolled in YCHLRP, as discussed below.

For executives who were hired or re-hired after September 30, 2001, YUM has implemented the YUM LRP. This is an unfunded, unsecured account-based retirement plan which allocates a percentage of pay to an account payable to the executive following the executive’s separation of employment from YUM or attainment of age 55. The Company adopted the YCHLRP upon separation while the assets and liabilities associated with these employees under YUM LRP were transferred to YCHLRP. YCHLRP will continue to be in effect until terminated by the Company’s board of directors. The terms of the YCHLRP are substantially similar to the terms of the YUM LRP. Under the YCHLRP, certain executives who are at least age 21, who are classified as salary level 12, who are not eligible to participate in a tax-qualified defined benefit plan, and who satisfy certain additional requirements as to work location and assignment, are eligible to participate in the YCHLRP if selected for participation by the Company. The YCHLRP is an unfunded, unsecured account-based retirement plan that allocates a percentage of pay to an account payable to an executive following the later to occur of the executive’s separation of employment from the Company or attainment of age 55. Under the YCHLRP, participants aged 55 or older are entitled to a lump sum distribution of their account balance on the last day of the calendar quarter that occurs on or follows their separation of employment. The liabilities of $4.2 million and $3.4 million attributable to our employees under the YCHLRP as of December 31, 2017 and December 31, 2016, respectively, are included in our Consolidated Balance Sheets.

YUM offers certain of the Company’s executives working in China retirement benefits under the Bai Sheng Restaurants (Hong Kong) Ltd. Retirement Scheme. Under this defined contribution plan, YUM provides a company funded contribution ranging from 5% to 10% of an executive’s base salary. Upon termination, participants will receive a lump sum equal to a percentage of the Company’s contributions inclusive of investment return. This percentage is based on a vesting schedule that provides participants with a vested 30% interest upon completion of a minimum of 3 years of service, and an additional 10% vested interest for each additional completed year, up to a maximum of 100%. The Company adopted the same plan after the separation and the contribution amount to the plan for the years ended December 31, 2017, 2016 and 2015 was insignificant.

As stipulated by Chinese state regulations, the Company participates in a government-sponsored defined contribution retirement plan. Substantially all employees are entitled to an annual pension equal to a fixed proportion of the average basic salary amount of the geographical area of their last employment at their retirement date. We are required to make contributions to the local social security bureau between 10% and 22% of the previous year’s average basic salary amount of the geographical area where the employees are under our employment. Contributions are recorded in the Consolidated and Combined Statements of Income as they become payable. We have no obligation for the payment of pension benefits beyond the annual contributions as set out above. The Company contributed $157 million, $148 million and $150 million to the government-sponsored plan for 2017, 2016 and 2015, respectively.

2017 Form 10-K

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

2017 Form 10-K

Award Valuation

YUM and the Company estimated the fair value of each stock option and SAR award granted to the Company’s employees as of the date of grant, using the BS model with the following assumptions:

	2017	2016	2015
Risk-free interest rate	1.9%	1.3% - 1.4%	1.3%
Expected term (years)	6.75	6.5 - 6.75	6.5
Expected volatility	34.0%	27.0% - 35.0%	27.0%
Expected dividend yield	0.0%	0% - 2.6%	2.2%

Awards granted to employees typically have a graded vesting schedule of 25% per year over four years and expire 10 years after grant. Both YUM and the Company use a single weighted-average term for awards that have a graded vesting schedule. Based on analysis of the historical exercise and post-vesting termination behavior, YUM and the Company determined that employees exercised the awards on average after 6.75 years. Forfeitures were estimated based on historical experience. Historical data used to estimate the expected term and forfeiture rate were based on data associated with the Company’s employees who were granted share-based awards by YUM prior to the separation.

For those awards granted by YUM prior to the separation, when determining expected volatility, YUM considered both historical volatility of its stock as well as implied volatility associated with its publicly traded options. The expected dividend yield is based on the annual dividend yield at the time of grant. For those awards granted by the Company after the separation, the Company considered the volatility of common shares of comparable companies in the same business as the Company. The Company had no plan to pay dividends at the time of the grant in 2017 and 2016. On October 4, 2017, the board of directors approved a regular quarterly cash dividend program, and declared an initial cash dividend of $0.10 per share on Yum China’s common stock.

RSU awards generally vest over a three-year period with a majority of the awards vesting at 100% on the third grant anniversary. The fair values of RSU awards are based on the closing price of YUM stock or the Company’s stock on the date of grant.

On November 11, 2016, Yum China also granted annual awards of common stock to non-employee directors for their service on Yum China’s board of directors. The fair value of these awards is based on the closing price per share of Yum China common stock on the date of grant. The shares were issued outright to the directors on the date of grant, with no conditions attached. Therefore, the fair value of the awards was fully recognized as expenses upon grant. For the year ended December 31, 2017 and 2016, a total of 56,763 and 64,209 shares of Yum China common stock, respectively, were granted to non-employee directors and the grant-date fair value of $2.3 million and $1.7 million, respectively, was immediately recognized in full in the Consolidated and Combined Statements of Income.

2017 Form 10-K

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of 2017	24,728		17.88
Granted	2,234		26.56
Exercised	(4,168)		15.50
Forfeited or expired	(1,199)		22.90
Outstanding at the end of 2017	21,595	(a)	18.96	5.55	455
Exercisable at the end of 2017	14,072		16.69	4.24	328

(a)

Outstanding awards include 890,249 stock options and 20,704,787 SARs with weighted average exercise prices of $14.74 and $19.14, respectively. Outstanding awards represent Yum China awards held by employees of both the Company and YUM.

The weighted-average grant-date fair value of SARs granted in 2017, 2016 and 2015 was $10.19, $12.78 and $16.11, respectively. The total intrinsic value of stock options and SARs exercised by the Company’s employees during the years ended December 31, 2017, 2016 and 2015, was $44 million, $25 million and $33 million, respectively.

As of December 31, 2017, $24 million of unrecognized compensation cost related to unvested stock options and SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.73 years. This reflects unrecognized cost for both Yum China awards and YUM awards held by the Company’s employees. The total fair value at grant date or modification date of awards held by the Company’s employees that vested during 2017, 2016 and 2015 was $11 million, $11 million and $6 million, respectively.

RSUs

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested at the beginning of 2017	546	23.81
Granted	563	28.46
Vested	(79)	22.02
Forfeited or expired	(81)	25.68
Unvested at the end of 2017	949	26.56

As of December 31, 2017, there was $16 million of unrecognized compensation cost related to 949,300 unvested RSUs.

Impact on Net Income

Share-based compensation expense was $26 million, $16 million and $14 million for 2017, 2016 and 2015, respectively. Deferred tax benefits recognized totaled $3 million in each of 2017, 2016 and 2015.

2017 Form 10-K

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

Immediately after the separation on October 31, 2016, Yum China authorized capital stock consisted of 1,000,000,000 shares of common stock, par value $0.01 per share, and 363,758,219 shares of Yum China common stock were issued and outstanding. As of December 31, 2017, 388,860,534.42 shares of Yum China common stock were issued and 384,720,152 shares were outstanding.

On October 27, 2016, a duly authorized committee of Yum China’s board of directors adopted a stockholder rights plan (the “Rights Plan”), pursuant to which the board declared a dividend, to Yum China’s sole stockholder of record as of October 27, 2016, of one preferred stock purchase right (a “Right”) for each of share of Yum China common stock. Before the Rights Plan expired on October 27, 2017, the Rights would trade with, and would be inseparable from, Yum China common stock. The original dividend of the Rights to the existing shareholder was recorded at fair value, which was insignificant given the contingent nature of the Rights.  The embedded Rights were considered clearly and closely related to the underlying equity host and, therefore, did not require separate accounting.

Share Repurchase Program

The Company repurchased 3.4 million shares of common stock at a total cost of $128 million for the year ended December 31, 2017. No shares were repurchased for the year ended December 31, 2016. As of December 31, 2017, $422 million remained available for repurchase under current authorization.

Cash Dividend

On October 4, 2017, the board of directors approved a regular quarterly cash dividend program, and declared an initial cash dividend of $0.10 per share on Yum China’s common stock. The cash dividend totaling $38 million was paid to shareholders in December 2017.

Accumulated Other Comprehensive Income (“AOCI”)

The Company’s other comprehensive income (loss) for the years ended December 31, 2017, 2016, and 2015 and AOCI balances as of December 31, 2017 and 2016 were comprised solely of foreign currency translation adjustments. Other comprehensive gain was $142 million for the year ended December 31, 2017 and other comprehensive loss was $132 million and $93 million for the years ended December 31, 2016 and 2015, respectively. The accumulated balances reported in AOCI on the Consolidated Balance Sheets for currency translation adjustments were $138 million and $1 million as of December 31, 2017 and 2016, respectively. There was no tax effect related to the components of other comprehensive income for all years presented.

2017 Form 10-K

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

As a result of these PRC laws and regulations subject to the limit discussed above that require annual appropriations of 10% of after-tax income to be set aside, prior to payment of dividends as general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the PRC subsidiaries is approximately $612 million as of December 31, 2017.

Furthermore, cash transfers from the Company’s PRC subsidiaries to its subsidiaries outside of China are subject to PRC government control of currency conversion. Shortages in the availability of foreign currency may restrict the ability of the PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to the Company, or otherwise satisfy their foreign currency-denominated obligations.

Note 17 – Income Taxes

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

Subsequent to October 31, 2016, the Company became a separate taxpayer and started preparing its own consolidated U.S. federal income tax return and U.S. state income tax filings. As of December 31, 2017 and 2016, the current and deferred taxes, including carryforwards and tax credits, are reflective of the Company’s actual balances subsequent to the separation.

In December 2017, the U.S. enacted the Tax Act, which included a broad range of tax reforms, including, but not limited to, the establishment of a flat corporate income tax rate of 21%, the elimination or reduction of certain business deductions, and the imposition of tax on deemed repatriation of accumulated undistributed foreign earnings. The Tax Act has impacted Yum China in two material aspects: all of the foreign-source dividends received by Yum China from its foreign subsidiaries will be exempted from taxation starting from tax year beginning after December 31, 2017 and Yum China recorded additional income tax expense in the fourth quarter of 2017, including an estimated one-time transition tax on its deemed repatriation of accumulated undistributed foreign earnings and additional tax related to revaluation of certain deferred tax assets.

2017 Form 10-K

Based on the information currently available, we have made a reasonable estimate of the effects and recorded the provisional amount of $163.9 million as an additional income tax expense in the fourth quarter of 2017. This amount includes an estimated one-time transition tax of $129.8 million on the deemed repatriation of accumulated undistributed foreign earnings, $4.5 million primarily related to the remeasurement of certain deferred tax assets based on the rates at which they are expected to reverse in the future, and the valuation allowance of $29.6 million for certain deferred tax assets. After utilizing existing qualified foreign tax credits, the total payable of the estimated one-time transition tax was $83.0 million as of December 31, 2017 of which $6.6 million was included in Income taxes payable and $76.4 million was included in Other liabilities and deferred credits.

The Tax Act requires complex computations with significant estimates to be performed, significant judgments to be made in interpretation of the provisions, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, the SEC and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our current interpretation. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. We expect to complete our analysis within the measurement period not exceeding one year from the enactment date.

U.S. and foreign income before taxes are set forth below:

	2017	2016	2015
U.S.	$(13)	$5	$(7)
China	818	659	502
Other Foreign	5	8	1
	$810	$672	$496

The details of our income tax provision (benefit) are set forth below:

		2017	2016	2015
Current:	Federal	$85	$(2)	$7
	Foreign	232	200	132
		$317	$198	$139

Deferred:	Federal	$77	$(36)	$(7)
	Foreign	(13)	(4)	36
		$64	$(40)	$29
		$381	$158	$168

2017 Form 10-K

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2017		2016		2015
U.S. federal statutory rate	$284	35.0%	$235	35.0%	$173	35.0%
Impact from the Tax Act	164	20.2	—	—	—	—
Statutory rate differential attributable to foreign operations	(61)	(7.5)	(55)	(8.4)	(15)	(3.1)
Adjustments to reserves and prior years	(1)	(0.2)	16	2.4	3	0.6
Change in valuation allowances	2	0.2	—	—	12	2.4
Tax benefit from Little Sheep restructuring	—	—	(26)	(3.8)	—	—
Other, net	(7)	(0.8)	(12)	(1.7)	(5)	(1.0)
Effective income tax rate	$381	46.9%	$158	23.5%	$168	33.9%

Statutory rate differential attributable to foreign operations. This item includes local taxes, withholding taxes, and shareholder-level taxes, net of foreign tax credits. The favorable impact is primarily attributable to a majority of our income being earned in China where it is subject to a 25% tax rate, which is lower than the historical U.S. federal statutory rate of 35%.

In 2017, 2016 and 2015, this benefit was negatively impacted by the actual and deemed repatriation of current year foreign earnings to the U.S. as we recognized additional tax expense, resulting from the related effective tax rate being lower than the U.S. federal statutory rate.

Adjustments to reserves and prior years. This item includes: (1) changes in tax reserves, including interest thereon, established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position; and (2) the effects of reconciling income tax amounts recorded in our Consolidated and Combined Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets. The impact of certain effects or changes may offset items reflected in the ‘Statutory rate differential attributable to foreign operations’ line.

In 2016, this item was negatively impacted by the additional amount recorded for uncertain tax positions in China.

Change in valuation allowances. This item relates to changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of using deferred tax assets that existed at the beginning of the year. The change in valuation allowance as a result of the Tax Act in the amount of $29.6 million was included in ‘Impact from the Tax Act’. The impact of certain changes may offset items reflected in ‘Statutory rate differential attributable to foreign operations’.

In 2015, $12 million of net tax expense was driven by valuation allowances recorded against deferred tax assets generated during the current year.

Tax benefit from Little Sheep restructuring. In 2016, we recognized tax benefit of $26 million as a result of Little Sheep legal entity restructuring completed prior to the separation. The cash tax savings associated with this benefit will be realized as we recognize future U.S. taxable income. In 2017, this tax benefit was remeasured as a result of the Tax Act, and a valuation allowance of $19.5 million was recognized as part of valuation allowance recorded and reflected in ‘Impact from the Tax Act’.

Other. This item primarily includes the impact of permanent differences related to current year earnings as well as U.S. tax credits and deductions.

2017 Form 10-K

In 2016, this item was favorably impacted by non-taxable gain from changes in fair value of financial instruments associated with the Investors’ strategic investment in Yum China. See Note 13.

The details of 2017 and 2016 deferred tax assets (liabilities) are set forth below:

	2017	2016
Operating losses and tax credit carryforwards	$43	$86
Tax benefit from Little Sheep restructuring	20	26
Employee benefits	5	4
Share-based compensation	6	8
Deferred escalating minimum rent	45	42
Other liabilities	10	8
Deferred income and other	43	35
Gross deferred tax assets	172	209
Deferred tax asset valuation allowances	(68)	(41)
Net deferred tax assets	$104	$168
Intangible assets	(25)	$(22)
Property, plant and equipment	(2)	(1)
Other	(10)	(9)
Gross deferred tax liabilities	$(37)	$(32)
Net deferred tax assets	$67	$136
Reported in Consolidated Balance Sheets as:
Deferred income taxes	99	$162
Other liabilities and deferred credits	(32)	(26)
	$67	$136

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. We have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31, 2017 was subject to the one-time transition tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes. We estimate that our total temporary difference for which we have not provided foreign withholding taxes is approximately $2.0 billion at December 31, 2017. However, it is not practicable to determine the deferred tax liability on this amount due to uncertainty with regard to the timing or manner of repatriation and the related impact on foreign taxes.

At December 31, 2017, the Company had operating loss carryforwards of $165 million, primarily related to our Little Sheep business, all of which will expire by 2022. These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income.

As of December 31, 2016, the Company had U.S. tax credit carryforwards of $46 million, which represents Yum China’s foreign tax credit carryforwards as a result of the separation. This was attributable to the distributions from the Company’s China business to YUM after Yum China was incorporated and became the parent of the Company’s operating entities in China. The tax credit of $47 million at the end of 2017 was fully utilized to offset the one-time transition tax.

2017 Form 10-K

Cash payments for tax liabilities on income tax returns filed in China were $232 million, $182 million and $143 million in 2017, 2016 and 2015, respectively.

We recognize the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016
Beginning of Year	$26	$15
Additions on tax positions	8	14
Reductions due to statute expiration	(6)	(3)
End of Year	$28	$26

In 2017 and 2016, we increased our unrecognized tax benefits by $8 million and $14 million, respectively, related to uncertainty with regard to the deductibility of certain business expenses incurred during the year. The unrecognized tax benefits balance as of December 31, 2017 was $28 million, all of which, if recognized upon audit settlement or statute expiration, would affect the effective tax rate. The Company believes it is reasonably possible its unrecognized tax benefits may decrease by approximately $8 million in the next twelve months, if recognized, would affect the 2018 effective tax rate. The accrued interest and penalties related to income taxes at December 31, 2017 and 2016 are set forth below:

	2017	2016
Accrued interest and penalties	$7	$5

During 2017, 2016 and 2015, a net expense of $2 million, $3 million and $1 million, respectively, for interest and penalties was recognized in our Consolidated and Combined Statements of Income as components of our income tax provision.

The Company’s results are subject to examination in the U.S. federal jurisdiction as well as various U.S. state jurisdictions as part of YUM’s and our own income tax filings, and separately in foreign jurisdictions. Any liability arising from these examinations related to periods prior to the separation is expected to be settled among the Company, YCCL and YUM in accordance with the tax matters agreement we entered into in connection with the separation.

The Company’s operations in foreign jurisdictions generally remain subject to examination for tax years as far back as 2006, and some of which years are currently under audit by local tax authorities. Currently we are under a national audit on transfer pricing by the Chinese State Administration of Taxation (“SAT”) regarding our related party transactions for the period from 2006 to 2015. A few meetings with the SAT took place to discuss the progress of the audit, and it is reasonably possible that there could be significant development within the next 12 months. The ultimate assessment will depend upon further review of the information provided and ongoing discussions with the SAT and in-charge local tax authorities, and therefore it is not possible to estimate the potential impact. We will continue to defend our transfer pricing position. However, if the SAT prevails in the assessment of additional tax due based on its ruling, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations and cash flows.

2017 Form 10-K

Note 18 – Reportable Operating Segments

During the second quarter of 2017, we integrated the businesses of Pizza Hut Casual Dining and Pizza Hut Home Service and began reporting them together as the Pizza Hut reportable segment. As a result, the Company has two reportable segments: KFC, which remains unchanged, and Pizza Hut. We also have four non-reportable operating segments, East Dawning, Little Sheep, Taco Bell and Daojia, which are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. Segment financial information for prior years has been recast to align with this change in segment reporting. See Note 1.

	Revenues
	2017	2016	2015
KFC	$4,998	$4,696	$4,768
Pizza Hut	2,092	1,995	2,041
All Other Segments	54	61	100
	$7,144	$6,752	$6,909

	Operating Profit; Interest Income, Net; and Income Before Income Taxes
	2017	2016	2015
KFC(a)	$807	$644	$499
Pizza Hut	157	149	139
All Other Segments	(5)	(4)	(8)
Unallocated and corporate expenses(b)	(185)	(153)	(144)
Unallocated Closures and impairment expense(b)(c)	—	(17)	—
Unallocated Refranchising gain(b)	5	15	13
Unallocated Other income (expense)(b)	6	6	(11)
Operating Profit	785	640	488
Interest income, net(b)	25	11	8
Changes in fair value of financial instruments(b)	—	21	—
Income Before Income Taxes	$810	$672	$496

	Depreciation and Amortization
	2017	2016	2015
KFC	$265	$266	$283
Pizza Hut	126	120	118
All Other Segments	4	5	11
Corporate	14	11	13
	$409	$402	$425

	Capital Spending
	2017	2016	2015
KFC	$227	$221	$259
Pizza Hut	93	129	192
All Other Segments	2	1	—
Corporate	93	85	61
	$415	$436	$512

2017 Form 10-K

	Identifiable Assets
	2017	2016
KFC(d)	$1,526	$1,411
Pizza Hut	668	679
All Other Segments	144	109
Corporate(e)	1,925	1,528
	$4,263	$3,727

	Long-Lived Assets(f)
	2017	2016
KFC	$1,152	$1,099
Pizza Hut	580	599
All Other Segments	114	82
Corporate	54	33
	$1,900	$1,813

(a)	Includes equity income from investments in unconsolidated affiliates of $65 million, $54 million and $41 million in 2017, 2016 and 2015, respectively.

(b)	Amounts have not been allocated to any segment for performance reporting purposes.

(c)     Represents 2016 incremental restaurant-level impairment charges. See Note 5.

(d)	Includes investments in unconsolidated affiliates totaling $89 million and $71 million for 2017 and 2016, respectively.

(e)	Primarily includes cash and inventories that are centrally managed.

(f)	Includes property, plant and equipment, net, goodwill, and intangible assets, net.

Note 19 – Contingencies

Indemnification of China Tax on Indirect Transfers of Assets

In February 2015, the SAT issued Bulletin 7 on Income arising from Indirect Transfers of Assets by Non-Resident Enterprises. Pursuant to Bulletin 7, an “indirect transfer” of Chinese taxable assets, including equity interests in a Chinese resident enterprise (“Chinese interests”), by a non-resident enterprise, may be recharacterized and treated as a direct transfer of Chinese taxable assets, if such arrangement does not have reasonable commercial purpose and the transferor has avoided payment of Chinese enterprise income tax. As a result, gains derived from such an indirect transfer may be subject to Chinese enterprise income tax at a rate of 10%.

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

2017 Form 10-K

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

Guarantees for Franchisees and Unconsolidated Affiliates

From time to time we have guaranteed certain lines of credit and loans of franchisees and unconsolidated affiliates. As of December 31, 2017, we have provided guarantees of approximately $2 million on behalf of franchisees and there are no guarantees outstanding for unconsolidated affiliates.

Indemnification of Officers and Directors

The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that require the Company to indemnify directors or officers for monetary damages for actions taken as a director or officer of the Company or while serving at the Company’s request as a director or officer or another position at another corporation or enterprise, as the case may be. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s bylaws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero as of December 31, 2017.

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

Note 20 – Selected Quarterly Financial Data (Unaudited; in millions, except per share amounts)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$1,257	$1,563	$1,998	$2,180	$6,998
Franchise fees and income	27	31	40	48	146
Total revenues	1,284	1,594	2,038	2,228	7,144
Restaurant profit	289	239	399	246	1,173
Operating Profit	254	143	317	71	785
Net Income (Loss) – Yum China Holdings, Inc.	175	107	211	(90)	403
Basic earnings (loss) per common share	$0.45	$0.28	$0.55	$(0.23)	$1.04
Diluted earnings (loss) per common share	$0.44	$0.27	$0.53	$(0.23)	$1.01

2017 Form 10-K

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$1,278	$1,558	$1,848	$1,938	$6,622
Franchise fees and income	25	30	35	40	130
Total revenues	1,303	1,588	1,883	1,978	6,752
Restaurant profit	246	196	356	214	1,012
Operating Profit	209	87	286	58	640
Net Income – Yum China Holdings, Inc.	145	77	192	88	502
Basic earnings per common share	$0.40	$0.21	$0.53	$0.23	$1.36
Diluted earnings per common share	$0.40	$0.21	$0.53	$0.23	$1.36

Note 21 – Subsequent Events

Cash Dividend

On February 6, 2018, the Company announced that the board of directors declared a cash dividend of $0.10 per share on Yum China’s common stock, payable as of the close of business on March 21, 2018, to stockholders of record as of the close of business on February 28, 2018. Total estimated cash dividend payable is approximately $39 million.

Share-Based Compensation

On February 9, 2018, the Company’s board of directors approved grants of 89,290 RSUs and 1,179,215 SARs to the employees under the 2016 Plan. The estimated total grant-date fair value of these awards is $19.5 million, which will be recognized on a straight-line basis over the vesting periods. The Company also granted performance share units for a total fair value of $2.5 million which will be earned subject to certain performance-based conditions.

Acquisition of Additional Interest in Unconsolidated Affiliate

On February 14, 2018, the Company completed the acquisition of an additional 36% interest in Wuxi KFC joint venture company (“Wuxi JV”), for approximately RMB620 million (approximately $95 million). Upon acquisition, Yum China holds an 83% interest in Wuxi JV allowing the Company to consolidate the entity. The acquisition was considered immaterial. As of the date of this filing, the Company has not yet completed the fair value assessment on the equity method investment previously held in Wuxi JV or the determination of identifiable assets and liabilities assumed.

2017 Form 10-K

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, our management excluded from its assessment the operations of Daojia acquired during 2017, which is described in Note 1 to the Consolidated and Combined Financial Statements. The Daojia business represented less than 1% of the Company’s total revenues for the year ended December 31, 2017 and approximately 1% of the Company’s total assets as of December 31, 2017 and was considered insignificant.

Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

KPMG Huazhen LLP, an independent registered public accounting firm, has audited the Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2017 and has issued their report, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2017.

Item 9B.	Other Information.

None.

2017 Form 10-K

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Company’s Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Item 1:  Election of Directors” is incorporated herein by reference to the 2018 Proxy Statement.

Information regarding executive officers of the Company is incorporated by reference from Part I of this Form 10-K.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Company’s Compensation Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated herein by reference to the 2018 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated herein by reference to the 2018 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” and “Item 1:  Election of Directors” is incorporated herein by reference to the 2018 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditor” is incorporated herein by reference to the 2018 Proxy Statement.

2017 Form 10-K

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

2017 Form 10-K

Yum China Holdings, Inc.

Exhibit Index

(Item 15)

Exhibit Number	Description of Exhibits

2.1**

Separation and Distribution Agreement, dated as of October 31, 2016, by and among Yum! Brands, Inc., Yum Restaurants Consulting (Shanghai) Company Limited and Yum China Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

3.1

Amended and Restated Certificate of Incorporation of Yum China Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

3.2	Amended and Restated Bylaws of Yum China Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

4.1	Warrant No. 1 issued to Pollos Investment L.P. on January 9, 2017 (incorporated by reference to Exhibit 10.3 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on January 9, 2017).

4.2	Warrant No. 2 issued to Pollos Investment L.P. on January 9, 2017 (incorporated by reference to Exhibit 10.4 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on January 9, 2017).

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

2017 Form 10-K

Exhibit Number	Description of Exhibits
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

10.9

Letter Agreement, dated as of October 7, 2016, by and among Yum! Brands, Inc., Yum China Holdings, Inc., API (Hong Kong) Investment Limited and Pollos Investment L.P. (incorporated by reference to Exhibit 10.9 to Yum China Holdings, Inc.’s Annual Report on Form 10-K filed on March 8, 2017).

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

2017 Form 10-K

Exhibit Number	Description of Exhibits

10.17

Letter of Understanding between Yum Restaurants Consulting (Shanghai) Company Limited and Joey Wat, dated as of March 21, 2014 (incorporated by reference to Exhibit 10.18 to Yum China Holdings, Inc.’s Annual Report on Form 10-K filed on March 8, 2017). †

10.18

Letter of Understanding issued by Yum Restaurants Consulting (Shanghai) Company Limited to Joey Wat, dated as of September 8, 2015 (incorporated by reference to Exhibit 10.19 to Yum China Holdings, Inc.’s Annual Report on Form 10-K filed on March 8, 2017). †

10.19

Letter of Understanding issued by Yum China Holdings, Inc. to Joey Wat, dated as of February 6, 2017 (incorporated by reference to Exhibit 10.20 to Yum China Holdings, Inc.’s Annual Report on Form 10-K filed on March 8, 2017). †

10.20

Letter of Understanding issued by Yum China Holdings, Inc. to Johnson Huang, dated as of February 6, 2017 (incorporated by reference to Exhibit 10.21 to Yum China Holdings, Inc.’s Annual Report on Form 10-K filed on March 8, 2017). †

10.21

Transition Agreement, dated as of September 29, 2017, by and between Yum China Holdings, Inc. and Micky Pant (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on October 5, 2017). †

10.22

Letter of Understanding, dated as of September 29, 2017, by and between Yum China Holdings, Inc. and Joey Wat (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on October 5, 2017). †

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

2017 Form 10-K

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

†	Indicates a management contract or compensatory plan.

2017 Form 10-K

Item 16.	Form 10-K Summary.

Not applicable.

2017 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUM CHINA HOLDINGS, INC.

	By:	/s/ Micky Pant
Micky Pant Chief Executive Officer
Date: February 27, 2018

2017 Form 10-K

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Micky Pant	Chief Executive Officer and Director	February 27, 2018
Micky Pant	(principal executive officer)

/s/ Jacky Lo	Chief Financial Officer	February 27, 2018
Jacky Lo	(principal financial officer)

/s/ Xueling Lu	Controller	February 27, 2018
Xueling Lu	(principal accounting officer)

/s/ Peter A. Bassi	Director	February 27, 2018
Peter A. Bassi

/s/ Christian L. Campbell	Director	February 27, 2018
Christian L. Campbell

/s/ Ed Yiu-Cheong Chan	Director	February 27, 2018
Ed Yiu-Cheong Chan

/s/ Edouard Ettedgui	Director	February 27, 2018
Edouard Ettedgui

/s/ Louis T. Hsieh	Director	February 27, 2018
Louis T. Hsieh

/s/ Fred Hu	Director	February 27, 2018
Fred Hu

/s/ Jonathan S. Linen	Director	February 27, 2018
Jonathan S. Linen

/s/ Ruby Lu	Director	February 27, 2018
Ruby Lu

/s/ Zili Shao	Director	February 27, 2018
Zili Shao

/s/ William Wang	Director	February 27, 2018
William Wang

/s/ Joey Wat	President, Chief Operating Officer and Director	February 27, 2018
Joey Wat

2017 Form 10-K