Form 10-Q
period 2018-03-31
Yum China Holdings, Inc.
filed 2018-05-04
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of April 26, 2018 was 386,080,418 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except for per share data)

	Quarter Ended
Revenues	3/31/2018	3/31/2017
Company sales	$2,016	$1,738
Franchise fees and income	40	36
Revenues from transactions with franchisees and unconsolidated affiliates	161	147
Other revenues	4	5
Total revenues	2,221	1,926
Costs and Expenses, Net
Company restaurants
Food and paper	594	486
Payroll and employee benefits	442	368
Occupancy and other operating expenses	619	530
Company restaurant expenses	1,655	1,384
General and administrative expenses	114	98
Franchise expenses	20	18
Expenses for transactions with franchisees and unconsolidated affiliates	160	147
Other operating costs	4	3
Other income, net	(127)	(20)
Total costs and expenses, net	1,826	1,630
Operating Profit	395	296
Interest income, net	8	4
Income Before Income Taxes	403	300
Income tax provision	(107)	(90)
Net income – including noncontrolling interests	296	210
Net income – noncontrolling interests	8	6
Net Income – Yum China Holdings, Inc.	$288	$204
Weighted-average common shares outstanding (in millions):
Basic	386	388
Diluted	401	395
Basic Earnings Per Common Share	$0.75	$0.53
Diluted Earnings Per Common Share	$0.72	$0.52
Cash Dividends Declared Per Common Share	$0.10	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended
	3/31/2018	3/31/2017

Net income - including noncontrolling interests	$296	$210
Other comprehensive income, net of tax of nil:
Foreign currency gains arising during the period	90	15
Comprehensive income - including noncontrolling interests	386	225
Comprehensive income - noncontrolling interests	11	7
Comprehensive Income - Yum China Holdings, Inc.	$375	$218

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended
	3/31/2018	3/31/2017
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$296	$210
Depreciation and amortization	118	96
Gain from re-measurement of equity interest upon acquisition	(98)	—
Deferred income taxes	23	(1)
Equity income from investments in unconsolidated affiliates	(23)	(21)
Distributions received from unconsolidated affiliates	36	27
Share-based compensation	6	5
Changes in accounts receivable	11	14
Changes in inventories	48	26
Changes in prepaid expenses and other current assets	(7)	4
Changes in accounts payable and other current liabilities	85	(63)
Changes in income taxes payable	63	58
Other, net	(7)	(19)
Net Cash Provided by Operating Activities	551	336
Cash Flows – Investing Activities
Capital spending	(111)	(112)
Purchases of short-term investments	(160)	(100)
Maturities of short-term investments	93	—
Proceeds from refranchising of restaurants	1	2
Acquisition of business, net of cash acquired	(88)	—
Other, net	(2)	(1)
Net Cash Used in Investing Activities	(267)	(211)
Cash Flows – Financing Activities
Payment of capital lease obligation	—	(1)
Payment of short-term borrowings assumed from acquisition	(10)	—
Cash dividends paid	(39)	—
Other, net	(2)	(10)
Net Cash Used in Financing Activities	(51)	(11)
Effect of Exchange Rates on Cash and Cash Equivalents	26	4
Net Increase in Cash and Cash Equivalents	259	118
Cash and Cash Equivalents - Beginning of Period	1,059	885
Cash and Cash Equivalents - End of Period	$1,318	$1,003

Supplemental Cash Flow Data
Cash paid for income tax	20	31

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	3/31/2018	12/31/2017
ASSETS
Current Assets
Cash and cash equivalents	$1,318	$1,059
Short-term investments	276	205
Accounts receivable, net	63	81
Inventories, net	261	297
Prepaid expenses and other current assets	203	160
Total Current Assets	2,121	1,802
Property, plant and equipment, net	1,755	1,691
Goodwill	291	108
Intangible assets, net	161	101
Investments in unconsolidated affiliates	44	95
Other assets	412	385
Deferred income taxes	110	105
Total Assets	$4,894	$4,287
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,114	$985
Income taxes payable	106	39
Total Current Liabilities	1,220	1,024
Capital lease obligations	29	28
Other liabilities and deferred credits	442	388
Total Liabilities	1,691	1,440
Redeemable Noncontrolling Interest	5	5
Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 390 million shares and 389 million shares issued at March 31, 2018 and December 31, 2017, respectively; 386 million shares and 385 million shares outstanding at March 31, 2018 and December 31, 2017, respectively	4	4
Treasury stock	(148)	(148)
Additional paid-in capital	2,381	2,375
Retained earnings	646	397
Accumulated other comprehensive income	224	137
Total Equity – Yum China Holdings, Inc.	3,107	2,765
Noncontrolling interests	91	77
Total Equity	3,198	2,842
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$4,894	$4,287

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company owns, franchises or has an ownership in entities that own and operate restaurants under the KFC, Pizza Hut, East Dawning, Little Sheep and Taco Bell concepts (collectively, the “Concepts”). In connection with the separation of the Company from YUM, Yum! Restaurants Asia Pte. Ltd., a wholly-owned indirect subsidiary of YUM, and Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of Yum China, entered into a 50-year master license agreement with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew, for the exclusive right to use and sub-license the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China, excluding Hong Kong, Taiwan and Macau (the “PRC” or “China”). In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. We own the East Dawning and Little Sheep intellectual property and pay no license fee related to these concepts.

The Company also owns a controlling interest in the holding company of DAOJIA.com.cn (“Daojia”), an established online food delivery service provider in China.

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

For periods prior to October 31, 2016, the combined financial statements of YUM’s China businesses and operations when Yum China was a wholly-owned subsidiary of YUM are referred to as Condensed Combined Financial Statements. For periods subsequent to October 31, 2016, the consolidated financial statements of the Company as a separate publicly traded company following its separation from YUM are referred to as Condensed Consolidated Financial Statements.

Our preparation of the accompanying Condensed Consolidated Financial Statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of March 31, 2018, and the results of our operations, comprehensive income and cash flows for the quarters ended March 31, 2018 and 2017. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Consolidated and Combined Financial Statements and notes thereto defined and included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2018.

Through the acquisition of Daojia during the second quarter of 2017, the Company also acquired a variable interest entity (“VIE”) and subsidiaries of the VIE effectively controlled by Daojia. There exists a parent-subsidiary relationship between Daojia and its VIE as a result of certain exclusive agreements that require Daojia to consolidate its VIE and subsidiaries of the VIE because Daojia is the primary beneficiary that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb substantially all of the profits and all of the expected losses of the VIE. The acquired VIE and its subsidiaries were considered immaterial, both individually and in the aggregate. The results of Daojia’s operations have been included in the Company’s Condensed Consolidated Financial Statements since the acquisition date.

During the quarter ended March 31, 2018, the Company completed the acquisition of an additional 36% equity interest in an unconsolidated affiliate that operates KFC stores in Wuxi, China (“Wuxi KFC”), for cash consideration of approximately $98 million, increasing the Company’s equity interest to 83%, allowing the Company to consolidate the entity. The acquisition was considered immaterial. We began consolidating Wuxi KFC upon the completion of acquisition during the quarter ended March 31, 2018.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), or ASC 606, to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. The standard allows for either a full retrospective or modified retrospective transition method. In March, April and May 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-04, Liabilities-Extinguishments of liabilities (Subtopic 450-20): Revenue of Breakage for Certain Prepaid Stored-Value Products (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-04”), ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”) and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The Company adopted these standards during the quarter ended March 31, 2018 and applied the full retrospective approach.

The new standard did not have an impact on our recognition of revenue from Company-owned restaurants or our recognition of continuing fees from franchisees and unconsolidated affiliates, however it changed the way we account for upfront fees. Upfront fees, such as initial and renewal fees from franchisees and unconsolidated affiliates, were previously recognized as revenue when we performed substantially all initial services required by the franchise agreement, generally upon the opening of a store or when a renewal agreement with a franchisee became effective. We now recognize the upfront fees from franchisees and unconsolidated affiliates as revenue over the term of each franchise agreement as the franchise rights are accounted for as rights to access our symbolic intellectual property in accordance with the new standard. Any unamortized portion of fees received is accounted for as a contract liability.

The new standard also had an impact on certain transactions we entered into with franchisees and unconsolidated affiliates, such as sales of food and paper products and advertising services. These transactions were previously either not included or presented on a net basis in our statements of income or cash flows based on industry-specific guidance included in previous accounting guidance, which was superseded by the new standard. Under the new standard, we consider ourselves the principal in these arrangements as we have the ability to control a promised good or service before transferring that good or service to the customer. Therefore we include such transactions in revenues and expenses on the Condensed Consolidated Statements of Income with no significant impact to Net income.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”), which provides clarification regarding how certain cash receipts and cash payment are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2016-15 during the quarter ended March 31, 2018, and such adoption did not have a material impact on our financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. We adopted ASU 2016-16 during the quarter ended March 31, 2018, and such adoption did not have a material impact on our financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that entities show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. We adopted ASU 2016-18 during the quarter ended March 31, 2018, and such adoption did not have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We adopted ASU 2017-01 during the quarter ended March 31, 2018, and such adoption did not have a material impact on our financial statements.

Certain comparative items in the Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation to facilitate comparison.

Our fiscal year ends on December 31. Effective at the beginning of fiscal year 2018, the Company changed its fiscal calendar from two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter, to four three-month quarters ending on March 31, June 30, September 30 and December 31 of each year. The change was made to align with how management now measures performance internally and to facilitate the comparability of our results with peers using calendar quarters. Quarterly results of all prior financial periods presented have been recast as if they had been reported under our new fiscal calendar.

Note 3 – Revenue Recognition

The Company’s revenues primarily include Company sales, Franchise fees and income and Revenues from transactions with franchisees and unconsolidated affiliates.

Company Sales

Revenues from Company-owned restaurants are recognized when a customer takes possession of the food and tenders payment, which is when our obligation to perform is satisfied. The Company presents sales net of sales-related taxes. We recognize revenues from prepaid stored-value products, including gift cards and product vouchers, when they are redeemed by the customer. Prepaid gift cards sold at any given point generally expire over the next 36 months, and product vouchers generally expire over a period of up to 12 months. We recognize breakage revenue, which is the amount of prepaid stored-value products that is not expected to be redeemed, either (1) proportionally in earnings as redemptions occur, in situations where the Company expects to be entitled to a breakage amount, or (2) when the likelihood of redemption is remote, in situations where the Company does not expect to be entitled to breakage, provided that there is no requirement for remitting balances to government agencies under unclaimed property laws. The Company reviews its breakage estimates at least annually based upon the latest available information regarding redemption and expiration patterns.

Franchise Fees and Income

Franchise fees and income primarily include upfront fees, such as initial fees and renewal fees, and continuing fees. We have determined that the services we provide in exchange for upfront fees and continuing fees are highly interrelated with the franchise right. We recognize upfront fees received from a franchisee as revenue over the term of the franchise agreement or the renewal agreement because the franchise rights are accounted for as rights to access our symbolic intellectual property in accordance with ASC 606. The franchise agreement term is generally 10 years for KFC and Pizza Hut, and five or 10 years for Little Sheep. We recognize continuing fees, which are based upon a percentage of franchisee sales, as those sales occur.

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

Revenues from transactions with franchisees and unconsolidated affiliates consist primarily of sales of food and paper products, advertising services and other services provided to franchisees and unconsolidated affiliates.

The Company centrally purchases substantially all food and paper products from suppliers for substantially all of our restaurants, including franchisees and unconsolidated affiliates, and then sells and delivers them to the restaurants. The performance obligation arising from such transactions is considered distinct from the franchise agreement as it is not highly dependent on franchise agreement and the customer can benefit from the procurement service on its own. We consider ourselves the principal in this arrangement as we have the ability to control a promised good or service before transferring that good or service to the franchisees and unconsolidated affiliates. Revenue is recognized upon transfer of control over ordered items, generally upon delivery to the franchisees and unconsolidated affiliates.

For advertising services, the Company often engages third parties to provide services and acts as a principal in the transaction based on our responsibilities of defining the nature of the services and administering and directing all marketing and advertising programs in accordance with the provisions of our franchise agreements. The Company collects advertising contributions, which are generally based on certain percentage of sales from substantially all of our restaurants, including franchisees and unconsolidated affiliates. Other services provided to franchisees and unconsolidated affiliates consist primarily of customer support and technology support services. Advertising services and other services provided are highly interrelated to franchise right so we do not consider them to be individually distinct and therefore account for them under ASC 606 as a single performance obligation and recognize revenue when the related sales occur.

Loyalty Programs

Each of the Company’s KFC and Pizza Hut reportable segments operates a loyalty program that allows registered members to earn points for each qualifying purchase. Points, which generally expire 18 months after being earned, may be redeemed for future purchases of KFC or Pizza Hut branded products or other products for free or at a discounted price. Points cannot be redeemed or exchanged for cash. The value of points earned by the loyalty program members is recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed, with a corresponding deferred revenue liability included in Accounts payable and other current liabilities on the Condensed Consolidated Balance Sheets and subsequently recognized into revenue when the points are redeemed. The Company estimates the value of the future redemption obligations based on the estimated value of the product for which points are expected to be redeemed and historical redemption patterns, including an estimate of the breakage for points that members will never redeem. The Company reviews its breakage estimates at least annually based upon the latest available information regarding redemption and expiration patterns.

Accounts Receivable

Accounts receivable mainly consist of trade receivables and royalties from franchisees and unconsolidated affiliates and are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts receivable on the Condensed Consolidated Balance Sheets. Our provision for uncollectible receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due. Additionally, we monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe it probable that our franchisees will be unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Trade receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

Costs to Obtain Contracts

Costs to obtain contracts represent the portion of upfront license fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates. They meet the requirements to be capitalized as the Company expects to generate future economic benefits from such costs incurred, which allow us to enter into franchise agreements and collect fees. Such costs to obtain contracts are included in Other assets on the Condensed Consolidated Balance Sheets and are amortized over the term of the franchise agreement. Subsequent to the separation, we are no longer required to pay YUM any upfront fees that we receive from franchisees and unconsolidated affiliates. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $10 million and $12 million at March 31, 2018 and December 31, 2017, respectively.

Contract Liabilities

Contract liabilities at March 31, 2018 and December 31, 2017 were as follows:

Contract liabilities	3/31/2018	12/31/2017
- Deferred revenue related to prepaid stored-value products	$52	$50
- Deferred revenue related to customer loyalty programs	21	16
- Deferred revenue related to upfront fees	39	39
Total	$112	$105

Contract liabilities consist of deferred revenue related to prepaid stored-value products, customer loyalty programs and upfront fees. Deferred revenue related to prepaid stored-value products and customer loyalty programs is included in Accounts payable and other current liabilities on the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities and deferred credits on the Condensed Consolidated Balance Sheets. Revenue recognized in the quarter ended March 31, 2018 that was included in the contract liability balance at the beginning of the period amounted to $19 million. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

The Company has elected, as a practical expedient, not to disclose the value of remaining performance obligations associated with sales-based royalty promised to franchisees in exchange for franchise right and other related services. The remaining duration of the performance obligation is the remaining contractual term of each franchise agreement. We recognize continuing franchisee fees and revenues from advertising services and other services provided to franchisees and unconsolidated affiliates based on certain percentage of sales, as those sales occur.

Note 4 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted earnings per share (in millions, except for per share data):

	Quarter Ended
	3/31/2018	3/31/2017
Net Income – Yum China Holdings, Inc.	$288	$204
Weighted-average common shares outstanding (for basic calculation) (a)	386	388
Effect of dilutive share-based employee compensation (a)	12	7
Effect of dilutive warrants (b)	3	—
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	401	395
Basic Earnings Per Common Share	$0.75	$0.53
Diluted Earnings Per Common Share	$0.72	$0.52
Employee stock options, stock appreciation rights and warrants excluded from the diluted EPS computation (c)	1	19

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

Note 5 – Equity

Changes in Equity and Redeemable Noncontrolling Interest

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2017	389	$4	$2,375	$397	$137	(4)	$(148)	$77	$2,842	$5
Net Income				288				8	296
Foreign currency translation gains					87			3	90
Comprehensive income									386
Acquisition of business								36	36
Cash dividends declared ($0.10 Per Common Share)				(39)					(39)
Dividends declared								(33)	(33)
Exercise and vesting of share-based awards	1	—	—						—
Share-based compensation			6						6
Balance at March 31, 2018	390	$4	$2,381	$646	$224	(4)	$(148)	$91	$3,198	$5

Share Repurchase Program

On February 7, 2017, we announced that our Board of Directors authorized a $300 million share repurchase program. On October 4, 2017, the Board of Directors increased Yum China’s existing share repurchase authorization from $300 million to an aggregate of $550 million. No shares of Yum China common stock were repurchased during the quarters ended March 31, 2018 and 2017.

Note 6 – Other Income, net

	Quarter Ended
	3/31/2018	3/31/2017
Equity income from investments in unconsolidated affiliates	$23	$21
Gain from re-measurement of equity interest upon acquisition(a)	98	—
Foreign exchange gain and other	6	(1)
Other income, net	$127	$20

(a)

As a result of the acquisition of Wuxi KFC as disclosed in Note 2, the Company recognized a gain of $98 million from the re-measurement of our previously held 47% equity interest at fair value, which was not allocated to any segment for performance reporting purposes.

Note 7 – Supplemental Balance Sheet Information

Accounts Receivable, net	3/31/2018	12/31/2017
Accounts receivable, gross	$64	$83
Allowance for doubtful accounts	(1)	(2)
Accounts receivable, net	$63	$81

Prepaid Expenses and Other Current Assets	3/31/2018	12/31/2017
Prepaid rent	$44	$41
Receivables from payment processors and aggregators	32	38
Dividends receivable from unconsolidated affiliates	48	21
Other prepaid expenses and current assets	79	60
Prepaid expenses and other current assets	$203	$160

Property, Plant and Equipment	3/31/2018	12/31/2017
Buildings and improvements	$2,324	$2,184
Capital leases, primarily buildings	29	28
Machinery, equipment and construction in progress	1,240	1,204
Property, plant and equipment, gross	3,593	3,416
Accumulated depreciation	(1,838)	(1,725)
Property, plant and equipment, net	$1,755	$1,691

Other Assets	3/31/2018	12/31/2017
Land use right	$142	$131
VAT assets	189	176
Costs to obtain contracts	10	12
Others	71	66
Other Assets	$412	$385

Accounts Payable and Other Current Liabilities	3/31/2018	12/31/2017
Accounts payable	$529	$424
Accrued capital expenditures	112	142
Accrued compensation and benefits	168	233
Accrued taxes, other than income taxes	17	16
Dividends payable	33	—
Accrued marketing expenses	104	28
Contract liabilities	79	72
Other current liabilities	72	70
Accounts payable and other current liabilities	$1,114	$985

Other Liabilities and Deferred Credits	3/31/2018	12/31/2017
Deferred escalating minimum rent	$168	$162
Contract liabilities	33	33
Accrued income tax payable	114	112
Deferred income tax liabilities	75	32
Other noncurrent liabilities and deferred credits	52	49
Other liabilities and deferred credits	$442	$388

Note 8 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2017
Goodwill, gross	$490	$80	$19	$391
Accumulated impairment losses(a)	(382)	—	—	(382)
Goodwill, net	108	80	19	9
Goodwill acquired(b)	175	175	—	—
Effect of currency translation adjustment	8	7	1	—
Balance as of March 31, 2018
Goodwill, gross	673	262	20	391
Accumulated impairment losses(a)	(382)	—	—	(382)
Goodwill, net	$291	$262	$20	$9

(a)	Accumulated impairment losses represent Little Sheep goodwill impairment.

(b)	Goodwill acquired in connection with the acquisition of Wuxi KFC.

Intangible assets, net as of March 31, 2018 and December 31, 2017 are as follows:

	3/31/2018			12/31/2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Reacquired franchise rights(c)	$165	$(93)	$72	$100	$(87)	$13
Daojia platform	18	(2)	16	18	(1)	17
Customer-related assets	13	(7)	6	12	(6)	6
Other	20	(11)	9	19	(10)	9
	$216	$(113)	$103	$149	$(104)	$45
Indefinite-lived intangible assets
Little Sheep trademark	$58	$—	$58	$56	$—	$56

Total intangible assets	$274	$(113)	$161	$205	$(104)	$101

(c)	Increase in gross carrying amount of reacquired franchise rights during the quarter ended March 31, 2018 primarily resulted from the acquisition of Wuxi KFC.

Amortization expense of definite-lived intangible assets was $6 million and $3 million for the quarters ended March 31, 2018 and 2017, respectively. As of March 31, 2018, expected amortization expense for the unamortized definite-lived intangible assets is approximately $22 million for the remainder of 2018, $22 million in 2019, $16 million in 2020, $16 million in 2021 and $15 million in 2022.

Note 9 – Fair Value Measurements

As of March 31, 2018, the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.

In addition, certain of the Company’s assets, such as property, plant and equipment, goodwill and intangible assets, are measured at fair value on a non-recurring basis, if determined to be impaired.

During the quarters ended March 31, 2018 and 2017, we recorded restaurant-level impairment (Level 3) of nil and $3 million, respectively. The remaining net book value of the assets measured at fair value as of March 31, 2018, subsequent to these impairments, was not significant.

Note 10 – Income Taxes

	Quarter Ended
	3/31/2018	3/31/2017
Income tax provision	$107	$90
Effective tax rate	26.6%	30.0%

Our effective tax rate for the quarter ended March 31, 2018 was lower than the prior year primarily due to less estimated repatriation of current year earnings to the U.S.

In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which included a broad range of tax reforms, including, but not limited to, the establishment of a flat corporate income tax rate of 21%, the elimination or reduction of certain business deductions, and the imposition of tax on deemed repatriation of accumulated undistributed foreign earnings. The Tax Act impacted Yum China in two material aspects: (1) all of the foreign-source dividends received by Yum China from its foreign subsidiaries will be exempted from taxation starting from the tax year beginning after December 31, 2017 and (2) Yum China recorded additional income tax expense in the fourth quarter of 2017, including an estimated one-time transition tax on its deemed repatriation of accumulated undistributed foreign earnings and additional tax related to revaluation of certain deferred tax assets.

The Tax Act requires a U.S. shareholder to tax on Global Intangible Low Taxed Income (“GILTI”) earned by foreign subsidiaries. The Company has not determined its accounting policy with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future periods or use the period cost method. We have, however, included the 2018 estimate of current year GILTI as a period cost and included as part of the estimated annual effective tax rate.

As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies, we may make adjustments to the provisional amounts. We continue to expect to complete our analysis within the measurement period not exceeding one year from the enactment date.

Note 11 – Reportable Operating Segments

We have two reportable segments: KFC and Pizza Hut. We also have four operating segments, East Dawning, Little Sheep, Taco Bell and Daojia, which are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate.

	Quarter Ended
Revenues	3/31/2018	3/31/2017
KFC	$1,498	$1,250
Pizza Hut	565	528
All Other Segments	20	23
Corporate and Unallocated(a)	138	125
Total	$2,221	$1,926

	Quarter Ended
Operating Profit	3/31/2018	3/31/2017
KFC(b)	$296	$245
Pizza Hut	34	80
All Other Segments	(4)	1
Unallocated revenues from transactions with franchisees and unconsolidated affiliates(a)	137	125
Unallocated Other revenues(a)	1	—
Unallocated expenses from transactions with franchisees and unconsolidated affiliates(a)	(137)	(125)
Unallocated Other operating costs(a)	(1)	—
Unallocated and corporate G&A expenses(a)	(33)	(31)
Unallocated Other income(a)(c)	102	1
Operating Profit	$395	$296
Interest income, net(a)	8	4
Income Before Income Taxes	$403	$300

	Identifiable Assets
	3/31/2018	12/31/2017
KFC(d)	$1,824	$1,544
Pizza Hut	670	668
All Other Segments	147	144
Corporate and Unallocated(e)	2,253	1,931
	$4,894	$4,287

	Long-Lived Assets(f)
	3/31/2018	12/31/2017
KFC	$1,453	$1,152
Pizza Hut	580	580
All Other Segments	117	114
Corporate and Unallocated	57	54
	$2,207	$1,900

(a)	Amounts have not been allocated to any segment for performance reporting purposes.

(b)	Includes equity income from investments in unconsolidated affiliates of $23 million and $21 million as of March 31, 2018 and 2017, respectively.

(c)	Amounts mainly include gain from re-measurement of previously held equity interest in connection with the acquisition of Wuxi KFC. See Note 6.
(d)	Includes investments in the unconsolidated affiliates.

(e)	Primarily includes cash and cash equivalents, short-term investments and inventories that are centrally managed.

(f)	Includes property, plant and equipment, goodwill and intangible assets, net.

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

Any tax liability arising from the application of Bulletin 7 to the distribution is expected to be settled in accordance with the tax matters agreement between the Company and YUM. Pursuant to the tax matters agreement, to the extent any Chinese indirect transfer tax pursuant to Bulletin 7 is imposed, such tax and related losses will be allocated between YUM and the Company in proportion to their respective share of the combined market capitalization of YUM and the Company during the 30 trading days after the separation. Such a settlement could be significant and have a material adverse effect on our results of operations and our financial condition. At the inception of the tax indemnity being provided to YUM, the fair value of the non-contingent obligation to stand ready to perform was insignificant and the liability for the contingent obligation to make payment was not probable or estimable.

Guarantees

From time to time we have guaranteed certain lines of credit and loans of franchisees and unconsolidated affiliates. As of March 31, 2018, we have provided guarantees of approximately $2 million on behalf of franchisees and no guarantees were outstanding for unconsolidated affiliates.

Legal Proceedings

From time to time, the Company is subject to various lawsuits covering a variety of allegations. The Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Condensed Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. Matters faced by the Company from time to time include, but are not limited to, claims from landlords, employees, customers and others related to operational, contractual or employment issues.

Note 13 – Subsequent Events

On May 1, 2018, the Company announced that the Board of Directors declared a cash dividend of $0.10 per share on Yum China’s common stock, payable as of the close of business on June 20, 2018, to stockholders of record as of the close of business on May 30, 2018. Total estimated cash dividend payable is approximately $39 million.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China, with over 8,100 restaurants as of March 31, 2018. Our growing restaurant base consists of China’s leading restaurant brands and concepts, primarily KFC, Pizza Hut, East Dawning, Little Sheep and Taco Bell. Following our separation from YUM, we have had the exclusive right to operate and sub-license the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Taiwan and Macau (the “PRC” or “China”), and we own the East Dawning and Little Sheep marks outright. We were the first major global restaurant brand when we entered China in 1987 and we have developed deep operating experience in the market. We have since grown to become one of China’s largest restaurant developers with locations in over 1,200 cities as of March 31, 2018.

KFC is the leading Quick-Service Restaurant (“QSR”) brand in the PRC in terms of system sales and number of restaurants. As of March 31, 2018, KFC operated over 5,600 restaurants in over 1,200 cities across China. Measured by number of restaurants, we believe KFC has a two-to-one lead over the nearest Western QSR competitor in China, and KFC has continued to grow in both large and small cities. During the quarter ended March 31, 2018, the Company completed the acquisition of an additional 36% interest in an unconsolidated affiliate that operates KFC stores in Wuxi, China (“Wuxi KFC”), increasing equity interest to 83% and allowing the Company to consolidate the entity.

During the second quarter of 2017, we integrated the business of Pizza Hut Casual Dining and Pizza Hut Home Service as Pizza Hut. Segment financial information for prior periods has been recast to align with this change in segment reporting. After the integration, Pizza Hut continues to be the leading Casual Dining Restaurant (“CDR”) brand in China as measured by system sales and number of restaurants. We believe Pizza Hut has a four-to-one lead in terms of number of restaurants over its nearest Western CDR competitor in China. As of March 31, 2018, Pizza Hut operated over 2,200 restaurants in over 500 cities.

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

•

System sales growth reflects the results of all restaurants regardless of ownership, including Company-owned, franchise and unconsolidated affiliate restaurants that operate our Concepts, except for non-Company-owned restaurants for which we do not receive a sales-based royalty.  Sales of franchise and unconsolidated affiliate restaurants typically generate ongoing franchise fees for the Company at a rate of approximately 6% of system sales.  Franchise and unconsolidated affiliate restaurant sales are not included in Company sales on the Condensed Consolidated Statements of Income; however, the franchise fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

•

Effective January 1, 2018, the Company revised its definition of same-store sales growth to represent the estimated percentage change in sales of food of all restaurants in the Company system that have been open prior to the first day of our prior fiscal year. We refer to these as our “base” stores. Previously, same-store sales growth represented the estimated percentage change in sales of all restaurants in the Company system that have been open for one year or more, and the base stores changed on a rolling basis from month to month. This revision was made to align with how management measures performance internally and focuses on trends of a more stable base of stores. Prior periods have been adjusted accordingly.

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

•

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides measures adjusted for Special Items, which include Adjusted Operating Profit, Adjusted Diluted Earnings Per Common Share, Adjusted Effective Tax Rate and Adjusted EBITDA, which we define as net income including noncontrolling interests adjusted for income tax, interest income, depreciation, amortization and other items, including store impairment charges. The Special Item for the quarter ended March 31, 2018 represents a gain recognized from the re-measurement of our previously held equity interest in Wuxi KFC at fair value upon acquisition, as described in Note 6. The Company excludes impact from Special Items for the purpose of evaluating performance internally. Special Items are not included in any of our segment results. These adjusted measures are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of these adjusted measures provides additional information to investors to facilitate the comparison of past and present results, excluding those items that the Company does not believe are indicative of our ongoing operations due to their nature.

All Note references in this MD&A refer to the Notes to the Condensed Consolidated Financial Statements. Tabular amounts are displayed in millions of U.S. dollars except percentages and per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding. References to quarters are references to the Company’s fiscal quarters.

Effective at the beginning of fiscal 2018, the Company changed its fiscal calendar from two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter, to four three-month quarters ending on March 31, June 30, September 30 and December 31 of each year. Prior periods have been recast as if they had been reported under the new fiscal calendar.

Quarters ended March 31, 2018 and 2017

Results of Operations

Summary

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of East Dawning, Little Sheep, Taco Bell and Daojia, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate.

Quarterly highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit
KFC	+9	+5	+6	+21
Pizza Hut	(1)	(5)	+5	(58)
All Other Segments(b)	(32)	(5)	+9	NM
Total	+6	+3	+6	+33

(a)	System Sales and Same-Store Sales percentages as shown in tables exclude the impact of F/X.
(b)	Sales from non-Company-owned restaurants, for which we do not receive a sales-based royalty, are excluded from System Sales and Same-Store Sales.

As of March 31, 2018, the Company operated over 8,100 units, predominately KFC and Pizza Hut restaurants, which are the leading QSR and CDR brands, respectively, in mainland China. Given our strong competitive position, a growing economy and a population of approximately 1.4 billion in mainland China, the Company has rapidly added KFC and Pizza Hut restaurants.

As compared to the first quarter of 2017, Company sales in the first quarter of 2018 increased 16%, or 7% if excluding the impact of F/X. The increase in Company sales during the quarter, excluding the impact of F/X, was driven by same-store sales growth and net unit growth. The increase in Restaurant profit for the quarter was driven by same-store sales leverage, partially offset by higher promotion and product upgrade costs and wage inflation.

The Consolidated Results of Operations for the quarters ended March 31, 2018 and 2017 are presented below:

	Quarter Ended		% B/(W) (a)
	3/31/2018	3/31/2017	Reported
Company sales	$2,016	$1,738	16
Franchise fees and income	40	36	11
Revenues from transactions with franchisees and unconsolidated affiliates	161	147	9
Other revenues	4	5	(23)
Total revenues	$2,221	$1,926	15
Restaurant profit	$361	$354	2
Restaurant Margin %	17.9%	20.4%	(2.5)	ppts.
Operating Profit	$395	$296	33
Interest income, net	8	4	99
Income tax provision	(107)	(90)	(19)
Net Income - including noncontrolling interests	296	210	41
Net Income - noncontrolling interests	8	6	24
Net Income - Yum China Holdings, Inc.	$288	$204	41
Diluted Earnings Per Common Share	$0.72	$0.52	38
Effective tax rate	26.6%	30.0%
Adjusted Operating Profit	$297	$296
Adjusted Diluted Earnings Per Common Share	$0.53	$0.52
Adjusted Effective Tax Rate	27.1%	30.0%
Adjusted EBITDA	$417	$396

(a)	Represents period-over-period change in percentage. NM refers to changes over 100%, from negative to positive amounts or from zero to an amount.

Performance Metrics

	Quarter Ended
	3/31/2018	3/31/2017
System Sales Growth (Decline)	15%	(1)%
System Sales Growth, excluding F/X	6%	4%
Same-store Sales Growth	3%	1%

Unit Count	3/31/2018	3/31/2017	% Increase (Decrease)
Company-owned	6,563	6,074	8
Unconsolidated affiliates	762	848	(10)
Franchisees	787	731	8
	8,112	7,653	6

Special Items

Special Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Quarter Ended
Detail of Special Items	3/31/2018	3/31/2017
Gain from re-measurement of equity interest upon acquisition(a)	$98	$—
Special Items Income - Operating Profit	98	—
Tax Expenses on Special Items(b)	(24)	—
Special Items Income, net of tax - including noncontrolling interests	74	—
Special Items Expense, net of tax - noncontrolling interests	—	—
Special Items Income, net of tax - Yum China Holdings, Inc.	$74	$—
Weighted-average diluted shares outstanding	401	395
Special Items Diluted Earnings Per Common Share	$0.19	$—
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$395	$296
Special Items Income - Operating Profit	98	—
Adjusted Operating Profit	$297	$296
Reconciliation of EPS to Adjusted EPS
Diluted Earnings Per Common Share	$0.72	$0.52
Special Items Diluted Earnings Per Common Share	0.19	—
Adjusted Diluted Earnings Per Common Share	$0.53	$0.52
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective Tax Rate (See Note 10)	26.6%	30.0%
Impact on Effective Tax Rate as a result of Special Items(b)	(0.5)%	(—)%
Adjusted Effective Tax Rate	27.1%	30.0%
(a)

As a result of the acquisition of Wuxi KFC as disclosed in Note 6, the Company recognized a gain of $98 million from the re-measurement of our previously held 47% equity interest at fair value, which was not allocated to any segment for performance reporting purposes.

(b)	The tax expense was determined based upon the nature, as well as the jurisdiction, of each Special Item at the applicable tax rate.

Adjusted EBITDA

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter Ended
Reconciliation of Net Income to Adjusted EBITDA	3/31/2018	3/31/2017
Net Income — Yum China Holdings, Inc.	$288	$204
Net Income — noncontrolling interests	8	6
Income tax provision	107	90
Interest income, net	(8)	(4)
Operating Profit	395	296
Depreciation and amortization	118	96
Store impairment charges	2	4
Special Items Income – Operating Profit	(98)	—
Adjusted EBITDA	$417	$396

Segment Results

KFC

	Quarter Ended
			% B/(W)
	3/31/2018	3/31/2017	Reported		Ex F/X
Company sales	$1,444	$1,199	20		11
Franchise fees and income	37	34	10		1
Revenues from transactions with franchisees and unconsolidated affiliates	17	17	—		(4)
Total revenues	$1,498	$1,250	20		11

Restaurant profit	$301	$249	21		12
Restaurant margin %	20.9%	20.8%	0.1	ppts.	0.1	ppts.

G&A expenses	$46	$39	(19)		(10)
Expenses for transactions with franchisees and unconsolidated affiliates	$17	$17	—		4
Other income, net	$(23)	$(18)	27		17
Operating Profit	$296	$245	21		11

	Quarter Ended
	3/31/2018	3/31/2017
System Sales Growth (Decline)	18%	(2)%
System Sales Growth, excluding F/X	9%	3%
Same-Store Sales Growth	5%	1%

Unit Count	3/31/2018	3/31/2017	% Increase (Decrease)
Company-owned	4,353	3,959	10
Unconsolidated affiliates	762	848	(10)
Franchisees	487	470	4
	5,602	5,277	6

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	3/31/2017	Store Portfolio Actions	Other	F/X	3/31/2018
Company sales	$1,199	$65	$67	$113	$1,444
Cost of sales	(353)	(20)	(18)	(33)	(424)
Cost of labor	(241)	(15)	(14)	(23)	(293)
Occupancy and other	(356)	(19)	(18)	(33)	(426)
Restaurant profit	$249	$11	$17	$24	$301

The increases in Company sales and Restaurant profit associated with store portfolio actions for the quarter, excluding the impact of F/X, was driven by net unit growth. Significant other factors impacting Company sales and Restaurant profit were the Company same-store sales growth, partially offset by higher labor costs mainly due to wage inflation of 5%, higher rental expenses, depreciation costs and promotion costs.

Franchise Fees and Income

The increase in Franchise fees and income for the quarter, excluding the impact of F/X, was primarily driven by the same-store sales growth of unconsolidated affiliates and franchisees and net unit growth, partially offset by the impact of the acquisition of Wuxi KFC.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by higher compensation costs due to merit increases.

Operating Profit

The increase in Operating Profit for the quarter, excluding the impact of F/X, was primarily driven by same-store sales growth and net unit growth, partially offset by higher restaurant operating costs.

Pizza Hut

	Quarter Ended
			% B/(W)
	3/31/2018	3/31/2017	Reported		Ex F/X
Company sales	$564	$527	7		(1)
Franchise fees and income	1	1	25		15
Total revenues	$565	$528	7		(1)

Restaurant profit	$60	$104	(43)		(48)
Restaurant margin %	10.5%	19.7%	(9.2)	ppts.	(9.2)	ppts.

G&A expenses	$28	$25	(14)		(6)
Other income, net	$(2)	$(1)	NM		NM
Operating Profit	$34	$80	(58)		(61)

	Quarter Ended
	3/31/2018	3/31/2017
System Sales Growth	7%	3%
System Sales Growth (Decline), excluding F/X	(1)%	9%
Same-Store Sales Growth (Decline)	(5)%	3%

Unit Count	3/31/2018	3/31/2017	% Increase
Company-owned	2,183	2,078	5
Franchisees	31	27	15
	2,214	2,105	5

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	3/31/2017	Store Portfolio Actions	Other	F/X	3/31/2018
Company sales	$527	$21	$(28)	$44	$564
Cost of sales	(129)	(7)	(18)	(13)	(167)
Cost of labor	(124)	(6)	(6)	(11)	(147)
Occupancy and other	(170)	(6)	1	(15)	(190)
Restaurant profit	$104	$2	$(51)	$5	$60

The decreases in Company sales and Restaurant profit for the quarter, excluding the impact of F/X, were primarily driven by same-store sales decline, higher promotion and product upgrade costs, and higher labor costs mainly attributable to wage inflation of 6%.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by higher compensation costs due to merit increases.

Operating Profit

The decrease in Operating Profit for the quarter, excluding the impact of F/X, was primarily driven by same-store sales decline and higher restaurant operating costs mainly attributable to promotion and product upgrade costs and wage inflation.

All Other Segments

All Other Segments includes East Dawning, Little Sheep, Taco Bell and Daojia.

	Quarter Ended
			% B/(W)
	3/31/2018	3/31/2017	Reported		Ex F/X
Company sales	$8	$12	(26)		(32)
Franchise fees and income	2	1	63		50
Revenues from transactions with franchisees and unconsolidated affiliates	7	5	19		10
Other revenues	3	5	(41)		(42)
Total revenues	$20	$23	(14)		(20)

Restaurant profit	$—	1	(83)		(85)
Restaurant margin %	2.1%	8.9%	(6.8)	ppts.	(7.0)	ppts.

G&A expenses	$7	$3	NM		NM
Expenses for transactions with franchisees and unconsolidated affiliates	$6	$5	(13)		(4)
Operating (Loss) Profit	$(4)	$1	NM		NM

	Quarter Ended
	3/31/2018	3/31/2017
Same-Store Sales Decline	(5)%	(13)%

The decrease in Company sales for the quarter, excluding the impact of F/X, was primarily driven by unit closures and refranchising.

The increase in G&A expenses for the quarter, was primarily due to G&A expenses incurred by Daojia, which was acquired by the Company in the second quarter of 2017.

Corporate and Unallocated

	Quarter Ended
			% B/(W)
	3/31/2018	3/31/2017	Reported	Ex F/X
Revenues from transactions with franchisees and unconsolidated affiliates	$137	$125	10	1
Other revenue	1	—	NM	NM
Expenses for transactions with franchisees and unconsolidated affiliates	137	125	(10)	—
Other operating costs	1	—	NM	NM
Corporate G&A expenses	33	31	(8)	(3)
Other income (See Note 11)	(102)	(1)	NM	NM
Interest income, net	8	4	99	84
Income tax provision (See Note 10)	(107)	(90)	(19)	(11)
Effective tax rate (See Note 10)	26.6%	30.0%	3.4%	3.0%

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

The increase in Revenues from transactions with franchisees and unconsolidated affiliates for the quarter, excluding the impact of F/X, was primarily in line with system sales growth of unconsolidated affiliates and franchisees.

Interest Income, Net

The increase in interest income, net for the quarter was driven by higher returns on larger balances of short-term investments and time deposits.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%, a 10% withholding tax on repatriation of earnings outside of China, and U.S. corporate income tax, if any. Our effective tax rate was 26.6% and 30.0% for the quarters ended March 31, 2018 and 2017, respectively. The lower effective tax rate for the quarter ended March 31, 2018 was primarily due to less estimated repatriation of current year earnings into the U.S.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

The Tax Act

In December 2017, the U.S. enacted the Tax Act, which included a broad range of tax reforms, including, but not limited to, the establishment of a flat corporate income tax rate of 21%, the elimination or reduction of certain business deductions and the imposition of tax on deemed repatriation of accumulated undistributed foreign earnings. The Tax Act has impacted Yum China in two material aspects: (i) all of the foreign-source dividends received by Yum China from its foreign subsidiaries will be exempted from taxation starting from the tax year beginning after December 31, 2017 and (ii) Yum China recorded, in the fourth quarter of 2017, an additional income tax expense of $163.9 million, which includes an estimated one-time transition tax of $129.8 million on the deemed repatriation of accumulated undistributed foreign earnings, $4.5 million primarily related to the re-measurement of certain deferred tax assets based on the rates at which they are expected to reverse in the future, and the valuation allowance of $29.6 million for certain deferred tax assets.

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

Tax Examination on Transfer Pricing

We are subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other taxing authorities with respect to income and non-income based taxes. Currently we are under a national audit on transfer pricing by the SAT in China regarding our related party transactions for the period from 2006 to 2015. It is reasonably possible that there could be significant developments within the next 12 months. The ultimate assessment will depend upon further review of the information provided and ongoing discussions with the SAT and in-charge local tax authorities, and therefore it is not possible to reasonably estimate the potential impact. We will continue to defend our transfer pricing position. However, if the SAT prevails in the assessment of additional tax due based on its ruling, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations and cash flows.

PRC Value-Added Tax (“VAT”)

Effective May 1, 2016, the Chinese government implemented reform to its retail tax structure, which is intended to be a progressive and positive shift to more closely align with a more modern service-based economy. Under this reform, a 6% output VAT replaced the 5% business tax previously applied to certain restaurant sales. VAT rates imposed on goods and services included 17%, 13%, 11% and 6%. Input VAT would be creditable to the aforementioned 6% output VAT.

Entities that are VAT general taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as an input VAT credit asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, on the Condensed Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any input VAT credit asset for recoverability based on its forecasted operating results. We evaluate the recoverability of the net VAT credit asset based on our estimated operating results and capital spending, which inherently includes significant assumptions that are subject to change.

As of March 31, 2018, an input VAT credit asset of $189 million and payable of $1 million were recorded in Other assets and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against net VAT payables more than one year from March 31, 2018. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the Company expected to use the credit within one year.

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

Effective from July 1, 2017, the 13% VAT rate primarily applicable to certain agricultural products was reduced to 11%.  On March 28, 2018, the Chinese government further announced that effective from May 1, 2018, the VAT rates of 17% and 11% would be lowered to 16% and 10%, respectively.  These rate changes will impact our input VAT on all materials and certain services, mainly including construction, transportation and leasing. However, the impact on our operating results is not expected to be significant.

Foreign Currency Exchange Rate

The reporting currency of the Company is the US$. Most of the revenues, costs, assets and liabilities of the Company are denominated in Chinese Renminbi (“RMB”). Any significant change in the exchange rate between US$ and RMB may materially affect the Company’s business, results of operations, cash flows and financial condition, depending on the weakening or strengthening of RMB against the US$. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

Consolidated Cash Flows

Our cash flows for the quarters ended March 31, 2018 and 2017 were as follows:

Net cash provided by operating activities was $551 million in 2018 as compared to $336 million in 2017. The increase was primarily driven by higher Net income and timing of payments for inventory.

Net cash used in investing activities was $267 million in 2018 as compared to $211 million in 2017. The increase was primarily driven by acquisition of Wuxi KFC, partially offset by cash inflow generated by short-term investment activities.

Net cash used in financing activities was $51 million in 2018 as compared to $11 million in 2017.  The increase was primarily driven by cash dividends paid to stockholders.

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

Dividends and Share Repurchases

On February 7, 2017, we announced that our Board of Directors authorized a $300 million share repurchase program. On October 4, 2017, the Board of Directors increased Yum China’s existing share repurchase authorization from $300 million to an aggregate of $550 million. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. The Company did not repurchase any shares for the quarters ended March 31, 2018 and 2017.

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

On February 6, 2018, the Board of Directors declared a cash dividend of $0.10 per share. The cash dividend totaling $39 million was paid to stockholders in March 2018.

On May 1, 2018, the Company announced that the Board of Directors declared a cash dividend of $0.10 per share on Yum China’s common stock, payable as of the close of business on June 20, 2018, to stockholders of record as of the close of business on May 30, 2018. Total estimated cash dividend payable is approximately $39 million.

Borrowing Capacity

As of March 31, 2018, the Company had credit facilities of RMB2,128 million (approximately $339 million), including onshore credit facilities of RMB1,500 million (approximately $239 million) in the aggregate and an offshore credit facility of $100 million.

The credit facilities have terms ranging from one to three years. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China or London Interbank Offered Rate (LIBOR) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain financial covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Interest on any outstanding borrowings is due at least monthly. As of March 31, 2018, the full amount of borrowings was available to us under each facility.

Off-Balance Sheet Arrangements

See the Guarantees section of Note 12 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

See Note 2 for details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the Company in our first quarter of fiscal 2019 with early adoption permitted. The standard must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We expect that this standard will have a material effect on our financial statements. While we are continuing to assess the effect of adoption, we currently believe the most significant changes relate to the recognition of right-of-use assets and lease liabilities on our balance sheet for operating leases of the land and/or building of our restaurants and office space. At March 31, 2018, we operated more than 6,500 restaurants, leasing the underlying land and/or building, with our commitments expiring within 20 years from the inception of the lease. The amount of our future minimum lease payments under operating leases was approximately $3 billion as of March 31, 2018. We anticipate continuing to add more restaurants and increase our leasing activity between now and adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company in the first quarter of 2020, with early adoption permitted beginning in the first quarter of 2019. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies that modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the changes in terms or conditions. ASU 2017-09 is effective for the Company in the first quarter of 2019, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology.  Forward-looking statements are based on our expectations, estimates, assumptions or projections concerning future results or events as of the date of the filing of this Form 10-Q.  Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those statements.  We cannot assure you that any of our assumptions are correct or any of our expectations, estimates or projections will be achieved. Numerous factors could cause our actual results to differ materially from those expressed or implied by forward-looking statements, including, without limitation, the following:

•

Risks related to our business and industry, such as (a) food safety and food-borne illness concerns, (b) significant failure to maintain effective quality control systems for our restaurants, (c) significant liability claims, food contamination complaints from our customers or reports of incidents of food tampering, (d) health concerns arising from outbreaks of viruses or other diseases, (e) the fact that we derive substantially all of our revenue from our operations in China, (f) the fact that the operation of our restaurants is subject to the terms of the master license agreement with YUM, (g) the fact that our success is tied to the success of YUM’s brand strength, marketing campaigns and product innovation, (h) shortages or interruptions in the availability and delivery of food and other supplies, (i) our inability to attain our target development goals and the potential cannibalization of existing sales by aggressive development, (j) fluctuation of raw materials prices, (k) risks associated with leasing real estate, (l) inability to obtain desirable restaurant locations on commercially reasonable terms, (m) labor shortages or increases in labor costs, (n) the fact that our success depends substantially on our corporate reputation and on the value and perception of our brands, (o) the occurrence of security breaches and cyber-attacks, (p) failure to protect the integrity and security of our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf, (q) failures or interruptions of service or security breaches in our information technology systems, (r) the fact that our business depends on the performance of, and our long-term relationships with, third-party mobile payment processors, delivery aggregators, internet infrastructure operators and internet service providers, (s) failure to provide timely and reliable delivery services by our restaurants, (t) our inability to integrate Daojia successfully and the anticipated benefits of the acquisition may not be realized in a timely manner or at all, (u) the Chinese government may determine that the VIE structure of Daojia does not comply with Chinese laws on foreign investment in restricted industries, (v) our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media, (w) litigation and failure to comply with anti-bribery or anti-corruption laws, (x)U.S. federal income taxes, changes in tax rates, disagreements with taxing authorities and imposition of new taxes, (y) changes in consumer discretionary spending and general economic conditions, (z) competition in the retail food industry, (aa) loss or failure to obtain or renew any or all of the approvals, licenses and permits to operate our business, (bb) our inability to adequately protect the intellectual property we own or have the right to use, (cc) YUM’s failure to protect its intellectual property, (dd) seasonality and certain major events in China, (ee) our failure to detect, deter and prevent all instances of fraud or other misconduct committed by our employees, customers or other third parties, (ff) changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters, (gg) failure of our insurance policies to provide adequate coverage for claims associated with our business operations, (hh) failure by us to maintain effective disclosure controls and procedures and internal control over financial reporting in accordance with the rules of the SEC and (ii) unforeseeable business interruptions;;

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

In addition, other risks and uncertainties not presently known to us or that we currently believe to be immaterial could affect the accuracy of any such forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. You should consult our filings with the Securities and Exchange Commission (including the information set forth under the captions “Forward-Looking Statements” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017) for additional information regarding factors that could affect our financial and other results. You should not place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Form 10-Q. We are not undertaking to update any of these statements, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

Changes in foreign currency exchange rates impact the translation of our reported foreign currency denominated earnings, cash flows and net investments in foreign operations, virtually all of which are denominated in RMB. While substantially all of our supply purchases are denominated in RMB, from time to time, we enter into agreements at predetermined exchange rates with third parties to purchase certain amount of goods and services sourced overseas and make payments in the corresponding local currencies when practical, to minimize the related foreign currency exposure with immaterial impact on our financial statements.

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended March 31, 2018, the Company’s Operating Profit would have decreased approximately $37 million if the RMB weakened 10% relative to the US$. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risks associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements with our vendors.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2018.

PART II – Other Information

Item 1.	Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 12 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A.	Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks.  Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends.  There have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 27, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2017, we announced that our Board of Directors authorized a $300 million share repurchase program. This authorization does not have an expiration date.

On October 4, 2017, the Board of Directors increased Yum China’s existing share repurchase authorization from $300 million to an aggregate of $550 million.

The Company did not repurchase any shares of common stock in the quarter ended March 31, 2018.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

3.1

Amended and Restated Certificate of Incorporation of Yum China Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

3.2	Amended and Restated Bylaws of Yum China Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

3.3	Certificate of Designations of Preferred Stock (incorporated by reference to Exhibit 3.1 to Yum China Holdings, Inc.’s Registration Statement on Form 8-A filed on October 27, 2016).

10.1	Yum China Holdings, Inc. Performance Share Unit Plan. *

10.2	Performance Share Unit Award Notice issued by Yum China Holdings, Inc. to Joey Wat, dated as of March 2, 2018. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*Filed or furnished herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yum China Holdings, Inc.
(Registrant)

Date:	May 4, 2018	/s/ Xueling Lu
Controller and Principal Accounting Officer