Form 10-Q
period 2018-06-30
Yum China Holdings, Inc.
filed 2018-08-08
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2018 was 383,246,732 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except for per share data)

	Quarter Ended		Year to Date Ended
Revenues	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Company sales	$1,888	$1,664	$3,904	$3,402
Franchise fees and income	34	33	74	69
Revenues from transactions with franchisees and unconsolidated affiliates	141	141	302	288
Other revenues	5	3	9	8
Total revenues	2,068	1,841	4,289	3,767
Costs and Expenses, Net
Company restaurants
Food and paper	571	483	1,165	969
Payroll and employee benefits	424	366	866	734
Occupancy and other operating expenses	607	539	1,226	1,069
Company restaurant expenses	1,602	1,388	3,257	2,772
General and administrative expenses	101	118	215	216
Franchise expenses	17	17	37	35
Expenses for transactions with franchisees and unconsolidated affiliates	138	137	298	284
Other operating costs	7	3	11	6
Closures and impairment expenses, net	17	18	16	18
Other income, net	(7)	(11)	(133)	(31)
Total costs and expenses, net	1,875	1,670	3,701	3,300
Operating Profit	193	171	588	467
Interest income, net	10	4	18	8
Income Before Income Taxes	203	175	606	475
Income tax provision	(53)	(43)	(160)	(133)
Net income – including noncontrolling interests	150	132	446	342
Net income – noncontrolling interests	7	7	15	13
Net Income – Yum China Holdings, Inc.	$143	$125	$431	$329
Weighted-average common shares outstanding (in millions):
Basic	386	387	386	387
Diluted	398	399	400	397
Basic Earnings Per Common Share	$0.37	$0.32	$1.12	$0.85
Diluted Earnings Per Common Share	$0.36	$0.31	$1.08	$0.83
Cash Dividends Declared Per Common Share	$0.10	$—	$0.20	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended		Year to Date Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Net income - including noncontrolling interests	$150	$132	$446	$342
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	(148)	32	(58)	47
Comprehensive income - including noncontrolling interests	2	164	388	389
Comprehensive income - noncontrolling interests	2	8	13	15
Comprehensive Income - Yum China Holdings, Inc.	$—	$156	$375	$374

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Year to Date Ended
	6/30/2018	6/30/2017
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$446	$342
Depreciation and amortization	235	196
Closures and impairment expenses	16	18
Gain from re-measurement of equity interest upon acquisition	(98)	—
Deferred income taxes	42	(3)
Equity income from investments in unconsolidated affiliates	(35)	(35)
Distributions received from unconsolidated affiliates	41	31
Share-based compensation	13	11
Changes in accounts receivable	(2)	12
Changes in inventories	18	(3)
Changes in prepaid expenses and other current assets	(28)	(1)
Changes in accounts payable and other current liabilities	182	46
Changes in income taxes payable	20	20
Other, net	(31)	(30)
Net Cash Provided by Operating Activities	819	604
Cash Flows – Investing Activities
Capital spending	(230)	(204)
Purchases of short-term investments	(370)	(318)
Maturities of short-term investments	295	81
Proceeds from refranchising of restaurants	3	3
Acquisition of business, net of cash acquired	(88)	(25)
Other, net	(16)	(2)
Net Cash Used in Investing Activities	(406)	(465)
Cash Flows – Financing Activities
Payment of capital lease obligation	(1)	(1)
Repayment of short-term borrowings assumed from acquisition	(10)	—
Repurchase of shares of common stock	(70)	(96)
Proceeds from exercise of stock options	—	4
Cash dividends paid	(77)	—
Dividends paid to noncontrolling interests	(27)	(17)
Other, net	(1)	—
Net Cash Used in Financing Activities	(186)	(110)
Effect of Exchange Rates on Cash and Cash Equivalents	(25)	12
Net Increase in Cash and Cash Equivalents	202	41
Cash and Cash Equivalents - Beginning of Period	1,059	885
Cash and Cash Equivalents - End of Period	$1,261	$926

Supplemental Cash Flow Data
Cash paid for income tax	114	121

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	6/30/2018	12/31/2017
ASSETS
Current Assets
Cash and cash equivalents	$1,261	$1,059
Short-term investments	278	205
Accounts receivable, net	73	81
Inventories, net	276	297
Prepaid expenses and other current assets	205	160
Total Current Assets	2,093	1,802
Property, plant and equipment, net	1,657	1,691
Goodwill	276	108
Intangible assets, net	145	101
Investments in unconsolidated affiliates	53	95
Other assets	421	385
Deferred income taxes	85	105
Total Assets	$4,730	$4,287
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,147	$985
Income taxes payable	59	39
Total Current Liabilities	1,206	1,024
Capital lease obligations	27	28
Other liabilities and deferred credits	396	388
Total Liabilities	1,629	1,440
Redeemable Noncontrolling Interest	5	5
Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 391 million shares and 389 million shares issued at June 30, 2018 and December 31, 2017, respectively; 385 million shares and 385 million shares outstanding at June 30, 2018 and December 31, 2017, respectively	4	4
Treasury stock	(221)	(148)
Additional paid-in capital	2,388	2,375
Retained earnings	751	397
Accumulated other comprehensive income	81	137
Total Equity – Yum China Holdings, Inc.	3,003	2,765
Noncontrolling interests	93	77
Total Equity	3,096	2,842
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$4,730	$4,287

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of June 30, 2018, and the results of our operations and comprehensive income for the quarters and years to date ended June 30, 2018 and 2017, and cash flows for the years to date ended June 30, 2018 and 2017. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Consolidated and Combined Financial Statements and notes thereto defined and included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2018.

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

During the first quarter of 2018, the Company completed the acquisition of an additional 36% equity interest in an unconsolidated affiliate that operates KFC stores in Wuxi, China (“Wuxi KFC”), for cash consideration of approximately $98 million, increasing the Company’s equity interest to 83%, allowing the Company to consolidate the entity. The acquisition was considered immaterial. We began consolidating Wuxi KFC upon the completion of acquisition.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. The standard allows for either a full retrospective or modified retrospective transition method. In March, April and May 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-04, Liabilities-Extinguishments of liabilities (Subtopic 450-20): Revenue of Breakage for Certain Prepaid Stored-Value Products (a consensus of the FASB Emerging Issues Task Force), ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The Company adopted these standards on January 1, 2018, and applied the full retrospective approach.

The new standard did not have an impact on our recognition of revenue from Company-owned restaurants or our recognition of continuing fees from franchisees and unconsolidated affiliates; however, it changed the way we account for upfront fees. Upfront fees, such as initial and renewal fees from franchisees and unconsolidated affiliates, were previously recognized as revenue when we performed substantially all initial services required by the franchise agreement, generally upon the opening of a store or when a renewal agreement with a franchisee became effective. We now recognize the upfront fees from franchisees and unconsolidated affiliates as revenue over the term of each franchise agreement as the franchise rights are accounted for as rights to access our symbolic intellectual property in accordance with the new standard. Any unamortized portion of fees received is accounted for as a contract liability.

The new standard also had an impact on certain transactions we entered into with franchisees and unconsolidated affiliates, such as sales of food and paper products and advertising services. These transactions were previously either not included or presented on a net basis in our statements of income or cash flows based on industry-specific guidance included in previous accounting guidance, which was superseded by the new standard. Under the new standard, we consider ourselves the principal in these arrangements as we have the ability to control a promised good or service before transferring that good or service to the customer. Therefore, we include such transactions in revenues and expenses on the Condensed Consolidated Statements of Income with no significant impact to Net income.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”), which provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2016-15 on January 1, 2018, and such adoption did not have a material impact on our financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. We adopted ASU 2016-16 on January 1, 2018, and such adoption did not have a material impact on our financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that entities show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. We adopted ASU 2016-18 on January 1, 2018, and such adoption did not have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We adopted ASU 2017-01 on January 1, 2018, and such adoption did not have a material impact on our financial statements.

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

The Company centrally purchases substantially all food and paper products from suppliers for substantially all of our restaurants, including franchisees and unconsolidated affiliates, and then sells and delivers them to the restaurants. The performance obligation arising from such transactions is considered distinct from the franchise agreement as it is not highly dependent on the franchise agreement and the customer can benefit from the procurement service on its own. We consider ourselves the principal in this arrangement as we have the ability to control a promised good or service before transferring that good or service to the franchisees and unconsolidated affiliates. Revenue is recognized upon transfer of control over ordered items, generally upon delivery to the franchisees and unconsolidated affiliates.

For advertising services, the Company often engages third parties to provide services and acts as a principal in the transaction based on our responsibilities of defining the nature of the services and administering and directing all marketing and advertising programs in accordance with the provisions of our franchise agreements. The Company collects advertising contributions, which are generally based on certain percentage of sales from substantially all of our restaurants, including franchisees and unconsolidated affiliates. Other services provided to franchisees and unconsolidated affiliates consist primarily of customer support and technology support services. Advertising services and other services provided are highly interrelated to franchise right, so we do not consider them to be individually distinct and therefore account for them under ASC 606 as a single performance obligation and recognize revenue when the related sales occur.

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

Accounts Receivable

Accounts receivable mainly consist of trade receivables and royalties from franchisees and unconsolidated affiliates, and are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts receivable on the Condensed Consolidated Balance Sheets. Our provision for uncollectible receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due. Additionally, we monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe it probable that our franchisees will be unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Trade receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

Costs to Obtain Contracts

Costs to obtain contracts represent the portion of upfront license fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates. They meet the requirements to be capitalized as the Company expects to generate future economic benefits from such costs incurred, which allow us to enter into franchise agreements and collect fees. Such costs to obtain contracts are included in Other assets on the Condensed Consolidated Balance Sheets and are amortized over the term of the franchise agreement. Subsequent to the separation, we are no longer required to pay YUM any upfront fees that we receive from franchisees and unconsolidated affiliates. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $9 million and $12 million at June 30, 2018 and December 31, 2017, respectively.

Contract Liabilities

Contract liabilities at June 30, 2018 and December 31, 2017 were as follows:

Contract liabilities	6/30/2018	12/31/2017
- Deferred revenue related to prepaid stored-value products	$51	$50
- Deferred revenue related to customer loyalty programs	22	16
- Deferred revenue related to upfront fees	37	39
Total	$110	$105

Contract liabilities consist of deferred revenue related to prepaid stored-value products, customer loyalty programs and upfront fees. Deferred revenue related to prepaid stored-value products and customer loyalty programs is included in Accounts payable and other current liabilities on the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in

Other liabilities and deferred credits on the Condensed Consolidated Balance Sheets. Revenue recognized in the quarter and year to date ended June 30, 2018 that was included in the contract liability balance at the beginning of each period amounted to $18 million and $30 million, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 4 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except for per share data):

	Quarter Ended		Year to Date Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Net Income – Yum China Holdings, Inc.	$143	$125	$431	$329
Weighted-average common shares outstanding (for basic calculation) (a)	386	387	386	387
Effect of dilutive share-based employee compensation (a)	10	11	11	9
Effect of dilutive warrants (b)	2	1	3	1
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	398	399	400	397
Basic Earnings Per Common Share	$0.37	$0.32	$1.12	$0.85
Diluted Earnings Per Common Share	$0.36	$0.31	$1.08	$0.83
Employee stock options, stock appreciation rights and warrants excluded from the diluted EPS computation (c)	1	10	1	14

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

(b)

Pursuant to the investment agreements dated September 1, 2016, Yum China issued to strategic investors two tranches of warrants on January 9, 2017, with each tranche providing the right to purchase 8,200,405 shares of Yum China common stock, at an exercise price of $31.40 and $39.25 per share, respectively, subject to customary anti-dilution adjustments. The warrants may be exercised at any time through October 31, 2021. The outstanding warrants are included in the computation of diluted EPS, if there is dilutive effect when the average market price of Yum China common stock for the period exceeds the exercise price of the warrants.

(c)

These outstanding employee stock options, stock appreciation rights and warrants were not included in the computation of diluted EPS because to do so would have been antidilutive for the quarters and years to date presented.

Note 5 – Equity

Changes in Equity and Redeemable Noncontrolling Interest

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2017	389	$4	$2,375	$397	$137	(4)	$(148)	$77	$2,842	$5
Net Income				431				15	446
Foreign currency translation adjustments					(56)			(2)	(58)
Comprehensive income									388
Acquisition of business								36	36
Cash dividends declared ($0.20 per common share)				(77)					(77)
Dividends declared								(33)	(33)
Repurchase of shares of common stock						(2)	(73)		(73)
Exercise and vesting of share-based awards	2	—	—						—
Share-based compensation			13						13
Balance at June 30, 2018	391	$4	$2,388	$751	$81	(6)	$(221)	$93	$3,096	$5

Share Repurchase Program

On February 7, 2017, we announced that our Board of Directors authorized a $300 million share repurchase program. On October 4, 2017, the Board of Directors increased Yum China’s existing share repurchase authorization from $300 million to an aggregate of $550 million. Under the authorization, we repurchased shares of Yum China common stock during the years to date ended June 30, 2018 and 2017 as indicated below. All amounts exclude applicable transaction fees.

Authorization Date	Shares Repurchased (thousands)				Dollar Value of Shares Repurchased (millions)				Remaining Dollar Value of Shares that may be Repurchased (millions)
	2018		2017		2018		2017		2018

February 7, 2017	1,910		2,723		73		105		99
October 4, 2017	—		—		—		—		250

Total	1,910	(a)	2,723	(b)	73	(a)	105	(b)	349

(a)	Includes 0.1 million shares repurchased for $3 million with trade dates prior to June 30, 2018 but cash settlement dates subsequent to June 30, 2018.

(b)	Includes 0.2 million shares repurchased for $9 million with trade dates prior to June 30, 2017 but cash settlement dates subsequent to June 30, 2017.

Note 6 – Items Affecting Comparability of Net Income and Cash Flows

Store Closure and Impairment Activity

Store closure income and Store impairment charges by reportable segments and All Other Segments are presented below:

	Quarter Ended				Year to Date Ended
	6/30/2018				6/30/2018
	Total Company	KFC	Pizza Hut	All Other Segments	Total Company	KFC	Pizza Hut	All Other Segments
Store closure income(a)	$2	$1	$1	$—	$5	$2	$3	$—
Store impairment charges	(19)	(7)	(12)	—	(21)	(8)	(13)	—
Closure and impairment expenses	$(17)	$(6)	$(11)	$—	$(16)	$(6)	$(10)	$—

	Quarter Ended				Year to Date Ended
	6/30/2017				6/30/2017
	Total Company	KFC	Pizza Hut	All Other Segments	Total Company	KFC	Pizza Hut	All Other Segments
Store closure income(a)	$1	$1	$—	$—	$5	$3	$2	$—
Store impairment charges	(19)	(10)	(9)	—	(23)	(13)	(10)	—
Closure and impairment expenses	$(18)	$(9)	$(9)	$—	$(18)	$(10)	$(8)	$—

(a)

Store closure income include proceeds from forced store closures, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores. Remaining lease obligations for closed stores were not material at June 30, 2018 or December 31, 2017.

Note 7 – Other Income, net

	Quarter Ended		Year to Date Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Equity income from investments in unconsolidated affiliates	$12	$14	$35	$35
Gain from re-measurement of equity interest upon acquisition(a)	—	—	98	—
Foreign exchange loss and other	(5)	(3)	—	(4)
Other income, net	$7	$11	$133	$31

(a)

As a result of the acquisition of Wuxi KFC in the first quarter of 2018, as disclosed in Note 2, the Company recognized a gain of $98 million from the re-measurement of our previously held 47% equity interest at fair value, which was not allocated to any segment for performance reporting purposes.

Note 8 – Supplemental Balance Sheet Information

Accounts Receivable, net	6/30/2018	12/31/2017
Accounts receivable, gross	$75	$83
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$73	$81

Prepaid Expenses and Other Current Assets	6/30/2018	12/31/2017
Prepaid rent	$43	$41
Receivables from payment processors and aggregators	34	38
Dividends receivable from unconsolidated affiliates	39	21
Other prepaid expenses and current assets	89	60
Prepaid expenses and other current assets	$205	$160

Property, Plant and Equipment	6/30/2018	12/31/2017
Buildings and improvements	$2,169	$2,184
Capital leases, primarily buildings	28	28
Machinery, equipment and construction in progress	1,208	1,204
Property, plant and equipment, gross	3,405	3,416
Accumulated depreciation	(1,748)	(1,725)
Property, plant and equipment, net	$1,657	$1,691

Other Assets	6/30/2018	12/31/2017
Land use right	$136	$131
VAT assets	197	176
Costs to obtain contracts	9	12
Long-term deposits	61	56
Others	18	10
Other Assets	$421	$385

Accounts Payable and Other Current Liabilities	6/30/2018	12/31/2017
Accounts payable	$584	$424
Accrued capital expenditures	120	142
Accrued compensation and benefits	179	233
Accrued taxes, other than income taxes	25	16
Accrued marketing expenses	81	28
Contract liabilities	80	72
Other current liabilities	78	70
Accounts payable and other current liabilities	$1,147	$985

Other Liabilities and Deferred Credits	6/30/2018	12/31/2017
Deferred escalating minimum rent	$156	$162
Contract liabilities	30	33
Accrued income tax payable	96	112
Deferred income tax liabilities	69	32
Other noncurrent liabilities and deferred credits	45	49
Other liabilities and deferred credits	$396	$388

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2017
Goodwill, gross	$490	$80	$19	$391
Accumulated impairment losses(a)	(382)	—	—	(382)
Goodwill, net	108	80	19	9
Goodwill acquired(b)	175	175	—	—
Effect of currency translation adjustment	(7)	(7)	—	—
Balance as of June 30, 2018
Goodwill, gross	658	248	19	391
Accumulated impairment losses(a)	(382)	—	—	(382)
Goodwill, net	$276	$248	$19	$9

(a)	Accumulated impairment losses represent Little Sheep goodwill impairment.
(b)	Goodwill acquired in connection with the acquisition of Wuxi KFC.

Intangible assets, net as of June 30, 2018 and December 31, 2017 are as follows:

	6/30/2018			12/31/2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Reacquired franchise rights(c)	$156	$(94)	$62	$100	$(87)	$13
Daojia platform	17	(2)	15	18	(1)	17
Customer-related assets	12	(7)	5	12	(6)	6
Other	19	(11)	8	19	(10)	9
	$204	$(114)	$90	$149	$(104)	$45
Indefinite-lived intangible assets
Little Sheep trademark	$55	$—	$55	$56	$—	$56

Total intangible assets	$259	$(114)	$145	$205	$(104)	$101

(c)	Increase in gross carrying amount of reacquired franchise rights during the year to date ended June 30, 2018 primarily resulted from the acquisition of Wuxi KFC.

Amortization expense of definite-lived intangible assets was $7 million and $3 million for the quarters ended June 30, 2018 and 2017, respectively, and $13 million and $6 million for the years to date ended June 30, 2018 and 2017, respectively. As of June 30, 2018, expected amortization expense for the unamortized definite-lived intangible assets is approximately $14 million for the remainder of 2018, $20 million in 2019, $15 million in 2020, $15 million in 2021 and $15 million in 2022.

Note 10 – Fair Value Measurements

As of June 30, 2018, the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.

In addition, certain of the Company’s assets, such as property, plant and equipment, goodwill and intangible assets, are measured at fair value on a non-recurring basis, if determined to be impaired.

During the quarter and year to date ended June 30, 2018, we recorded restaurant-level impairment (Level 3) of $13 million and $13 million, respectively. During the quarter and year to date ended June 30, 2017, we recorded restaurant-level impairment (Level 3) of $16 million and $19 million, respectively. The remaining net book value of the assets measured at fair value as of June 30, 2018, subsequent to these impairments, was not significant.

Note 11 – Income Taxes

	Quarter Ended		Year to Date Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Income tax provision	$53	$43	$160	$133
Effective tax rate	26.0%	24.3%	26.4%	27.9%

The higher effective tax rate for the quarter was primarily due to less excess tax benefit driven by the exercise of share-based awards, offset by less estimated repatriation of current year earnings outside of China. The lower year-to-date effective tax rate was primarily due to less estimated repatriation of current year earnings outside of China.

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

The Tax Act requires a U.S. shareholder be subject to tax on Global Intangible Low Taxed Income (“GILTI”) earned by foreign subsidiaries. The Company has not determined its accounting policy with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future periods or use the period cost method. We have, however, included the 2018 estimate of current year GILTI as a period cost and included as part of the estimated annual effective tax rate.

As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies, we may make adjustments to the provisional amounts. We continue to expect to complete our analysis within the measurement period not exceeding one year from the enactment date.

Note 12 – Reportable Operating Segments

We have two reportable segments: KFC and Pizza Hut. We also have four operating segments, East Dawning, Little Sheep, Taco Bell and Daojia, which are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate.

	Quarter Ended 6/30/2018
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,400	$528	$17	$123	2,068	$—	$2,068
Inter-segment revenue	—	—	1	—	1	(1)	—
Total	$1,400	$528	$18	$123	$2,069	$(1)	$2,068

	Quarter Ended 6/30/2017
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,206	$498	$16	$121	1,841	$—	$1,841
Inter-segment revenue	—	—	—	—	—	—	—
Total	$1,206	$498	$16	$121	$1,841	$—	$1,841

	Year to Date Ended 6/30/2018
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$2,898	$1,093	$37	$261	4,289	$—	$4,289
Inter-segment revenue	—	—	1	—	1	(1)	—
Total	$2,898	$1,093	$38	$261	$4,290	$(1)	$4,289

	Year to Date Ended 6/30/2017
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$2,456	$1,026	$39	$246	3,767	$—	$3,767
Inter-segment revenue	—	—	—	—	—	—	—
Total	$2,456	$1,026	$39	$246	$3,767	$—	$3,767

	Quarter Ended		Year to Date Ended
Operating Profit	6/30/2018	6/30/2017	6/30/2018	6/30/2017
KFC(b)	$199	$182	$495	$427
Pizza Hut	20	39	54	119
All Other Segments	(7)	(3)	(11)	(2)
Unallocated revenues from transactions with franchisees and unconsolidated affiliates(a)	122	121	259	246
Unallocated Other revenues(a)	1	—	2	—
Unallocated expenses from transactions with franchisees and unconsolidated affiliates(a)	(120)	(118)	(257)	(243)
Unallocated Other operating costs(a)	(1)	—	(2)	—
Unallocated and corporate G&A expenses(a)	(19)	(50)	(52)	(81)
Unallocated Other income (loss)(a)(c)	(2)	—	100	1
Operating Profit	$193	$171	$588	$467
Interest income, net(a)	10	4	18	8
Income Before Income Taxes	$203	$175	$606	$475

	Identifiable Assets
	6/30/2018	12/31/2017
KFC(d)	$1,760	$1,544
Pizza Hut	615	668
All Other Segments	137	144
Corporate and Unallocated(e)	2,218	1,931
	$4,730	$4,287

	Long-Lived Assets(f)
	6/30/2018	12/31/2017
KFC	$1,384	$1,152
Pizza Hut	529	580
All Other Segments	109	114
Corporate and Unallocated	56	54
	$2,078	$1,900

(a)	Amounts have not been allocated to any segment for performance reporting purposes.

(b)

Includes equity income from investments in unconsolidated affiliates of $12 million and $14 million for the quarters ended June 30, 2018 and 2017, respectively, and $35 million and $35 million for the years to date ended June 30, 2018 and 2017, respectively.

(c)	Amounts mainly include gain from re-measurement of previously held equity interest in connection with the acquisition of Wuxi KFC. See Note 2.
(d)	Includes investments in the unconsolidated affiliates.

(e)	Primarily includes cash and cash equivalents, short-term investments and inventories that are centrally managed.

(f)	Includes property, plant and equipment, goodwill and intangible assets, net.

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

Guarantees

From time to time we have guaranteed certain lines of credit and loans of franchisees and unconsolidated affiliates. As of June 30, 2018, we have provided guarantees of approximately $2 million on behalf of franchisees and no guarantees were outstanding for unconsolidated affiliates.

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

Note 14 – Subsequent Events

On August 1, 2018, the Company announced that the Board of Directors declared a cash dividend of $0.10 per share on Yum China’s common stock, payable as of the close of business on September 19, 2018, to stockholders of record as of the close of business on August 29, 2018. Total estimated cash dividend payable is approximately $38 million.

On August 1, 2018, the Company entered into an agreement for an offshore credit facility of $100 million. This credit facility has a term of three years and bears interest based on the prevailing rate stipulated by the London Interbank Offered Rate (LIBOR) administered by the ICE Benchmark Administration. As of the date of this report, the full amount of borrowing was available to us under this credit facility.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China, with over 8,100 restaurants as of June 30, 2018. Our growing restaurant base consists of China’s leading restaurant brands and concepts, primarily KFC, Pizza Hut, East Dawning, Little Sheep and Taco Bell. Following our separation from YUM, we have had the exclusive right to operate and sub-license the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Taiwan and Macau (the “PRC” or “China”), and we own the East Dawning and Little Sheep marks outright. We were the first major global restaurant brand when we entered China in 1987 and we have developed deep operating experience in the market. We have since grown to become one of China’s largest restaurant developers with locations in over 1,200 cities as of June 30, 2018.

KFC is the leading Quick-Service Restaurant (“QSR”) brand in the PRC in terms of system sales and number of restaurants. As of June 30, 2018, KFC operated over 5,600 restaurants in over 1,200 cities across China. Measured by number of restaurants, we believe KFC has a two-to-one lead over the nearest Western QSR competitor in China, and KFC has continued to grow in both large and small cities. During the first quarter of 2018, the Company completed the acquisition of an additional 36% interest in an unconsolidated affiliate that operates KFC stores in Wuxi, China (“Wuxi KFC”), increasing equity interest to 83% and allowing the Company to consolidate the entity.

During the second quarter of 2017, we integrated the business of Pizza Hut Casual Dining and Pizza Hut Home Service as Pizza Hut. Segment financial information for prior periods has been recast to align with this change in segment reporting. After the integration, Pizza Hut continues to be the leading Casual Dining Restaurant (“CDR”) brand in China as measured by system sales and number of restaurants. We believe Pizza Hut has a four-to-one lead in terms of number of restaurants over its nearest Western CDR competitor in China. As of June 30, 2018, Pizza Hut operated over 2,200 restaurants in over 500 cities.

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

•

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides measures adjusted for Special Items, which include Adjusted Operating Profit, Adjusted Diluted Earnings Per Common Share, Adjusted Effective Tax Rate and Adjusted EBITDA, which we define as net income including noncontrolling interests adjusted for income tax, interest income, depreciation, amortization and other items, including store impairment charges. The Special Item for the year to date ended June 30, 2018 represents a gain recognized from the re-measurement of our previously held equity interest in Wuxi KFC at fair value upon acquisition, as described in Note 2. The Company excludes impact from Special Items for the purpose of evaluating performance internally. Special Items are not included in any of our segment results. In addition, the Company provides Adjusted EBITDA because we believe that investors and analysts may find it useful in measuring operating performance without regard to items such as income tax, interest income, depreciation, amortization and other items, including store impairment charges. These adjusted measures are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of these adjusted measures provides additional information to investors to facilitate the comparison of past and present results, excluding those items that the Company does not believe are indicative of our ongoing operations due to their nature.

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

Quarters and years to date ended June 30, 2018 and 2017

Results of Operations

Summary

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of East Dawning, Little Sheep, Taco Bell and Daojia, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate.

Quarterly highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+5	+0	+7	+10	+2
Pizza Hut	(1)	(4)	+4	(49)	(52)
All Other Segments(b)	(21)	(10)	+14	(80)	(78)
Total	+3	(1)	+6	+13	+5

Year to Date highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+7	+3	+7	+16	+8
Pizza Hut	(1)	(5)	+4	(55)	(58)
All Other Segments(b)	(27)	(7)	+14	NM	NM
Total	+5	+1	+6	+26	+16

NM refers to changes over 100%, from negative to positive amounts or from zero to an amount.

(a)	System Sales and Same-Store Sales percentages as shown in tables exclude the impact of F/X.
(b)	Sales from non-Company-owned restaurants, for which we do not receive a sales-based royalty, are excluded from System Sales and Same-Store Sales.

As of June 30, 2018, the Company operated over 8,100 units, predominately KFC and Pizza Hut restaurants, which are the leading QSR and CDR brand, respectively, in mainland China. Given our strong competitive position, a growing economy and a population of approximately 1.4 billion in mainland China, the Company has rapidly added KFC and Pizza Hut restaurants.

As compared to the second quarter of 2017, Company sales in the second quarter of 2018 increased 13%, or 6% if excluding the impact of F/X. The increase in Company sales during the quarter, excluding the impact of F/X, was driven by net unit growth, partially offset by same-store sales decline. Company sales for the year to date ended June 30, 2018 increased 15%, or 6% if excluding the impact of F/X. The year to date increase in Company sales, excluding the impact of F/X, was driven by net unit growth and same-store sales growth.

The decrease in Restaurant profit for the quarter, excluding the impact of F/X, was driven by higher promotion and product upgrade costs and wage inflation, partially offset by net unit growth. The year to date decrease in Restaurant profit, excluding the impact of F/X, was driven by higher promotion and product upgrade costs and wage inflation, partially offset by same-store sales leverage and net unit growth.

The Consolidated Results of Operations for the quarters and years to date ended June 30, 2018 and 2017 are presented below:

	Quarter Ended		% B/(W) (a)				Year to Date Ended		% B/(W) (a)
	6/30/2018	6/30/2017	Reported		Ex F/X		6/30/2018	6/30/2017	Reported		Ex F/X
Company sales	$1,888	$1,664	13		6		$3,904	$3,402	15		6
Franchise fees and income	34	33	2		(5)		74	69	7		(1)
Revenues from transactions with franchisees and unconsolidated affiliates	141	141	—		(6)		302	288	5		(2)
Other revenues	5	3	79		70		9	8	15		10
Total revenues	$2,068	$1,841	12		5		$4,289	$3,767	14		5
Restaurant profit	$286	$276	3		(4)		$647	$630	3		(5)
Restaurant Margin %	15.1%	16.6%	(1.5)	ppts.	(1.5)	ppts.	16.6%	18.5%	(1.9)	ppts.	(1.9)	ppts.
Operating Profit	$193	$171	13		5		$588	$467	26		16
Interest income, net	10	4	NM		NM		18	8	NM		96
Income tax provision	(53)	(43)	(24)		(16)		(160)	(133)	(21)		(13)
Net Income - including noncontrolling interests	150	132	13		5		446	342	30		19
Net Income - noncontrolling interests	7	7	(2)		(9)		15	13	10		2
Net Income - Yum China Holdings, Inc.	$143	$125	14		6		$431	$329	31		20
Diluted Earnings Per Common Share	$0.36	$0.31	16		6		$1.08	$0.83	30		19
Effective tax rate	26.0%	24.3%					26.4%	27.9%
Adjusted Operating Profit	$193	$171					$490	$467
Adjusted Diluted Earnings Per Common Share	$0.36	$0.31					$0.89	$0.83
Adjusted Effective Tax Rate	26.0%	24.3%					26.6%	27.9%
Adjusted EBITDA	$329	$290					$746	$686

(a)	Represents period-over-period change in percentage.

Performance Metrics

	Quarter Ended		Year to Date Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
System Sales Growth	11%	2%	13%	—%
System Sales Growth, excluding F/X	3%	7%	5%	6%
Same-Store Sales (Decline) Growth	(1)%	3%	1%	2%

Unit Count	6/30/2018	6/30/2017	% Increase (Decrease)
Company-owned	6,626	6,113	8
Unconsolidated affiliates	784	863	(9)
Franchisees	788	728	8
	8,198	7,704	6

Special Items

Special Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Quarter Ended		Year to Date Ended
Detail of Special Items	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Gain from re-measurement of equity interest upon acquisition(a)	$—	$—	$98	$—
Special Items Income - Operating Profit	—	—	98	—
Tax Expenses on Special Items(b)	—	—	(24)	—
Special Items Income, net of tax - including noncontrolling interests	—	—	74	—
Special Items Expense, net of tax - noncontrolling interests	—	—	—	—
Special Items Income, net of tax - Yum China Holdings, Inc.	$—	$—	$74	$—
Weighted-average diluted shares outstanding	398	399	400	397
Special Items Diluted Earnings Per Common Share	$—	$—	$0.19	$—
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$193	$171	$588	$467
Special Items Income - Operating Profit	—	—	98	—
Adjusted Operating Profit	$193	$171	$490	$467
Reconciliation of EPS to Adjusted EPS
Diluted Earnings Per Common Share	$0.36	$0.31	$1.08	$0.83
Special Items Diluted Earnings Per Common Share	—	—	0.19	—
Adjusted Diluted Earnings Per Common Share	$0.36	$0.31	$0.89	$0.83
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective Tax Rate (See Note 11)	26.0%	24.3%	26.4%	27.9%
Impact on Effective Tax Rate as a result of Special Items(b)	—%	—%	(0.2)%	—%
Adjusted Effective Tax Rate	26.0%	24.3%	26.6%	27.9%
(a)

As a result of the acquisition of Wuxi KFC in the first quarter of 2018, as disclosed in Note 2, the Company recognized a gain of $98 million from the re-measurement of our previously held 47% equity interest at fair value, which was not allocated to any segment for performance reporting purposes.

(b)	The tax expense was determined based upon the nature, as well as the jurisdiction, of each Special Item at the applicable tax rate.

Adjusted EBITDA

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter Ended		Year to Date Ended
Reconciliation of Net Income to Adjusted EBITDA	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Net Income — Yum China Holdings, Inc.	$143	$125	$431	$329
Net Income — noncontrolling interests	7	7	15	13
Income tax provision	53	43	160	133
Interest income, net	(10)	(4)	(18)	(8)
Operating Profit	193	171	588	467
Depreciation and amortization	117	100	235	196
Store impairment charges	19	19	21	23
Special Items Income – Operating Profit	—	—	(98)	—
Adjusted EBITDA	$329	$290	$746	$686

Segment Results

KFC

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2018	6/30/2017	Reported		Ex F/X		6/30/2018	6/30/2017	Reported		Ex F/X
Company sales	$1,352	$1,159	17		9		$2,796	$2,358	19		10
Franchise fees and income	33	32	1		(7)		70	66	5		(3)
Revenues from transactions with franchisees and unconsolidated affiliates	15	15	(1)		(7)		32	32	—		(5)
Total revenues	$1,400	$1,206	16		8		$2,898	$2,456	18		9

Restaurant profit	$227	$203	12		4		$528	$452	17		8
Restaurant margin %	16.8%	17.5%	(0.7)	ppts.	(0.7)	ppts.	18.9%	19.2%	(0.3)	ppts.	(0.3)	ppts.

G&A expenses	$45	$38	(13)		(5)		$91	$77	(16)		(7)
Expenses for transactions with franchisees and unconsolidated affiliates	$15	$15	1		7		$32	$32	—		6
Closure and impairment expenses, net	$6	$9	43		46		$6	$10	44		48
Other income, net	$(7)	$(11)	(40)		(43)		$(30)	$(30)	(2)		(8)
Operating Profit	$199	$182	10		2		$495	$427	16		8

	Quarter Ended		Year to Date Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
System Sales Growth	12%	3%	15%	—%
System Sales Growth, excluding F/X	5%	8%	7%	5%
Same-Store Sales Growth	—%	4%	3%	2%

Unit Count	6/30/2018	6/30/2017	% Increase (Decrease)
Company-owned	4,421	3,991	11
Unconsolidated affiliates	784	863	(9)
Franchisees	491	470	4
	5,696	5,324	7

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	6/30/2017	Store Portfolio Actions	Other	F/X	6/30/2018
Company sales	$1,159	$86	$12	$95	$1,352
Cost of sales	(348)	(28)	(7)	(30)	(413)
Cost of labor	(241)	(21)	(7)	(20)	(289)
Occupancy and other	(367)	(27)	1	(30)	(423)
Restaurant profit	$203	$10	$(1)	$15	$227

	Year to Date Ended
Income (Expense)	6/30/2017	Store Portfolio Actions	Other	F/X	6/30/2018
Company sales	$2,358	$151	$79	$208	$2,796
Cost of sales	(701)	(48)	(25)	(63)	(837)
Cost of labor	(482)	(36)	(21)	(43)	(582)
Occupancy and other	(723)	(46)	(17)	(63)	(849)
Restaurant profit	$452	$21	$16	$39	$528

The quarter and year to date increases in Company sales and Restaurant profit associated with store portfolio actions, excluding the impact of F/X, were driven by net unit growth. Significant other factors impacting Company sales and Restaurant profit were the Company same-store sales growth, partially offset by higher labor costs mainly due to wage inflation of 6% and higher promotion costs.

Franchise Fees and Income

The quarter and year to date decreases in Franchise fees and income, excluding the impact of F/X, were primarily driven by the acquisition of Wuxi KFC, partially offset by same-store sales growth of unconsolidated affiliates and net unit growth.

G&A Expenses

The quarter and year to date increases in G&A expenses, excluding the impact of F/X, were primarily driven by higher compensation costs due to merit increases.

Operating Profit

The quarter and year to date increases in Operating Profit, excluding the impact of F/X, were primarily driven by the Company same-store sales growth and net unit growth, partially offset by higher restaurant operating costs and higher G&A expenses.

Pizza Hut

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2018	6/30/2017	Reported		Ex F/X		6/30/2018	6/30/2017	Reported		Ex F/X
Company sales	$528	$497	6		(1)		$1,092	$1,024	7		(1)
Franchise fees and income	—	—	23		15		1	1	24		15
Revenues from transactions with franchisees and unconsolidated affiliates	—	1	5		(1)		—	1	(1)		(6)
Total revenues	$528	$498	6		(1)		$1,093	$1,026	7		(1)

Restaurant profit	$58	$74	(20)		(26)		$118	$178	(34)		(39)
Restaurant margin %	11.2%	14.9%	(3.7)	ppts.	(3.7)	ppts.	10.8%	17.4%	(6.6)	ppts.	(6.6)	ppts.

G&A expenses	$28	$26	(6)		2		$56	$51	(10)		(2)
Expenses for transactions with franchisees and unconsolidated affiliates	$—	$1	(5)		2		$—	$1	1		6
Closure and impairment expenses, net	$11	$9	(34)		(25)		$10	$8	(22)		(14)
Other income, net	$(1)	$—	NM		NM		$(2)	$—	NM		NM
Operating Profit	$20	$39	(49)		(52)		$54	$119	(55)		(58)

	Quarter Ended		Year to Date Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
System Sales Growth	7%	1%	7%	2%
System Sales (Decline) Growth, excluding F/X	(1)%	6%	(1)%	7%
Same-Store Sales (Decline) Growth	(4)%	—%	(5)%	1%

Unit Count	6/30/2018	6/30/2017	% Increase
Company-owned	2,179	2,094	4
Franchisees	30	28	7
	2,209	2,122	4

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	6/30/2017	Store Portfolio Actions	Other	F/X	6/30/2018
Company sales	$497	$16	$(21)	$36	$528
Cost of sales	(132)	(5)	(8)	(11)	(156)
Cost of labor	(122)	(4)	3	(10)	(133)
Occupancy and other	(169)	(5)	5	(12)	(181)
Restaurant profit	$74	$2	$(21)	$3	$58

	Year to Date Ended
Income (Expense)	6/30/2017	Store Portfolio Actions	Other	F/X	6/30/2018
Company sales	$1,024	$37	$(49)	$80	$1,092
Cost of sales	(261)	(12)	(26)	(24)	(323)
Cost of labor	(246)	(10)	(3)	(21)	(280)
Occupancy and other	(339)	(11)	6	(27)	(371)
Restaurant profit	$178	$4	$(72)	$8	$118

The decreases in Company sales and Restaurant profit for the quarter, excluding the impact of F/X, were driven by Company same-store sales decline, higher promotion and product upgrade costs, and higher labor costs mainly attributable to wage inflation of 7%, partially offset by net unit growth and labor efficiency.

The year to date decreases in Company sales and Restaurant profit, excluding the impact of F/X, were driven by Company same-store sales decline, higher promotion and product upgrade costs, and higher labor costs mainly attributable to wage inflation of 6%, partially offset by net unit growth and labor efficiency.

G&A Expenses

The decrease in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by less performance-based compensation.

The year to date increase in G&A expenses, excluding the impact of F/X, was primarily driven by higher compensation costs due to merit increases, partially offset by less performance-based compensation.

Operating Profit

The quarter and year to date decreases in Operating Profit, excluding the impact of F/X, were primarily driven by same-store sales decline and higher restaurant operating costs mainly attributable to promotion and product upgrade costs and wage inflation.

All Other Segments

All Other Segments includes East Dawning, Little Sheep, Taco Bell and Daojia.

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2018	6/30/2017	Reported		Ex F/X		6/30/2018	6/30/2017	Reported		Ex F/X
Company sales	$8	$8	(14)		(20)		$16	$20	(21)		(27)
Franchise fees and income	1	1	52		41		3	2	58		45
Revenues from transactions with franchisees and unconsolidated affiliates	4	4	16		7		11	9	18		9
Other revenues	5	3	66		60		8	8	(0)		(4)
Total revenues	$18	$16	11		5		$38	$39	(4)		(10)

Restaurant profit	$—	$(1)	(5)		2		$—	$—	NM		NM
Restaurant margin %	-8.5%	-6.9%	(1.6)	ppts.	(1.6)	ppts.	-2.8%	2.2%	(5.0)	ppts.	(5.0)	ppts.

G&A expenses	$9	$4	NM		NM		$16	$7	NM		NM
Expenses for transactions with franchisees and unconsolidated affiliates	$3	$3	5		11		$9	$8	(6)		1
Operating Loss	$(7)	$(3)	(80)		(78)		$(11)	$(2)	NM		NM

	Quarter Ended		Year to Date Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Same-Store Sales Decline	(10)%	(2)%	(7)%	(9)%

The quarter and year to date decreases in Company sales, excluding the impact of F/X, were primarily driven by unit closures and refranchising of Little Sheep units.

The quarter and year to date increases in G&A expenses were primarily due to G&A expenses incurred by Daojia, which was acquired by the Company during the second quarter of 2017.

Corporate and Unallocated

	Quarter Ended				Year to Date Ended
			% B/(W)				% B/(W)
	6/30/2018	6/30/2017	Reported	Ex F/X	6/30/2018	6/30/2017	Reported	Ex F/X
Revenues from transactions with franchisees and unconsolidated affiliates	$122	$121	—	(6)	$259	$246	5	(3)
Other revenue	1	—	NM	NM	2	—	NM	NM
Expenses for transactions with franchisees and unconsolidated affiliates	120	118	(2)	5	257	243	(6)	2
Other operating costs	1	—	NM	NM	2	—	NM	NM
Corporate G&A expenses	19	50	62	64	52	81	35	39
Other expenses (income) (See Note 12)	2	—	NM	NM	(100)	(1)	NM	NM
Interest income, net	10	4	NM	NM	18	8	NM	96
Income tax provision (See Note 11)	(53)	(43)	(24)	(16)	(160)	(133)	(21)	(13)
Effective tax rate (See Note 11)	26.0%	24.3%	(1.7)%	(1.8)%	26.4%	27.9%	1.5%	1.2%

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

The quarter and year to date decreases in Revenues from transactions with franchisees and unconsolidated affiliates, excluding the impact of F/X, were primarily driven by the acquisition of Wuxi KFC, partially offset by system sales growth of unconsolidated affiliates and franchisees.

G&A Expenses

The quarter and year to date decreases in G&A expenses, excluding the impact of F/X, were driven by higher government incentives, less employee benefits and less professional service fees, partially offset by higher compensation costs due to merit increases.

Interest Income, Net

The quarter and year to date increases in interest income, net were driven by higher returns on larger balances of short-term investments and time deposits.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%, a 10% withholding tax on repatriation of earnings outside of China and U.S. corporate income tax, if any. Our effective tax rate was 26.0% and 24.3% for the quarters ended June 30, 2018 and 2017, respectively, and 26.4% and 27.9% for the year to date ended June 30, 2018 and 2017, respectively. The higher effective tax rate for the quarter was primarily due to less excess tax benefit driven by the exercise of share-based awards recognized, offset by less estimated repatriation of current year earnings outside of China. The lower year-to-date effective tax rate was primarily due to less estimated repatriation of current year earnings outside of China.

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

As of June 30, 2018, an input VAT credit asset of $197 million and payable of $10 million were recorded in Other assets and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against net VAT payables more than one year from June 30, 2018. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the Company expected to use the credit within one year.

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

Effective from July 1, 2017, the 13% VAT rate primarily applicable to certain agricultural products was reduced to 11%.  Effective from May 1, 2018, the VAT rates of 17% and 11% were lowered to 16% and 10%, respectively.  These rate changes impact our input VAT on all materials and certain services, mainly including construction, transportation and leasing. However, the impact on our operating results is not expected to be significant.

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

Consolidated Cash Flows

Our cash flows for the years to date ended June 30, 2018 and 2017 were as follows:

Net cash provided by operating activities was $819 million in 2018 as compared to $604 million in 2017. The increase was primarily driven by higher Net income and timing of payments for inventory.

Net cash used in investing activities was $406 million in 2018 as compared to $465 million in 2017. The decrease was primarily driven by cash inflow generated by short-term investment activities, partially offset by the acquisition of Wuxi KFC.

Net cash used in financing activities was $186 million in 2018 as compared to $110 million in 2017.  The increase was primarily driven by cash dividends paid to stockholders.

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

Dividends and Share Repurchases

On February 7, 2017, we announced that our Board of Directors authorized a $300 million share repurchase program. On October 4, 2017, the Board of Directors increased Yum China’s existing share repurchase authorization from $300 million to an aggregate of $550 million. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the year to date ended June 30, 2018, the Company repurchased $73 million, or 1.9 million shares, of common stock under the repurchase program.
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

On May 1, 2018, the Board of Directors declared a cash dividend of $0.10 per share. The cash dividend totaling $38 million was paid to stockholders in June 2018.

On August 1, 2018, the Company announced that the Board of Directors declared a cash dividend of $0.10 per share on Yum China’s common stock, payable as of the close of business on September 19, 2018, to stockholders of record as of the close of business on August 29, 2018. Total estimated cash dividend payable is approximately $38 million.

Borrowing Capacity

As of June 30, 2018, the Company had credit facilities of RMB 2,162 million (approximately $327 million), including onshore credit facilities of RMB1,500 million (approximately $227 million) in the aggregate and an offshore credit facility of $100 million.

The credit facilities have terms ranging from one to three years. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China or London Interbank Offered Rate (LIBOR) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain financial covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Interest on any outstanding borrowings is due at least monthly. As of June 30, 2018, the full amount of borrowings was available to us under each facility.

On August 1, 2018, the Company entered into an agreement for an offshore credit facility of $100 million. This credit facility has a term of three years and bears interest based on the prevailing rate stipulated by the London Interbank Offered Rate (LIBOR) administered by the ICE Benchmark Administration. As of the date of this report, the full amount of borrowing was available to us under this credit facility.

Off-Balance Sheet Arrangements

See the Guarantees section of Note 13 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

See Note 2 for details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued amendments allowing an optional transition method, which recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented as prescribed in ASU 2016-02. We are currently evaluating which transition method we will utilize. We currently plan to use the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We also plan to elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. We expect this standard will have a material effect on our financial statements. While we are continuing to assess the effect of adoption, we currently believe the most significant changes relate to the recognition and measurement of right-of-use assets and lease liabilities on our balance sheet for operating leases of the land and/or building of our restaurants and office space. At June 30, 2018, we operated more than 6,600 restaurants, leasing the underlying land and/or building, with our commitments expiring within 20 years from the inception of the lease. The amount of our future minimum lease payments under operating leases was approximately $3 billion as of June 30, 2018. We anticipate continuing to add more restaurants and increase our leasing activity between now and adoption. We are also implementing software to meet the reporting requirements of the new standard, and identifying changes to our business processes and controls to support the adoption of the new standard.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company from January 1, 2020, with early adoption permitted beginning from January 1, 2019. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies that modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the changes in terms or conditions. ASU 2017-09 is effective for the Company from January 1, 2019, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. ASU 2018-02 is effective for the Company from January 1, 2019, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new guidance largely aligns the accounting for share-based awards issued to employees and nonemployees. Existing guidance for employee awards will apply to nonemployee share-based transactions with limited exceptions. The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for the Company from January 1, 2019, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology.  Forward-looking statements are based on our expectations, estimates, assumptions or projections concerning future results or events as of the date of the filing of this Form 10-Q.  Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those statements.  We cannot assure you that any of our assumptions are correct or any of our expectations, estimates or projections will be achieved.  Numerous factors could cause our actual results to differ materially from those expressed or implied by forward-looking statements, including, without limitation, the following:

•

Risks related to our business and industry, such as (a) food safety and food-borne illness concerns, (b) significant failure to maintain effective quality control systems for our restaurants, (c) significant liability claims, food contamination complaints from our customers or reports of incidents of food tampering, (d) health concerns arising from outbreaks of viruses or other diseases, (e) the fact that we derive substantially all of our revenue from our operations in China, (f) the fact that the operation of our restaurants is subject to the terms of the master license agreement with YUM, (g) the fact that our success is tied to the success of YUM’s brand strength, marketing campaigns and product innovation, (h) shortages or interruptions in the availability and delivery of food and other supplies, (i) our inability to attain our target development goals and the potential cannibalization of existing sales by aggressive development, (j) fluctuation of raw materials prices, (k) risks associated with leasing real estate, (l) inability to obtain desirable restaurant locations on commercially reasonable terms, (m) labor shortages or increases in labor costs, (n) the fact that our success depends substantially on our corporate reputation and on the value and perception of our brands, (o) the occurrence of security breaches and cyber-attacks, (p) failure to protect the integrity and security of our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf, (q) failures or interruptions of service or security breaches in our information technology systems, (r) the fact that our business depends on the performance of, and our long-term relationships with, third-party mobile payment processors, delivery aggregators, internet infrastructure operators and internet service providers, (s) failure to provide timely and reliable delivery services by our restaurants, (t) our inability to integrate Daojia successfully and the anticipated benefits of the acquisition may not be realized in a timely manner or at all, (u) the Chinese government may determine that the VIE structure of Daojia does not comply with Chinese laws on foreign investment in restricted industries, (v) our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media, (w) litigation and failure to comply with anti-bribery or anti-corruption laws, (x) U.S. federal income taxes, changes in tax rates, disagreements with taxing authorities and imposition of new taxes, (y) changes in consumer discretionary spending and general economic conditions, (z) competition in the retail food industry, (aa) loss or failure to obtain or renew any or all of the approvals, licenses and permits to operate our business, (bb) our inability to adequately protect the intellectual property we own or have the right to use, (cc) YUM’s failure to protect its intellectual property, (dd) seasonality and certain major events in China, (ee) our failure to detect, deter and prevent all instances of fraud or other misconduct committed by our employees, customers or other third parties, (ff) changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters, (gg) failure of our insurance policies to provide adequate coverage for claims associated with our business operations, (hh) failure by us to maintain effective disclosure controls and procedures and internal control over financial reporting in accordance with the rules of the SEC and (ii) unforeseeable business interruptions;

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended June 30, 2018, the Company’s Operating Profit would have decreased approximately $18 million if the RMB weakened 10% relative to the US$. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2018.

PART II – Other Information

Item 1.	Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 13 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

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

On February 7, 2017, we announced that our Board of Directors authorized a $300 million share repurchase program. On October 4, 2017, the Board of Directors increased Yum China’s existing share repurchase authorization from $300 million to an aggregate of $550 million. The authorizations do not have an expiration date.

The following table provides information as of June 30, 2018 with respect to shares of Yum China common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)

4/1/18-4/30/18	39	$38.68	39	$420
5/1/18-5/31/18	1,471	$38.20	1,471	$364
6/1/18-6/30/18	400	$39.18	400	$349

Total	1,910	$38.41	1,910	$349

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

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

Yum China Holdings, Inc.
(Registrant)

Date:	August 8, 2018	/s/ Xueling Lu
Controller and Principal Accounting Officer