Form 10-Q
period 2018-09-30
Yum China Holdings, Inc.
filed 2018-11-08
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of November 2, 2018 was 379,074,892 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except for per share data)

	Quarter Ended		Year to Date Ended
Revenues	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Company sales	$2,008	$1,924	$5,912	$5,326
Franchise fees and income	36	38	110	107
Revenues from transactions with franchisees and unconsolidated affiliates	159	160	461	448
Other revenues	9	8	18	16
Total revenues	2,212	2,130	6,501	5,897
Costs and Expenses, Net
Company restaurants
Food and paper	610	560	1,775	1,529
Payroll and employee benefits	430	403	1,296	1,137
Occupancy and other operating expenses	615	614	1,841	1,683
Company restaurant expenses	1,655	1,577	4,912	4,349
General and administrative expenses	119	123	334	339
Franchise expenses	18	19	55	54
Expenses for transactions with franchisees and unconsolidated affiliates	156	159	454	443
Other operating costs and expenses	6	8	17	14
Closures and impairment (income) expenses, net	(1)	2	15	20
Other income, net	(10)	(22)	(143)	(53)
Total costs and expenses, net	1,943	1,866	5,644	5,166
Operating Profit	269	264	857	731
Interest and other income, net	10	8	28	16
Income Before Income Taxes	279	272	885	747
Income tax provision	(67)	(87)	(227)	(220)
Net income – including noncontrolling interests	212	185	658	527
Net income – noncontrolling interests	9	9	24	22
Net Income – Yum China Holdings, Inc.	$203	$176	$634	$505
Weighted-average common shares outstanding (in millions):
Basic	384	386	386	387
Diluted	394	398	398	397
Basic Earnings Per Common Share	$0.53	$0.46	$1.64	$1.30
Diluted Earnings Per Common Share	$0.51	$0.44	$1.59	$1.27
Cash Dividends Declared Per Common Share	$0.10	$—	$0.30	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended		Year to Date Ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Net income - including noncontrolling interests	$212	$185	$658	$527
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	(98)	46	(156)	93
Comprehensive income - including noncontrolling interests	114	231	502	620
Comprehensive income - noncontrolling interests	6	10	19	25
Comprehensive Income - Yum China Holdings, Inc.	$108	$221	$483	$595

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Year to Date Ended
	9/30/2018	9/30/2017
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$658	$527
Depreciation and amortization	343	301
Closures and impairment expenses	15	20
Gain from re-measurement of equity interest upon acquisition	(98)	—
Deferred income taxes	46	(3)
Equity income from investments in unconsolidated affiliates	(52)	(54)
Distributions received from unconsolidated affiliates	51	39
Share-based compensation	18	18
Changes in accounts receivable	2	12
Changes in inventories	14	18
Changes in prepaid expenses and other current assets	(13)	(5)
Changes in accounts payable and other current liabilities	184	89
Changes in income taxes payable	41	51
Other, net	(36)	(28)
Net Cash Provided by Operating Activities	1,173	985
Cash Flows – Investing Activities
Capital spending	(359)	(295)
Purchases of short-term investments	(513)	(394)
Maturities of short-term investments	513	387
Investment in equity securities	(74)	—
Acquisition of business, net of cash acquired	(91)	(25)
Other, net	(3)	—
Net Cash Used in Investing Activities	(527)	(327)
Cash Flows – Financing Activities
Payment of capital lease obligation	(2)	(2)
Repayment of short-term borrowings assumed from acquisition	(10)	—
Repurchase of shares of common stock	(161)	(128)
Proceeds from exercise of stock options	—	5
Cash dividends paid on common stock	(115)	—
Dividends paid to noncontrolling interests	(29)	(22)
Other, net	(1)	—
Net Cash Used in Financing Activities	(318)	(147)
Effect of Exchange Rates on Cash and Cash Equivalents	(53)	27
Net Increase in Cash and Cash Equivalents	275	538
Cash and Cash Equivalents - Beginning of Period	1,059	885
Cash and Cash Equivalents - End of Period	$1,334	$1,423

Supplemental Cash Flow Data
Cash paid for income tax	157	175

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	9/30/2018	12/31/2017
ASSETS
Current Assets
Cash and cash equivalents	$1,334	$1,059
Short-term investments	198	205
Accounts receivable, net	65	79
Inventories, net	270	297
Prepaid expenses and other current assets	179	162
Total Current Assets	2,046	1,802
Property, plant and equipment, net	1,605	1,691
Goodwill	266	108
Intangible assets, net	133	101
Investments in unconsolidated affiliates	68	95
Other assets	498	385
Deferred income taxes	75	105
Total Assets	$4,691	$4,287
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,116	$985
Income taxes payable	76	39
Total Current Liabilities	1,192	1,024
Capital lease obligations	26	28
Other liabilities	385	388
Total Liabilities	1,603	1,440
Redeemable Noncontrolling Interest	5	5
Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 391 million shares and 389 million shares issued at September 30, 2018 and December 31, 2017, respectively; 382 million shares and 385 million shares outstanding at September 30, 2018 and December 31, 2017, respectively	4	4
Treasury stock	(315)	(148)
Additional paid-in capital	2,393	2,375
Retained earnings	916	397
Accumulated other comprehensive (loss) income	(14)	137
Total Equity – Yum China Holdings, Inc.	2,984	2,765
Noncontrolling interests	99	77
Total Equity	3,083	2,842
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$4,691	$4,287

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

The Company owns, franchises or has an ownership in entities that own and operate restaurants under the KFC, Pizza Hut, East Dawning, Little Sheep and Taco Bell concepts (collectively, the “Concepts”). In connection with the separation of the Company from YUM, Yum! Restaurants Asia Pte. Ltd., a wholly-owned indirect subsidiary of YUM, and Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of Yum China, entered into a 50-year master license agreement with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew, for the exclusive right to use and sub-license the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China, excluding Hong Kong, Taiwan and Macau (the “PRC” or “China”). In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. We own the intellectual property of East Dawning and Little Sheep and pay no license fee related to these Concepts.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of September 30, 2018, and the results of our operations and comprehensive income for the quarters and years to date ended September 30, 2018 and 2017, and cash flows for the years to date ended September 30, 2018 and 2017. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Consolidated and Combined Financial Statements and notes thereto defined and included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2018.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amends various aspects of the recognition, measurement, presentation and disclosure of financial instruments. Certain equity investments will be measured at fair value with changes recognized in net income. We adopted ASU 2016-01 on January 1, 2018. While the adoption did not have a material impact on our financial statements, the standard requires our equity investment in Meituan Dianping (see Note 9), which was consummated in September 2018, to be re-measured to fair value in each future reporting period with corresponding changes recorded in our Condensed Consolidated Statements of Income.

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

Disaggregation of Revenue

The following table presents revenue disaggregated by types of arrangements and segments:

Quarter Ended 9/30/2018	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
Company sales	$1,452	$548	$8	$—	$—	$2,008
Franchise fees and income	34	1	1	—	—	36
Revenues from transactions with franchisees and unconsolidated affiliates	16	1	6	136	—	159
Other revenues	—	—	10	2	(3)	9
Total revenues	$1,502	$550	$25	$138	$(3)	$2,212

Quarter Ended 9/30/2017	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Total
Company sales	$1,347	$568	$9	$—	$1,924
Franchise fees and income	36	1	1	—	38
Revenues from transactions with franchisees and unconsolidated affiliates	19	—	5	136	160
Other revenues	—	—	8	—	8
Total revenues	$1,402	$569	$23	$136	$2,130

Year to Date Ended 9/30/2018	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
Company sales	$4,248	$1,640	$24	$—	$—	$5,912
Franchise fees and income	104	2	4	—	—	110
Revenues from transactions with franchisees and unconsolidated affiliates	48	1	17	395	—	461
Other revenues	—	—	18	4	(4)	18
Total revenues	$4,400	$1,643	$63	$399	$(4)	$6,501

Year to Date Ended 9/30/2017	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Total
Company sales	$3,705	$1,592	$29	$—	$5,326
Franchise fees and income	102	2	3	—	107
Revenues from transactions with franchisees and unconsolidated affiliates	51	1	14	382	448
Other revenues	—	—	16	—	16
Total revenues	$3,858	$1,595	$62	$382	$5,897

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

Costs to Obtain Contracts

Costs to obtain contracts represent the portion of upfront license fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates. They meet the requirements to be capitalized as the Company expects to generate future economic benefits from such costs incurred, which allow us to enter into franchise agreements and collect fees. Such costs to obtain contracts are included in Other assets on the Condensed Consolidated Balance Sheets and are amortized over the term of the franchise agreement. Subsequent to the separation, we are no longer required to pay YUM any upfront fees that we receive from franchisees and unconsolidated affiliates. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $9 million and $12 million at September 30, 2018 and December 31, 2017, respectively.

Contract Liabilities

Contract liabilities at September 30, 2018 and December 31, 2017 were as follows:

Contract liabilities	9/30/2018	12/31/2017
- Deferred revenue related to prepaid stored-value products	$50	$50
- Deferred revenue related to customer loyalty programs	18	16
- Deferred revenue related to upfront fees	37	39
Total	$105	$105

Contract liabilities consist of deferred revenue related to prepaid stored-value products, customer loyalty programs and upfront fees. Deferred revenue related to prepaid stored-value products and customer loyalty programs is included in Accounts payable and other current liabilities on the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities on the Condensed Consolidated Balance Sheets. Revenue recognized in the quarter and year to date ended September 30, 2018 that was included in the contract liability balance at the beginning of each period amounted to $21 million and $39 million, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 4 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except for per share data):

	Quarter Ended		Year to Date Ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Net Income – Yum China Holdings, Inc.	$203	$176	$634	$505
Weighted-average common shares outstanding (for basic calculation) (a)	384	386	386	387
Effect of dilutive share-based employee compensation (a)	9	11	10	9
Effect of dilutive warrants (b)	1	1	2	1
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	394	398	398	397
Basic Earnings Per Common Share	$0.53	$0.46	$1.64	$1.30
Diluted Earnings Per Common Share	$0.51	$0.44	$1.59	$1.27
Employee stock options, stock appreciation rights and warrants excluded from the diluted EPS computation (c)	10	8	4	12

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

Note 5 – Equity

Changes in Equity and Redeemable Noncontrolling Interest

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2017	389	$4	$2,375	$397	$137	(4)	$(148)	$77	$2,842	$5
Net Income				634				24	658
Foreign currency translation adjustments					(151)			(5)	(156)
Comprehensive income									502
Acquisition of business								36	36
Cash dividends declared ($0.30 per common share)				(115)					(115)
Dividends declared								(33)	(33)
Repurchase of shares of common stock						(5)	(167)		(167)
Exercise and vesting of share-based awards	2	—	—						—
Share-based compensation			18						18
Balance at September 30, 2018	391	$4	$2,393	$916	$(14)	(9)	$(315)	$99	$3,083	$5

Share Repurchase Program

On February 7, 2017, we announced that our Board of Directors authorized a $300 million share repurchase program. On October 4, 2017, the Board of Directors increased Yum China’s existing share repurchase authorization from $300 million to an aggregate of $550 million. Under the authorization, we repurchased shares of Yum China common stock during the years to date ended September 30, 2018 and 2017 as indicated below. All amounts exclude applicable transaction fees.

Authorization Date	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased (millions)			Remaining Dollar Value of Shares that may be Repurchased (millions)
	2018		2017	2018		2017	2018

February 7, 2017	4,576		3,356	167		128	5
October 4, 2017	—		—	—		—	250

Total	4,576	(a)	3,356	167	(a)	128	255

(a)Includes 0.2 million shares repurchased for $6 million with trade dates prior to September 30, 2018 but cash settlement dates subsequent to September 30, 2018.

Note 6 – Other Income, net

	Quarter Ended		Year to Date Ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Equity income from investments in unconsolidated affiliates	$17	$19	$52	$54
Gain from re-measurement of equity interest upon acquisition(a)	—	—	98	—
Foreign exchange changes and other	(7)	3	(7)	(1)
Other income, net	$10	$22	$143	$53

(a)

As a result of the acquisition of Wuxi KFC in the first quarter of 2018, as disclosed in Note 2, the Company recognized a gain of $98 million from the re-measurement of our previously held 47% equity interest at fair value, which was not allocated to any segment for performance reporting purposes.

Note 7 – Supplemental Balance Sheet Information

Accounts Receivable, net	9/30/2018	12/31/2017
Accounts receivable, gross	$67	$81
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$65	$79

Prepaid Expenses and Other Current Assets	9/30/2018	12/31/2017
Prepaid rent	$41	$41
Receivables from payment processors and aggregators	25	40
Dividends receivable from unconsolidated affiliates	31	21
Other prepaid expenses and current assets	82	60
Prepaid expenses and other current assets	$179	$162

Property, Plant and Equipment	9/30/2018	12/31/2017
Buildings and improvements	$2,145	$2,184
Capital leases, primarily buildings	27	28
Machinery, equipment and construction in progress	1,175	1,204
Property, plant and equipment, gross	3,347	3,416
Accumulated depreciation	(1,742)	(1,725)
Property, plant and equipment, net	$1,605	$1,691

Other Assets	9/30/2018	12/31/2017
Land use right	$140	$131
VAT assets	205	176
Costs to obtain contracts	9	12
Long-term deposits	61	56
Investment in equity securities	74	—
Others	9	10
Other Assets	$498	$385

Accounts Payable and Other Current Liabilities	9/30/2018	12/31/2017
Accounts payable	$551	$420
Accrued capital expenditures	115	142
Accrued compensation and benefits	183	219
Accrued marketing expenses	78	28
Contract liabilities	74	72
Other current liabilities	115	104
Accounts payable and other current liabilities	$1,116	$985

Other Liabilities	9/30/2018	12/31/2017
Deferred escalating minimum rent	$148	$162
Contract liabilities	31	33
Accrued income tax payable	97	112
Deferred income tax liabilities	66	32
Other noncurrent liabilities	43	49
Other liabilities	$385	$388

Note 8 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2017
Goodwill, gross	$490	$80	$19	$391
Accumulated impairment losses(a)	(382)	—	—	(382)
Goodwill, net	108	80	19	9
Goodwill acquired(b)	175	175	—	—
Effect of currency translation adjustment	(17)	(16)	(1)	—
Balance as of September 30, 2018
Goodwill, gross	648	239	18	391
Accumulated impairment losses(a)	(382)	—	—	(382)
Goodwill, net	$266	$239	$18	$9

(a)	Accumulated impairment losses represent Little Sheep goodwill impairment.
(b)	Goodwill acquired in connection with the acquisition of Wuxi KFC.

Intangible assets, net as of September 30, 2018 and December 31, 2017 are as follows:

	9/30/2018			12/31/2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Reacquired franchise rights(c)	$149	$(95)	$54	$100	$(87)	$13
Daojia platform	17	(3)	14	18	(1)	17
Customer-related assets	12	(8)	4	12	(6)	6
Other	17	(9)	8	19	(10)	9
	$195	$(115)	$80	$149	$(104)	$45
Indefinite-lived intangible assets
Little Sheep trademark	$53	$—	$53	$56	$—	$56

Total intangible assets	$248	$(115)	$133	$205	$(104)	$101

(c)	Increase in gross carrying amount of reacquired franchise rights during the year to date ended September 30, 2018 primarily resulted from the acquisition of Wuxi KFC.

Amortization expense of definite-lived intangible assets was $7 million and $4 million for the quarters ended September 30, 2018 and 2017, respectively, and $20 million and $10 million for the years to date ended September 30, 2018 and 2017, respectively. As of September 30, 2018, expected amortization expense for the unamortized definite-lived intangible assets is approximately $7 million for the remainder of 2018, $19 million in 2019, $15 million in 2020, $15 million in 2021 and $14 million in 2022.

Note 9 – Fair Value Measurements

The Company’s financial assets and liabilities primarily consist of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and the carrying values of these assets and liabilities approximate their fair value in general. Cash equivalents primarily consist of money market funds, fixed income debt securities and time deposits with original maturities not exceeding three months from the time of purchase. Short-term investments primarily consist of time deposits and fixed income debt securities with original maturities over three months but less than one year from the time of purchase.

The Company subscribed for 8.4 million, or less than 1%, of the ordinary shares of Meituan Dianping (“Meituan”), an e-commerce platform for services in China, for a total consideration of approximately $74 million, when it launched initial public offering on the Hong Kong Stock Exchange in September 2018. The Company accounted for the equity securities at fair value with subsequent fair value changes recorded in our Condensed Consolidated Statement of Income. The fair value of the investment in Meituan is determined based on the closing market price for the shares at the end of each reporting period.  The related unrealized loss recognized during the period was immaterial, and was included in Interest and other income, net.

The Company classifies its cash equivalents, short term investments and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. The following table is a summary of our assets measured or disclosed at fair value on a recurring basis and the level within the fair value hierarchy in which the measurement falls. No transfers among the levels within the fair value hierarchy occurred during the quarter and year to date ended September 30, 2018.

		Fair Value Measurement or Disclosure at September 30, 2018
	Balance at September 30, 2018	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$677		$677
Money market funds	$242	$242
Fixed income debt securities(a)	$29	$29
Total cash equivalents	$948	$271	$677	$—
Short-term investments:
Time deposits	$184		$184
Other investments	$14		$14
Total short-term investments	$198	$—	$198	$—
Other assets:
Equity securities	$74	$74
Total	$1,220	$345	$875	$—

		Fair Value Measurement or Disclosure at December 31, 2017
	Balance at December 31, 2017	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$635		$635
Money market funds	$93	$93
Total cash equivalents	$728	$93	$635	$—
Short-term investments:
Time deposits	$143		$143
Fixed income debt securities(a)	$62	$62
Total short-term investments	$205	$62	$143	$—
Total	$933	$155	$778	$—

(a)	Classified as held-to-maturity investments and measured at amortized cost.

Non-recurring fair value measurements

In addition, certain of the Company’s assets, such as property, plant and equipment, goodwill and intangible assets, are measured at fair value on a non-recurring basis, if determined to be impaired.

During the quarter and year to date ended September 30, 2018, we recorded restaurant-level impairment (Level 3) of nil and $13 million, respectively. During the quarter and year to date ended September 30, 2017, we recorded restaurant-level impairment (Level 3) of $2 million and $20 million, respectively. The remaining net book value of the assets measured at fair value as of September 30, 2018, subsequent to these impairments, was not significant.

Note 10 – Income Taxes

	Quarter Ended		Year to Date Ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Income tax provision	$67	$87	$227	$220
Effective tax rate	24.2%	31.9%	25.7%	29.4%

The lower effective tax rate for the quarter ended September 30, 2018 was primarily due to a true up of the tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries and less estimated repatriation of current year earnings outside of China. The lower year-to-date effective tax rate was primarily due to less estimated repatriation of current year earnings outside of China.

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

The Tax Act requires a U.S. shareholder to be subject to tax on GILTI earned by certain foreign subsidiaries. We have elected the option to account for current year GILTI tax as a period cost as incurred, and therefore included it as part of the estimated annual effective tax rate.

As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies, we may make adjustments to the provisional amounts. We continue to expect to complete our analysis within the measurement period not exceeding one year from the enactment date.

Note 11 –Segment Reporting

We have two reportable segments: KFC and Pizza Hut. We also have four operating segments, East Dawning, Little Sheep, Taco Bell and Daojia, which are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate.

	Quarter Ended 9/30/2018
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,502	$550	$22	$138	2,212	$—	$2,212
Inter-segment revenue	—	—	3	—	3	(3)	—
Total	$1,502	$550	$25	$138	$2,215	$(3)	$2,212

	Quarter Ended 9/30/2017
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,402	$569	$23	$136	2,130	$—	$2,130
Inter-segment revenue	—	—	—	—	—	—	—
Total	$1,402	$569	$23	$136	$2,130	$—	$2,130

	Year to Date Ended 9/30/2018
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$4,400	$1,643	$59	$399	6,501	$—	$6,501
Inter-segment revenue	—	—	4	—	4	(4)	—
Total	$4,400	$1,643	$63	$399	$6,505	$(4)	$6,501

	Year to Date Ended 9/30/2017
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$3,858	$1,595	$62	$382	5,897	$—	$5,897
Inter-segment revenue	—	—	—	—	—	—	—
Total	$3,858	$1,595	$62	$382	$5,897	$—	$5,897

	Quarter Ended		Year to Date Ended
Operating Profit	9/30/2018	9/30/2017	9/30/2018	9/30/2017
KFC(b)	$264	$256	$759	$683
Pizza Hut	53	54	107	173
All Other Segments	(6)	(7)	(17)	(9)
Unallocated revenues from transactions with franchisees and unconsolidated affiliates(a)	136	136	395	382
Unallocated Other revenues(a)	2	—	4	—
Unallocated expenses from transactions with franchisees and unconsolidated affiliates(a)	(135)	(136)	(392)	(379)
Unallocated Other operating costs and expenses(a)	(1)	—	(3)	—
Unallocated and corporate G&A expenses(a)	(42)	(43)	(94)	(124)
Unallocated Other income (loss)(a)(c)	(2)	4	98	5
Operating Profit	$269	$264	$857	$731
Interest and other income, net(a)	10	8	28	16
Income Before Income Taxes	$279	$272	$885	$747

	Total Assets
	9/30/2018	12/31/2017
KFC(d)	$1,716	$1,544
Pizza Hut	580	668
All Other Segments	139	144
Corporate and Unallocated(e)	2,256	1,931
	$4,691	$4,287

(a)	Amounts have not been allocated to any segment for performance reporting purposes.

(b)

Includes equity income from investments in unconsolidated affiliates of $17 million and $19 million for the quarters ended September 30, 2018 and 2017, respectively, and $52 million and $54 million for the years to date ended September 30, 2018 and 2017, respectively.

(c)	Primarily includes gain from re-measurement of previously held equity interest in connection with the acquisition of Wuxi KFC. See Note 2.
(d)	Includes investments in unconsolidated affiliates.

(e)	Primarily includes cash and cash equivalents, short-term investments, inventories and investment in equity securities that are centrally managed.

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

Guarantees

From time to time we have guaranteed certain lines of credit and loans of franchisees and unconsolidated affiliates. As of September 30, 2018, we have provided guarantees of approximately $1 million on behalf of franchisees and no guarantees were outstanding for unconsolidated affiliates.

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

Note 13 – Subsequent Events

On October 30, 2018, the Company announced that the Board of Directors authorized an increase in Yum China’s existing share repurchase authorization from $550 million to an aggregate of $1.4 billion. The authorization does not have an expiration date.

On October 30, 2018, the Company announced that the Board of Directors declared a cash dividend of $0.12 per share, payable as of the close of business on December 18, 2018 to stockholders of record as of the close of business on November 27, 2018. The total estimated cash dividend payable is approximately $46 million.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China, with over 8,300 restaurants as of September 30, 2018. Our growing restaurant base consists of China’s leading restaurant brands and concepts, primarily KFC, Pizza Hut, East Dawning, Little Sheep and Taco Bell. Following our separation from YUM, we have obtained the exclusive right to operate and sub-license the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Taiwan and Macau (the “PRC” or “China”), and we own the marks of East Dawning and Little Sheep outright. We were the first major global restaurant brand when we entered China in 1987 and we have developed deep operating experience in the market. We have since grown to become one of China’s largest restaurant developers with locations in over 1,200 cities as of September 30, 2018.

KFC is the leading Quick-Service Restaurant (“QSR”) brand in the PRC in terms of system sales and number of restaurants. As of September 30, 2018, KFC operated 5,800 restaurants in over 1,200 cities across China. Measured by number of restaurants, we believe KFC has a two-to-one lead over the nearest Western QSR competitor in China, and KFC has continued to grow in both large and small cities. During the first quarter of 2018, the Company completed the acquisition of an additional 36% interest in an unconsolidated affiliate that operates KFC stores in Wuxi, China (“Wuxi KFC”), increasing the equity interest to 83% and allowing the Company to consolidate the entity.

During the second quarter of 2017, we integrated the business of Pizza Hut Casual Dining and Pizza Hut Home Service as Pizza Hut. Segment financial information for prior periods has been recast to align with this change in segment reporting. After the integration, Pizza Hut continues to be the leading Casual Dining Restaurant (“CDR”) brand in China as measured by system sales and number of restaurants. We believe Pizza Hut has a four-to-one lead in terms of number of restaurants over its nearest Western CDR competitor in China. As of September 30, 2018, Pizza Hut operated over 2,200 restaurants in over 500 cities.

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

•

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides measures adjusted for Special Items, which include Adjusted Operating Profit, Adjusted Diluted Earnings Per Common Share, Adjusted Effective Tax Rate and Adjusted EBITDA, which we define as net income including noncontrolling interests adjusted for income tax, interest and other income, net, depreciation, amortization and other items, including store impairment charges. The Special Item for the year to date ended September 30, 2018 represents a gain recognized from the re-measurement of our previously held equity interest in Wuxi KFC at fair value upon acquisition, as described in Note 2. The Special Item for the quarter and year to date ended September 30, 2017 represents income from the reversal of contingent consideration. The Company excludes impact from Special Items for the purpose of evaluating performance internally. Special Items are not included in any of our segment results. In addition, the Company provides Adjusted EBITDA because we believe that investors and analysts may find it useful in measuring operating performance without regard to items such as income tax, interest and other income, net, depreciation, amortization and other items, including store impairment charges. These adjusted measures are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of these adjusted measures provides additional information to investors to facilitate the comparison of past and present results, excluding those items that the Company does not believe are indicative of our ongoing operations due to their nature.

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

Quarters and years to date ended September 30, 2018 and 2017

Results of Operations

Summary

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of East Dawning, Little Sheep, Taco Bell and Daojia, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate.

Quarterly highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+6	+1	+8	+3	+4
Pizza Hut	(2)	(5)	+3	—	+1
All Other Segments(b)	(9)	(5)	+11	+28	+31
Total	+4	(1)	+6	+2	+4

Year to date highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+6	+2	+8	+11	+6
Pizza Hut	(1)	(5)	+3	(38)	(40)
All Other Segments(b)	(22)	(6)	+11	(74)	(68)
Total	+4	—	+6	+17	+12

NM refers to changes over 100%, from negative to positive amounts or from zero to an amount.

(a)	System Sales and Same-Store Sales percentages as shown in tables exclude the impact of F/X.
(b)	Sales from non-Company-owned restaurants, for which we do not receive a sales-based royalty, are excluded from System Sales and Same-Store Sales.

As of September 30, 2018, the Company operated over 8,300 units, predominately KFC and Pizza Hut restaurants, which are the leading QSR and CDR brand, respectively, in mainland China. Given our strong competitive position, a growing economy and a population of approximately 1.4 billion in mainland China, the Company has rapidly added KFC and Pizza Hut restaurants.

As compared to the third quarter of 2017, Company sales in the third quarter of 2018 increased 4%, or 6% if excluding the impact of F/X. The increase in Company sales during the quarter, excluding the impact of F/X, was driven by net unit growth, partially offset by same-store sales decline. Company sales for the year to date ended September 30, 2018 increased 11%, or 6% if excluding the impact of F/X. The year to date increase in Company sales, excluding the impact of F/X, was primarily driven by net unit growth.

The increase in Restaurant profit for the quarter, excluding the impact of F/X, was driven by net unit growth, partially offset by higher promotion and product upgrade costs and wage inflation. The year to date decrease in Restaurant profit, excluding the impact of F/X, was driven by higher promotion and product upgrade costs and wage inflation, partially offset by same-store sales leverage and net unit growth.

The Consolidated Results of Operations for the quarters and years to date ended September 30, 2018 and 2017 are presented below:

	Quarter Ended		% B/(W) (a)				Year to Date Ended		% B/(W) (a)
	9/30/2018	9/30/2017	Reported		Ex F/X		9/30/2018	9/30/2017	Reported		Ex F/X
Company sales	$2,008	$1,924	4		6		$5,912	$5,326	11		6
Franchise fees and income	36	38	(5)		(4)		110	107	3		(2)
Revenues from transactions with franchisees and unconsolidated affiliates	159	160	(1)		3		461	448	3		(1)
Other revenues	9	8	9		10		18	16	12		10
Total revenues	$2,212	$2,130	4		6		$6,501	$5,897	10		6
Restaurant profit	$353	$347	2		3		$1,000	$977	2		(2)
Restaurant Margin %	17.6%	18.0%	(0.4)	ppts.	(0.4)	ppts.	16.9%	18.3%	(1.4)	ppts.	(1.4)	ppts.
Operating Profit	$269	$264	2		4		$857	$731	17		12
Interest and other income, net	10	8	34		37		28	16	76		69
Income tax provision	(67)	(87)	22		21		(227)	(220)	(4)		1
Net Income - including noncontrolling interests	212	185	15		16		658	527	25		18
Net Income - noncontrolling interests	9	9	(5)		(6)		24	22	(8)		(3)
Net Income - Yum China Holdings, Inc.	$203	$176	15		17		$634	$505	26		19
Diluted Earnings Per Common Share	$0.51	$0.44	16		18		$1.59	$1.27	25		19
Effective tax rate	24.2%	31.9%					25.7%	29.4%
Adjusted Operating Profit	$269	$261					$759	$728
Adjusted Diluted Earnings Per Common Share	$0.51	$0.43					$1.41	$1.26
Adjusted Effective Tax Rate	24.2%	32.4%					25.8%	29.5%
Adjusted EBITDA	$379	$371					$1,125	$1,057

(a)	Represents period-over-period change in percentage.

Performance Metrics

	Quarter Ended		Year to Date Ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017
System Sales Growth	2%	12%	9%	4%
System Sales Growth, excluding F/X	4%	12%	4%	8%
Same-Store Sales (Decline) Growth	(1)%	8%	-%	4%

Unit Count	9/30/2018	9/30/2017	% Increase (Decrease)
Company-owned(a)	6,711	6,197	8
Unconsolidated affiliates	802	880	(9)
Franchisees	800	736	9
	8,313	7,813	6

(a)	Unit count as of September 30, 2018 includes six units operated under COFFii & JOY, a coffee concept recently developed by the Company.

Special Items

Special Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Quarter Ended		Year to Date Ended
Detail of Special Items	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Gain from re-measurement of equity interest upon acquisition(a)	$—	$—	$98	$—
Income from the reversal of contingent consideration (b)	—	3	—	3
Special Items Income - Operating Profit	—	3	98	3
Tax Expenses on Special Items(c)	—	—	(24)	—
Special Items Income, net of tax - including noncontrolling interests	—	3	74	3
Special Items Expense, net of tax - noncontrolling interests	—	—	—	—
Special Items Income, net of tax - Yum China Holdings, Inc.	$—	$3	$74	$3
Weighted-average diluted shares outstanding	394	398	398	397
Special Items Diluted Earnings Per Common Share	$—	$0.01	$0.18	$0.01
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$269	$264	$857	$731
Special Items Income - Operating Profit	—	3	98	3
Adjusted Operating Profit	$269	$261	$759	$728
Reconciliation of EPS to Adjusted EPS
Diluted Earnings Per Common Share	$0.51	$0.44	$1.59	$1.27
Special Items Diluted Earnings Per Common Share	—	0.01	0.18	0.01
Adjusted Diluted Earnings Per Common Share	$0.51	$0.43	$1.41	$1.26
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective Tax Rate (See Note 10)	24.2%	31.9%	25.7%	29.4%
Impact on Effective Tax Rate as a result of Special Items(c)	—%	(0.5)%	(0.1)%	(0.1)%
Adjusted Effective Tax Rate	24.2%	32.4%	25.8%	29.5%
(a)

As a result of the acquisition of Wuxi KFC in the first quarter of 2018, as disclosed in Note 2, the Company recognized a gain of $98 million from the re-measurement of our previously held 47% equity interest at fair value, which was not allocated to any segment for performance reporting purposes.

(b)

During the third quarter of 2017, the Company recognized income from the reversal of contingent consideration previously recorded for a business combination as the likelihood of making payment became remote.

(c)	The tax expense was determined based upon the nature, as well as the jurisdiction, of each Special Item at the applicable tax rate.

Adjusted EBITDA

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter Ended		Year to Date Ended
Reconciliation of Net Income to Adjusted EBITDA	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Net Income — Yum China Holdings, Inc.	$203	$176	$634	$505
Net Income — noncontrolling interests	9	9	24	22
Income tax provision	67	87	227	220
Interest and other income, net	(10)	(8)	(28)	(16)
Operating Profit	269	264	857	731
Depreciation and amortization	108	105	343	301
Store impairment charges	2	5	23	28
Special Items Income – Operating Profit	—	(3)	(98)	(3)
Adjusted EBITDA	$379	$371	$1,125	$1,057

Segment Results

KFC

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2018	9/30/2017	Reported		Ex F/X		9/30/2018	9/30/2017	Reported		Ex F/X
Company sales	$1,452	$1,347	8		10		$4,248	$3,705	15		10
Franchise fees and income	34	36	(7)		(5)		104	102	1		(4)
Revenues from transactions with franchisees and unconsolidated affiliates	16	19	(17)		(15)		48	51	(7)		(9)
Total revenues	$1,502	$1,402	7		9		$4,400	$3,858	14		9

Restaurant profit	$279	$265	5		7		$807	$717	13		8
Restaurant margin %	19.2%	19.6%	(0.4)	ppts.	(0.4)	ppts.	19.0%	19.3%	(0.3)	ppts.	(0.3)	ppts.

G&A expenses	$44	$44	(2)		(4)		$135	$121	(11)		(6)
Franchise expenses	$17	$19	8		6		$53	$53	—		4
Expenses for transactions with franchisees and unconsolidated affiliates	$16	$19	15		12		$48	$51	6		8
Closure and impairment expenses, net	$—	$—	31		22		$6	$10	43		46
Other income, net	$(12)	$(18)	(30)		(28)		$(42)	$(48)	(12)		(15)
Operating Profit	$264	$256	3		4		$759	$683	11		6

	Quarter Ended		Year to Date Ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017
System Sales Growth	4%	14%	11%	5%
System Sales Growth, excluding F/X	6%	14%	6%	8%
Same-Store Sales Growth	1%	10%	2%	5%

Unit Count	9/30/2018	9/30/2017	% Increase (Decrease)
Company-owned	4,500	4,041	11
Unconsolidated affiliates	802	880	(9)
Franchisees	498	472	6
	5,800	5,393	8

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	9/30/2017	Store Portfolio Actions	Other	F/X	9/30/2018
Company sales	$1,347	$118	$15	$(28)	$1,452
Cost of sales	(400)	(39)	(14)	9	(444)
Cost of labor	(266)	(26)	(11)	6	(297)
Occupancy and other	(416)	(36)	11	9	(432)
Restaurant profit	$265	$17	$1	$(4)	$279

	Year to Date Ended
Income (Expense)	9/30/2017	Store Portfolio Actions	Other	F/X	9/30/2018
Company sales	$3,705	$269	$94	$180	$4,248
Cost of sales	(1,101)	(87)	(39)	(54)	(1,281)
Cost of labor	(748)	(62)	(32)	(37)	(879)
Occupancy and other	(1,139)	(82)	(6)	(54)	(1,281)
Restaurant profit	$717	$38	$17	$35	$807

The quarter and year to date increases in Company sales and Restaurant profit associated with store portfolio actions, excluding the impact of F/X, were driven by net unit growth. Significant other factors impacting Company sales and Restaurant profit were the Company same-store sales growth, partially offset by higher labor costs mainly due to wage inflation of 6% and higher promotion costs.

Franchise Fees and Income

The quarter and year to date decreases in Franchise fees and income, excluding the impact of F/X, were primarily driven by the acquisition of Wuxi KFC, partially offset by net unit growth.

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

Pizza Hut

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2018	9/30/2017	Reported		Ex F/X		9/30/2018	9/30/2017	Reported		Ex F/X
Company sales	$548	$568	(4)		(2)		$1,640	$1,592	3		(1)
Franchise fees and income	1	1	4		7		2	2	17		12
Revenues from transactions with franchisees and unconsolidated affiliates	1	—	(7)		(3)		1	1	(3)		(5)
Total revenues	$550	$569	(3)		(2)		$1,643	$1,595	3		(1)

Restaurant profit	$76	$81	(7)		(6)		$194	$259	(25)		(28)
Restaurant margin %	13.8%	14.4%	(0.6)	ppts.	(0.6)	ppts.	11.8%	16.3%	(4.5)	ppts.	(4.5)	ppts.

G&A expenses	$24	$27	15		13		$80	$78	(1)		3
Expenses for transactions with franchisees and unconsolidated affiliates	$1	$—	5		2		$1	$1	2		5
Closure and impairment (income) expenses, net	$(1)	$1	NM		NM		$9	$9	—		7
Other income, net	$—	$—	NM		NM		$(2)	$—	NM		NM
Operating Profit	$53	$54	—		1		$107	$173	(38)		(40)

	Quarter Ended		Year to Date Ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017
System Sales (Decline) Growth	(3)%	7%	3%	4%
System Sales (Decline) Growth, excluding F/X	(2)%	7%	(1)%	7%
Same-Store Sales (Decline) Growth	(5)%	1%	(5)%	1%

Unit Count	9/30/2018	9/30/2017	% Increase
Company-owned	2,180	2,128	2
Franchisees	35	29	21
	2,215	2,157	3

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	9/30/2017	Store Portfolio Actions	Other	F/X	9/30/2018
Company sales	$568	$15	$(25)	$(10)	$548
Cost of sales	(157)	(5)	(4)	3	(163)
Cost of labor	(135)	(3)	4	4	(130)
Occupancy and other	(195)	(3)	16	3	(179)
Restaurant profit	$81	$4	$(9)	-	$76

	Year to Date Ended
Income (Expense)	9/30/2017	Store Portfolio Actions	Other	F/X	9/30/2018
Company sales	$1,592	$52	$(74)	$70	$1,640
Cost of sales	(418)	(17)	(30)	(21)	(486)
Cost of labor	(381)	(13)	1	(17)	(410)
Occupancy and other	(534)	(14)	22	(24)	(550)
Restaurant profit	$259	$8	$(81)	$8	$194

The decreases in Company sales and Restaurant profit for the quarter, excluding the impact of F/X, were driven by Company same-store sales decline, higher promotion and product upgrade costs, and higher labor costs mainly attributable to wage inflation of 5%, partially offset by net unit growth and labor efficiency.

The year to date decreases in Company sales and Restaurant profit, excluding the impact of F/X, were driven by Company same-store sales decline, higher promotion and product upgrade costs, and higher labor costs mainly attributable to wage inflation of 6%, partially offset by net unit growth and labor efficiency.

G&A Expenses

The quarter and year-to-date decreases in G&A expenses, excluding the impact of F/X, were primarily driven by higher government incentives and reduced accruals of performance-based compensation.

Operating Profit

The increase in Operating Profit for the quarter, excluding the impact of F/X, was primarily driven by net unit growth and less G&A expenses and less closure impairment, partially offset by same-store sales decline.

The year to date decrease in Operating Profit, excluding the impact of F/X, was primarily driven by same-store sales decline and higher restaurant operating costs, partially offset by net unit growth and lower G&A expenses.

All Other Segments

All Other Segments includes East Dawning, Little Sheep, Taco Bell and Daojia.

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2018	9/30/2017	Reported		Ex F/X		9/30/2018	9/30/2017	Reported		Ex F/X
Company sales	$8	$9	(10)		(9)		$24	$29	(18)		(22)
Franchise fees and income	1	1	55		57		4	3	57		49
Revenues from transactions with franchisees and unconsolidated affiliates	6	5	25		26		17	14	20		15
Other revenues	10	8	27		27		18	16	13		12
Total revenues	$25	$23	13		14		$63	$62	2		(1)

Restaurant (loss) profit	$(1)	$1	NM		NM		$(1)	$1	NM		NM
Restaurant margin %	0.9%	5.8%	(4.9)	ppts.	(4.9)	ppts.	(1.6)%	3.3%	(4.9)	ppts.	(4.9)	ppts.

G&A expenses	$9	$9	—		(1)		$25	$16	(59)		(54)
Expenses for transactions with franchisees and unconsolidated affiliates	$4	$4	(15)		(16)		$13	$12	(9)		(4)
Other operating costs and expenses	$9	$8	(21)		(17)		$18	$14	(27)		(23)
Closure and impairment expenses, net	$—	$1	NM		NM		$—	$1	(61)		(63)
Other income, net	$—	$—	NM		NM		$(1)	$—	NM		NM
Operating Loss	$(6)	$(7)	28		31		$(17)	$(9)	(74)		(68)

	Quarter Ended		Year to Date Ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Same-Store Sales Decline	(5)%	(5)%	(6)%	(8)%

The quarter and year to date decreases in Company sales, excluding the impact of F/X, were primarily driven by unit closures and refranchising of Little Sheep units.

The year to date increase in G&A expenses was primarily due to G&A expenses incurred by Daojia, which was acquired by the Company during the second quarter of 2017.

Corporate and Unallocated

	Quarter Ended				Year to Date Ended
			% B/(W)				% B/(W)
	9/30/2018	9/30/2017	Reported	Ex F/X	9/30/2018	9/30/2017	Reported	Ex F/X
Revenues from transactions with franchisees and unconsolidated affiliates	$136	$136	1	4	$395	$382	4	—
Other revenue	2	—	NM	NM	4	—	NM	NM
Expenses for transactions with franchisees and unconsolidated affiliates	135	136	1	(3)	392	379	(3)	—
Other operating costs and expenses	1	—	NM	NM	3	—	NM	NM
Corporate G&A expenses	42	43	3	3	94	124	24	26
Other loss (income) (See Note 11)	2	(4)	NM	NM	(98)	(5)	NM	NM
Interest and other income, net	10	8	34	37	28	16	76	69
Income tax provision (See Note 10)	(67)	(87)	22	21	(227)	(220)	(4)	1
Effective tax rate (See Note 10)	24.2%	31.9%	7.7%	7.7%	25.7%	29.4%	3.7%	3.5%

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

The increase in Revenues from transactions with franchisees and unconsolidated affiliates for the quarter, excluding the impact of F/X, was primarily driven by system sales growth of unconsolidated affiliates and franchisees, partially offset by the acquisition of Wuxi KFC.

G&A Expenses

The decrease in G&A expenses for the quarter, excluding the impact of F/X, was driven by less performance-based compensation and professional service fees.

The year to date decrease in G&A expenses, excluding the impact of F/X, was driven by higher government incentives, less performance-based compensation and less professional service fees.

Interest and Other Income, Net

The quarter and year-to-date increases in interest and other income, net were mainly driven by higher returns on larger balances of short-term investments and time deposits.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%, a 10% withholding tax on repatriation of earnings outside of China and U.S. corporate income tax, if any. Our effective tax rate was 24.2% and 31.9% for the quarters ended September 30, 2018 and 2017, respectively, and 25.7% and 29.4% for the year to date ended September 30, 2018 and 2017, respectively. The lower effective tax rate for the quarter was primarily due to a true up of the tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries and less estimated repatriation of current year earnings outside of China. The lower year to date effective tax rate was primarily due to less estimated repatriation of current year earnings outside of China.

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

As of September 30, 2018, an input VAT credit asset of $205 million and payable of $5 million were recorded in Other assets and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against net VAT payables more than one year from September 30, 2018. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the Company expected to use the credit within one year.

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

Consolidated Cash Flows

Our cash flows for the years to date ended September 30, 2018 and 2017 were as follows:

Net cash provided by operating activities was $1,173 million in 2018 as compared to $985 million in 2017. The increase was primarily driven by higher Net income and timing of payments for inventory.

Net cash used in investing activities was $527 million in 2018 as compared to $327 million in 2017. The increase was primarily driven by the acquisition of Wuxi KFC, the investment in Meituan’s ordinary shares and higher capital spending.

Net cash used in financing activities was $318 million in 2018 as compared to $147 million in 2017.  The increase was primarily driven by cash dividends paid to stockholders and an increase in the number of shares repurchased in 2018.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores and from our franchise operations and dividend payments from our unconsolidated affiliates.

Our ability to fund our future operations and capital needs will depend on our ongoing ability to generate cash from operations. We believe our principal uses of cash in the future will be primarily to fund our operations and to make capital expenditures, distributions to our stockholders and share repurchases as well as any acquisition or investment. We believe that our future cash from operations, together with our access to funds on hand and capital markets, will provide adequate resources to fund these uses of cash and that our existing cash and net cash from operations will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months.

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

Dividends and Share Repurchases

On February 7, 2017, we announced that our Board of Directors authorized a $300 million share repurchase program. On October 4, 2017, the Board of Directors increased Yum China’s share repurchase authorization from $300 million to an aggregate of $550 million.

On October 30, 2018, the Board of Directors further increased the share repurchase authorization to an aggregate of $1.4 billion. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the year to date ended September 30, 2018, the Company repurchased $167 million, or 4.6 million shares, of common stock under the repurchase program.

For the year to date ended September 30, 2018, we paid cash dividends of approximately $115 million to our stockholders through quarterly dividend payments of $0.10 per share.

On October 30, 2018, the Board of Directors declared a cash dividend of $0.12 per share, payable as of the close of business on December 18, 2018 to stockholders of record as of the close of business on November 27, 2018. The total estimated cash dividend payable is approximately $46 million.

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

Borrowing Capacity

As of September 30, 2018, the Company had credit facilities of RMB 2,674 million (approximately $389 million), including onshore credit facilities of RMB1,300 million (approximately $189 million) in the aggregate and an offshore credit facility of $200 million.

The credit facilities have terms ranging from one to three years. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China or London Interbank Offered Rate (LIBOR) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain financial covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Interest on any outstanding borrowings is due at least monthly. As of September 30, 2018, the full amount of borrowings was available to us under each facility.

Off-Balance Sheet Arrangements

See the Guarantees section of Note 12 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

See Note 2 for details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the Company from January 1, 2019 and we currently plan to elect the optional transition method provided in ASU 2018-11, which allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. Additionally, we currently plan to use the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We also plan to elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. We expect this standard will have a material effect on our financial statements. While we are continuing to assess the effect of adoption, we currently believe the most significant changes relate to the recognition and measurement of right-of-use assets and lease liabilities on our balance sheet for operating leases of the land and/or building of our restaurants and office space. At September 30, 2018, we operated more than 6,700 restaurants, leasing the underlying land and/or building, with our commitments expiring within 20 years from the inception of the lease. The amount of our future minimum lease payments under operating leases was approximately $3 billion as of September 30, 2018. We anticipate continuing to add more restaurants and increase our leasing activity between now and adoption. We are also implementing software to meet the reporting requirements of the new standard, and identifying changes to our business processes and controls to support the adoption of the new standard.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amended the fair value measurement guidance by modifying disclosure requirements. ASU 2018-13 is effective for the Company from January 1, 2020, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with those for an internal-use software license. ASU 2018-15 is effective for the Company from January 1, 2020, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended September 30, 2018, the Company’s Operating Profit would have decreased approximately $27 million if the RMB weakened 10% relative to the US$. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risks associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements with our vendors.

Investment Risk

In September 2018, we invested $74 million in Meituan’s ordinary shares. The equity investment is recorded at fair value, which is measured on a recurring basis and is subject to market price volatility. See Note 9 for further discussion on our investment in Meituan.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2018.

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

On February 7, 2017, we announced that our Board of Directors authorized a $300 million share repurchase program. On October 4, 2017, the Board of Directors increased Yum China’s share repurchase authorization from $300 million to an aggregate of $550 million.

On October 30, 2018, the Board of Directors further increased the share repurchase authorization to an aggregate of $1.4 billion. The authorizations do not have an expiration date.

The following table provides information as of September 30, 2018 with respect to shares of Yum China common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)
Cumulative through June 30, 2018	1,910	$38.41	1,910	$349

7/1/18-7/31/18	1,514	$35.76	1,514	$295
8/1/18-8/31/18	-	N/A	-	$295
9/1/18-9/30/18	1,152	$34.33	1,152	$255
Total for the Quarter Ended September 30, 2018	2,666	$35.14	2,666

Total	4,576		4,576	$255

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

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

Yum China Holdings, Inc.
(Registrant)

Date:	November 8, 2018	/s/ Xueling Lu
Controller and Principal Accounting Officer