Form 10-K
period 2018-12-31
Yum China Holdings, Inc.
filed 2019-02-27
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ✓ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $15.0 billion. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. The number of shares of the registrant’s common stock outstanding as of February 22, 2019 was 379,056,556 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2019 annual meeting of stockholders (the “2019 Proxy Statement”), to be filed not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This annual report on Form 10-K (this “Form 10-K”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We intend all forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology.  Forward-looking statements are based on our current expectations, estimates, assumptions or projections concerning future results or events, including, without limitation, statements regarding our new store development plans, growth and margin expansion opportunities and expected franchisee ownership mix. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those forward-looking statements.  We cannot assure you that any of our expectations, estimates, assumptions or projections will be achieved.  Factors that could cause actual results and events to differ materially from our expectations, estimates, assumptions or projections include (i) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K.  You should not place undue reliance on forward-looking statements, which speak only as of the date hereof.  We disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law.

2018 Form 10-K

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

In connection with the separation of the Company from YUM, Yum! Restaurants Asia Pte. Ltd. (“YRAPL”), a wholly-owned indirect subsidiary of YUM, and Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of Yum China, entered into a 50-year master license agreement with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew, for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its subsidiaries for the development, promotion and operation of the KFC, Pizza Hut and, subject to achieving certain agreed upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the PRC, excluding Hong Kong, Taiwan and Macau. In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. We own the intellectual property of East Dawning, Little Sheep and COFFii & JOY and pay no license fee related to these concepts.

The KFC, Pizza Hut, East Dawning, Little Sheep, Taco Bell and COFFii & JOY brands are collectively referred to as the “brands” or “concepts”. Throughout this Form 10-K, the terms “brands” and “concepts” are used interchangeably and “restaurants,” “stores” and “units” are used interchangeably.

2018 Form 10-K

General

We are the largest restaurant company in China, with over 8,400 restaurants as of year-end 2018 and $8.4 billion of revenues. Our growing restaurant base consists of China’s leading restaurant concepts, including KFC and Pizza Hut brands, as well as brands such as East Dawning, Little Sheep, Taco Bell and COFFii & JOY. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and Taco Bell brands in China (excluding Hong Kong, Taiwan and Macau), and own the intellectual property of the East Dawning, Little Sheep and COFFii & JOY concepts outright. We were the first major global restaurant brand to enter China in 1987 and we have developed deep operating experience in the market. We have since grown to become one of China’s largest restaurant developers covering over 1,200 cities as of December 31, 2018.

As of December 31, 2018, we owned and operated approximately 90% of our restaurants. Franchisees contribute to our revenues on an ongoing basis through the payment of royalties based on a percentage of sales.

Restaurant Concepts

Most restaurants in each concept offer consumers the ability to dine in and carry out food. In addition, most restaurants in the KFC, Pizza Hut, East Dawning, Taco Bell and COFFii & JOY concepts offer delivery service.

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

Following is a brief description of each concept:

KFC

KFC is the leading quick-service restaurant (“QSR”) brand in China in terms of system sales and number of restaurants. Founded in Corbin, Kentucky by Colonel Harland D. Sanders in 1939, KFC opened its first restaurant in Beijing, China in 1987. As of December 31, 2018, there were over 5,900 KFC restaurants in over 1,200 cities across China, and KFC continues to grow in both large and small cities. In addition to Original Recipe chicken, KFC in China has an extensive menu featuring pork, seafood, rice dishes, fresh vegetables, soups, congee, desserts and many other products, including premium coffee. The KFC brand is also seeking to increase revenues from its restaurants throughout the day with breakfast, delivery and 24-hour operations in many of its locations. Measured by number of restaurants, we believe KFC has a two-to-one lead over the nearest Western QSR competitor in China.

Pizza Hut

Pizza Hut is the leading casual dining restaurant (“CDR”) brand in China, as measured by system sales and number of restaurants, operating in over 500 cities as of December 31, 2018 and offering multiple dayparts, including breakfast, lunch and afternoon tea. Since operating its first China location in Beijing in 1990, Pizza Hut has grown rapidly and, as of year-end 2018, there were over 2,200 Pizza Hut restaurants across China. Pizza Hut has an extensive menu offering a broad variety of pizzas, entrees, pasta, rice dishes, appetizers, beverages and desserts. Measured by number of restaurants, we believe Pizza Hut has a four-to-one lead over its nearest competitor in China.

2018 Form 10-K

Other Concepts

Little Sheep. A casual dining brand with its roots in Inner Mongolia, China, Little Sheep specializes in “Hot Pot” cooking, which is very popular in China, particularly during the winter months. Little Sheep had over 300 units in both China and international markets as of December 31, 2018. Of these, over 280 units were franchised.

East Dawning. East Dawning is a Chinese food QSR brand located predominantly in bustling transportation hubs. There were 14 units as of year-end 2018.

Taco Bell. Taco Bell is the world’s leading QSR brand specializing in Mexican-style food, including tacos, burritos, quesadillas, salads, nachos and similar items. The Company opened its first Taco Bell restaurant in Shanghai, China, in December 2016. As of December 31, 2018, there were four Taco Bell units in China.

COFFii & JOY. COFFii & JOY is a coffee concept recently developed by the Company in 2018, featuring specialty coffee. As of December 31, 2018, there were 13 COFFii & JOY units in China.

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

New-Unit Growth

Rapidly growing consumer class. Given the rapidly expanding middle class, we believe that there is significant opportunity to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new markets. We expanded our restaurant count from 6,243 units in 2013 to 8,484 units as of year-end 2018, representing a compounded annual growth rate (“CAGR”) of 6%.

Development pipeline. We consider our development pipeline to be robust, and believe we have an opportunity to grow to three times of our base restaurant count in 2016 over the next two to three decades. We are also keen on exploring various new store formats to support further store expansion, including different store designs or service models aimed at addressing the needs of different customers and occasions. For additional information on the risks associated with this growth strategy, see the section entitled “Item 1A. Risk Factors,” including the risk factor entitled “We may not attain our target development goals; aggressive development could cannibalize existing sales; and new restaurants may not be profitable.”

Franchise opportunity. As of December 31, 2018, approximately 10% of our restaurants were operated by franchisees. We anticipate high franchisee demand for our brands, supported by strong unit economics, operational consistency and simplicity, and multiple store formats to drive restaurant growth. While the franchise market in China is still in its early stages compared to developed markets, the Company plans to continue to develop its franchisee-owned store portfolio over time.

2018 Form 10-K

Same-Store Sales Growth

Food innovation. We are keenly aware of the strength of our core menu items but we also seek to continue to introduce innovative items to meet evolving consumer preferences and local tastes, while simultaneously maintaining brand relevance and broadening brand appeal. In 2018, KFC launched Crayfish Burger, Spicy Single Bone Chicken and Super Taco as part of its Limited Time Offerings. Additionally, KFC added Chinese pancakes and an upgraded panini to its breakfast line, while launching a variety of new ice cream flavors (such as Moosang Durian and Okinawa Sea Salt). For Pizza Hut, we also launched new products such as Italian handcraft pizza, curry beef sauce omurice, salted egg yolk ice cream, and “dirty series” drinks and desserts.

Value innovation. KFC plans to continue to focus on value with product offerings such as the bucket and increased combo options throughout the day. In 2018, KFC launched Crazy Thursday, which offers core products at attractive prices on Thursdays to all customers. In addition, Pizza Hut launched multiple value campaigns, such as “Everyday 1 RMB” and “Scream Wednesday” for loyalty program members. “Scream Wednesday” also offers core products at attractive prices, including pizzas, steak and dessert options, and received positive consumer feedback.

Daypart opportunities. We believe there are significant daypart opportunities across our brands. For example, KFC introduced premium coffee to expand its breakfast and afternoon dayparts, and Pizza Hut has focused on breakfast and business lunch to further grow same-store sales.

Best in-store experience. The Company continuously looks for ways to improve the customer experience. For example, with continued investment in refurbishing our restaurants, over 80% of KFC’s store portfolio as of December 31, 2018 was remodeled or built in the past five years. Pizza Hut is also well-regarded for offering consumers a contemporary casual dining setting. Our brands also look to improve efficiency to drive sales growth. For example, we have simplified menus and fine-tuned our digital menu boards and in-store self-service order devices. We are also expanding our delivery business through our own smartphone applications, increased collaboration with O2O (Online to Offline) firms (known as aggregators), and pre-order services.

Digital. KFC rolled out its loyalty program in 2015 to enable customers with a fully digitized experience. The brand also plans to improve the customer experience through ease of ordering and speed of service, supported by innovative technology. Pizza Hut launched its loyalty program in late 2016, a smartphone application (Super App) in July 2017 and table-side ordering in 2018, which enables customers to order by scanning a QR code with their mobile phone, queue ticketing, and mobile payments. As of December 31, 2018, our loyalty programs had over 160 million members and over 50 million members for KFC and Pizza Hut, respectively, and 81% of payments were made through digital form in 2018, which primarily includes mobile applications and aggregators’ platforms. In addition, one of our key digital initiatives in 2018 is the launch of a privilege membership program. KFC launched its privilege membership program in July 2018, which offers privilege members benefits, such as free delivery and discounts on coffee or breakfast items, over the membership period. Initial results indicate that the program has been effective in increasing order frequency and customer loyalty. Pizza Hut also launched a similar family privilege membership program in the fourth quarter of 2018.

Delivery. China is a world leader in the emerging O2O market. This is where digital online ordering technologies interact with traditional brick and mortar retail to enhance the shopping experience. We see considerable growth potential in the in-home consumption market by aligning our proven restaurant operation capabilities with emerging specialized O2O firms, or aggregators, that offer consumers the ability to order restaurant food at home. Pizza Hut and KFC started partnering with aggregators in 2015. These aggregators include our restaurants in their mobile or online platforms and we generate revenue when orders placed through their platforms are delivered to the customers. We pay a commission typically based on a percentage of sales that are processed through the platform.

2018 Form 10-K

In 2018, we used our own dedicated riders to deliver orders placed through aggregators’ platforms to customers of KFC and certain Pizza Hut stores. For the remaining of Pizza Hut orders in 2018, we paid an additional commission for the delivery services provided by aggregators.

For orders that are placed through third-party platforms, customers make payments to the aggregators through either mobile payment applications, such as WeChat and Alipay, which are managed by third-party payment processors, or cash upon delivery. For transactions with payments collected by the aggregators from customers, the aggregators settle the amount with third-party payment processors and remit the proceeds to the restaurants generally within a few business days. In 2018, approximately 14% of KFC Company sales were generated from delivery. For Pizza Hut, we continue to work closely with aggregators as well as focus on increasing orders through our own mobile or online platforms and increasing the proportion of orders that are delivered by our dedicated riders, which we believe will give us greater control over delivery quality and improve our ability to make timely deliveries during peak hours. In 2018, delivery sales accounted for approximately 23% of Pizza Hut Company sales. We believe delivery continues to be a business opportunity with potential for further growth.

Enhanced Profitability

We focus on improving our unit-level economics and overall profits while also making the necessary investments to support our future growth. Our digital initiatives, such as rolling out pre-order services, have allowed us to optimize staff scheduling, increase operation efficiency and reduce wastage. We plan to pursue additional opportunities to improve profits over the long term by continuing our focus on fiscal discipline and leveraging fixed costs, while maintaining the quality customer experience for which our brands are known.

Franchise and New Business Development

The Company’s franchise programs are designed to promote consistency and quality, and the Company is selective in granting franchisees. Franchisees supply capital – initially by paying a franchise fee to the Company and by purchasing or leasing the land use right, building, equipment, signs, seating, inventories and supplies; and, over the longer term, by reinvesting in the business through expansion. As of December 31, 2018, franchisees owned and operated about 10% of our restaurants. Franchisees contribute to the Company’s revenues through the payment of upfront fees and on-going royalties based on a percentage of sales and the payment for other transactions with the Company, such as purchases of food and paper products, advertising services and other services.

The Company believes that it is important to maintain strong and open relationships with its franchisees and their representatives. To this end, the Company invests a significant amount of time working with the franchisees and their representative organizations on key aspects of the business, including products, equipment, operational improvements and standards and management techniques.

Unconsolidated Affiliates

In the first quarter of 2018, the Company completed the acquisition of an additional 36% equity interest in an unconsolidated affiliate that operates KFC stores in Wuxi, China (“Wuxi KFC”), increasing the equity interest to 83%, and began consolidating Wuxi KFC upon the completion of acquisition.

As of year-end 2018, approximately 10% of our system wide restaurants were operated by unconsolidated affiliates. All of these restaurants were KFC restaurants, or approximately 14% of total KFC restaurants as of year-end 2018. These unconsolidated affiliates are Chinese joint venture entities partially owned by the Company, which helped KFC establish its initial presence in certain regions of China.

2018 Form 10-K

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

The Company partners with over 800 independent suppliers, mostly China-based, providing a wide range of products. The Company, along with multiple independently owned and operated distributors, utilizes 20 logistics centers and three consolidation centers to distribute restaurant products to Company-owned and franchised stores. The Company also owns a seasoning facility in Inner Mongolia, which supplies products to the Little Sheep business, as well as to third-party customers.

Prior to August 2016, all restaurants that operated the Company’s concepts, including those owned by franchisees and unconsolidated affiliates, entered into purchase agreements with each of our approved third-party suppliers for raw materials with agreed pricing guidelines applicable to all entities. To improve efficiency and effectiveness of the procurement process, in August 2016, the Company adopted a central procurement model whereby the Company centrally purchases substantially all food and paper products from approved suppliers for most of the restaurants regardless of ownership and then onward sells and delivers them to most of the entities, including franchisees and unconsolidated affiliates, that operate the Company’s restaurants. The Company believes this central procurement model allows the Company to maintain quality control and achieves better prices and terms through volume purchases. Under the central procurement model, the materials purchased from various suppliers are generally intended to be sold on a cost-plus basis.

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

2018 Form 10-K

Trademarks and Patents

The Company’s use of certain material trademarks and service marks is governed by a master license agreement between YRAPL and YCCL. Pursuant to the master license agreement, the Company is the exclusive licensee of the KFC, Pizza Hut and, subject to achieving certain agreed upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the PRC, excluding Hong Kong, Taiwan and Macau. The term of the license is 50 years with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew. In exchange, we pay a license fee to YUM equal to 3% of net system sales.

The Company’s use of certain other material intellectual property (including intellectual property in product recipes, restaurant operation and restaurant design) is likewise governed by the master license agreement with YRAPL.

The Company owns registered trademarks and service marks relating to the East Dawning, Little Sheep and COFFii & JOY brands. Collectively, these licensed and owned marks have significant value and are important to the Company’s business. The Company’s policy is to pursue registration of our important intellectual property rights whenever feasible and to oppose vigorously any infringement of our rights.

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

Competition

Data from the National Bureau of Statistics of China indicates that sales in the consumer food service market in China totaled approximately $650 billion in 2018. Industry conditions vary by region, with local Chinese restaurants and Western chains present, but the Company possesses the largest market share (as measured by both units and system sales). While branded QSR units per million population in China are well below that of the United States, competition in China is increasing and the Company still competes with respect to food taste, quality, value, service, convenience, restaurant location and concept. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and disposable income. The Company competes not only for consumers but also for management and hourly personnel and suitable real estate sites. Among KFC’s primary competitors in China are restaurant chains such as McDonald’s and Dicos. Pizza Hut primarily competes with western pizza brands, including Domino’s and Papa John’s, as well as pizza brands developed in China.

Research and Development

In January 2019, the Company opened an innovation center in Shanghai, China to promote product innovation. From time to time, the Company also works with independent suppliers to conduct research and development activities for the benefit of the Company. While the Company believes research and development activities and new product innovation are critical factors to our success, these expenditures were not material for each of 2018, 2017 and 2016.

2018 Form 10-K

Government Regulation

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

2018 Form 10-K

Value-Added Tax / Business Tax and Local Surcharges. Effective on May 1, 2016, a 6% value-added tax (“VAT”) on output replaced the 5% business tax (“BT”) that has historically been applied to certain restaurant sales under the China Provisional Regulations on Business Tax. Pursuant to Circular Caishui [2016] No. 36 jointly issued by the Ministry of Finance and the State Administration of Taxation (“SAT”), beginning May 1, 2016, any entity engaged in the provision of catering services in China is generally required to pay VAT at the rate of 6% on revenues generated from the provision of such services, less any creditable VAT already paid or borne by such entity upon purchase of materials and services. VAT rates imposed on our purchase of materials and services included 17%, 13%, 11% and 6%. Local surcharges generally ranging from 7% to 13%, varying with the location of the relevant China subsidiary, are imposed on the amount of VAT payable. On December 21, 2016, Circular Caishui [2016] No. 140 was jointly issued by the Ministry of Finance and the SAT, pursuant to which it was confirmed that an entity engaged in catering services shall pay VAT at the rate of 6% on revenues generated from the provision of take-out food. Effective from July 1, 2017, the 13% VAT rate primarily applicable to certain agricultural products was reduced to 11%.  Effective from May 1, 2018, the VAT rates of 17% and 11% were lowered to 16% and 10%, respectively.

Repatriation of Dividends from Our China Subsidiaries. Dividends (if any) paid by our China subsidiaries to their direct offshore parent company are subject to Chinese withholding income tax at the rate of 10%, provided that such dividends are not effectively connected with any establishment or place of the offshore parent company in China. The 10% withholding income tax rate may be reduced or exempted pursuant to the provisions of any applicable tax treaties or tax arrangements. Hong Kong has a tax arrangement with mainland China that provides for a 5% withholding tax on dividends upon meeting certain conditions and requirements, including, among others, that the Hong Kong resident enterprise directly owns at least 25% equity interests of the Chinese enterprise and is a “beneficial owner” of the dividends, subject to certain post filing review by the Chinese local tax authority.  We believe that our Hong Kong subsidiary, which is the equity holder of our Chinese subsidiaries, met the relevant requirements pursuant to the tax arrangement between mainland China and Hong Kong in 2018 and is expected to meet the requirements in subsequent years, thus, it is more likely than not that our dividends declared or earnings expected to be repatriated since 2018 are subject to the reduced withholding tax of 5%.  However, if our Hong Kong subsidiary is not considered to be the “beneficial owner” of the dividends by the Chinese local tax authority, the withholding tax rate on dividends paid to it by our Chinese subsidiaries would be subject to a withholding tax rate of 10% with retrospective effect, which would increase our tax liability and reduce the amount of cash available to the Company.  See Item 1A. “Risk Factors--Risks Related to Doing Business in China—We rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiaries in China to fund offshore cash requirements.”

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

2018 Form 10-K

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

The above regulations do not apply if either (i) the selling non-resident enterprise recognizes the relevant gain by purchasing and selling equity of the same listed enterprise in the open market (the “listed enterprise exception”); or (ii) the selling non-resident enterprise would have been exempted from enterprise income tax in China pursuant to applicable tax treaties or tax arrangements, if it had directly held and transferred such Chinese interests that were indirectly transferred. The China indirect transfer rules do not apply to gains recognized by individual stockholders.  However, in practice, there have been a few reported cases of individuals being taxed on the indirect transfer of Chinese interests and the law could be changed so as to apply to individual stockholders, possibly with retroactive effect.  In addition, the PRC Individual Income Tax Law and relevant regulations (“IITL”), revised effective January 1, 2019, impose general anti-avoidance tax rules (“GAAR”) on transactions conducted by individuals. As a result, if the China tax authority invokes the GAAR and deems that indirect transfers made by individual stockholders lack reasonable commercial purposes, any gains recognized on such transfers might be subject to individual income tax in China at the standard rate of 20%.

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

2018 Form 10-K

Tax Cuts and Jobs Act (the “Tax Act”). In December 2017, the U.S. enacted the Tax Act, which included a broad range of tax reforms, including, but not limited to, the establishment of a flat corporate income tax rate of 21%, the elimination or reduction of certain business deductions, and the imposition of tax on deemed repatriation of accumulated undistributed foreign earnings. The Tax Act has impacted Yum China in two material aspects: (1) in general, all of the foreign-source dividends received by Yum China from its foreign subsidiaries will be exempted from taxation starting from tax year beginning after December 31, 2017 and (2) Yum China recorded additional income tax expense in the fourth quarter of 2017, including an estimated one-time transition tax on its deemed repatriation of accumulated undistributed foreign earnings and additional tax related to the revaluation of certain deferred tax assets. The Tax Act also requires a U.S. shareholder to be subject to tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not exceeding one year from the enactment date. The Tax Act requires complex computations with significant estimates to be performed, significant judgments to be made in interpretation of the provisions, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the U.S. Internal Revenue Service (the “IRS”), the U.S. Securities and Exchange Commission (“SEC”) and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our current interpretation. We completed our analysis of the Tax Act in the fourth quarter of 2018 according to guidance released by the U.S. Treasury Department and the IRS as of December 2018 and made an adjustment to the provisional amount of the transition tax accordingly.

The U.S. Treasury Department and the IRS released the final transition tax regulations on January 15, 2019, which was published in the Federal Register on February 5, 2019. We are evaluating the impact on our transition tax computation. Any impact resulting from the final regulations would be accounted for in a subsequent period.

See Item 1A. “Risk Factors” for a discussion of risks relating to federal, state, local and international regulation relating to taxation of our business.

Employees

As of year-end 2018, the Company employed approximately 450,000 persons, approximately 91% of whom were restaurant team members who were employed on a full- or part-time basis with their pay calculated based on their service hours. The Company believes that it provides working conditions and compensation that compare favorably with those of our principal competitors. The majority of our employees are paid on an hourly basis. The Company considers our employee relations to be good.

Available Information

The Company makes available through the Investor Relations section of its internet website at http://www.yumchina.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the U.S. Securities and Exchange Commission (the “SEC”).  These reports may also be obtained by visiting the SEC’s website at http://www.sec.gov.

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

2018 Form 10-K

Executive Officers of the Registrant

The executive officers of the Company as of February 22, 2019, and their ages and current positions as of that date, are as follows:

Name	Age	Title
Joey Wat	47	Chief Executive Officer
Jacky Lo	41	Chief Financial Officer and Treasurer
Shella Ng	53	Chief Legal Officer and Corporate Secretary
Danny Tan	49	Chief Supply Chain Officer
Aiken Yuen	59	Chief People Officer
Johnson Huang	56	General Manager, KFC
Jeff Kuai	38	General Manager, Pizza Hut
Ted Lee	52	General Manager, Little Sheep and East Dawning
Angela Ai	65	Chief Development Officer
Alice Wang	49	Chief Public Affairs Officer
Xueling Lu	45	Controller and Principal Accounting Officer

Joey Wat has served as the Chief Executive Officer of Yum China since March 2018 and as a member of our board of directors since July 2017. Ms. Wat served as the President and Chief Operating Officer of Yum China from February 2017 to February 2018. She served as the Chief Executive Officer, KFC from October 2016 to February 2017, a position she held at the YUM China Division of YUM (“Yum! Restaurants China”) from August 2015 to October 2016. Ms. Wat joined Yum! Restaurants China in September 2014 as President of KFC China and was promoted to Chief Executive Officer for KFC China in August 2015. Before joining YUM, Ms. Wat served in both management and strategy positions at AS Watson of Hutchison Group (“Watson”), an international health, beauty and lifestyle retailer, in the U.K. from 2004 to 2014. Her last position at Watson was Managing Director of Watson U.K., which operates Superdrug and Savers, two retail chains specializing in the sale of pharmacy and health and beauty products, from 2012 to 2014. She made the transition from Head of Strategy of Watson in Europe to Managing Director of Savers in 2007. Before joining Watson, Ms. Wat spent seven years in management consulting including with McKinsey & Company’s Hong Kong office from 2000 to 2003.

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

2018 Form 10-K

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

Aiken Yuen has served as the Chief People Officer of Yum China since March 1, 2018. Mr. Yuen served as Vice President, Human Resources of Yum China from October 2016 to February 2018, a position he held at Yum! Restaurants China from March 2012 to October 2016. Mr. Yuen joined YUM in 2008 as the Talent Management and Development Director of Yum! Restaurants China. Prior to joining YUM, Mr. Yuen served in senior HR management positions at American International Group (“AIG”) in Hong Kong from 1998 to 2008. His last position at AIG was Vice President, Human Resources of AIA, AIG’s life insurance business unit for South East Asia. He was responsible for overall human resources strategy formulation and execution for AIA’s Head Office in Hong Kong and its operations in six Asian countries. Before that, he was the Senior Manager of Training and Development with Standard Chartered Bank from 1996 to 1998 and Manager of Management Training with HSBC from 1994 to 1996.

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

2018 Form 10-K

Alice Wang has served as the Chief Public Affairs Officer of Yum China since March 2018. Ms. Wang previously served as the Senior Vice President, Public Affairs of Yum China from March 2017 to February 2018 and as Vice President, Public Affairs from October 2016 to March 2017, a position she held at Yum! Restaurants China since she joined YUM in March 2015. Prior to joining YUM, Ms. Wang spent 22 years with Heinz China, a food products company, where she served as Vice President of Corporate Affairs, Greater China from August 2011 to February 2015.

Xueling Lu has served as Controller and Principal Accounting Officer of Yum China since January 2018. Ms. Lu previously served as Senior Director, Finance of Yum China, a position she held since she joined the Company in November 2016. Prior to joining the Company, Ms. Lu was the Asia Pacific Controller of Lear Corporation from 2013 to 2016. Before joining Lear Corporation, Ms. Lu spent 10 years in public accounting with Ernst & Young, specializing in audits and initial public offerings of companies listed in the U.S., SEC reporting and Sarbanes-Oxley compliance. Ms. Lu is a certified public accountant in California and a member of the American Institute of Certified Public Accountants.

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

Food-borne illnesses, such as E. coli, hepatitis A and salmonella, have occurred and may re-occur within our system from time to time. In addition, food safety issues such as food tampering, contamination and adulteration occur or may occur within our system from time to time. Any report or publicity linking us, our competitors, our restaurants, including restaurants operated by us or our franchisees, or any of YUM’s restaurants, to instances of food-borne illness or food safety issues could adversely affect our restaurants’ brands and reputations as well as our revenues and profits and possibly lead to product liability claims, litigation and damages. If a customer of our restaurants becomes ill from food-borne illnesses or as a result of food safety issues, restaurants in our system may be temporarily closed, which would decrease our revenues. In addition, instances or allegations of food-borne illness or food safety issues, real or perceived, involving our or YUM’s restaurants, restaurants of competitors, or suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our restaurants, could result in negative publicity that could adversely affect our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our franchisees.

2018 Form 10-K

Any significant failure to maintain effective quality assurance systems for our restaurants could have a material adverse effect on our business, reputation, results of operations and financial condition.

The quality and safety of the food we serve is critical to our success. Maintaining consistent food quality depends significantly on the effectiveness of our and our franchisees’ quality assurance systems, which in turn depends on a number of factors, including the design of our quality control systems and employee implementation and compliance with those quality control policies and guidelines. Our quality assurance systems consist of (i) supplier quality assurance, (ii) logistics quality assurance, (iii) food processing plants’ quality assurance, and (iv) restaurant quality assurance. There can be no assurance that our and our franchisees’ quality assurance systems will prove to be effective. Any significant failure of or deviation from these quality assurance systems could have a material adverse effect on our business, reputation, results of operations and financial condition.

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

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic, such as avian flu, or H1N1 flu, or “swine flu.” The occurrence of such an outbreak of an epidemic illness or other adverse public health developments in China could materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of restaurants, which would severely disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

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

2018 Form 10-K

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

2018 Form 10-K

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

Our restaurant business depends on reliable sources of large quantities of raw materials such as protein (including poultry, pork, beef and seafood), cheese, oil, flour and vegetables (including potatoes and lettuce). Our raw materials are subject to price volatility caused by any fluctuation in aggregate supply and demand, or other external conditions, such as changes in international trade policies and international barriers to trade, the emergence of a trade war, and climate and environmental conditions where weather conditions or natural events or disasters may affect expected harvests of such raw materials. For example, in 2018, in response to the United States' tariffs on goods imported from China, China introduced tariffs on goods imported from the United States. As a result, the prices of raw materials used in our business have fluctuated. Risks related to the imposition of new or additional tariffs on goods imported from the United States are described in further detail under “Changes in trade relations between the United States and China, including the imposition of new or higher tariffs on goods imported from the United States, may have adverse impact on our business, results of operations and financial condition.” We cannot assure you that we will continue to purchase raw materials at reasonable prices, or that our raw materials prices will remain stable in the future. In addition, because we and our franchisees provide competitively priced food, our ability to pass along commodity price increases to our customers is limited. If we are unable to manage the cost of our raw materials or to increase the prices of our products, it may have an adverse impact on our future profit margin.

2018 Form 10-K

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

Our growth strategy includes expanding our ownership and operation of restaurant units through organic growth by developing new restaurants that meet our investment objectives. We may not be able to achieve our growth objectives, and these new restaurants may not be profitable. The opening and success of new restaurants depends on various factors, including:

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

2018 Form 10-K

We are subject to all of the risks associated with leasing real estate, and any adverse developments could harm our business, results of operations and financial condition.

As a significant number of our restaurants are operating on leased properties, we are exposed to the market conditions of the retail rental market. As of year-end 2018, we leased the land and/or building for approximately 6,800 restaurants in China. For information regarding our leased properties, please refer to Item 2. “Properties.” Accordingly, we are subject to all of the risks generally associated with leasing real estate, including changes in the investment climate for real estate, demographic trends, trade zone shifts, central business district relocations, and supply or demand for the use of the restaurants, as well as potential liability for environmental contamination.

We generally enter into lease agreements with initial terms of 10 to 20 years. Less than 5% of our existing leases expire before the end of 2019. Most of our lease agreements contain an early termination clause that permits us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases and need to negotiate the terms of renewal with the lessor, who may insist on a significant modification to the terms and conditions of the lease agreement.

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

2018 Form 10-K

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

We are increasingly dependent on technology systems, such as the use of mobile or online platforms, mobile payment systems, loyalty programs and various other online processes and functions. For example, as of year-end 2018, loyalty program members increased to over 160 million members for KFC and over 50 million for Pizza Hut. KFC member sales represented approximately 48% of KFC’s system sales and Pizza Hut member sales represented approximately 42% of Pizza Hut’s system sales in the fourth quarter of 2018. As we continue to expand our digital initiatives, the risks relating to security breaches and cyber-attacks against our systems, both internal and those we have outsourced, may increase.

2018 Form 10-K

Because of our brand recognition in China, we are consistently subject to attempts to compromise our security and information systems, including denial of service attacks, viruses, malicious software or ransomware, and exploitations of system flaws or weaknesses. Error or malfeasance or other irregularities may also result in the failure of our or our third-party service providers' cybersecurity measures and may give rise to a cyber incident. The techniques used to conduct security breaches and cyber-attacks, as well as the sources and targets of these attacks, change frequently and may not be recognized until launched against us or our third-party service providers. We or our third-party service providers may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. We have in the past and are likely again in the future to be subject to these types of attacks, although to date no attack has resulted in any material damages or remediation costs. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, misappropriation of company information or private data, deletion or modification of user information, damage to our relationships with customers, franchisees and employees, and damage to our reputation. If we or our third-party service providers are unable to avert security breaches and cyber-attacks, we could incur significantly higher costs, including remediation costs to repair damage caused by the breach (including business incentives to make amends with affected customers and franchisees), costs to deploy additional personnel and network protection technologies, train employees and engage third-party experts and consultants, as well as litigation costs resulting from the incident. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

Unauthorized access to, or improper use, disclosure, theft or destruction of, our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf could result in substantial costs, expose us to litigation and damage our reputation.

We have been using, and plan to continue to use, digital technologies to improve the customer experience and drive sales growth. We, directly or indirectly, receive and maintain certain personal, financial and other information about our customers in various information systems that we maintain and in those maintained by third-party service providers when, for example, receiving orders through mobile or online platforms, accepting cashless payments, operating loyalty programs and conducting digital marketing programs. Our information technology systems, such as those we use for administrative functions, including human resources, payroll, accounting and internal and external communications, can contain personal, financial or other information of our approximately 450,000 employees. We also maintain important proprietary and other confidential information related to our operations and identifiable information about our franchisees. As a result, we face risks inherent in handling and protecting large volumes of information.

If our security and information systems or the security and information systems of third-party service providers are compromised for any reason, including as a result of data corruption or loss, security breach, cyber-attack or other external or internal methods, or if our employees, franchisees or service providers fail to comply with laws, regulations and practice standards, and this information is obtained by unauthorized persons, used or disclosed inappropriately or destroyed, it could subject us to litigation and government enforcement actions, cause us to incur substantial costs, liabilities and penalties and/or result in a loss of customer confidence, any and all of which could adversely affect our business, reputation, ability to attract new customers, results of operations and financial condition.

2018 Form 10-K

In addition, the use and handling of this information is regulated by evolving and increasingly demanding laws and regulations. The Chinese government has focused increasingly on regulation in the areas of information security and protection, including by implementing a new cybersecurity law effective June 1, 2017, which imposes tightened requirements on data privacy and cybersecurity practices. There are uncertainties with respect to the application of the cybersecurity law in certain circumstances. Compliance with the cybersecurity law, as well as additional laws, regulations and standards regarding data privacy, data collection and information security that PRC regulatory bodies may enact in the future, may result in additional expenses to us as we may be required to upgrade our current information technology systems. Furthermore, as a result of legislative and regulatory rules, we may be required to notify the owners of personal information of any breach, theft or loss of their personal information, which could harm our reputation, as well as subject us to litigation or actions by regulatory bodies and adversely affect our financial results.

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

Our operations are dependent upon the successful and uninterrupted functioning of our computer and information technology systems. We rely heavily on information technology systems across our operations, including those we use for finance and accounting functions, supply chain management, point-of-sale processing, online and mobile platforms, mobile payment processing, loyalty programs and various other processes and functions, and many of these systems are interdependent on one another for their functionality. Additionally, the success of several of our initiatives to drive growth, including our priority to expand digital engagement with our customers, is highly dependent on the reliability, availability, integrity, scalability and capacity of our information technology systems. We also rely on third- party providers and platforms for some of these information technology systems and support.

Our operational safeguards may not be effective in preventing the failure of these systems to operate effectively and be continuously available to run our business. Such failures may be caused by various factors, including fire, natural disaster, power loss, telecommunications failure, problems with transitioning to upgraded or replacement systems, physical break-ins, programming errors, flaws in third-party software or services, disruptions or service failures of technology infrastructure facilities, such as storage servers, provided by third parties, errors or malfeasance by our employees or third-party service providers or breaches in the security of these systems or platforms, including unauthorized entry and computer viruses. We cannot assure you that we will resolve these system failures and restore our systems and operations in an effective and timely manner. Such system failures and any delayed restore process could result in:

•	additional computer and information security and systems development costs;

•	diversion of technical and other resources;

•	loss of customers and sales;

•	loss or theft of customer, employee or other data;

•	negative publicity;

2018 Form 10-K

•	harm to our business and reputation;

•	negative impact on the availability and the efficiency of our restaurant operations; and

•	exposure to litigation claims, government investigations and enforcement actions, fraud losses or other liabilities.

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

Mobile payments accounted for about 65% of Company sales during the fourth quarter of 2018. The ability to accept mobile payments is critical to our business. We accept payments through third-party mobile payment processors, such as WeChat Pay, Alipay and China Unionpay. We also recently introduced a payment option in our mobile applications, directing users to make payments through China Unionpay’s payment platforms. If we fail to extend or renew the agreements with these mobile payment processors on acceptable terms or if these mobile payment processors are unwilling or unable to provide us with payment processing service or impose onerous requirements on us in order to access their services, or if they increase the fees they charge us for these services, our business and results of operations could be harmed.

Our business depends on the performance and reliability of the internet infrastructure in China. Almost all access to the internet in China is maintained through state-owned telecommunications operators under administrative control, and we obtain access to end-user networks operated by such telecommunications operators and internet service providers to give customers access to our websites. The satisfactory performance, availability and reliability of our websites, online platforms and mobile applications depends on telecommunications operators and other third-party providers for communications and storage capacity, including bandwidth and server storage, among other things. If we are unable to enter into and renew agreements with these providers on acceptable terms, if any of our existing agreements with such providers are terminated as a result of our breach or otherwise, or if these providers experience problems with the functionality and effectiveness of their systems or platforms, our ability to provide our services to our customers could be adversely affected. The failure of telecommunications operators to provide us with the requisite bandwidth could also interfere with the speed and availability of our websites and mobile applications. Frequent interruptions could frustrate customers and discourage them from attempting to place orders, which could cause us to lose customers and harm our operating results.

Our delivery business depends on the performance of and our long-term relationships with third-party delivery aggregators. We allow our products to be listed on and ordered through their mobile or online platforms. If we fail to extend or renew the agreements with these aggregators on acceptable terms, or at all, our business and results of operations may be materially adversely affected. In addition, any increase in the commission rate charged by the aggregators could negatively impact our operating results.

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

2018 Form 10-K

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

As of year-end 2018, over 6,000 KFC and Pizza Hut restaurants offer delivery services. Delivery contributed to 17% of Company sales for 2018. Customers may order delivery service through KFC and Pizza Hut’s websites and mobile applications. KFC and Pizza Hut have also partnered with third-party delivery aggregators, allowing our products to be listed on and ordered through their mobile or online platforms.

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

Our growth strategy with respect to COFFii & JOY may not be successful.

As part of our strategy to tap into the growing China coffee market, we started to develop COFFii & JOY as our new standalone coffee concept in 2018. COFFii & JOY has recently been launched offering specialty coffee.  As of year-end 2018, we had opened 13 COFFii & JOY coffee stores in four cities in eastern China using different store formats to test market demand and customer preferences. We plan to continue to scale the brand and open additional COFFii & JOY stores in the near future, which may require significant capital and management attention.

Our efforts to establish and expand COFFii & JOY, a new business in which we have limited experience, may present operating challenges that differ from those that we currently encounter. The success of COFFii & JOY depends in large part on our ability to secure optimal locations, introduce new and unique store formats, and operate these stores profitably. The effectiveness of our supply chain management to assure reliable coffee supply at competitive prices is one of the key factors to the success of COFFii & JOY.

There is no assurance that our growth strategy with respect to COFFii & JOY will be successful or generate expected returns in the near term or at all.  If we fail to execute this growth strategy successfully, our business, results of operations and financial condition may be materially and adversely affected.

Our new e-commerce business may expose us to new challenges and risks and may adversely affect our business, results of operations and financial condition.

In 2017, we started to test a mobile e-commerce platform, V Gold Mall, to allow consumers to search for products and place orders on our mobile applications. We acquire a wide selection of products, including electronics, home and kitchen accessories, and other general merchandise, from suppliers and sell them directly to customers through our e-commerce platform. We expect to continue to add resources to the platform as we focus on expanding our product offerings and may also decide to make it available as a platform to third-party vendors to sell their products.

2018 Form 10-K

Our e-commerce business exposes us to new challenges and risks associated with, for example, anticipating customer demand and preferences, managing inventory and handling more complex supply, product return and delivery service issues. We are relatively new to this business and our lack of experience may make it more difficult for us to keep pace with evolving customer demands and preferences. We may misjudge customer demand, resulting in inventory buildup and possible inventory write-downs and write-offs. We may also experience higher return rates on new products, receive more customer complaints about them and face costly product liability claims as a result of selling them, which would harm our brands and reputation as well as our financial performance. In addition, we will have to invest in, and maintain, the necessary network infrastructure and security to manage and process e-commerce volumes, and network failures may also result in complaints and expose us to liability.  Furthermore, we rely on third-party delivery companies to deliver products sold on our e-commerce platform and interruptions to, or failures in, delivery services could prevent the timely or proper delivery of our products. Risks related to delivery services are described in further detail above under “Our restaurants offer delivery services. Any failure to provide timely and reliable delivery services by us may materially and adversely affect our business and reputation.” If we do not successfully address new challenges specific to the e-commerce business and compete effectively, our business, results of operations and financial condition may be materially and adversely affected.

The anticipated benefits of the acquisition of Daojia may not be realized in a timely manner or at all.

In May 2017, we acquired a controlling interest in Daojia with the expectation that the acquisition will further enhance our digital and delivery capabilities, and accelerate growth by building know-how and expertise in the expanding delivery market. Achieving those anticipated benefits is subject to a number of uncertainties. In the fourth quarter of 2018, due to declining sales as a result of the intensified competition among delivery aggregators, we recorded an impairment charge of $12 million on intangible assets acquired from the Daojia business primarily attributable to the Daojia platform.

The operation of the Daojia business could involve further unanticipated costs, including impairments of intangible assets and goodwill, and divert management’s attention away from day-to-day business concerns. We cannot assure you that we will be able to achieve the anticipated benefits of the acquisition of the Daojia business.

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

2018 Form 10-K

•	receive substantially all of the economic benefits and absorb all of the expected losses from its consolidated affiliated entities;

•	exercise effective control over its consolidated affiliated entities; and

•	hold an exclusive option to purchase all or part of the equity interests in its consolidated affiliated entities when and to the extent permitted by Chinese law.

There are substantial uncertainties regarding the interpretation and application of current Chinese laws, rules and regulations. In addition, it is uncertain whether any new Chinese laws, rules or regulations relating to VIE structure will be adopted, or if adopted, what their implications would be on Daojia.

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

2018 Form 10-K

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

In addition, the restaurant industry around the world has been subject to claims that relate to the nutritional content of food products, as well as claims that the menus and practices of restaurant chains have led to customer health issues, including weight gain and other adverse effects. We may also be subject to these types of claims in the future and, even if we are not, publicity about these matters (particularly directed at the quick-service and fast-casual segments of the restaurant industry) may harm our reputation and adversely affect our business, results of operations and financial condition.

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

Yum China is a Delaware corporation that indirectly owns the subsidiaries that conduct our business in China and is subject to both U.S. federal income tax and Chinese enterprise income tax. While U.S. tax law generally exempts all of the foreign-source dividends paid to the U.S. parent company, with operations primarily in China, we continue to be subject to the Chinese enterprise income tax at a rate of 25% and an additional 10% withholding tax on any earnings repatriated outside of China levied by the Chinese tax authorities, subject to any reduction or exemption set forth in relevant tax treaties or tax arrangements. This may put Yum China at a relative disadvantage compared to companies operating primarily in the U.S., which are subject to a U.S. corporate income tax rate of 21%.

In addition, U.S. tax law provides anti-deferral and anti-base erosion provisions that may subject the U.S. parent company to additional U.S. taxes under certain circumstances. If we are assessed with these taxes, it could cause our effective tax rate to increase and affect the amount of any distributions available to our stockholders.

2018 Form 10-K

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

In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. For example, the Tax Act implemented broad reforms to the U.S. corporate income tax system and significantly altered how U.S. multinational corporations are taxed on foreign earnings. Any increases in tax rates or changes in tax laws or the interpretations thereof could have a material adverse impact on our results of operations and financial condition.

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

2018 Form 10-K

The restaurant industry in which we operate is highly competitive.

The restaurant industry in which we operate is highly competitive with respect to price and quality of food products, new product development, advertising levels and promotional initiatives, customer service, reputation, restaurant location, and attractiveness and maintenance of properties. If consumer or dietary preferences change, or our restaurants are unable to compete successfully with other restaurant outlets in new and existing markets, our business could be adversely affected. We also face growing competition as a result of convergence in grocery, convenience, deli and restaurant services, including the offering by the grocery industry of convenient meals, including pizzas and entrees with side dishes. Competition from delivery aggregators and other food delivery services in China has also increased in recent years, particularly in urbanized areas. Increased competition could have an adverse effect on our sales, profitability or development plans, which could harm our results of operations and financial condition.

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

2018 Form 10-K

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

2018 Form 10-K

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our results of operations and financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including revenue recognition, long-lived asset impairment, impairment of goodwill and other intangible assets, lease accounting and share-based compensation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition. New accounting guidance may require systems and other changes that could increase our operating costs and/or change our financial statements. For example, implementing future accounting guidance related to leases and other areas impacted by the convergence project between the Financial Accounting Standards Board and the International Accounting Standards Board could require us to make significant changes to our lease management system or other accounting systems, and will result in changes to our financial statements. The adoption of the new accounting standard for leases could result in a higher amount of impairment loss on newly recognized right of use assets and negatively impact our results of operations.

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

2018 Form 10-K

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

2018 Form 10-K

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

2018 Form 10-K

Changes in trade relations between the United States and China, including the imposition of new or higher tariffs on goods imported from the United States, may have adverse impact on our business, results of operations and financial condition.

We import certain products from the United States. Recently, the United States and China have imposed new or higher tariffs on goods imported from the other's country, and have threatened the imposition of additional tariffs in retaliation, which may include the raw materials we need for our operations. If the United States or China continue such tariffs, or if additional tariffs or trade restrictions are implemented by the United States or by China, the resulting trade barriers could have a significant adverse impact on our business. We are not able to predict future trade policy of the United States or of China or the terms of any renegotiated trade agreements, or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact costs, our suppliers and the world economy in general, which in turn could have a material adverse effect on our business, results of operations and financial condition. In addition, changes in trade relations between the United States and China may trigger negative customer sentiment towards Western brands in China, potentially resulting in a negative impact on our results of operations and financial condition.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The conversion of Chinese Renminbi (“RMB”) into foreign currencies, including U.S. dollars, is based on rates set by the People’s Bank of China (“PBOC”). RMB appreciated by more than 20% against the U.S. dollar between July 2005 and July 2008. Between July 2008 and June 2010, the exchange rate between RMB and the U.S. dollar remained within a narrow range and, after June 2010, RMB appreciated slowly against the U.S. dollar again. On August 11, 2015, however, RMB depreciated by approximately 2% against the U.S. dollar, and exchange rate change of RMB against the U.S. dollar occurred relatively suddenly. In 2017, RMB appreciated by over 6% against the U.S. dollar, while, in 2018, RMB fell approximately 6% against the U.S. dollar. It is difficult to predict how market forces or Chinese or U.S. government policy may impact the exchange rate between RMB and the U.S. dollar in the future.

Substantially all of our revenues and costs are denominated in RMB. As a Delaware holding company, we may rely on dividends and other fees paid to us by our subsidiaries in China. Any significant revaluation of RMB may materially affect our cash flows, net revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB-denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. Conversely, a significant depreciation of RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our common stock. If we decide to convert RMB into U.S. dollars for the purpose of making payments for dividends on our common stock, strategic acquisitions or investments or other business purposes, the appreciation of the U.S. dollar against RMB would have a negative effect on U.S. dollar amounts available to us.

Few hedging options are available in China to reduce our exposure to exchange rate fluctuations. In addition, our currency exchange loss may be magnified by Chinese exchange control regulations that restrict our ability to convert RMB into foreign currency. As a result, fluctuations in exchange rates and restrictions on exchange may have a material adverse effect on your investment.

2018 Form 10-K

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

Our business and operations are subject to the laws and regulations of China. The continuance of our operations depends upon compliance with, among other things, applicable Chinese environmental, health, safety, labor, social security, pension and other laws and regulations. Failure to comply with such laws and regulations could result in fines, penalties or lawsuits. In addition, there is no assurance that we will be able to comply fully with applicable laws and regulations should there be any amendment to the existing regulatory regime or implementation of any new laws and regulations.

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

2018 Form 10-K

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

In addition, the EIT Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to companies that are not China resident enterprises unless otherwise reduced according to treaties or arrangements between the Chinese central government and the governments of other countries or regions where the non-China resident enterprises are incorporated. Hong Kong has a tax arrangement with mainland China that provides for a 5% withholding tax on dividends distributed to a Hong Kong resident enterprise, upon meeting certain conditions and requirements, including, among others, that the Hong Kong resident enterprise directly owns at least 25% equity interests of the Chinese enterprise and is a “beneficial owner” of the dividends, subject to certain post filing review by the Chinese local tax authority. We believe that our Hong Kong subsidiary, which is the equity holder of our Chinese subsidiaries, met the relevant requirements pursuant to the tax arrangement between the mainland China and Hong Kong in 2018 and is expected to meet the requirements in subsequent years, thus, it is more likely than not that our dividends declared or earnings expected to be repatriated since 2018 are subject to the reduced withholding tax of 5%. However, if our Hong Kong subsidiary is not considered to be the “beneficial owner” of the dividends by the Chinese local tax authority, any dividend paid to it by our Chinese subsidiaries would be subject to a withholding tax rate of 10% with retrospective effect, which would increase our tax liability and reduce the amount of cash available to our company.

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

2018 Form 10-K

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

2018 Form 10-K

We and our stockholders face uncertainty with respect to indirect transfers of equity interests in China resident enterprises through transfer of non-Chinese-holding companies. Enhanced scrutiny by the Chinese tax authorities may have a negative impact on potential acquisitions and dispositions we may pursue in the future.

In February 2015, the SAT issued Bulletin 7, pursuant to which an “indirect transfer” of Chinese taxable assets, including equity interests in a Chinese resident enterprise, by a non-resident enterprise may be recharacterized and treated as a direct transfer of Chinese taxable assets, if such arrangement does not have reasonable commercial purpose and the transferor avoids payment of Chinese enterprise income tax. Where a non-resident enterprise conducts an “indirect transfer” of Chinese interests by disposing of equity interests in an offshore holding company that directly or indirectly owns Chinese interests, the transferor, transferee and/or the China resident enterprise may report such indirect transfer to the relevant Chinese tax authority, which may in turn report upward to the SAT. Using general anti-tax avoidance provisions, the SAT may treat such indirect transfer as a direct transfer of Chinese interests if the transfer avoids Chinese tax by way of an arrangement without reasonable commercial purpose. As a result, gains derived from such indirect transfer may be subject to Chinese enterprise income tax, and the transferee or other person who is obligated to pay for the transfer would be obligated to withhold the applicable taxes, currently at a rate of up to 10% of the capital gain in the case of an indirect transfer of equity interests in a China resident enterprise. Both the transferor and the party obligated to withhold the applicable taxes may be subject to penalties under Chinese tax laws if the transferor fails to pay the taxes and the party obligated to withhold the applicable taxes fails to withhold the taxes. However, the above regulations do not apply if either (i) the selling non-resident enterprise recognizes the relevant gain by purchasing and selling equity of the same listed enterprise in the open market (the “listed enterprise exception”); or (ii) the selling non-resident enterprise would have been exempted from enterprise income tax in China pursuant to applicable tax treaties or tax arrangements, if it had directly held and transferred such Chinese interests that were indirectly transferred. The China indirect transfer rules do not apply to gains recognized by individual stockholders.  However, in practice, there have been a few reported cases of individuals being taxed on the indirect transfer of Chinese interests and the law could be changed so as to apply to individual stockholders, possibly with retroactive effect.  In addition, the PRC Individual Income Tax Law and relevant regulations (“IITL”), revised effective January 1, 2019, impose general anti-avoidance tax rules (“GAAR”) on transactions conducted by individuals. As a result, if the China tax authority invokes the GAAR and deems that indirect transfers made by individual stockholders lack reasonable commercial purposes, any gains recognized on such transfers might be subject to individual income tax in China at the standard rate of 20%.

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

2018 Form 10-K

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

As of December 31, 2018, we leased approximately 6,800 properties in China, and to our knowledge, the lessors of most properties leased by us, most of which are used as premises for our restaurants, had not registered the lease agreements with government authorities in China.

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

2018 Form 10-K

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

Pursuant to SAFE Circular 37, China residents who participate in share incentive plans in overseas non-publicly listed companies may submit applications to SAFE or its local branches for foreign exchange registration with respect to offshore special purpose companies. We and our directors, executive officers and other employees who are Chinese citizens or who have resided in China for a continuous period of not less than one year and who have been granted restricted shares, restricted stock units (“RSUs”), performance share units (“PSU”), stock appreciation rights (“SARs”), or options (collectively, the “share-based awards”) are subject to the Notice on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly Listed Company, issued by SAFE in February 2012, according to which, employees, directors, supervisors and other management members participating in any stock incentive plan of an overseas publicly-listed company who are Chinese citizens or who are non-Chinese citizens residing in China for a continuous period of not less than one year, subject to limited exceptions, are required to register with SAFE through a domestic qualified agent, which could be a Chinese subsidiary of such overseas listed company, and complete certain other procedures. Failure to complete SAFE registrations may result in fines and legal sanctions and may also limit our ability to make payments under our equity incentive plans or receive dividends or sales proceeds related thereto, or our ability to contribute additional capital into our wholly-foreign owned enterprises in China and limit our wholly-foreign owned enterprises’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional equity incentive plans for our directors and employees under Chinese law.

In addition, the SAT has issued circulars concerning employees’ share-based awards. Under these circulars, employees working in China who exercise share options and SARs, or whose restricted shares, RSUs or PSUs vest, will be subject to Chinese individual income tax. The Chinese subsidiaries of an overseas listed company have obligations to file documents related to employee’s share-based awards with relevant tax authorities and to withhold individual income taxes of those employees related to their share-based awards. Although we currently intend to withhold income tax from our Chinese employees in connection with their exercise of options and SARs and the vesting of their restricted shares, RSUs and PSUs, if the employees fail to pay, or our Chinese subsidiaries fail to withhold, their income taxes according to relevant laws, rules and regulations, our Chinese subsidiaries may face sanctions imposed by the tax authorities or other Chinese government authorities.

2018 Form 10-K

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

2018 Form 10-K

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

2018 Form 10-K

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

2018 Form 10-K

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

2018 Form 10-K

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

2018 Form 10-K

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

2018 Form 10-K

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

Prior to the separation and distribution, our financial results were included within the consolidated results of YUM, and our reporting and control systems were appropriate for those of a subsidiary of a public company. We have only recently been directly subject to reporting and other requirements of the Exchange Act, and Section 404 of the Sarbanes-Oxley Act of 2002. As an independent company, we are subject to additional reporting and other requirements, which require, among other things, annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Section 404 of the Sarbanes-Oxley Act of 2002 requires that management annually report on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must annually report on the effectiveness of our internal control over financial reporting. These and other obligations have placed, and will continue to place, significant demands on our management, administrative and operational resources, including accounting and IT resources.

2018 Form 10-K

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

2018 Form 10-K

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

2018 Form 10-K

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

2018 Form 10-K

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

2018 Form 10-K

Risks Related to Our Common Stock

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

We intend to retain a significant portion of our earnings to finance the operation, development and growth of our business. Our board of directors commenced a quarterly cash dividend in October 2017. However, any future determination to declare and pay cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, actual or anticipated cash requirements, tax considerations, contractual or regulatory restrictions and such other factors as our board of directors deems relevant. Our board of directors has also authorized a $1.4 billion share repurchase program. However, repurchases under the program will be at the discretion of management and we cannot guarantee the timing or amount of any share repurchases. For more information, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Your percentage of ownership in the Company may be diluted in the future.

In the future, your percentage ownership in the Company may be diluted because of equity awards that we grant to our directors, officers and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions. The Company’s and certain of YUM’s employees have equity awards with respect to Company common stock as a result of conversion of their YUM equity awards (in whole or in part) to Company equity awards in connection with the distribution. Such awards will have a dilutive effect on the Company’s earnings per share, which could adversely affect the market price of Company common stock. From time to time, the Company will issue additional stock-based awards to its employees under the Company’s employee benefit plans.

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

2018 Form 10-K

The interests of the Investors may differ from the interests of other holders of Company common stock, and the ownership percentage of other holders of Company common stock who received the shares of the Company’s common stock in the distribution will be diluted as a result of the exercise of the warrants by the Investors.

In connection with the separation and distribution, Pollos Investment L.P., an affiliate of Primavera Capital Group (“Primavera”), and API (Hong Kong) Investment Limited, an affiliate of Zhejiang Ant Small and Micro Financial Services Group Co., Ltd. (“Ant Financial” and together with Primavera, the “Investors”) received shares of common stock, representing approximately 4.8% of the outstanding shares of Company common stock as of December 31, 2018. In addition, the Investors hold warrants to purchase approximately 4.4% of the outstanding shares of Company common stock as of December 31, 2018. Any shares issued as a result of the exercise of the warrants will have a dilutive effect on the Company’s basic earnings per share, which could adversely affect the market price of Company common stock. In addition, the Investors have the ability to acquire additional shares of Company common stock in the open market (subject to an aggregate beneficial ownership interest limit of 19.9%).

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

2018 Form 10-K

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

As of year-end 2018, the Company leased land, building or both for approximately 6,800 units in China, which unit count includes land use rights for approximately 40 properties. The Company-owned units are further detailed as follows:

•	KFC leased land, building or both (including land use rights) for approximately 4,597 units.

•	Pizza Hut leased land, building or both (including land use rights) for approximately 2,188 units.

•	All Other Segments leased land, building or both (including land use rights) for approximately 47 units.

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

The Company is subject to various lawsuits covering a variety of allegations from time to time. The Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated and Combined Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows. Matters faced by the Company from time to time include, but are not limited to, claims from landlords, employees, customers and others related to operational, contractual or employment issues. There were no material legal proceedings as of December 31, 2018.

Item 4.	Mine Safety Disclosures.

Not applicable.

2018 Form 10-K

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Yum China Common Stock

Yum China common stock trades on the New York Stock Exchange (“NYSE”) under the symbol YUMC. Yum China common stock commenced trading on the NYSE on a “when-issued” basis on October 17, 2016 and began “regular way” trading on November 1, 2016.

As of February 22, 2019, there were 47,072 holders of record of Yum China’s common stock. The number of registered holders does not include holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividends and Share Repurchases

We intend to retain a significant portion of our earnings to finance the operation, development and growth of our business. Since declaring an initial dividend of $0.10 per share in the fourth quarter of 2017, we have paid a quarterly cash dividend on Yum China common stock. In the fourth quarter of 2018, we increased the quarterly cash dividend to $0.12 per share. Cash dividends totaling $161 million were paid to shareholders in 2018. Any determination to declare and pay future cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, actual or anticipated cash requirements, contractual or regulatory restrictions, tax considerations and such other factors as our board of directors deems relevant.

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

2018 Form 10-K

On February 7, 2017, we announced that our board of directors authorized a $300 million share repurchase program. On October 4, 2017, the board of directors increased Yum China’s existing share repurchase authorization from $300 million to an aggregate of $550 million. On October 30, 2018, the board of directors further increased the share repurchase authorization to an aggregate of $1.4 billion. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. The following table provides information, as of December 31, 2018, with respect to shares of common stock repurchased by Yum China under this authorization during the quarter then ended:

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (millions)

10/1/18-10/31/18	3,389	$32.59	3,389	$995
11/1/18-11/30/18	136	$34.84	136	$990
12/1/18-12/31/18	897	$33.53	897	$960

Cumulative total	4,422	$32.85	4,422	$960

2018 Form 10-K

Stock Performance Graph

This graph compares the cumulative total return of our common stock from October 17, 2016, which is the date “when-issued” trading in our common stock commenced, through December 31, 2018, with the comparable cumulative total return of the S&P China BMI and MSCI Asia APEX 50, a peer group that includes the Company. The graph assumes that the value of the investment in our common stock and each index was $100 on October 17, 2016 and that all dividends were reinvested. We selected the S&P China BMI and MSCI Asia APEX 50 for comparison, as YUMC is an index member of both of these indices.

	10/17/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/2018

YUMC	$100	$102	$106	$154	$156	$156	$162	$150	$137	$131
S&P China BMI	$100	$95	$106	$115	$131	$141	$144	$139	$128	$114
MSCI Asia APEX 50	$100	$96	$108	$120	$129	$139	$139	$132	$128	$113

2018 Form 10-K

Item 6.	Selected Financial Data.

The following table presents our selected historical consolidated and combined financial data. We derived the Consolidated and Combined Statements of Income data and the Consolidated and Combined Cash Flows data for the years ended December 31, 2018, 2017 and 2016, and the Consolidated Balance Sheets data as of December 31, 2018 and 2017, as set forth below, from our audited Consolidated and Combined Financial Statements, which are included elsewhere in this Form 10-K. We derived the Combined Statements of Income (Loss) data and the Combined Cash Flows data for the years ended December 31, 2015 and 2014, Consolidated Balance Sheets data as of December 31, 2016 and the Combined Balance Sheets data as of December 31, 2015 and 2014, as set forth below, from our audited Combined Financial Statements that are not included in this Form 10-K.

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

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) on January 1, 2018, and applied the full retrospective approach. Accordingly, financial data for the years ended December 31, 2017 and 2016 has been recast. Financial data for the years ended December 31, 2015 and 2014 has not been recast as permitted, which impacts the year-to-year comparability. See Note 2 of the Consolidated and Combined Financial Statements for more detailed information regarding adoption of the new revenue standard.

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

2018 Form 10-K

Selected Financial Data

Yum China Holdings, Inc.

(in US$ millions, except per share and unit amounts)

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Consolidated and Combined Statements of Income (Loss) Data:
Revenues
Company sales	$7,633	$6,993	$6,622	$6,789	$6,821
Franchise fees and income	141	141	129	120	113
Revenues from transactions with franchisees and unconsolidated affiliates	603	599	299	—	—
Other revenues	38	36	25	—	—
Total revenues	8,415	7,769	7,075	6,909	6,934
Costs and Expenses, Net
Company restaurants
Food and paper	2,326	2,034	1,921	2,159	2,207
Payroll and employee benefits	1,714	1,543	1,432	1,386	1,407
Occupancy and other operating expenses	2,394	2,245	2,259	2,386	2,415
Company restaurant expenses	6,434	5,822	5,612	5,931	6,029
General and administrative expenses	456	495	429	395	389
Franchise expenses	71	71	72	70	64
Expenses for transactions with franchisees and unconsolidated affiliates	595	592	295	—	—
Other operating costs and expenses	29	28	15	—	—
Closures and impairment expenses, net	41	47	78	64	517
Other income, net	(152)	(64)	(60)	(39)	(68)
Total costs and expenses, net	7,474	6,991	6,441	6,421	6,931
Operating Profit	941	778	634	488	3
Interest income, net	36	25	11	8	14
Investment loss	(27)	—	—	—	—
Changes in fair value of financial instruments	—	—	21	—	—
Income Before Income Taxes	950	803	666	496	17
Income tax provision	(214)	(379)	(156)	(168)	(54)
Net income (loss) – including noncontrolling interests	736	424	510	328	(37)
Net income (loss) – noncontrolling interests	28	26	12	5	(30)
Net Income (Loss) – Yum China Holdings, Inc.	708	398	498	323	(7)
Basic Earnings (Loss) Per Common Share	1.84	1.03	1.35	0.89	(0.02)
Diluted Earnings (Loss) Per Common Share	1.79	1.00	1.35	0.89	(0.02)
Cash Dividends Declared Per Common Share	0.42	0.10	—	—	—
Consolidated and Combined Cash Flow Data:
Net cash provided by operating activities	$1,333	$884	$866	$913	$777
Capital spending	470	415	436	512	525
Consolidated and Combined Balance Sheet Data:
Total assets	$4,610	$4,287	$3,750	$3,201	$3,257
Property, plant and equipment, net	1,615	1,691	1,647	1,841	2,001
Total Equity – Yum China Holdings, Inc.	2,873	2,765	2,367	1,921	1,888
Other Data:
Adjusted Diluted Earnings Per Common Share(a)	$1.53	$1.40	$1.27	$0.92	$0.98
Number of stores at year-end
Company	6,832	6,307	6,008	5,768	5,417
Unconsolidated Affiliates	811	891	836	796	757
Franchisees	841	785	718	612	541
Total	8,484	7,983	7,562	7,176	6,715
Total Company system sales growth (decline)(b)
Reported	7%	6%	(1)%	—%	1%
Local currency(c)	5%	8%	5%	2%	1%
KFC system sales growth (decline)(b)
Reported	10%	7%	—%	(2)%	(1)%
Local currency(c)	7%	9%	6%	—%	(1)%
Pizza Hut system sales growth (decline)(b)
Reported	1%	5%	(2)%	9%	11%
Local currency(c)	(1)%	7%	4%	11%	12%

2018 Form 10-K

(a)

In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) throughout this Form 10-K, the Company provides adjusted measures which present certain operating results on a basis before Special Items. The Company uses adjusted measures as key performance measures of results of operations for the purpose of evaluating performance internally and Special Items are not included in any of our segment results. The adjusted measures are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of measures adjusted for Special Items provides additional information to investors to facilitate the comparison of past and present results, excluding items that the Company does not believe are indicative of our ongoing operations due to their nature. The 2018, 2017 and 2016 Special Items are described in further detail within our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Special Items in 2015 negatively impacted Operating Profit by $15 million, or $0.03 per share, due to the provision for losses associated with sales of aircraft. Special Items in 2014 negatively impacted Operating Profit by $463 million, or $1.00 per share, due to the Little Sheep impairment.

(b)

System sales growth reflects the results of all restaurants regardless of ownership, including Company-owned, franchise and unconsolidated affiliate restaurants that operate our concepts. Sales of franchise and unconsolidated affiliate restaurants typically generate ongoing franchise fees for the Company at a rate of approximately 6% of system sales. Franchise and unconsolidated affiliate restaurants sales are not included in the Company sales in the Consolidated and Combined Statements of Income (Loss); however, the franchise fees are included in the Company’s revenues. We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

(c)

Local currency represents the percentage change excluding the impact of foreign currency translation. These amounts are derived by translating current year results at prior year average exchange rates. We believe the elimination of the foreign currency translation impact provides better year-to-year comparability without distorting of foreign currency fluctuations.

2018 Form 10-K

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

Overview

Yum China Holdings, Inc. is the largest restaurant company in China, with over 8,400 restaurants as of year-end 2018. Our growing restaurant base consists of China’s leading restaurant brands and concepts, primarily KFC and Pizza Hut brands, as well as brands such as East Dawning, Little Sheep, Taco Bell and COFFii & JOY. Following our separation from YUM, we obtained the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed upon milestones, Taco Bell brands in China, excluding Hong Kong, Taiwan and Macau, and we own the intellectual property of the East Dawning, Little Sheep and COFFii & JOY concepts outright. We were the first major global restaurant brand when we entered China in 1987 and we have developed deep operating experience in the market. We have since grown to become one of China’s largest restaurant developers with locations in over 1,200 cities as of December 31, 2018.

2018 Form 10-K

KFC is the leading QSR brand in the PRC in terms of system sales and number of restaurants. As of December 31, 2018, KFC operated over 5,900 restaurants in over 1,200 cities across China. Measured by number of restaurants, we believe KFC has a two-to-one lead over the nearest Western QSR competitor in China, and KFC continues to grow in both large and small cities. During the first quarter of 2018, the Company completed the acquisition of an additional 36% interest in an unconsolidated affiliate that operates KFC stores in Wuxi, China (“Wuxi KFC”), increasing our equity interest to 83% and allowing the Company to consolidate the entity.

In 2017, we integrated the business of Pizza Hut Casual Dining and Pizza Hut Home Service as Pizza Hut. Segment financial information for prior periods has been recast to align with this change in segment reporting. After the integration, Pizza Hut continues to be the leading CDR brand in China as measured by system sales and number of restaurants. We believe Pizza Hut has a four-to-one lead in terms of number of restaurants over its nearest competitor in China. As of December 31, 2018, Pizza Hut operated over 2,200 restaurants in over 500 cities.

The operations of each of the concepts except COFFii & JOY represent an operating segment of the Company within these Consolidated and Combined Financial Statements. As COFFii & JOY is a concept recently developed in 2018, the financial results of COFFii & JOY were not regularly reviewed by the Company’s chief operating decision maker, and COFFii & JOY did not represent an operating segment. We have two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of East Dawning, Little Sheep, Taco Bell and Daojia, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate.

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

•

System sales growth reflects the results of all restaurants regardless of ownership, including Company-owned, franchise and unconsolidated affiliate restaurants that operate our concepts. Sales of franchise and unconsolidated affiliate restaurants typically generate ongoing franchise fees for the Company at a rate of approximately 6% of system sales. Franchise and unconsolidated affiliate restaurant sales are not included in Company sales in the Consolidated and Combined Statements of Income; however, the franchise fees are included in the Company’s revenues. We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

•

Effective January 1, 2018, the Company revised its definition of same-store sales growth to represent the estimated percentage change in sales of food of all restaurants in the Company system that have been open prior to the first day of our prior fiscal year. We refer to these as our “base” stores. Previously, same-store sales growth represented the estimated percentage change in sales of all restaurants in the Company system that have been open for one year or more, and the base stores changed on a rolling basis from month to month. This revision was made to align with how management measures performance internally and focuses on trends of a more stable base of stores. Prior years have been adjusted accordingly.

2018 Form 10-K

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

•

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides measures adjusted for Special Items, which include Adjusted Operating Profit, Adjusted Net Income, Adjusted Diluted Earnings Per Common Share, Adjusted Effective Tax Rate and Adjusted EBITDA, which we define as net income including noncontrolling interests adjusted for income tax, interest income, net, investment loss, depreciation, amortization and other items, including store impairment charges and Special Items. Special Items consist of gain recognized from the re-measurement of our previously held equity interest in Wuxi KFC at fair value upon acquisition, impairment on assets acquired from Daojia, impact from the U.S. Tax Cuts and Jobs Act (the “Tax Act”), reversal of losses associated with sales of aircraft, incremental restaurant-level impairment upon separation, income from the reversal of contingent consideration previously recorded for a business combination, changes in fair value of financial instruments, and the impact of the redemption of the Little Sheep noncontrolling interest. The Company excludes impact from Special Items for the purpose of evaluating performance internally. Special Items are not included in any of our segment results. In addition, the Company provides Adjusted EBITDA because we believe that investors and analysts may find it useful in measuring operating performance without regard to items such as income tax, interest income, net, investment loss, depreciation, amortization and other items, including store impairment charges and Special Items. These adjusted measures are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of these adjusted measures provides additional information to investors to facilitate the comparison of past and present results, excluding those items that the Company does not believe are indicative of our ongoing operations due to their nature.

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago. All system sales growth, same-store sales growth, Operating Profit and Net Income comparisons exclude the impact of foreign currency. Refer to Item 1. Business for a discussion on the seasonality of our operations.

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

2018 Form 10-K

In 2017, the Company’s total revenues increased 10%, or 12% excluding the impact of F/X, attributable to solid sales performance at KFC with same-store sales growth of 5% and 1% same-store sales growth at Pizza Hut. The increase was also attributable to the increase in Revenues from transactions with franchisees and unconsolidated affiliates, new-unit openings of 691 or 6% net unit growth, bringing total store count to 7,983 across more than 1,200 cities. The increase in operating profit was driven by strong sales and margin expansion, which was also aided by the impact of retail tax structure reform. Net income for 2017 decreased 20% and, excluding the estimated one-time income tax charge of $164 million recorded in the fourth quarter 2017 related to the Tax Act, increased 24%, excluding F/X.

In 2018, the Company’s total revenues increased 8%, or 6% excluding the impact of F/X, attributable to solid sales performance at KFC with same-store sales growth of 2%. The increase was also attributable to new-unit openings of 819 or 6% net unit growth, bringing total store count to 8,484 across more than 1,200 cities. The increase in operating profit was driven by strong sales, a gain recognized from re-measurement of our previously held equity interest in Wuxi KFC at fair value upon acquisition, G&A expenses savings and productivity improvements, partially offset by wage and commodity inflation, and higher investment in product upgrades and promotions. Net income for 2018 increased 78% or 70% excluding F/X, mainly due to the increase in operating profit and impact from the Tax Act, partially offset by investment loss, while Adjusted Net Income, excluding F/X, increased 4%.

2018 financial highlights are below:

Year to date highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+7	+2	+8	+11	+8
Pizza Hut	(1)	(5)	+2	(38)	(41)
All Other Segments	(24)	(7)	+7	(9)	(16)
Total	+5	+1	+6	+21	+16

NM refers to changes over 100%, from negative to positive amounts or from zero to an amount.

(a)	System Sales and Same-Store Sales percentages as shown in 2018 financial highlights exclude the impact of F/X.

2018 Form 10-K

The Consolidated and Combined Results of Operations for the years ended December 31, 2018, 2017 and 2016 are presented below:

				% B/(W)(a)
	Year			2018				2017
	2018	2017	2016	Reported		Ex F/X		Reported		Ex F/X
Company sales	$7,633	$6,993	$6,622	9		7		6		7
Franchise fees and income	141	141	129	1		(2)		9		11
Revenues from transactions with franchisees and unconsolidated affiliates	603	599	299	1		(1)		NM		NM
Other revenues	38	36	25	4		4		43		44
Total revenues	$8,415	$7,769	$7,075	8		6		10		12
Restaurant profit	$1,199	$1,171	$1,010	2		(1)		16		18
Restaurant margin %	15.7%	16.7%	15.2%	(1.0)	ppts.	(1.0)	ppts.	1.5	ppts.	1.5	ppts.
Operating Profit	$941	$778	$634	21		16		23		26
Interest income, net	36	25	11	47		44		NM		NM
Investment loss	(27)	—	—	NM		NM		—		—
Changes in fair value of financial instruments	—	—	21	—		—		NM		NM
Income tax provision	(214)	(379)	(156)	43		45		NM		NM
Net income – including noncontrolling interests	736	424	510	74		66		(17)		(13)
Net income – noncontrolling interests	28	26	12	(7)		(4)		NM		NM
Net Income –Yum China Holdings, Inc.	$708	$398	$498	78		70		(20)		(16)
Diluted Earnings Per Common Share	$1.79	$1.00	$1.35	79		71		(26)		(22)
Effective tax rate	22.6%	47.2%	23.5%
Adjusted Operating Profit	$855	$775	$649
Adjusted Net Income	$606	$559	$468
Adjusted Diluted Earnings Per Common Share	$1.53	$1.40	$1.27
Adjusted Effective Tax Rate	26.5%	26.9%	26.1%
Adjusted EBITDA	$1,340	$1,242	$1,121

(a)	Represents year-over-year change in percentage.

Performance Metrics

	2018	2017
System Sales Growth	7%	6%
System Sales Growth, excluding F/X	5%	8%
Same-store Sales Growth	1%	4%

2018 Form 10-K

				% Increase
Unit Count	2018	2017	2016	2018	2017
Company-owned	6,832	6,307	6,008	8	5
Unconsolidated affiliates	811	891	836	(9)	7
Franchisees	841	785	718	7	9
	8,484	7,983	7,562	6	6

Special Items

Special Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Year Ended
Detail of Special Items	2018	2017	2016
Gain from re-measurement of equity interest upon acquisition(a)	$98	$—	$—
Daojia impairment(b)	(12)	—	—
Reversal of losses associated with sale of aircraft(c)	—	—	2
Incremental restaurant-level impairment upon separation(d)	—	—	(17)
Income from the reversal of contingent consideration(e)	—	3	—
Special Items, Operating Profit	86	3	(15)
Changes in fair value of financial instruments(f)	—	—	21
Tax effect on Special Items(g)	(21)	—	16
Impact from the Tax Act(h)	36	(164)	—
Special Items, net income - including noncontrolling interests	101	(161)	22
Special Items, net income - noncontrolling interests(b)(i)	(1)	—	(8)
Special Items, Net Income - Yum China Holdings, Inc.	$102	$(161)	$30
Weighted-Average Diluted Shares Outstanding (in millions)	395	398	369
Special Items Diluted Earnings Per Common Share	$0.26	$(0.40)	$0.08
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$941	$778	$634
Special Items, Operating Profit	86	3	(15)
Adjusted Operating Profit	$855	$775	$649
Reconciliation of Net Income to Adjusted Net Income
Net Income - Yum China Holdings, Inc.	$708	$398	$498
Special Items, Net Income - Yum China Holdings, Inc.	102	(161)	30
Adjusted Net Income - Yum China Holdings, Inc.	$606	$559	$468
Reconciliation of EPS to Adjusted EPS
Diluted Earnings Per Common Share	$1.79	$1.00	$1.35
Special Items Diluted Earnings Per Common Share	0.26	(0.40)	0.08
Adjusted Diluted Earnings Per Common Share	$1.53	$1.40	$1.27
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 17)	22.6%	47.2%	23.5%
Impact on effective tax rate as a result of Special Items(g)(h)	(3.9)%	20.3%	(2.7)%
Adjusted effective tax rate	26.5%	26.9%	26.2%

2018 Form 10-K

(a)

As a result of the acquisition of Wuxi KFC in the first quarter of 2018, the Company recognized a gain of $98 million from the re-measurement of our previously held 47% equity interest at fair value, which was not allocated to any segment for performance reporting purposes. (See Note 6)

(b)

During the year ended December 31, 2018, we recorded an impairment charge of $12 million on intangible assets acquired from Daojia. The amount was included in Closures and impairment expenses in our Consolidated Statements of Income, but was not allocated to any segment for performance reporting purposes. We recorded a tax benefit of $3 million associated with the impairment and allocated $1 million of the after-tax impairment charge to noncontrolling interests. (See Note 6)

(c)

During 2015, we made the decision to dispose of a corporate aircraft in China and recognized a loss of $15 million associated with the planned sale of the aircraft for the year ended December 31, 2015. We completed the sale during 2016. The sale proceeds of $19 million were greater than the net book value of $17 million of the aircraft at the time of disposal, which resulted in the reversal of $2 million of the previously recognized loss.

(d)

Incremental restaurant-level impairment represents additional impairment as a result of including the impact from the license fee paid to YUM on the individual restaurants future cash flow, which is equal to 3% of net system sales. Such license fee was not included in our restaurant impairment indicator and recoverability tests prior to the separation as it was considered an intercompany charge at the time, whereas it became a charge from a third party after the separation and therefore should be considered in the impairment assessment.

(e)

During the year ended December 31, 2017, we recognized income from the reversal of contingent consideration previously recorded for a business combination as the likelihood of making payment became remote.

(f)

In connection with the investment agreement with strategic investors entered into on September 1, 2016, Yum China issued 19,145,169.42 shares of common stock on November 1, 2016, subject to adjustment (“Post-Closing Adjustment”) by December 30, 2016, and warrants to purchase additional shares of common stock. The Post-Closing Adjustment and the warrants were accounted for as derivative instruments and liability-classified equity contracts, respectively. These financial instruments were initially measured at fair value on the date of issuance, with subsequent changes in fair value of $21 million recognized in earnings during the year ended December 31, 2016. No subsequent fair value measurements were recognized after December 30, 2016. (See Note 11)

(g)

Tax effect was determined based upon the impact of the nature of each Special Item tax effected at the 25% China tax rate or the 21%, or the historical 35%, U.S. tax rate, except for the $21 million changes in fair value of financial instruments associated with the strategic investment which resulted in no income tax expense. Additionally, during the year ended December 31, 2016, we recognized a tax benefit of $26 million related to the legal entity restructuring of our Little Sheep business. Of this benefit, $12 million was attributed to previous Little Sheep impairment losses recognized within Special Items in 2013 and 2014 and as such was classified as a Special Item consistent with the classification of those historical impairments.

(h)

The Company incurred an estimated one-time income tax charge of $164 million in the fourth quarter of 2017, as a result of the Tax Act, due to the transition tax on deemed repatriation of accumulated undistributed earnings of foreign subsidiaries, and additional tax related to the revaluation of certain deferred tax assets. In the fourth quarter of 2018, we recognized a tax benefit of $36 million as a result of adjusting the provisional amount of the transition tax previously recorded.

2018 Form 10-K

(i)

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

Adjusted EBITDA

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	2018	2017	2016
Reconciliation of Net Income to Adjusted EBITDA
Net Income - Yum China Holdings, Inc.	$708	$398	$498
Net income - noncontrolling interests	28	26	12
Income tax provision	214	379	156
Interest income, net	(36)	(25)	(11)
Investment loss	27	—	—
Changes in fair value of financial instruments	—	—	(21)
Operating Profit	941	778	634
Special Items, Operating Profit	86	3	(15)
Adjusted Operating Profit	855	775	649
Depreciation and amortization	445	409	402
Store impairment charges	40	58	70
Adjusted EBITDA	$1,340	$1,242	$1,121

2018 Form 10-K

Segment Results

KFC

KFC is the leading QSR brand in China in terms of system sales and number of restaurants. KFC delivered strong sales performance in 2018, marking the third year of positive same-store sales growth, led by continued focus on innovative products, creating abundant value to our customers as well as upgrading ingredients to meet Chinese consumers’ needs. KFC also continued with its digital and delivery initiatives to enhance customer experience.  KFC loyalty program members exceeded 160 million at year-end 2018 and represented 48% of system sales at KFC in the fourth quarter of 2018. Delivery sales accounted for 14% of system sales at KFC in 2018 with over 3,900 stores across 1100 cities offering delivery services at the end of 2018.

				% B/(W)
				2018				2017
	2018	2017	2016	Reported		Ex F/X		Reported		Ex F/X
Company sales	$5,495	$4,863	$4,572	13		10		6		8
Franchise fees and income	132	134	124	(1)		(3)		8		9
Revenues from transactions with franchisees and unconsolidated affiliates	$63	69	61	(10)		(11)		12		14
Total revenues	$5,690	$5,066	$4,757	12		10		6		8
Restaurant profit	$984	$877	$743	12		9		18		21
Restaurant margin %	17.9%	18.0%	16.2%	(0.1)	ppts.	(0.1)	ppts.	1.8	ppts.	1.8	ppts.
G&A expenses	$193	$176	$162	(10)		(8)		(9)		(11)
Franchise expenses	$69	$69	$69	2		4		(1)		(2)
Expenses for transactions with franchisees and unconsolidated affiliates	$62	$70	$61	8		9		(12)		(14)
Closure and impairment expenses, net	$10	$20	$41	48		49		52		51
Other income, net	$(50)	$(57)	$(46)	(11)		(13)		24		27
Operating Profit	$895	$802	$641	11		8		25		28

	2018	2017
System Sales Growth	10%	7%
System Sales Growth, excluding F/X	7%	9%
Same-Store Sales Growth	2%	5%

				% Increase
Unit Count	2018	2017	2016	2018	2017
Company-owned	4,597	4,112	3,913	12	5
Unconsolidated affiliates	811	891	836	(9)	7
Franchisees	502	485	475	4	2
	5,910	5,488	5,224	8	5

	2017	New Builds	Acquired(a)	Closures	Refranchised	2018
Company-owned	4,112	443	159	(108)	(9)	4,597
Unconsolidated affiliates	891	98	(157)	(21)	—	811
Franchisees	485	25	(2)	(15)	9	502
Total	5,488	566	—	(144)	—	5,910

2018 Form 10-K

(a)	As a result of acquisition of Wuxi KFC as disclosed in Note 1, the units of Wuxi KFC have been transferred from unconsolidated affiliates to Company-owned.

	2016	New Builds	Closures	Refranchised	2017
Company-owned	3,913	320	(111)	(10)	4,112
Unconsolidated affiliates	836	73	(16)	(2)	891
Franchisees	475	15	(17)	12	485
Total	5,224	408	(144)	—	5,488

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2018 vs. 2017
Income (Expense)	2017	Store Portfolio Actions	Other	F/X	2018
Company sales	$4,863	$395	$114	$123	$5,495
Cost of sales	(1,455)	(130)	(58)	(36)	(1,679)
Cost of labor	(1,013)	(91)	(40)	(23)	(1,167)
Occupancy and other operating expenses	(1,518)	(118)	8	(37)	(1,665)
Restaurant profit	$877	$56	$24	$27	$984

	2017 vs. 2016
Income (Expense)	2016	Store Portfolio Actions	Other	F/X	2017
Company sales	$4,572	$142	$235	$(86)	$4,863
Cost of sales	(1,374)	(42)	(65)	26	(1,455)
Cost of labor	(932)	(32)	(65)	16	(1,013)
Occupancy and other operating expenses	(1,523)	(36)	16	25	(1,518)
Restaurant profit	$743	$32	$121	$(19)	$877

In 2018, the increase in Company sales and Restaurant profit associated with store portfolio actions, excluding the impact of F/X, was driven by net unit growth including the acquisition of Wuxi KFC. Significant other factors impacting Company sales and Restaurant profit were the same-store sales growth, labor efficiency, and a decrease in advertising expenses, partially offset by higher labor costs mainly due to wage inflation of 6%, higher promotion cost and commodity inflation of 2%.

In 2017, the increase in Company sales and Restaurant profit associated with store portfolio actions, excluding the impact of F/X, was driven by net unit growth. Significant other factors impacting Company sales and Restaurant profit were the same-store sales growth and the favorable impact from retail tax structure reform (primarily in cost of sales), partially offset by higher labor costs mainly due to wage inflation of 7%, promotion costs and commodity inflation of 1%.

Franchise Fees and Income

In 2018, the decrease in Franchise fees and income, excluding the impact of F/X, was primarily driven by the acquisition of Wuxi KFC, partially offset by net unit growth and same-store sales growth for the unconsolidated affiliates and franchisees.

2018 Form 10-K

In 2017, the increase in Franchise fees and income, excluding the impact of F/X, was driven by the impact of net unit growth, refranchising and same-store sales growth for the unconsolidated affiliates and franchisees.

G&A Expenses

In 2018, the increase in G&A expenses, excluding the impact of F/X, was driven by higher compensation cost mainly due to merit increases.

In 2017, the increase in G&A expenses, excluding the impact of F/X, was driven by higher compensation costs mainly due to merit increases and higher incentive compensation associated with improved operating results of KFC.

Operating Profit

In 2018, the increase in Operating Profit, excluding the impact of F/X, was primarily driven by the Company same-store sales growth and net unit growth, partially offset by higher restaurant operating costs due to wage inflation, promotion costs and commodity inflation, and higher G&A expenses.

In 2017, the increase in Operating Profit, excluding the impact of F/X, was driven by the impact of the same-store sales growth, the favorable impact of retail tax structure reform and net unit growth and lower closure and impairment expenses, partially offset by higher restaurant operating costs due to wage inflation and promotion costs, and higher G&A expenses.

Pizza Hut

During 2018, we continued to make progress with the Pizza Hut revitalization program. The revitalization strategy of Pizza Hut focuses on fixing the fundamentals, including investments in product upgrades and enhancing digital capabilities through expanding the user base while working closely with aggregators and improving asset portfolio to drive growth.

				% B/(W)
				2018				2017
	2018	2017	2016	Reported		Ex F/X		Reported		Ex F/X
Company sales	$2,106	$2,090	$1,993	1		(2)		5		7
Franchise fees and income	3	2	2	18		16		29		30
Revenues from transactions with franchisees and unconsolidated affiliates	$2	1	1	12		11		36		38
Total revenues	$2,111	$2,093	$1,996	1		(2)		5		7
Restaurant profit	$216	$292	$266	(26)		(28)		9		12
Restaurant margin %	10.3%	13.9%	13.4%	(3.6)	ppts.	(3.6)	ppts.	0.5	ppts.	0.5	ppts.
G&A expenses	$102	$108	$99	5		8		(8)		(10)
Franchise expenses	$2	$2	$3	(22)		(19)		40		40
Expenses for transactions with franchisees and unconsolidated affiliates	$2	$1	$1	(10)		(9)		(36)		(38)
Closure and impairment expenses, net	$19	$27	$17	31		32		(60)		(61)
Other income, net	$(2)	$—	$—	NM		NM		—		—
Operating Profit	$98	$157	$149	(38)		(41)		5		8

2018 Form 10-K

	2018	2017
System Sales Growth	1%	5%
System Sales (Decline) Growth, excluding F/X	(1)%	7%
Same-Store Sales (Decline) Growth	(5)%	1%

				% Increase
Unit Count	2018	2017	2016	2018	2017
Company-owned	2,188	2,166	2,057	1	5
Franchisees	52	29	24	79	21
	2,240	2,195	2,081	2	5

	2017	New Builds	Closures	Refranchised	2018
Company-owned	2,166	140	(110)	(8)	2,188
Franchisees	29	17	(2)	8	52
Total	2,195	157	(112)	—	2,240

	2016	New Builds	Closures	Refranchised	2017
Company-owned	2,057	180	(66)	(5)	2,166
Franchisees	24	—	—	5	29
Total	2,081	180	(66)	—	2,195

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2018 vs. 2017
Income (Expense)	2017	Store Portfolio Actions	Other	F/X	2018
Company sales	$2,090	$60	$(93)	$49	$2,106
Cost of sales	(566)	(21)	(37)	(13)	(637)
Cost of labor	(519)	(14)	8	(13)	(538)
Occupancy and other operating expenses	(713)	(17)	31	(16)	(715)
Restaurant profit	$292	$8	$(91)	$7	$216

	2017 vs. 2016
Income (Expense)	2016	Store Portfolio Actions	Other	F/X	2017
Company sales	$1,993	$125	$9	$(37)	$2,090
Cost of sales	(527)	(34)	(15)	10	(566)
Cost of labor	(484)	(31)	(12)	8	(519)
Occupancy and other operating expenses	(716)	(35)	26	12	(713)
Restaurant profit	$266	$25	$8	$(7)	$292

In 2018, the decrease in Company sales, excluding the impact of F/X, was primarily driven by same-store sales decline. The decrease in Restaurant profit, excluding the impact of F/X, was primarily driven by higher promotion and product upgrade costs, higher labor costs mainly attributable to wage inflation of 6% and same-store sales decline,  partially offset by labor efficiency and net unit growth.

2018 Form 10-K

In 2017, the increase in Company sales and Restaurant profit associated with store portfolio actions, excluding the impact of F/X, was driven by net unit growth. Significant other factors impacting Company sales and Restaurant profit were the favorable impact from retail tax structure reform (primarily in cost of sales), Company same-store sales growth of 1% and labor efficiency, partially offset by higher labor costs including wage inflation of 6%, promotion and product upgrade costs.

G&A Expenses

In 2018, the decrease in G&A expenses, excluding the impact of F/X, was primarily driven by higher government incentives received and lower performance-based compensation, partially offset by higher compensation costs due to merit increases.

In 2017, the increase in G&A expenses, excluding the impact of F/X, was driven by higher compensation costs due to merit increases and increased headcount.

Operating Profit

In 2018, the decrease in Operating Profit, excluding the impact of F/X, was primarily driven by higher restaurant operating costs due to promotion and product upgrade costs and wage inflation, and same-store sales decline, partially offset by labor efficiency, net unit growth, lower closure and impairment expenses primarily due to lapping the impact of the Pizza Hut business integration during 2017, and lower G&A expenses.

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

2018 Form 10-K

All Other Segments

All Other Segments includes East Dawning, Little Sheep, Taco Bell and Daojia.

				% B/(W)
				2018				2017
	2018	2017	2016	Reported		Ex F/X		Reported		Ex F/X
Company sales	$31	$40	$57	(22)		(24)		(31)		(29)
Franchise fees and income	6	5	3	41		39		49		51
Revenues from transactions with franchisees and unconsolidated affiliates	24	25	15	(4)		(7)		68		72
Other revenues	39	36	25	6		6		43		44
Total revenues	$100	$106	$100	(5)		(7)		5		6
Restaurant (loss) profit	$(1)	$2	$—	NM		NM		NM		NM
Restaurant margin %	(3.7)%	2.9%	(0.3)%	(6.6)	ppts.	(6.6)	ppts.	3.2	ppts.	3.2	ppts.
G&A expenses	$32	$26	$15	(23)		(21)		(70)		(71)
Expenses for transactions with franchisees and unconsolidated affiliates	$19	$21	$14	13		15		(58)		(61)
Other operating costs and expenses	$31	$28	$15	(10)		(12)		(87)		(91)
Closure and impairment expenses, net	$—	$—	$3	98		99		85		85
Other (income) loss, net	$(2)	$2	$1	NM		NM		(35)		(38)
Operating Loss	$(12)	$(9)	$(5)	(9)		(16)		(91)		(86)

In both 2018 and 2017, the decreases in Company sales, excluding the impact of F/X, were primarily driven by unit closures and refranchising of Little Sheep units.

In both 2018 and 2017, G&A expenses increased mainly due to G&A expenses incurred by Daojia.

In 2018, the increase in Operating Loss, excluding the impact of F/X, was primarily due to an increase of operating loss of Daojia and a decrease of operating profit of Little Sheep. In 2017, Operating Loss increased due to operating loss generated by Daojia, partially offset by operating profit at Little Sheep.

2018 Form 10-K

Corporate & Unallocated

				% B/(W)
				2018				Ex F/X
	2018	2017	2016	Reported		Ex F/X		Reported		Ex F/X
Company sales(a)	$1	$—	$—	NM		NM		—		—
Revenues from transactions with franchisees and unconsolidated affiliates(b)	514	504	222	2		1		NM		NM
Other revenues(c)	7	—	—	NM		NM		—		—
Expenses for transactions with franchisees and unconsolidated affiliates(b)	512	500	219	(2)		(1)		NM		NM
Other operating costs and expenses	6	—	—	NM		NM		—		—
Corporate G&A expenses	129	185	153	30		31		(21)		(22)
Unallocated closures and impairments	12	—	17	NM		NM		100		100
Other unallocated income	(98)	(9)	(16)	NM		NM		(57)		(56)
Interest income, net	36	25	11	47		44		NM		NM
Investment loss	(27)	—	—	NM		NM		—		—
Changes in fair value of financial instruments	—	—	21	—		—		NM		NM
Income tax provision (See Note 17)	(214)	(379)	(156)	43		45		NM		NM
Effective tax rate (See Note 17)	22.6%	47.2%	23.5%	(25)	ppts	(25)	ppts	(24)	ppts	(24)	ppts

(a)

Amount represents company sales from COFFii & JOY, a coffee concept recently developed by the Company in 2018. As the financial results of COFFii & JOY were not regularly reviewed by the Company’s chief operating decision maker, COFFii & JOY does not represent an operating segment.

(b)

Primarily includes revenues and associated expenses of transactions with franchisees and unconsolidated affiliates derived from the Company’s central procurement model whereby the Company centrally purchases all food and paper products from suppliers then sells and delivers to all restaurants, including franchisees and unconsolidated affiliates. Amounts have not been allocated to any segment for purposes of making operating decisions or assessing financial performance as the transactions are corporate revenues and expenses in nature.

(c)	Primarily includes revenue generated from our mobile e-commerce platform.

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

In 2018, the increase in Revenues from transactions with franchisees and unconsolidated affiliates, excluding the impact of F/X, was mainly driven by system sales growth of franchisees and unconsolidated affiliates, partially offset by the impact from the acquisition of Wuxi KFC.

In 2017, the increase in Revenues from transactions with franchisees and unconsolidated affiliates, excluding the impact of F/X, resulted from launching the central procurement model, whereby we centrally purchase substantially all food and paper products from suppliers for substantially all of our restaurants, including franchisees and unconsolidated affiliates, and then sell and deliver them to the restaurants.

2018 Form 10-K

Corporate G&A Expenses

In 2018, the decrease in Corporate G&A expenses, excluding the impact of F/X, was driven by higher government incentives received, lower performance-based compensations and lower professional service fees.

In 2017, the increase in Corporate G&A expenses, excluding the impact of F/X, resulted from the increases in employee compensation and other expenses attributable to hiring additional personnel, as well as professional services to perform public company functions.

Unallocated Closures and Impairments

In 2018, Unallocated closures and impairments represent the impairment charge of $12 million on intangible assets acquired from Daojia. See Note 6.

In 2016, Unallocated closures and impairments represent the restaurant-level incremental impairment expense of $17 million associated with the 3% license fee paid to YUM which was not included in our restaurant impairment indicator and recoverability tests prior to the separation. See Note 6.

Other Unallocated Income

In 2018, Other unallocated income primarily includes a gain of $98 million recognized from the re-measurement of our previously held equity interest in Wuxi KFC at fair value upon acquisition. See Note 6.

In 2017, Other unallocated income primarily includes refranchising gain and the reversal of contingent consideration previously recorded for a business combination as the likelihood of making payment became remote as disclosed in Note 13.

Interest Income, Net

The increases in interest income, net for both 2018 and 2017 were driven by higher returns on larger balances of short-term investments and cash equivalents which mainly include time deposits.

Investment Loss

In 2018, the Investment loss represents the unrealized loss of $27 million related to investment in equity securities of Meituan Dianping (“Meituan”). See Note 6.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%, withholding tax on repatriation of earnings outside of China, and U.S. corporate income tax, if any. Our effective tax rate was 22.6%, 47.2% and 23.5% in 2018, 2017 and 2016, respectively. The lower effective tax rate in 2018 was due to an adjustment of $36 million to reduce the provisional amount of the transition tax recorded in 2017 as a result of the Tax Act. The higher effective tax rate in 2017 was due to the estimated one-time income tax charge of $164 million as a result of the Tax Act. The lower effective tax rate in 2016 was due to the recognition of tax benefit of $26 million as a result of the legal entity restructuring of our Little Sheep business completed prior to the separation.

2018 Form 10-K

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

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

PRC Value-Added Tax

Effective May 1, 2016, the Chinese government implemented reform to its retail tax structure, which is intended to be a progressive and positive shift to more closely align with a more modern service-based economy. Under this reform, a 6% output value-added tax (“VAT”) replaced the 5% business tax (“BT”) previously applied to certain restaurant sales. VAT was imposed on goods and services at the rates of 17%, 13%, 11% and 6%. Input VAT would be creditable to the aforementioned 6% output VAT.

Effective from July 1, 2017, the 13% VAT rate primarily applicable to certain agricultural products was reduced to 11%.  Effective from May 1, 2018, the VAT rates of 17% and 11% were lowered to 16% and 10%, respectively.  These rate changes impact our input VAT on all materials and certain services, mainly including construction, transportation and leasing. However, the impact on our 2018 operating results is not significant.

Entities that are VAT general taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity by entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as an input VAT credit asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, in the Consolidated and Combined Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT credit asset for recoverability assessment. We evaluate the recoverability of the VAT credit asset based on our estimated operating results and capital spending, which inherently includes significant assumptions that are subject to change.

As of December 31, 2018, an input VAT credit asset of $226 million and payable of $5 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets.. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against VAT payables more than one year from December 31, 2018. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the Company expected to use the credit within one year.

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

2018 Form 10-K

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

Consolidated and Combined Cash Flows

Net cash provided by operating activities was $1,333 million in 2018 as compared to $884 million in 2017. The increase was primarily driven by higher Operating Profit and timing of payments for inventory.

In 2017, net cash provided by operating activities was $884 million in 2017 as compared to $866 million in 2016. The increase was primarily driven by higher Operating Profit, partially offset by higher cash outflow due to timing of payments for inventory and payment of accounts payable, and lapping the cash flow reduction in 2016 associated with increase in accounts receivable due from franchisees and unconsolidated affiliates as a result of launching the central procurement model.

Net cash used in investing activities was $552 million in 2018 as compared to $557 million in 2017. The decrease was primarily driven by cash inflow generated by short-term investment activities, partially offset by the acquisition of Wuxi KFC, investment in Meituan’s ordinary shares and higher capital spending.

In 2017, net cash used in investing activities was $557 million as compared to $471 million in 2016. The increase was primarily driven by increased volume of short-term investments and the acquisition of Daojia in 2017, lapping cash proceeds generated from refranchising in 2016.

Net cash used in financing activities was $518 million in 2018 as compared to $185 million in 2017. The increase was mainly driven by an increase in the number of shares repurchased and cash dividends paid to stockholders in 2018.

In 2017, net cash used in financing activities was $185 million as compared to net cash provided by financing activities of $93 million in 2016. The decrease in cash provided by financing activities was mainly related to share repurchases and cash dividends paid to stockholders in 2017, lapping proceeds from issuance of common stock and warrants offset by changes in net parent investment in 2016.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores and from our franchise operations and dividend payments from our unconsolidated affiliates.

Our ability to fund our future operations and capital needs will depend on our ongoing ability to generate cash from operations. We believe our principal uses of cash in the future will be primarily to fund our operations and to make capital expenditures, distributions to our stockholders and share repurchases as well as any acquisition or investment we may make. We believe that our future cash from operations, together with our access to funds on hand and capital markets, will provide adequate resources to fund these uses of cash and that our existing cash and net cash from operations will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months.

2018 Form 10-K

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

Generally, our income is subject to the Chinese statutory tax rate of 25%. However, to the extent our cash flows from operations exceed our China cash requirements, the excess cash may be subject to an additional 10% withholding tax levied by the Chinese tax authority, subject to any reduction or exemption set forth in relevant tax treaties or tax arrangements.

Dividends and Share Repurchases

On February 7, 2017, we announced that our board of directors authorized a $300 million share repurchase program. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. On October 4, 2017, the board of directors increased Yum China’s existing share repurchase authorization from $300 million to an aggregate of $550 million. On October 30, 2018, the board of directors further increased the share repurchase authorization to an aggregate of $1.4 billion. During the year ended December 31, 2018, the Company repurchased $312 million or 9.0 million shares of common stock under the repurchase program. During the year ended December 31, 2017, the Company repurchased $128 million or 3.4 million shares of common stock under the repurchase program.

On October 4, 2017, the board of directors also approved a regular quarterly cash dividend program, and declared an initial cash dividend of $0.10 per share on Yum China common stock. Total cash dividends of $38 million were paid to stockholders in December 2017. The Company paid a cash dividend of $0.10 per share for each of the first three quarters of 2018 and $0.12 per share for the fourth quarter of 2018. Total cash dividends of $161 million were paid to stockholders in 2018.

On January 31, 2019, the board of directors declared a cash dividend of $0.12 per share, payable on March 21, 2019, to stockholders of record as of the close of business on February 28, 2019.

2018 Form 10-K

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

Borrowing Capacity

As of December 31, 2018, the Company had credit facilities of RMB2,876 million (approximately $418 million), comprised of onshore credit facilities of RMB1,500 million (approximately $218 million) in the aggregate and offshore credit facilities of $200 million in the aggregate.

The credit facilities had remaining terms of one year or less as of December 31, 2018. Each credit facility bears interest based on the prevailing rate stipulated by the PBOC or London Interbank Offered Rate (LIBOR) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain financial covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. As of December 31, 2018, the full amount of borrowings was available to us under each facility.

Contractual Obligations

Our significant contractual and other long-term obligations and payments as of December 31, 2018 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Leases(a)	$37	$3	$6	$6	$22
Operating Leases(a)	2,775	466	834	611	864
Purchase Obligations(b)	203	44	73	30	56
Transition Tax(c)	46	2	8	12	24
Total Contractual Obligations	$3,061	$515	$921	$659	$966

(a)	These obligations, which are shown on a nominal basis, relate primarily to more than 6,800 Company-owned restaurants. See Note 12.

(b)

Purchase obligations relate primarily to supply and service agreements. We have excluded agreements that are cancelable without penalty or have a remaining term not in excess of one year. Such commitments are generally near term in nature, will be funded from operating cash flows, and are not significant to the Company’s overall financial position.

(c)

This amount represents an updated transition tax payable on the deemed repatriation of accumulated undistributed foreign earnings after utilizing existing qualified foreign tax credits, which is to be paid over a maximum of eight years beginning in 2018.

2018 Form 10-K

We have not included in the contractual obligations table approximately $28 million of liabilities for unrecognized tax benefits relating to various tax positions we have taken. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. These liabilities exclude amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

Off-Balance Sheet Arrangements

See the Unconsolidated Affiliates Guarantees sections of Note 19 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

See Note 2 for details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The FASB subsequently issued amendments to clarify the implementation guidance. The Company will adopt these standards in our first quarter of fiscal 2019. We currently plan to elect the optional transition method, which allows us to record a cumulative-effect adjustment in the period of adoption without restating prior periods. Additionally, we currently plan to use the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We also plan to elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. We expect that this standard will have a material effect on our financial statements. We currently believe the most significant changes relate to the recognition and measurement of right-of-use (“ROU”) assets and lease liabilities on our balance sheet for operating leases of the land and/or building of our restaurants and office space. The adoption of the standard is expected to result in recognition of ROU assets and lease liabilities of approximately $2.0 billion and $2.2 billion, respectively, as of January 1, 2019. We do not believe the standard will materially affect our income statement, except for additional impairment of ROU assets, which could be material given the size of ROU assets.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. In November 2018, the FASB issued ASU 2018-19: Codification Improvements to Topic 326, Financial Instruments-Credit Losses to clarify the implementation guidance. ASU 2016-13 is effective for the Company in our first quarter of 2020, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. ASU 2018-02 is effective for the Company from January 1, 2019, with early adoption permitted. We will adopt the standard in the first quarter of 2019, and do not expect the adoption of this guidance will have a material impact on our financial statements.

2018 Form 10-K

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new guidance largely aligns the accounting for share-based awards issued to employees and non-employees. Existing guidance for employee awards will apply to non-employee share-based transactions with limited exceptions. The new guidance also clarifies that any share- based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for the Company from January 1, 2019, with early adoption permitted. We will adopt the standard in the first quarter of 2019, and do not expect the adoption of this guidance will have a material impact on our financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework –changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amended the fair value measurement guidance by modifying disclosure requirements. ASU 2018-13 is effective for the Company from January 1, 2020, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with those for an internal-use software license. ASU 2018-15 is effective for the Company from January 1, 2020, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements  (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18) (“ASU 2018-18”), which clarifies that transactions in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer for a distinct good or service. The amendment also precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 is effective for the Company from January 1, 2020, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

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

Loyalty Programs

Each of the Company’s reportable segments, KFC and Pizza Hut, operates a loyalty program that allows registered members to earn points for each qualifying purchase. Points, which generally expire 18 months after being earned, may be redeemed for future purchases of KFC or Pizza Hut branded products or other products for free or at a discounted price. Points cannot be redeemed or exchanged for cash. The estimated value of points earned by the loyalty program members is recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed, with a corresponding deferred revenue liability included in Accounts payable and other current liabilities in the Consolidated Balance Sheets and subsequently recognized into revenue when the points are redeemed or expired. The Company estimates the value of the future redemption obligations based on the estimated value of the product for which points are expected to be redeemed and historical redemption patterns, including an estimate of the breakage for points that members will never redeem. The Company reviews these estimates at least annually based upon the latest available information regarding redemption and expiration patterns.

2018 Form 10-K

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

We evaluate indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist. We perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter. When we evaluate these assets for impairment, we have the option to first perform a qualitative assessment to determine whether an intangible asset group is impaired.  If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of the intangible asset group is less than its carrying amount, we will then perform quantitative assessment. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset. We only have one material indefinite-lived intangible asset, which is our Little Sheep trademark. The Little Sheep trademark had a book value of $53 million and $56 million at December 31, 2018 and 2017, respectively.

2018 Form 10-K

Our 2016 fair value estimate of the Little Sheep trademark exceeded its carrying value. Fair value was determined using a relief-from-royalty valuation approach that included estimated future revenues as a significant input, and a discount rate of 12% for 2016, as our estimate of the required rate-of-return that a third-party buyer would expect to receive when purchasing the Little Sheep trademark. The primary drivers of fair value include franchise revenue growth and revenues from a wholly-owned business that sells seasoning to retail customers. Franchise revenue growth reflects annual same-store sales growth of 4% and approximately 35 new franchise units per year, partially offset by the impact of approximately 25 franchise closures per year. The seasoning business is forecasted to generate sales growth rates consistent with historical results.

In 2018 and 2017, we elected to perform the qualitative impairment assessment for the Little Sheep trademark by evaluating all pertinent factors, including but not limited to macroeconomic conditions, industry and market conditions and financial performance and concluded that it was more likely than not that the asset was not impaired.

Our definite-lived intangible assets that are not allocated to an individual restaurant are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.  An intangible asset that is deemed not recoverable on a undiscounted basis is written down to its estimated fair value, which is our estimate of the price a willing buyer would pay for the intangible asset based on discounted expected future after-tax cash flows.  For purposes of our impairment analysis, we update the cash flows that were initially used to value the definite-lived intangible asset to reflect our current estimates and assumptions over the asset’s future remaining life.

In 2018, we recorded an impairment charge of $12 million primarily attributable to the platform of the Daojia business. The fair value was determined using a relief-from-royalty valuation approach that was based on unobservable inputs, including estimated future sales, royalty rates as well as the selection of an appropriate discount rate based on weighted-average cost of capital and company-specific risk premium, which are considered Level 3 inputs.

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

2018 Form 10-K

Our goodwill of $108 million as of December 31, 2017 was related to the KFC, Pizza Hut and Daojia reporting units. It was increased to $266 million as of December 31, 2018 primarily due to the acquisition of Wuxi KFC during the first quarter of 2018. We performed a qualitative impairment assessment for each of our individual reporting units of KFC and Pizza Hut in 2018. The fair value of each reporting unit was substantially in excess of the respective carrying value as of the annual assessment date in 2018, and no changes in events or circumstances have occurred that indicate that impairment may exist. We performed a quantitative impairment assessment for the Daojia reporting unit at the beginning of the fourth quarter of 2018 in accordance with our accounting policy. As a result, the fair value of the Daojia reporting unit was in excess of the carrying value as of the annual assessment date in 2018. No impairment charge on goodwill was recorded in 2018, 2017 and 2016.

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

Financial Instruments

The Post-Closing Adjustment related to and the warrants issued in the investment with the Investors are accounted for as derivative instruments and liability-classified equity contracts, respectively (see Note 13). They were initially measured at fair value as of November 1, 2016, the date when shares of common stock were issued, and were subject to subsequent fair value measurement until December 30, 2016. The Company adopted the Monte-Carlo Simulation model and the Black-Scholes option-pricing model in deriving the fair value of the Post-Closing Adjustment and the warrants, respectively.

Under the valuation models, we made a number of assumptions, including:

•	the expected future volatility of the price of shares of Yum China common stock;

•	the risk-free interest rate;

•	the expected dividend yield; and

•	the estimated price of shares of Yum China common stock over the measurement period.

2018 Form 10-K

We estimated the expected future volatility of Yum China common stock based on the historical price volatility of the publicly traded shares of common stock of comparable companies. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield in effect with maturity terms equal to the term of the financial instruments. The dividend yield was estimated based on the Company’s dividend policy. The estimated price of shares of Yum China common stock over the measurement period was based on simulated stock prices and the market conditions defined in the terms in each simulated path.

The valuation models require the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate and, as a result, our operating income and net income.

Share-Based Compensation

We account for share awards issued to employees in accordance with Accounting Standards Codification Topic 718 (“ASC 718”), Compensation-Stock Compensation. Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period. We recognize share-based compensation expense for awards granted to employees and non-employee directors using the straight-line method.

We estimated the fair value of stock options and stock appreciation rights (“SARs”) at the grant date using the Black-Scholes option-pricing model. It should be noted that the option-pricing model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate and, as a result, our operating profit and net income. Performance share units (“PSUs”) have market-based conditions that are based on Yum China’s total shareholder return performance relative to peer group in the MSCI International China Index, measured over a three-year period from the beginning of 2018 to the end of 2020. The fair values of PSUs have been valued based on the outcome of a Monte-Carlo Simulation model. The total amount of fair value for the PSUs is not material to the Company’s financial statements.

Under the Black-Scholes option-pricing model, we made a number of assumptions regarding the fair value of the share-based awards, including:

•	the expected future volatility of the price of shares of Yum China common stock;

•	the risk-free interest rate;

•	the expected dividend yield; and

•	the expected term.

We estimated the expected future volatility of the price of shares of Yum China common stock based on the historical price volatility of the publicly traded shares of common stock of comparable companies. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield in effect with maturity terms equal to the expected term of the awards. The dividend yield was estimated based on the Company’s dividend policy. We use historical turnover data to estimate the expected forfeiture rate.

2018 Form 10-K

PRC Value-Added Tax

As of December 31, 2018, an input VAT credit asset of $226 million and payable of $5 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT credit asset for recoverability assessment. We evaluate the recoverability of the VAT credit asset based on our estimated operating results and capital spending, which inherently include significant assumptions subject to change. Key assumptions include the following:

•	Estimated growth rate for revenues;

•	Estimated restaurant expenses and other costs;

•	Estimated new unit development and asset upgrades.

We also consider qualitative factors including the fact that such assets can be carried forward indefinitely to offset future VAT payables, our ability to manage the accumulation of the input VAT credits and potential changes in VAT rates. We did not make an allowance for the recoverability of the input VAT credit asset as of December 31, 2018 and 2017. Changes in any of the assumptions could materially impact the amount of VAT asset and its recoverability and, as a result, our operating income and net income.

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

On December 22, 2017, the Tax Act was signed into law effective for tax years beginning after December 31, 2017. The Tax Act requires complex computations with significant estimates to be performed, significant judgments to be made in interpretation of the provisions, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, the SEC and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our current interpretation. We completed our analysis of the Tax Act in the fourth quarter of 2018 according to guidance released by the U.S. Treasury Department and the IRS as of December 2018 and made an adjustment of $36 million to reduce the provisional amount of the transition tax recorded in 2017 accordingly. The U.S. Treasury Department and the IRS released the final transition tax regulations on January 15, 2019, which was published in the Federal Register on February 5, 2019. We are evaluating the impact on our transition tax computation. Any impact resulting from the final regulations would be accounted for in a subsequent period.

2018 Form 10-K

As a matter of course, we are regularly subject to tax audits and examination by federal, state and foreign tax authorities. We recognize the benefit of positions taken or expected to be taken in our tax returns when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. At December 31, 2018 and 2017, we had $22 million and $28 million, respectively, of unrecognized tax benefits. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. We have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31, 2017 was subject to the one-time transition tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes. We estimate that our total temporary difference for which we have not provided foreign withholding taxes is approximately $2.4 billion at December 31, 2018. The foreign withholding tax rate on this amount is 5% or 10% depending on the manner of repatriation and the applicable tax treaties or tax arrangements.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the year ended December 31, 2018, the Company’s Operating Profit would have decreased approximately $90 million if RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements with our vendors.

2018 Form 10-K

Investment Risk

In September 2018, we invested $74 million in Meituan’s ordinary shares. The equity investment is recorded at fair value, which is measured on a recurring basis and is subject to market price volatility. See Note 6 of the Consolidated and Combined Financial Statements for a further discussion on our investment in Meituan.

2018 Form 10-K

Item 8.	Financial Statements and Supplementary Data.

Financial Statement Schedules

No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above-listed financial statements or notes thereto.

2018 Form 10-K

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors

YUM China Holdings, Inc.:

Opinions on the Consolidated and Combined Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of YUM China Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated and combined statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated and combined financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

2018 Form 10-K

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

Change in Accounting Principle

As discussed in Note 2 to the consolidated and combined financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended.

Basis for Opinions

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

2018 Form 10-K

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

Shanghai,China
February 27, 2019

2018 Form 10-K

Consolidated and Combined Statements of Income

Yum China Holdings, Inc.

Years ended December 31, 2018, 2017 and 2016

(in US$ millions, except per share data)

	2018	2017	2016
Revenues
Company sales	$7,633	$6,993	$6,622
Franchise fees and income	141	141	129
Revenues from transactions with franchisees and unconsolidated affiliates	603	599	299
Other revenues	38	36	25
Total revenues	8,415	7,769	7,075
Costs and Expenses, Net
Company restaurants
Food and paper	2,326	2,034	1,921
Payroll and employee benefits	1,714	1,543	1,432
Occupancy and other operating expenses	2,394	2,245	2,259
Company restaurant expenses	6,434	5,822	5,612
General and administrative expenses	456	495	429
Franchise expenses	71	71	72
Expenses for transactions with franchisees and unconsolidated affiliates	595	592	295
Other operating costs and expenses	29	28	15
Closures and impairment expenses, net	41	47	78
Other income, net	(152)	(64)	(60)
Total costs and expenses, net	7,474	6,991	6,441
Operating Profit	941	778	634
Interest income, net	36	25	11
Investment loss	(27)	—	—
Changes in fair value of financial instruments	—	—	21
Income Before Income Taxes	950	803	666
Income tax provision	(214)	(379)	(156)
Net income – including noncontrolling interests	736	424	510
Net income – noncontrolling interests	28	26	12
Net Income – Yum China Holdings, Inc.	$708	$398	$498
Weighted-average common shares outstanding (in millions):
Basic	384	387	368
Diluted	395	398	369
Basic Earnings Per Common Share	$1.84	$1.03	$1.35
Diluted Earnings Per Common Share	$1.79	$1.00	$1.35
Cash Dividends Declared Per Common Share	$0.42	$0.10	$—

See accompanying Notes to Consolidated and Combined Financial Statements.

2018 Form 10-K

Consolidated and Combined Statements of Comprehensive Income

Yum China Holdings, Inc.

Years ended December 31, 2018, 2017 and 2016

(in US$ millions)

	2018	2017	2016
Net income - including noncontrolling interests	$736	$424	$510
Other comprehensive income (loss), net of tax of nil
Foreign currency gain (loss) arising during the year	(160)	142	(133)
Comprehensive income - including noncontrolling interests	576	566	377
Comprehensive income - noncontrolling interests	22	31	9
Comprehensive Income - Yum China Holdings, Inc.	$554	$535	$368

See accompanying Notes to Consolidated and Combined Financial Statements.

2018 Form 10-K

Consolidated and Combined Statements of Cash Flows

Yum China Holdings, Inc.

Years ended December 31, 2018, 2017 and 2016

(in US$ millions)

	2018	2017	2016
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$736	$424	$510
Depreciation and amortization	445	409	402
Closures and impairment expenses	41	47	78
Gain from re-measurement of equity interest upon acquisition	(98)	—	—
Investment loss	27	—	—
Changes in fair value of financial instruments	—	—	(21)
Equity income from investments in unconsolidated affiliates	(65)	(65)	(54)
Distributions of income received from unconsolidated affiliates	63	45	35
Deferred income taxes	33	62	(42)
Share-based compensation expense	24	26	16
Changes in accounts receivable	(13)	1	(54)
Changes in inventories	(23)	(11)	(96)
Changes in prepaid expenses and other current assets	(22)	(15)	7
Changes in accounts payable and other current liabilities	254	(56)	123
Changes in income taxes payable	17	3	6
Other, net	(86)	14	(44)
Net Cash Provided by Operating Activities	1,333	884	866
Cash Flows – Investing Activities
Capital spending	(470)	(415)	(436)
Purchases of short-term investments	(604)	(596)	(136)
Maturities of short-term investments	680	479	53
Proceeds from disposal of aircraft	—	—	19
Acquisition of business, net of cash acquired	(91)	(25)	—
Investment in equity securities	(74)	—	—
Other, net	7	—	29
Net Cash Used in Investing Activities	(552)	(557)	(471)
Cash Flows – Financing Activities
Net transfers to Parent	—	—	(357)
Proceeds from issuance of common stock and warrants	—	—	460
Repurchase of shares of common stock	(307)	(128)	—
Cash dividends paid on common stock	(161)	(38)	—
Dividends paid to noncontrolling interests	(36)	(22)	(7)
Other, net	(14)	3	(3)
Net Cash (Used in) Provided by Financing Activities	(518)	(185)	93
Effect of Exchange Rates on Cash and Cash Equivalents	(56)	32	(28)
Net Increase in Cash and Cash Equivalents	207	174	460
Cash and Cash Equivalents – Beginning of Year	1,059	885	425
Cash and Cash Equivalents – End of Year	$1,266	$1,059	$885

Supplemental Cash Flow Data
Cash paid for income tax	208	232	182

See accompanying Notes to Consolidated and Combined Financial Statements.

2018 Form 10-K

Consolidated Balance Sheets

Yum China Holdings, Inc.

December 31, 2018 and 2017

(in US$ millions)

	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$1,266	$1,059
Short-term investments	122	205
Accounts receivable, net	80	79
Inventories, net	307	297
Prepaid expenses and other current assets	177	162
Total Current Assets	$1,952	$1,802
Property, plant and equipment, net	1,615	1,691
Goodwill	266	108
Intangible assets, net	116	101
Deferred income taxes	89	105
Investments in unconsolidated affiliates	81	95
Other assets	491	385
Total Assets	$4,610	$4,287
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,199	$985
Income taxes payable	54	39
Total Current Liabilities	1,253	1,024
Capital lease obligations	25	28
Other liabilities	355	388
Total Liabilities	1,633	1,440
Redeemable Noncontrolling Interest	1	5
Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 392 million shares and 389 million shares issued at December 31, 2018 and 2017, respectively; 379 million shares and 385 million shares outstanding at December 31, 2018 and 2017, respectively	4	4
Treasury stock	(460)	(148)
Additional paid-in capital	2,402	2,375
Retained earnings	944	397
Accumulated other comprehensive (loss) income	(17)	137
Total Equity – Yum China Holdings, Inc.	2,873	2,765
Noncontrolling interests	103	77
Total Equity	2,976	2,842
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$4,610	$4,287

See accompanying Notes to Consolidated and Combined Financial Statements.

2018 Form 10-K

Consolidated and Combined Statements of Equity

Yum China Holdings, Inc.

Years ended December 31, 2018, 2017 and 2016

(in US$ millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other	Parent					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Company	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Investment	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2015	—	$—	$—	$—	$130	$1,791	—	$—	$58	$1,979	$6
Net Income				37		461			19	517	1
Noncontrolling interest loss upon redemption										—	(8)
Foreign currency translation adjustment					(130)				(4)	(134)	1
Comprehensive income (loss)										383	(6)
Dividends declared									(7)	(7)
Net transfers to Parent						(360)				(360)
Capitalization at separation	364	4	1,881			(1,885)				—
Issuance of common stock to Investors	19		364							364
Reclassification of warrants issued to Investors			95							95
Stock repurchased from Investors(a)							(1)	(20)		(20)
Exercise and vesting of share- based awards	—	—	—							—
Share-based compensation			4							4
Cumulative effect of accounting change						(7)				(7)
Balance at December 31, 2016	383	$4	$2,344	$37	$—	$—	(1)	$(20)	$66	$2,431	$—
Net Income				398					26	424
Foreign currency translation adjustment					137				5	142
Comprehensive income										566
Dividends declared									(22)	(22)
Cash dividends declared ($0.10 per common share)				(38)						(38)
Acquisition of business									2	2	5
Repurchase of shares of common stock							(3)	(128)		(128)
Exercise and vesting of share- based awards	6		5							5
Share-based compensation			26							26
Balance at December 31, 2017	389	$4	$2,375	$397	$137	$—	(4)	$(148)	$77	$2,842	$5
Net Income				708					29	737	(1)
Foreign currency translation adjustment					(154)				(6)	(160)
Comprehensive income (loss)										577	(1)
Dividends declared									(33)	(33)
Cash dividends declared ($0.42 per common share)				(161)						(161)
Acquisition of business									36	36
Repurchase of shares of common stock							(9)	(312)		(312)
Exercise and vesting of share- based awards	3	—	—							—
Share-based compensation			24							24
Revaluation of redeemable noncontrolling interest			3							3	(3)
Balance at December 31, 2018	392	$4	$2,402	$944	$(17)	$—	(13)	$(460)	$103	$2,976	$1

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

2018 Form 10-K

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

The Company owns, franchises or has ownership in entities that own and operate restaurants (also referred to as “stores”) under the KFC, Pizza Hut, Taco Bell, East Dawning, Little Sheep and COFFii & JOY concepts (collectively, the “concepts”). In connection with the separation of the Company from YUM, Yum! Restaurants Asia Pte. Ltd., a wholly-owned indirect subsidiary of YUM, and Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company, entered into a 50-year master license agreement with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew, for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC, Pizza Hut and, subject to achieving certain agreed upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China (the “PRC” or “China”), excluding Hong Kong, Taiwan and Macau. In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. We own the intellectual property of East Dawning, Little Sheep and COFFii & JOY and pay no license fee related to these concepts.

In 1987, KFC was the first quick-service restaurant brand to enter China. As of December 31, 2018, there are over 5,900 KFCs in China. We maintain a 58% and 70% controlling interest in the entities that own and operate the KFCs in Shanghai and Beijing, respectively. During the first quarter of 2018, the Company completed the acquisition of an additional 36% equity interest in an unconsolidated affiliate that operates KFC stores in Wuxi, China (“Wuxi KFC”), for cash consideration of approximately $98 million, increasing the Company’s equity interest to 83%, allowing the Company to consolidate the entity. The acquisition was considered immaterial. We began consolidating Wuxi KFC upon the completion of acquisition. We have a 47% noncontrolling ownership in each of our unconsolidated affiliates that own and operate KFCs in Hangzhou and Suzhou.

The first Pizza Hut in China opened in 1990. As of December 31, 2018, there are over 2,200 Pizza Hut restaurants in China.

In 2017, the Company completed the acquisition of a controlling interest in the holding company of DAOJIA.com.cn (“Daojia”), an established online food delivery service provider. The Company agreed to pay cash consideration of $36.7 million to the sellers and made a concurrent capital contribution of $25.0 million to Daojia. As of the completion of the acquisition, the Company held 90% of Daojia’s outstanding shares of common stock, or 80% of its equity interests on a fully-diluted basis.  Daojia became an operating segment of the Company. The acquisition was considered immaterial.

2018 Form 10-K

During the second quarter of 2017, Pizza Hut Casual Dining and Pizza Hut Home Service were combined and reported together as the Pizza Hut reportable segment. As a result, the Company has two reportable segments: KFC, which remains unchanged, and Pizza Hut. Our remaining operating segments, including the operations of East Dawning, Little Sheep, Taco Bell and Daojia, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. As COFFii & JOY is a concept recently developed in 2018, the financial results of COFFii & JOY were not regularly reviewed by the Company’s chief operating decision maker, and COFFii & JOY did not represent an operating segment. Segment financial information for prior years has been recast to align with this change in segment reporting. There was no impact to the consolidated and combined financial statements of the Company as a result of this change. Additional details on our reportable operating segments are included in Note 18.

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

Basis of Preparation and Principles of Consolidation. The accompanying Combined Financial Statements have been prepared on a standalone basis and are derived from YUM’s consolidated financial statements and underlying accounting records. Transactions between the Company and YUM that were not cash settled were considered to be effectively settled at the time the transactions are recorded. The Combined Financial Statements include all revenues, costs, assets and liabilities directly attributable to the Company either through specific identification or allocation. The Consolidated and Combined Statements of Income include allocations for certain of YUM’s Corporate functions which provided a direct benefit to the Company. These costs have been allocated based on Company system sales relative to YUM’s global system sales. System sales include the sales results of all restaurants regardless of ownership. All allocated costs have been deemed to have been paid to YUM in the period in which the costs were recorded. The Company considers the cost allocation methodology and results to be reasonable for the periods prior to October 31, 2016. However, the allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, publicly traded company for the periods prior to October 31, 2016. Upon the separation from YUM, Parent Company Investment was adjusted as a result of settlement of certain assets and liabilities with YUM and formed Yum China’s common stock and additional paid-in capital. See Note 4 for further discussion.

2018 Form 10-K

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

Our most significant variable interests are in entities that operate restaurants under franchise arrangements. We do not generally have an equity interest in our franchisee businesses with the exception of certain entities discussed below. Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees. We have variable interests in certain entities that operate restaurants under franchise agreements through real estate lease arrangements with them to which we are a party. At December 31, 2018, the Company had future lease payments due from franchisees, on a nominal basis, of approximately $59 million. As our franchise arrangements provide our franchisee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

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

We consolidate the entities that operate KFCs in Shanghai, Beijing and Wuxi where we have controlling interests of 58%, 70% and 83%, respectively. We report Net income attributable to noncontrolling interests, which includes the minority shareholders of the entities, separately on the face of our Consolidated and Combined Statements of Income. The portion of equity not attributable to the Company for these entities is reported within equity, separately from the Company’s equity on the Consolidated Balance Sheets.

We have a noncontrolling 47% interest in each of the entities that operate the KFCs in Hangzhou and Suzhou. These entities are not VIEs and our lack of majority voting rights precludes us from controlling these affiliates. Thus, we do not consolidate these affiliates. Instead, we account for them under the equity method. Our share of the net income or loss of these unconsolidated affiliates is included in Other income, net.

Comparative Information. Certain comparative items in the Consolidated and Combined Financial Statements have been reclassified to conform to the current year’s presentation to facilitate comparison.

Fiscal Calendar. Our fiscal year ends on December 31. Effective at the beginning of fiscal 2018, the Company changed its fiscal calendar from two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter, to four three-month quarters ending on March 31, June 30, September 30 and December 31 of each year. The change was made to align with how management now measures performance internally and to facilitate the comparability of our results with peers using calendar quarters. Unaudited quarterly results of all prior financial periods presented have been recast as if they had been reported under our new fiscal calendar (See Note 20).

2018 Form 10-K

Foreign Currency. Our functional currency for the operating entities in China is the Chinese Renminbi (“RMB”), the currency of the primary economic environment in which they operate. Income and expense accounts for our operations are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities are then translated into U.S. dollars at exchange rates in effect at the balance sheet date. As of December 31, 2018, net cumulative translation adjustment loss of $17 million was recorded in Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets. Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency, to the extent they arise, are included in Other income, net in our Consolidated and Combined Statements of Income.

Franchise Operations. We execute agreements which set out the terms of our arrangement with franchisees. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and their payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

The 3% license fees we pay to YUM for the right to sublicense the KFC, Pizza Hut and Taco Bell intellectual property to franchisees and unconsolidated affiliates are recorded in Franchise expenses.

License fees due to YUM for our Company-owned stores are included within restaurant margin in Occupancy and other operating expenses. Total license fees paid to YUM were $263 million, $245 million and $249 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Certain direct costs of our franchise operations are charged to Franchise expenses. These costs include provisions for estimated uncollectible fees, rent or depreciation expense associated with restaurants we sublease to franchisees, and certain other direct incremental franchise support costs.

We also have certain transactions with franchisees and unconsolidated affiliates consist primarily of sales of food and paper products, advertising services and other services provided to franchisees and unconsolidated affiliates. Related expenses are included in Expenses for transactions with franchisees and unconsolidated affiliates.

Revenue Recognition.

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

2018 Form 10-K

Company Sales

Revenues from Company-owned restaurants are recognized when a customer takes possession of the food and tenders payment, which is when our obligation to perform is satisfied. The Company presents sales net of sales-related taxes. We also offer our customers delivery through both our own mobile applications and third-party aggregators’ platforms. For delivery orders placed through our mobile applications, we use our dedicated riders, while for orders placed through third-party aggregators’ platforms, we use either our dedicated riders or aggregators’ delivery staff. With respect to delivery orders delivered by our dedicated riders, we control and determine the price for the delivery service and generally recognize revenue, including delivery fees, when a customer takes possession of the food. In other cases when orders are fulfilled by the delivery staff of aggregators, who control and determine the price for the delivery service, we recognize revenue, excluding delivery fees, when control of the food is transferred to aggregators’ delivery staff. The payment terms with respect to these sales are short-term in nature.

We recognize revenues from prepaid stored-value products, including gift cards and product vouchers, when they are redeemed by the customer. Prepaid gift cards sold at any given point generally expire over the next 36 months, and product vouchers generally expire over a period of up to 12 months. We recognize breakage revenue, which is the amount of prepaid stored-value products that is not expected to be redeemed, either (1) proportionally in earnings as redemptions occur, in situations where the Company expects to be entitled to a breakage amount, or (2) when the likelihood of redemption is remote, in situations where the Company does not expect to be entitled to breakage, provided that there is no requirement for remitting balances to government agencies under unclaimed property laws. The Company reviews its breakage estimates at least annually based upon the latest available information regarding redemption and expiration patterns. Our privilege membership program launched in July 2018 offers privilege members benefits, such as free delivery and discounts on coffee or breakfast items. The associated membership fee is recognized ratably over the membership period.

Franchise Fees and Income

Franchise fees and income primarily include upfront fees, such as initial fees and renewal fees, and continuing fees. We have determined that the services we provide in exchange for upfront fees and continuing fees are highly interrelated with the franchise right. We recognize upfront fees received from a franchisee as revenue over the term of the franchise agreement or the renewal agreement because the franchise rights are accounted for as rights to access our symbolic intellectual property in accordance with ASC 606. The franchise agreement term is generally 10 years for KFC and Pizza Hut, and 5 or 10 years for Little Sheep. We recognize continuing fees, which are based upon a percentage of franchisee sales, as those sales occur.

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

2018 Form 10-K

For advertising services, the Company often engages third parties to provide services and acts as a principal in the transaction based on our responsibilities of defining the nature of the services and administering and directing all marketing and advertising programs in accordance with the provisions of our franchise agreements. The Company collects advertising contributions, which are generally based on certain percentage of sales from substantially all of our restaurants, including franchisees and unconsolidated affiliates. Other services provided to franchisees and unconsolidated affiliates consist primarily of customer support and technology support services. Advertising services and other services provided are highly interrelated to franchise right, and are not considered individually distinct. We recognize revenue when the related sales occur.

Loyalty Programs.

Each of the Company’s reportable segments, KFC and Pizza Hut, operates a loyalty program that allows registered members to earn points for each qualifying purchase. Points, which generally expire 18 months after being earned, may be redeemed for future purchases of KFC or Pizza Hut branded products or other products for free or at a discounted price. Points cannot be redeemed or exchanged for cash. The estimated value of points earned by the loyalty program members is recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed, with a corresponding deferred revenue liability included in Accounts payable and other current liabilities on the Consolidated Balance Sheets and subsequently recognized into revenue when the points are redeemed or expired. The Company estimates the value of the future redemption obligations based on the estimated value of the product for which points are expected to be redeemed and historical redemption patterns, including an estimate of the breakage for points that members will never redeem. The Company reviews the estimated value of points at least annually based upon the latest available information regarding redemption and expiration patterns.

Direct Marketing Costs. We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown. Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant. Our direct marketing expenses incurred for Company-owned restaurants were $341 million, $333 million and $332 million in 2018, 2017 and 2016, respectively, and were included in Occupancy and other operating expenses. In addition, the direct marketing costs incurred for franchisees and unconsolidated affiliates were $62 million, $69 million and $61 million in 2018, 2017 and 2016, respectively, and were recorded in Expenses for transactions with franchisees and unconsolidated affiliates.

Research and Development Expenses. Research and development expenses, which are expensed as incurred, are reported in G&A expenses. Research and development expenses were $4 million in 2018 and $5 million in each of 2017 and 2016.

2018 Form 10-K

Share-Based Compensation. Prior to the separation, all employee equity awards were granted by YUM. Upon the separation, holders of outstanding YUM equity awards generally received both adjusted YUM awards and Yum China awards, or adjusted awards of either YUM or Yum China in their entirety, to maintain the pre-separation intrinsic value of the awards. The modified equity awards have the same terms and conditions as the awards held immediately before the separation, except the number of shares and the price were adjusted. The incremental compensation cost, measured as the excess of the fair value of the award immediately after the modification over the fair value of the award immediately before the modification, based on Black-Scholes option-pricing model was immaterial, and YUM and the Company continue to recognize the unamortized fair value of the awards over the remaining requisite service period as their respective employees continue to provide services. All awards granted following the separation were granted under the Company’s Long Term Incentive Plan (the “2016 Plan”). We recognize all share-based payments to employees and directors, including grants of stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and performance share units (“PSUs”), in the Consolidated and Combined Financial Statements as compensation cost over the service period based on their fair value on the date of grant. This compensation cost is recognized over the service period on a straight-line basis for awards that actually vest. We present this compensation cost consistent with the other compensation costs for the employee recipient in either payroll and employee benefits or G&A expenses. Share-based compensation expense includes an allocation of amounts incurred by YUM for services provided on our behalf prior to the separation. See Note 15 for further discussion of YUM’s share-based compensation plans.

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

2018 Form 10-K

When we believe it is more likely than not a restaurant or groups of restaurants will be refranchised for a price less than their carrying value, but do not believe the restaurant(s) have met the criteria to be classified as held for sale, we review the restaurants for impairment. We evaluate the recoverability of these restaurant assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the restaurant or group of restaurants. For restaurant assets that are not deemed to be recoverable, we recognize impairment for any excess of carrying value over the fair value of the restaurants, which is based on the expected net sales proceeds. To the extent ongoing agreements to be entered into with the franchisee simultaneous with the refranchising are expected to contain terms, such as royalty rates, not at prevailing market rates, we consider the off-market terms in our impairment evaluation. We recognize any such impairment charges in Refranchising gain. Refranchising gain includes the gains or losses from the sales of our restaurants to new and existing franchisees, including any impairment charges discussed above. We recognize gains on restaurant refranchising when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity and we are satisfied that the franchisee can meet its financial obligations.

When we decide to close a restaurant, it is reviewed for impairment and depreciable lives are adjusted based on the expected disposal date. Other costs incurred when closing a restaurant such as costs of disposing of the assets as well as other facility-related expenses are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, if any. Any costs recorded upon store closure as well as any subsequent adjustments to liabilities for remaining lease obligations as a result of lease termination or changes in estimates of sublease income are recorded in Closures and impairment expenses. In the event we are forced to close a store and receive compensation for such closure, that compensation is recorded in Closures and impairment expenses. To the extent we sell assets associated with a closed store, any gain or loss upon that sale is also recorded in Closures and impairment expenses.

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

2018 Form 10-K

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law effective for tax years beginning after December 31, 2017. The Tax Act requires complex computations with significant estimates to be performed, significant judgments to be made in interpretation of the provisions, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, the SEC and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our current interpretation. We completed our analysis of the Tax Act in the fourth quarter of 2018 according to guidance released by the U.S. Treasury Department and the IRS as of December 2018 and made an adjustment of $36 million to reduce the provisional amount for transition tax recorded in 2017 accordingly. The U.S. Treasury Department and the IRS released the final transition tax regulations on January 15, 2019, which was published in the Federal Register on February 5, 2019. We are evaluating the impact on our transition tax computation. Any impact resulting from the final regulations would be accounted for in a subsequent period.

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

2018 Form 10-K

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

Pursuant to the EIT Law, a 10% PRC withholding tax is generally levied on dividends declared by companies in China to their non-resident enterprise investors unless otherwise reduced according to treaties or arrangements between the Chinese central government and the governments of other countries or regions where the non-China resident enterprises are incorporated. Hong Kong has a tax arrangement with mainland China that provides for a 5% withholding tax on dividends distributed to a Hong Kong resident enterprise, upon meeting certain conditions and requirements, including, among others, that the Hong Kong resident enterprise own at least 25% equity interest of the Chinese enterprise and is a “beneficial owner” of the dividends, subject to certain post filing review by the Chinese local tax authority. We believe that our Hong Kong subsidiary, which is the equity holder of our Chinese subsidiaries, met the relevant requirements pursuant to the tax arrangement between mainland China and Hong Kong in 2018 and is expected to meet the requirements in the subsequent years; thus, it is more likely than not that our dividends declared or earnings expected to be repatriated since 2018 are subject to the reduced withholding tax of 5%.

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

Cash and Cash Equivalents. Cash equivalents represent highly liquid investments with original maturities not exceeding three months and are primarily comprised of time deposits and money market funds. Cash and overdraft balances that meet the criteria for right to offset are presented net on our Consolidated Balance Sheets.

Short-term Investments. Short-term investments primarily represent time deposits with original maturities of over three months but less than one year when purchased.

2018 Form 10-K

Receivables. Receivables consist of trade receivables and royalties from franchisees and unconsolidated affiliates, and are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts receivable on the Consolidated Balance Sheets. Our provision for uncollectible receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due. Additionally, we monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe it probable that our franchisees will be unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Trade receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. Receivables due from unconsolidated affiliates including trade receivables and dividend receivables were $65 million and $69 million as of December 31, 2018 and 2017, respectively.

Receivables from Payment Processors or Aggregators. Receivables from payment processors such as WeChat and Alipay or aggregators are cash due from them for clearing transactions and are included in Prepaid expenses and other current assets. The cash was paid by customers through these payment processors or aggregators for food provided by the Company. The Company considers and monitors the credit worthiness of the third-party payment processors and aggregators used. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Receivable balances are written off after all collection efforts have been exhausted. As of December 31, 2018, no allowance for doubtful accounts was provided for such receivables.

Inventories. We value our inventories at the lower of cost (computed on the first-in, first-out method) or market.

Property, Plant and Equipment. We state PP&E at cost less accumulated depreciation and amortization. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets as follows: 20 to 50 years for buildings, the lesser of estimated useful lives (5 to 10 years) and remaining lease term for leasehold improvements, 3 to 10 years for restaurant machinery and equipment and 3 to 5 years for capitalized software costs. We suspend depreciation and amortization on assets related to restaurants that are held for sale.

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

2018 Form 10-K

From time to time, we purchase the rights to use government-owned land and the building occupying the land for a fixed period of time. These land use rights and related buildings are recorded in Other Assets and Property, Plant and Equipment in our Consolidated Balance Sheets, and are amortized on a straight-line basis over the term of the land use right.

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

2018 Form 10-K

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

Our definite-lived intangible assets that are not allocated to an individual restaurant are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. An intangible asset that is deemed not recoverable on an undiscounted basis is written down to its estimated fair value, which is our estimate of the price a willing buyer would pay for the intangible asset based on discounted expected future after-tax cash flows. For purposes of our impairment analysis, we update the cash flows that were initially used to value the definite-lived intangible asset to reflect our current estimates and assumptions over the asset’s future remaining life. During the year ended December 31, 2018, we recorded an impairment charge of $12 million on intangible assets associated with the acquisition of the Daojia business.

Equity Investments. The Company’s equity investments include investments in unconsolidated affiliates and investments in equity securities with readily determinable fair value.

The Company applies the equity method to account for the investments in unconsolidated affiliates over which it has significant influence but does not control. Equity method investments are included as Investments in unconsolidated affiliates on our Consolidated Balance Sheets. Our share of the earnings or losses of equity method investees are included within Other income, net on our Consolidated and Combined Statements of Income. We record impairment charges related to an investment in an unconsolidated affiliate whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary. In addition, we evaluate our investments in unconsolidated affiliates for impairment when they have experienced two consecutive years of operating losses.

For our investments in equity securities with readily determinable fair value, over which the Company has neither significant influence nor control, they are measured at fair value with subsequent changes recognized in net income.

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

2018 Form 10-K

Guarantees. We account for guarantees in accordance with ASC Topic 460 (“ASC 460”), Guarantees. Accordingly, the Company evaluates its guarantees to determine whether (a) the guarantee is specifically excluded from the scope of ASC 460, (b) the guarantee is subject to ASC 460 disclosure requirements only, but not subject to the initial recognition and measurement provisions, or (c) the guarantee is required to be recorded in the financial statements at fair value. The Company provides: (i) indemnifications to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with third-party claims; and (ii) indemnifications of officers and directors against third-party claims arising from the services they provide to the Company. To date, the Company has not incurred costs as a result of these obligations and does not expect to incur material costs in the future. Accordingly, the Company has not accrued any liabilities on the Consolidated Balance Sheets related to these indemnifications.

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

Retirement Plans. Certain of the Company’s employees participate in noncontributory defined benefit plans and post-retirement medical plans sponsored by YUM prior to October 31, 2016. For these plans, the Company considers them to be part of multi-employer plans. YUM has allocated expenses related to our employees’ participation in these plans in our Consolidated and Combined Statements of Income. However, our Combined Balance Sheets do not reflect any assets or liabilities related to these plans. We consider the expense allocation methodology and results to be reasonable for the periods prior to October 31, 2016. See Note 4 for additional information. Subsequent to the separation, employees participating in YUM’s plans were enrolled in the Yum China Holdings, Inc. Leadership Retirement Plan (“YCHLRP”), as discussed below.

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

2018 Form 10-K

Entities that are VAT general taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity by entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as an input VAT credit asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, on the Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT credit asset for recoverability assessment. We evaluate the recoverability of the VAT credit asset based on our estimated operating results and capital spending, which inherently includes significant assumptions that are subject to change.

As of December 31, 2018, an input VAT credit asset of $226 million and payable of $5 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against VAT payables more than one year from December 31, 2018. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the Company expected to use the credit within one year.

Earnings Per Share. Basic earnings per share represent net earnings to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. See Note 5 for further information.

Common Stock Repurchases. We may repurchase shares of Yum China common stock under a program authorized by our board of directors from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. Shares repurchased are included in treasury stock in the financial statements.

Parent Company Investment. Parent Company Investment represents YUM’s historical investment in the Company, the Company’s accumulated net earnings after taxes, and the net effect of transactions with and allocations from YUM prior to the separation from YUM on October 31, 2016. The Consolidated and Combined Statements of Equity include net cash transfers to and from YUM and the Company. All intercompany transactions that are not cash settled through Parent Company Investment in the accompanying Consolidated Balance Sheets are considered to be settled at the time the transaction is recorded. The total net effect of the settlement of these transactions is reflected in financing activities in the accompanying Consolidated and Combined Statements of Cash Flows. Upon the separation, Parent Company Investment was adjusted as a result of settlement of certain assets and liabilities with YUM and formed the Company’s common stock and additional paid-in capital.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. The standard allows for either a full retrospective or modified retrospective transition method. In March, April and May 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-04, Liabilities – Extinguishments of liabilities (Subtopic 450-20): Revenue of Breakage for Certain Prepaid Stored-Value Products (a consensus of the FASB Emerging Issues Task Force), ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The Company adopted these standards on January 1, 2018 and applied the full retrospective approach and recast financial statements for 2017 and 2016. The cumulative adjustment to opening equity as of January 1, 2016 was immaterial.

2018 Form 10-K

The new standard did not have an impact on our recognition of revenue from Company-owned restaurants or our recognition of continuing fees from franchisees and unconsolidated affiliates; however, it changed the way we account for upfront fees. Upfront fees, such as initial and renewal fees from franchisees and unconsolidated affiliates were previously recognized as revenue when we performed substantially all initial services required by the franchise agreement, generally upon the opening of a store or when a renewal agreement with a franchisee became effective. We now recognize the upfront fees from franchisees and unconsolidated affiliates as revenue over the term of each franchise agreement as the franchise rights are accounted for as rights to access our symbolic intellectual property in accordance with the new standard. Any unamortized portion of fees received is accounted for as a contract liability.

The new standard also had an impact on certain transactions we entered into with franchisees and unconsolidated affiliates, such as sales of food and paper products and advertising services. These transactions were previously either not included or presented on a net basis in our statements of income or cash flows based on industry-specific guidance included in previous accounting guidance, which was superseded by the new standard. Under the new standard, we consider ourselves the principal in these arrangements as we have the ability to control a promised good or service before transferring that good or service to the customer. Therefore, we include such transactions in revenues and expenses in the Consolidated and Combined Statements of Income with no significant impact to Net income.

Adoption of this guidance impacted our previously reported results as follows (in millions, except per share data):

	2017		2016
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Total revenues	$7,144	$7,769	$6,752	$7,075
Total costs and expenses, net	6,359	6,991	6,112	6,441
Operating Profit	785	778	640	634
Net Income – Yum China Holdings, Inc.	403	398	502	498
Basic Earnings Per Common Share	$1.04	$1.03	$1.36	$1.35
Diluted Earnings Per Common Share	$1.01	$1.00	$1.36	$1.35

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amends various aspects of the recognition, measurement, presentation and disclosure of financial instruments. Certain equity investments will be measured at fair value with changes recognized in net income. We adopted ASU 2016-01 on January 1, 2018. While the adoption did not have a material impact on our financial statements, the standard requires our equity investment in Meituan (see Note 6), which was consummated in September 2018, to be re-measured to fair value in each future reporting period with corresponding changes recorded in our Consolidated Statements of Income.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”), which provides clarification regarding how certain cash receipts and cash payment are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2016-15 on January 1, 2018, and such adoption did not have a material impact on our financial statements.

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

2018 Form 10-K

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (“Topic 718”): Scope of Modification Accounting (“ASU 2017-09”), which clarifies that modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the changes in terms or conditions. We adopted ASU 2017-09 on January 1, 2018, and such adoption did not have a material impact on our financial statements.

Note 3 – Revenue

The following table presents revenue disaggregated by types of arrangements and segments:

	2018
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Company sales	$5,495	$2,106	$31	$1	$7,633	$—	$7,633
Franchise fees and income	132	3	6	—	141	—	141
Revenues from transactions with franchisees and unconsolidated affiliates	63	2	24	514	603	—	603
Other revenues	—	—	39	7	46	(8)	38
Total revenues	$5,690	$2,111	$100	$522	$8,423	$(8)	$8,415

(a)	Company sales from Corporate and Unallocated represent sales from COFFii & JOY, a coffee concept recently developed by the Company in 2018.

	2017
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$4,863	$2,090	$40	$—	$6,993	$—	$6,993
Franchise fees and income	134	2	5	—	141	—	141
Revenues from transactions with franchisees and unconsolidated affiliates	69	1	25	504	599	—	599
Other revenues	—	—	36	—	36	—	36
Total revenues	$5,066	$2,093	$106	$504	$7,769	$—	$7,769

2018 Form 10-K

	2016
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$4,572	$1,993	$57	$—	$6,622	$—	$6,622
Franchise fees and income	124	2	3	—	129	—	129
Revenues from transactions with franchisees and unconsolidated affiliates	61	1	15	222	299	—	299
Other revenues	—	—	25	—	25	—	25
Total revenues	$4,757	$1,996	$100	$222	$7,075	$—	$7,075

Franchise Fees and Income

	2018	2017	2016
Initial fees, including renewal fees	$7	$6	$5
Continuing fees and rental income	134	135	124
Franchise fees and income	$141	$141	$129

Costs to Obtain Contracts

Costs to obtain contracts represent the portion of upfront license fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates. They meet the requirements to be capitalized as the Company expects to generate future economic benefits from such costs incurred, which allow us to enter into franchise agreements and collect fees. Such costs to obtain contracts are included in Other assets in the Consolidated Balance Sheets and are amortized over the term of the franchise agreement. Subsequent to the separation, we are no longer required to pay YUM any upfront fees that we receive from franchisees and unconsolidated affiliates. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $8 million and $12 million at December 31, 2018 and 2017, respectively.

Contract Liabilities

Contract liabilities at December 31, 2018 and 2017 were as follows:

	2018	2017

Contract liabilities
- Deferred revenue related to prepaid stored-value products	$73	$50
- Deferred revenue related to customer loyalty programs	17	16
- Deferred revenue related to upfront fees	37	39
Total	$127	$105

2018 Form 10-K

Contract liabilities consist of deferred revenue related to prepaid stored-value products, customer loyalty programs and upfront fees. Deferred revenue related to prepaid stored-value products and customer loyalty programs is included in Accounts payable and other current liabilities in the Consolidated Balance Sheets. Deferred revenue related to upfront fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of the year amounted to $46 million and $30 million in 2018 and 2017, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 4 – Transactions with Parent

Prior to the separation, there existed a parent-subsidiary relationship between YUM and the Company.  We had the following transactions with YUM for the ten months ended October 31, 2016:

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

Corporate expense allocations primarily relate to centralized corporate functions, including finance, accounting, treasury, tax, legal, internal audit and risk management functions. In addition, corporate expense allocations include, among other costs, IT maintenance, professional fees for legal services and expenses related to litigation, investigations, or similar matters. Corporate allocations of $11 million were allocated to the Company during the ten months ended October 31, 2016, and have been included in G&A expenses in the Consolidated and Combined Statements of Income. All of the corporate allocations of costs are deemed to have been incurred and settled through Parent Company Investment in the Consolidated Balance Sheets in the period where the costs were recorded. Following the separation from YUM, we perform these functions using our own resources or purchased services.

2018 Form 10-K

License Fee

The Consolidated and Combined Statements of Income include a fee that was historically paid to YUM comprised of initial fees and continuing fees equal to 3% of our Company and franchise sales prior to October 31, 2016.  Total license fees paid to YUM during the ten months ended October 31, 2016 are reflected in the table below:

10 months ended
October 31,
2016
Initial fees – Company	$9
Initial fees – Franchisees	2
Continuing fees – Company	163
Continuing fees – Franchisees	42
Total	$216

Upon adoption of ASC 606, the upfront license fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates were recast and capitalized as Cost to obtain contracts and amortized over the term of the franchise agreement. The recast amount for the ten months ended October 31, 2016 was not material to the total license fee paid.

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

Note 5 – Earnings Per Common Share (“EPS”)

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

2018 Form 10-K

The following table summarizes the components of basic and diluted earnings per share (in millions, except for per share data):

	2018	2017	2016
Net Income – Yum China Holdings, Inc.	$708	$398	$498
Weighted-average common shares outstanding (for basic calculation)(a)	384	387	368
Effect of dilutive share-based awards(a)	9	10	1
Effect of dilutive warrants(b)	2	1	—
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	395	398	369
Basic Earnings Per Share	$1.84	$1.03	$1.35
Diluted Earnings Per Share	$1.79	$1.00	$1.35
Share-based awards and warrants excluded from the diluted EPS computation(c)	6	10	17

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

(b)

Pursuant to the investment agreements dated September 1, 2016, Yum China issued to strategic investors two tranches of warrants on January 9, 2017, with each tranche providing the right to purchase 8,200,405 shares of Yum China common stock, at an exercise price of $31.40 and $39.25 per share, respectively, subject to customary anti-dilution adjustments. The warrants may be exercised at any time through October 31, 2021. The outstanding warrants are included in the computation of diluted EPS, if there is dilutive effect when the average market price of Yum China common stock for the year exceeds the applicable exercise price of the warrants.

(c)

These outstanding employee stock options, stock appreciation rights, RSUs, PSUs and warrants were not included in the computation of diluted EPS because to do so would have been antidilutive for the years presented.

Note 6 – Items Affecting Comparability of Net Income and Cash Flows

Gain from re-measurement of equity interest upon acquisition

In the first quarter of 2018, the Company completed the acquisition of Wuxi KFC. In connection with the acquisition, the Company also recognized a gain of $98 million from the re-measurement of our previously held 47% equity interest at fair value using discounted cash flow valuation approach and incorporating assumptions and estimates that are not observable in the market. Key assumptions used in estimating future cash flows included projected revenue growth and operating expenses, which were based on internal projections, historical performance of stores, and the business environment, as well as the selection of an appropriate discount rate based on weighted-average cost of capital and company-specific risk premium. The gain was not allocated to any segment for performance reporting purposes.

2018 Form 10-K

Meituan Dianping (“Meituan”) investment

The Company subscribed for 8.4 million, or less than 1%, of the ordinary shares of Meituan, an e-commerce platform for services in China, for a total consideration of approximately $74 million, when it launched its initial public offering on the Hong Kong Stock Exchange in September 2018. The Company accounted for the equity securities at fair value with subsequent fair value changes recorded in our Consolidated Statements of Income. The fair value of the investment in Meituan is determined based on the closing market price for the shares at the end of each reporting period. The related unrealized loss recognized in 2018 was $27 million, and was included in Investment loss in our Consolidated Statements of Income.

Daojia impairment

During the year ended December 31, 2018, we recorded an impairment charge of $12 million on the intangible assets acquired from the Daojia business primarily attributable to the Daojia platform. The fair value was determined using a relief-from-royalty valuation approach that was based on unobservable inputs, including estimated future sales, royalty rates as well as the selection of an appropriate discount rate based on weighted-average cost of capital and company-specific risk premium, which are considered Level 3 inputs.

The impairment charge was included in Closures and impairment expenses in our Consolidated Statements of Income, but was not allocated to any segment for performance reporting purposes. We recorded tax benefit of $3 million associated with the impairment and allocated $1 million of the after-tax impairment charge to Net Income - noncontrolling interests, which resulted in a net impairment charge of $8 million allocated to Net Income – YUM China Holdings, Inc.

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

During 2017, in connection with acquisition of Daojia, the redeemable noncontrolling interest was initially measured at fair value and classified outside of permanent equity on our Consolidated Balance Sheets due to redemption rights held by the minority shareholder. In 2018, we allocated $1 million of the after-tax impairment charge to Net Income - noncontrolling interests as a result of the Daojia impairment.

2018 Form 10-K

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

The Company recorded $163.9 million as an additional income tax expense in the fourth quarter of 2017, the period in which the Tax Act was enacted. It includes an estimated one-time transition tax of $129.8 million on the deemed repatriation of accumulated undistributed foreign earnings, $4.5 million primarily related to the re-measurement of certain deferred tax assets based on the rates at which they are expected to reverse in the future, and the valuation allowance of $29.6 million for certain deferred tax assets. We completed our analysis of the Tax Act in the fourth quarter of 2018 according to guidance released by the U.S. Treasury Department and IRS as of December 2018 and made an adjustment of $36 million to reduce the provisional amount for transition tax recorded in 2017 accordingly.

Note 7 – Other Income, net

	2018	2017	2016
Equity income from investments in unconsolidated affiliates	$65	$65	$54
Gain from re-measurement of equity interest upon acquisition(a)	98	—	—
Foreign exchanges and other	(11)	(1)	6
Other income, net	$152	$64	$60

(a)

As a result of the acquisition of Wuxi KFC in the first quarter of 2018, as disclosed in Note 6, the Company recognized a gain of $98 million from the re-measurement of our previously held 47% equity interest at fair value, which was not allocated to any segment for performance reporting purposes.

Note 8 – Supplemental Balance Sheet Information

Accounts Receivables, net	2018	2017
Accounts receivables, gross	$81	$81
Allowance for doubtful accounts	(1)	(2)
Accounts receivables, net	$80	$79

2018 Form 10-K

Prepaid Expenses and Other Current Assets	2018	2017
Prepaid rent	$42	$41
Receivables from payment processors and aggregators	49	40
Dividends receivable from unconsolidated affiliates	20	21
Other prepaid expenses and current assets	66	60
Prepaid expenses and other current assets	$177	$162

Property, Plant and Equipment	2018	2017
Buildings and improvements	$2,121	$2,184
Capital leases, primarily buildings	26	28
Machinery and equipment and construction in progress	1,201	1,204
Property, plant and equipment, gross	3,348	3,416
Accumulated depreciation and amortization	(1,733)	(1,725)
Property, plant and equipment, net	$1,615	$1,691

Depreciation and amortization expense related to property, plant and equipment was $414 million, $391 million and $385 million in 2018, 2017 and 2016, respectively.

Other Assets	2018	2017
VAT assets	$226	$176
Land use right	138	131
Long-term deposits	64	56
Investment in equity securities	47	—
Costs to obtain contracts	8	12
Others	8	10
Other Assets	$491	$385

Amortization expense related to land use right was $5 million, $4 million and $5 million in 2018, 2017 and 2016, respectively.

Accounts Payable and Other Current Liabilities	2018	2017
Accounts payable	$619	$420
Accrued compensation and benefits	200	219
Accrued capital expenditures	137	142
Contract liabilities	96	72
Accrued marketing expenses	32	28
Other current liabilities	115	104
Accounts payable and other current liabilities	$1,199	$985

Other Liabilities	2018	2017
Deferred escalating minimum rent	$144	$162
Contract liabilities	31	33
Accrued income tax payable	71	112
Deferred income tax liabilities	65	32
Other noncurrent liabilities	44	49
Other liabilities	$355	$388

2018 Form 10-K

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2016
Goodwill, gross	$461	$70	$9	$382
Accumulated impairment losses(a)	(382)	—	—	(382)
Goodwill, net	79	70	9	—
Goodwill acquired and allocated	23	5	9	9
Effect of currency translation adjustment and other	6	5	1	—
Balance as of December 31, 2017
Goodwill, gross	490	80	19	391
Accumulated impairment losses(a)	(382)	—	—	(382)
Goodwill, net	108	80	19	9
Goodwill acquired(b)	175	175	—	—
Effect of currency translation adjustment and other	(17)	(17)	—	—
Balance as of December 31, 2018
Goodwill, gross	648	238	19	391
Accumulated impairment losses(a)	(382)	—	—	(382)
Goodwill, net	$266	$238	$19	$9

(a)	Accumulated impairment losses represent Little Sheep goodwill related impairment.

(b)	Goodwill acquired resulted from the acquisition of Wuxi KFC. (Note 1).

Intangible assets, net as of December 31, 2018 and 2017 are as follows:

	2018				2017
	Gross Carrying Amount(b)	Accumulated Amortization	Accumulated Impairment Losses(c)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Reacquired franchise rights(a)	$150	$(100)	$—	$50	$100	$(87)	$13
Daojia platform	16	(3)	(10)	3	18	(1)	17
Customer-related assets	12	(8)	(2)	2	12	(6)	6
Other	17	(9)	—	8	19	(10)	9
	$195	$(120)	$(12)	$63	$149	$(104)	$45
Indefinite-lived intangible assets
Little Sheep trademark	$53	$—	$—	$53	$56	$—	$56

Total intangible assets	$248	$(120)	$(12)	$116	$205	$(104)	$101

Amortization expense for definite-lived intangible assets was $26 million in 2018, $14 million in 2017 and $12 million in 2016. Amortization expense for definite-lived intangible assets is expected to approximate $17 million in 2019, $13 million in 2020, $13 million in 2021, $13 million in 2022 and $3 million in 2023.

(a)	Increase in gross carrying amount of reacquired franchise rights in 2018 primarily resulted from the acquisition of Wuxi KFC.

(b)	Changes in gross carrying amount include effect of currency translation adjustment.

2018 Form 10-K

(c)	In 2018, we recorded an impairment charge of $12 million on intangible assets acquired from Daojia primarily attributable to the Daojia platform. See Note 6 for details.

Note 10 – Credit Facilities

As of December 31, 2018, the Company had credit facilities of RMB2,876 million (approximately $418 million), comprised of onshore credit facilities of RMB1,500 million (approximately $218 million) in the aggregate and offshore credit facilities of $200 million in the aggregate.

The credit facilities had remaining terms of one year or less as of December 31, 2018. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China or London Interbank Offered Rate (LIBOR) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain financial covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Interest on any outstanding borrowings is due at least monthly. As of December 31, 2018, the full amount of borrowings was available to us under each credit facility.

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

Pursuant to the Investment Agreements, the Investors and the Company determined the volume weighted-average trading price (“VWAP”) per share of Company common stock over the trading days occurring over the period from December 1, 2016 to December 30, 2016 (the “Measurement Period”), and discounted such VWAP by 8% (the “Adjusted VWAP Price Per Share”).

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

2018 Form 10-K

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

2018 Form 10-K

Note 12 – Leases

At December 31, 2018, we operated more than 6,800 restaurants, leasing the underlying land and/or building, with our commitments expiring within 20 years from the inception of the lease. In addition, the Company subleases approximately 170 properties to franchisees. Most leases require us to pay related executory costs, which mainly include common area maintenance.

We also lease office space for headquarters, regional offices and support functions, as well as certain office and restaurant equipment.

Future minimum commitments, which include executory costs, and amounts to be received as lessor or sublessor under non-cancelable leases are set forth below:

	Commitments		Lease Receivables
	Capital	Operating	Operating
2019	$3	$466	$15
2020	3	440	13
2021	3	394	10
2022	3	336	8
2023	3	275	6
Thereafter	22	864	7
	$37	$2,775	$59

At December 31, 2018 and 2017, the present value of minimum payments under capital leases was $27 million and $29 million, respectively. The current portion of capital lease obligations was $2 million and $1 million in 2018 and 2017, respectively, and is classified in Accounts payable and other current liabilities.

The details of rental expense and income are set forth below:

	2018	2017	2016
Rental expense
Minimum	$467	$496	$470
Contingent	304	292	250
	$771	$788	$720
Rental income	$27	$28	$26

Note 13 – Fair Value Measurements and Disclosures

The Company’s financial assets and liabilities primarily consist of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and the carrying values of these assets and liabilities approximate their fair value in general.

The Company accounts for its investment in the equity securities of Meituan at fair value, which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our Consolidated Statements of Income.

2018 Form 10-K

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred in 2018.

	Balance at December 31,	Fair Value Measurement or Disclosure at December 31, 2018
	2018	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$570	$—	$570	$—
Money market funds	226	226
Fixed rate debt securities(a)	153	153
Total cash equivalents	949	379	570	—
Short-term investments:
Time deposits	122		122
Total short-term investments	122	—	122	—
Other assets:
Investment in equity securities	47	47
Total	$1,118	$426	$692	$—

	Balance at December 31,	Fair Value Measurement or Disclosure at December 31, 2017
	2017	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$635		$635
Money market funds	93	93
Total cash equivalents	728	93	635	—
Short-term investments:
Time deposits	143		143
Fixed rate debt securities(a)	62	62
Total short-term investments	205	62	143	—
Total	$933	$155	$778	$—

(a) Classified as held-to-maturity investments and measured at amortized cost.

Non-recurring fair value measurements

In addition, certain of the Company’s assets, such as property, plant and equipment, goodwill and intangible assets, are measured at fair value on a nonrecurring basis, if determined to be impaired. The financial instruments are measured at fair value on a non-recurring basis, as they were issued and reclassified into equity within the same year of 2016.

2018 Form 10-K

The following table presents amounts recognized from all non-recurring fair value measurements during the years ended December 31, 2018, 2017 and 2016. All fair value measurements were based on unobservable inputs (Level 3). These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective year-end dates.

	2018	2017	2016
Daojia impairment(a)	12	—	—
Restaurant-level impairment(b)	27	41	58
Incremental restaurant-level impairment upon separation(c)	—	—	17
Changes in fair value of financial instruments(d)	—	—	(21)
Income from the reversal of contingent consideration (e)	—	(3)	—
Total	$39	$38	$54

(a)	See Note 6 for further discussion.

(b)

Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted primarily from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3). The remaining net book value of assets measured at fair value during the years ended December 31, 2018, 2017 and 2016 was insignificant.

(c)

Incremental restaurant-level impairment represents additional impairment as a result of including the impact from the license fee paid to YUM on the individual restaurants’ future cash flow, which is equal to 3% of net system sales. Such license fee did not impact the impairment assessment prior to the separation as it was considered an intercompany charge at the time, whereas it became a charge from a third party after the separation and therefore should be considered in the impairment assessment. The remaining net book value of assets measured at fair value during the year ended December 31, 2018 was insignificant.

(d)

The Post-Closing Adjustment and the Warrants from the investment with strategic investors were accounted for as derivative instruments and liability-classified equity contracts, respectively (see Note 11). These financial instruments were initially measured at fair value as of November 1, 2016, the date when shares of common stock were issued, and subject to subsequent fair value measurement until December 30, 2016. They are classified within Level 3 because their fair values are based on inputs that are unobservable in the market. The Company adopted the Monte-Carlo Simulation model (the “MCS” model) and Black-Scholes option-pricing model (the “BS” model) in deriving the initial fair values of the Post-Closing Adjustment and the Warrants, respectively. On December 30, 2016, when the Adjusted VWAP Price Per Share was determined, the Post-Closing Adjustment was re-measured at fair value of $20.5 million based on 784,686.42 shares of common stock to be repurchased from the Investors at the closing price of $26.12 per share. The Warrants were re-measured at fair value of $95 million using the BS option-pricing model with assumptions as of December 30, 2016. The key assumptions for the MCS model and the BS model as of November 1, 2016 and December 30, 2016, respectively, are as follows:

	November 1, 2016		December 30, 2016
	Post-Closing Adjustment	Warrants	Warrants
Fair market value of common stock	$26.19	$26.19	$26.12
Expected term	60 days	5 years	5 years
Average risk-free rate-of-return	0.27%	1.31%	1.93%
Expected volatility	33%	34%	33%
Expected dividend yield	—%	—%	—%

2018 Form 10-K

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

(e)

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

For executives who were hired or re-hired after September 30, 2001, YUM has implemented the YUM LRP. This is an unfunded, unsecured account-based retirement plan which allocates a percentage of pay to an account payable to the executive following the executive’s separation of employment from YUM or attainment of age 55. The Company adopted the YCHLRP upon separation while the assets and liabilities associated with these employees under YUM LRP were transferred to YCHLRP. YCHLRP will continue to be in effect until terminated by the Company’s board of directors. The terms of the YCHLRP are substantially similar to the terms of the YUM LRP. Under the YCHLRP, certain executives who are at least age 21, who are classified as salary level 12, who are not eligible to participate in a tax-qualified defined benefit plan, and who satisfy certain additional requirements as to work location and assignment, are eligible to participate in the YCHLRP if selected for participation by the Company. The YCHLRP is an unfunded, unsecured account-based retirement plan that allocates a percentage of pay to an account payable to an executive following the later to occur of the executive’s separation of employment from the Company or attainment of age 55. Under the YCHLRP, participants aged 55 or older are entitled to a lump sum distribution of their account balance on the last day of the calendar quarter that occurs on or follows their separation of employment. The liabilities of $4.4 million and $4.2 million attributable to our employees under the YCHLRP as of December 31, 2018 and 2017, respectively, are included in our Consolidated Balance Sheets.

YUM offers certain of the Company’s executives working in China retirement benefits under the Bai Sheng Restaurants (Hong Kong) Ltd. Retirement Scheme. Under this defined contribution plan, YUM provides a company funded contribution ranging from 5% to 10% of an executive’s base salary. Upon termination, participants will receive a lump sum equal to a percentage of the Company’s contributions inclusive of investment return. This percentage is based on a vesting schedule that provides participants with a vested 30% interest upon completion of a minimum of 3 years of service, and an additional 10% vested interest for each additional completed year, up to a maximum of 100%. The Company adopted the same plan after the separation and the contribution amount to the plan for the years ended December 31, 2018, 2017 and 2016 was insignificant.

2018 Form 10-K

As stipulated by Chinese state regulations, the Company participates in a government-sponsored defined contribution retirement plan. Substantially all employees are entitled to an annual pension equal to a fixed proportion of the average basic salary amount of the geographical area of their last employment at their retirement date. We are required to make contributions to the local social security bureau between 10% and 22% of the previous year’s average basic salary amount of the geographical area where the employees are under our employment. Contributions are recorded in the Consolidated and Combined Statements of Income as they become payable. We have no obligation for the payment of pension benefits beyond the annual contributions as set out above. The Company contributed $174 million, $157 million and $148 million to the government-sponsored plan for 2018, 2017 and 2016, respectively.

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

2018 Form 10-K

Potential awards to employees and non-employee directors under the 2016 Plan include stock options, incentive options, SARs, restricted stock, stock units, RSUs, performance shares, performance units, and cash incentive awards. We have issued only stock options, SARs, RSUs and PSUs under the 2016 Plan. While awards under the 2016 Plan can have varying vesting provisions and exercise periods, outstanding awards under the 2016 Plan vest in periods ranging from three to five years. Stock options and SARs expire ten years after grant. The Company recognizes all share-based payments to employees and non-employee directors in the Consolidated and Combined Financial Statements as compensation cost on a straight-line basis over the service period based on their fair value on the date of grant, for awards that actually vest. If no substantive service condition exists, the grant-date fair value is fully recognized as expense upon grant. Certain awards are subject to specific retirement conditions, which allow the awards to fully vest as long as the employee is actively employed for at least one year following the grant date, provides at least six months notification of intention to retire, and signs non-solicitation and non-compete agreements. Under such circumstances, the grant-date fair value of the award is recognized as expense on a straight-line basis over the one-year service period from the grant date.

Award Valuation

YUM and the Company estimated the fair value of each stock option and SAR award granted to the Company’s employees as of the date of grant, using the BS model with the following assumptions:

	2018	2017	2016
Risk-free interest rate	2.5%	1.9%	1.3% - 1.4%
Expected term (years)	6.50	6.75	6.5 - 6.75
Expected volatility	33.0%	34.0%	27.0% - 35.0%
Expected dividend yield	1.0%	0.0%	0% - 2.6%

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

For those awards granted by YUM prior to the separation, when determining expected volatility, YUM considered both historical volatility of its stock as well as implied volatility associated with its publicly traded options. The expected dividend yield is based on the annual dividend yield at the time of grant. For those awards granted by the Company after the separation, the Company considered the volatility of common shares of comparable companies in the same business as the Company. The Company had no plan to pay dividends at the time of the grant in 2017 and 2016. On October 4, 2017, the board of directors approved a regular quarterly cash dividend program, and declared an initial cash dividend of $0.10 per share on Yum China’s common stock. In 2018, the dividend yield was estimated based on the Company’s dividend policy.

RSU awards generally vest over a three-year period with a majority of the awards vesting at 100% on the third grant anniversary. The fair values of RSU awards are based on the closing price of YUM stock or the Company’s stock on the date of grant.

2018 Form 10-K

During 2018, the Company granted PSUs that are subject to market conditions, in addition to service vesting conditions. The number of shares to be distributed is based on Yum China’s total shareholder return performance relative to its peer group in the MSCI International China Index, measured over a three-year period from the beginning of 2018 to the end of 2020. The fair value of PSU awards with market-based conditions was valued based on the outcome of the MCS model and amortized on a straight-line basis over the three-year period. The PSUs had a grant date fair value of $41.75 per share. The total amount of fair value for the PSUs granted in 2018 is immaterial.

On November 11, 2016, Yum China also granted annual awards of common stock to non-employee directors for their service on Yum China’s board of directors. The fair value of these awards is based on the closing price per share of Yum China common stock on the date of grant. The shares were issued outright to the directors on the date of grant, with no conditions attached. Therefore, the fair value of the awards was fully recognized as expenses upon grant. For the year ended December 31, 2018 and 2017, a total of 45,425 and 56,763 shares of Yum China common stock, respectively, were granted to non-employee directors and the grant-date fair value of $1.8 million and $2.3 million, respectively, was immediately recognized in full in the Consolidated and Combined Statements of Income.

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of 2018	21,595		18.96
Granted	1,179		40.29
Exercised	(4,493)		15.12
Forfeited or expired	(611)		24.14
Outstanding at the end of 2018	17,670	(a)	21.18	5.23	226
Exercisable at the end of 2018	12,407		18.64	4.20	185

(a)

Outstanding awards include 669,433 stock options and 17,000,656 SARs with weighted-average exercise prices of $16.35 and $21.37, respectively. Outstanding awards represent Yum China awards held by employees of both the Company and YUM.

The weighted-average grant-date fair value of SARs granted in 2018, 2017 and 2016 was $13.52, $10.19 and $12.78, respectively. The total intrinsic value of stock options and SARs exercised by the Company’s employees during the years ended December 31, 2018, 2017 and 2016 was $31 million, $44 million and $25 million, respectively.

As of December 31, 2018, $24 million of unrecognized compensation cost related to unvested stock options and SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.69 years. This reflects unrecognized cost for both Yum China awards and YUM awards held by the Company’s employees. The total fair value at grant date or modification date of awards held by the Company’s employees that vested during 2018, 2017 and 2016 was $14 million, $11 million and $11 million, respectively.

2018 Form 10-K

RSUs and PSUs

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested at the beginning of 2018	949	26.56
Granted	302	39.50
Vested	(183)	25.03
Forfeited or expired	(80)	28.93
Unvested at the end of 2018	988	30.60

As of December 31, 2018, there was $17 million of unrecognized compensation cost related to 987,998 unvested RSUs and PSUs.

Impact on Net Income

Share-based compensation expense was $24 million, $26 million and $16 million for 2018, 2017 and 2016, respectively. Deferred tax benefits of $1 million, $3 million, $3 million was recognized in 2018, 2017 and 2016, respectively.

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

Immediately after the separation on October 31, 2016, Yum China authorized capital stock consisted of 1,000 million shares of common stock, par value $0.01 per share, and 364 million shares of Yum China common stock were issued and outstanding. As of December 31, 2018, 392 million shares of Yum China common stock were issued and 379 million shares were outstanding.

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

Share Repurchase Program

The Company repurchased 9.0 million and 3.4 million shares of common stock at a total cost of $312 million and $128 million for the year ended December 31, 2018 and 2017, respectively. $960 million remained available for repurchase under current authorization.

2018 Form 10-K

Cash Dividend

On October 4, 2017, the board of directors approved a regular quarterly cash dividend program, and declared an initial cash dividend of $0.10 per share on Yum China’s common stock. Total cash dividends of $38 million were paid to shareholders in December 2017. The Company paid a cash dividend of $0.10 per share for each of the first three quarters of 2018 and $0.12 per share for the fourth quarter of 2018. Total cash dividends of $161 million were paid to shareholders in 2018.

Accumulated Other Comprehensive Income (“AOCI”)

The Company’s other comprehensive income (loss) for the years ended December 31, 2018, 2017, and 2016 and AOCI balances as of December 31, 2018 and 2017 were comprised solely of foreign currency translation adjustments. Other comprehensive loss was $160 million for the year ended December 31, 2018, other comprehensive gain was $142 million for the year ended December 31, 2017 and other comprehensive loss was $133 million for the years ended December 31, 2016. The accumulated balances reported in AOCI in the Consolidated Balance Sheets for currency translation adjustments were net loss of $17 million and net gain of $137 million as of December 31, 2018 and 2017, respectively. There was no tax effect related to the components of other comprehensive income for all years presented.

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

As a result of these PRC laws and regulations subject to the limit discussed above that require annual appropriations of 10% of after-tax income to be set aside, prior to payment of dividends as general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the PRC subsidiaries is approximately $624 million as of December 31, 2018.

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

2018 Form 10-K

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

Subsequent to October 31, 2016, the Company became a separate taxpayer and started preparing its own consolidated U.S. federal income tax return and U.S. state income tax filings. As of December 31, 2018 and 2017, the current and deferred taxes, including carryforwards and tax credits, are reflective of the Company’s actual balances subsequent to the separation.

In December 2017, the U.S. enacted the Tax Act, which included a broad range of tax reforms, including, but not limited to, the establishment of a flat corporate income tax rate of 21%, the elimination or reduction of certain business deductions, and the imposition of tax on deemed repatriation of accumulated undistributed foreign earnings. The Tax Act has impacted Yum China in two material aspects: (1) in general, all of the foreign-source dividends received by Yum China from its foreign subsidiaries will be exempted from taxation starting from its tax year beginning after December 31, 2017 and (2) Yum China recorded additional income tax expense in the fourth quarter of 2017, including an estimated one-time transition tax on its deemed repatriation of accumulated undistributed foreign earnings and additional tax related to the revaluation of certain deferred tax assets.

Based on the information available, we made a reasonable estimate of the effects and recorded the provisional amount of $163.9 million as an additional income tax expense in the fourth quarter of 2017. This amount included an estimated one-time transition tax of $129.8 million on the deemed repatriation of accumulated undistributed foreign earnings, $4.5 million primarily related to the remeasurement of certain deferred tax assets based on the rates at which they are expected to reverse in the future, and the valuation allowance of $29.6 million for certain deferred tax assets. After utilizing existing qualified foreign tax credits, the total payable of the estimated one-time transition tax was $83.0 million as of December 31, 2017 of which $6.6 million was included in Income taxes payable and $76.4 million was included in Other liabilities.

We completed our analysis of the Tax Act in the fourth quarter of 2018 according to guidance released by the U.S. Treasury Department and the IRS as of December 2018 and made a reversal to provisional amount in the amount of $36 million for the transition tax recorded in 2017 accordingly.

The Tax Act requires a U.S. shareholder to be subject to tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries. We have elected the option to account for current year GILTI tax as a period cost as incurred.

U.S. and foreign income (loss) before taxes are set forth below:

	2018	2017	2016
U.S.	$(3)	$(13)	$5
China	979	806	655
Other Foreign	$(26)	10	6
	$950	$803	$666

2018 Form 10-K

The details of our income tax provision (benefit) are set forth below:

		2018	2017	2016
Current:	Federal	$(33)	$85	$(2)
	Foreign	214	232	200
		$181	$317	$198

Deferred:	Federal	$—	$77	$(36)
	Foreign	33	(15)	(6)
		$33	$62	$(42)
		$214	$379	$156

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2018		2017		2016
U.S. federal statutory rate	$199	21.0%	$281	35.0%	$233	35.0%
Impact from the Tax Act	(36)	(3.8)	164	20.4	—	—
Statutory rate differential attributable to foreign operations	56	5.8	(60)	(7.5)	(55)	(8.3)
Adjustments to reserves and prior years	(4)	(0.4)	(1)	(0.2)	16	2.4
Change in valuation allowances	(4)	(0.4)	2	0.2	—	—
Tax benefit from Little Sheep restructuring	—	—	—	—	(26)	(3.8)
Other, net	3	0.4	(7)	(0.7)	(12)	(1.8)
Effective income tax rate	$214	22.6%	$379	47.2%	$156	23.5%

Statutory rate differential attributable to foreign operations. This item includes local taxes, withholding taxes, and shareholder-level taxes, net of foreign tax credits. A majority of our income is earned in China, which is generally subject to a 25% tax rate. The favorable impact in 2017 and 2016 is primarily attributable to the statutory income tax rate of 25% in China, which is lower than the historical U.S. federal statutory rate of 35%. The negative impact in 2018 is primarily due to the decrease of the U.S. federal statutory rate to 21%, which is lower than China’s statutory income tax rate.

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

2018 Form 10-K

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

The details of 2018 and 2017 deferred tax assets (liabilities) are set forth below:

	2018	2017
Operating losses and tax credit carryforwards	$28	$43
Tax benefit from Little Sheep restructuring	18	20
Employee benefits	6	5
Share-based compensation	5	6
Deferred escalating minimum rent	41	45
Other liabilities	12	10
Deferred income and other	50	49
Gross deferred tax assets	160	178
Deferred tax asset valuation allowances	(50)	(68)
Net deferred tax assets	$110	$110
Intangible assets	(28)	(25)
Property, plant and equipment	(31)	(2)
Gain from re-measurement of equity interest upon acquisition	(23)	—
Other	(4)	(10)
Gross deferred tax liabilities	$(86)	$(37)
Net deferred tax assets	$24	$73
Reported in Consolidated Balance Sheets as:
Deferred income taxes	89	105
Other liabilities	(65)	(32)
	$24	$73

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. We have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31, 2017 was subject to the one-time transition tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes. We estimate that our total temporary difference for which we have not provided foreign withholding taxes is approximately $2.4 billion at December 31, 2018. The foreign withholding tax rate on this amount is 5% or 10% depending on the manner of repatriation and the applicable tax treaties or tax arrangements.

2018 Form 10-K

At December 31, 2018, the Company had operating loss carryforwards of $111 million, primarily related to our Little Sheep and Daojia business, most of which will expire by 2023. These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income.

Cash payments for tax liabilities on income tax returns filed in China were $208 million, $232 million and $182 million in 2018, 2017 and 2016, respectively.

We recognize the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017
Beginning of Year	$28	$26
Additions on tax positions	3	8
Reductions due to statute expiration	(9)	(6)
End of Year	$22	$28

In 2018 and 2017, we increased our unrecognized tax benefits by $3 million and $8 million, respectively, related to uncertainty with regard to the deductibility of certain business expenses incurred during the year. The unrecognized tax benefits balance as of December 31, 2018 was $22 million, all of which, if recognized upon audit settlement or statute expiration, would affect the effective tax rate. The Company believes it is reasonably possible its unrecognized tax benefits may decrease by approximately $7 million in the next 12 months, if recognized, would affect the 2019 effective tax rate. The accrued interest and penalties related to income taxes at December 31, 2018 and 2017 are set forth below:

	2018	2017
Accrued interest and penalties	$6	$7

During 2018, 2017 and 2016, a net benefit of $1 million and a net expense of $2 million and $3 million, respectively, for interest and penalties was recognized in our Consolidated and Combined Statements of Income as components of our income tax provision.

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

The Company’s operations in foreign jurisdictions generally remain subject to examination for tax years as far back as 2006, and some of which years are currently under audit by local tax authorities. Currently we are under a national audit on transfer pricing by the Chinese SAT regarding our related party transactions for the period from 2006 to 2015. It is reasonably possible that there could be significant development within the next 12 months. The ultimate assessment will depend upon further review of the information provided and ongoing discussions with the SAT and in-charge local tax authorities, and therefore it is not possible to estimate the potential impact. We will continue to defend our transfer pricing position. However, if the SAT prevails in the assessment of additional tax due based on its ruling, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations and cash flows.

2018 Form 10-K

Note 18 –Segment Reporting

The Company has two reportable segments: KFC and Pizza Hut. We also have four non-reportable operating segments, East Dawning, Little Sheep, Taco Bell and Daojia, which are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. As COFFii & JOY is a concept recently developed in 2018, the financial results of COFFii & JOY were not regularly reviewed by the Company’s chief operating decision maker, and COFFii & JOY did not represent an operating segment. Segment financial information for prior years has been recast due to the adoption of ASC 606 standard. See Note 2.

	2018
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenues
Revenue from external customers	$5,690	$2,111	$92	$522	$8,415	$—	$8,415
Inter-segment revenue	—	—	8	—	8	(8)	—
Total	$5,690	$2,111	$100	$522	$8,423	$(8)	$8,415

	2017
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenues
Revenue from external customers	$5,066	$2,093	$106	$504	$7,769	$—	$7,769
Inter-segment revenue	—	—	—	—	—	—	—
Total	$5,066	$2,093	$106	$504	$7,769	$—	$7,769

	2016
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenues
Revenue from external customers	$4,757	$1,996	$100	$222	$7,075	$—	$7,075
Inter-segment revenue	—	—	—	—	—	—	—
Total	$4,757	$1,996	$100	$222	$7,075	$—	$7,075

2018 Form 10-K

Operating Profit	2018	2017	2016
KFC(b)	$895	$802	$641
Pizza Hut	98	157	149
All Other Segments	(12)	(9)	(5)
Unallocated revenues from transactions with franchisees and unconsolidated affiliates(c)	514	504	222
Unallocated Other revenues	7	—	—
Unallocated expenses for transactions with franchisees and unconsolidated affiliates(c)	(512)	(500)	(219)
Unallocated Other operating costs and expenses	(6)	—	—
Unallocated and corporate G&A expenses	(129)	(185)	(153)
Unallocated Closures and impairment expense(d)	(12)	—	(17)
Unallocated Other income(e)	98	9	16
Operating Profit	941	778	634
Interest income, net(a)	36	25	11
Investment loss(a)	(27)	—	—
Changes in fair value of financial instruments(a)	—	—	21
Income Before Income Taxes	$950	$803	$666

	Depreciation and Amortization
	2018	2017	2016
KFC	$296	$265	$266
Pizza Hut	129	126	120
All Other Segments	8	4	5
Corporate and Unallocated	12	14	11
	$445	$409	$402

	Impairment Charges
	2018	2017	2016
KFC(f)	$14	$27	$48
Pizza Hut(f)	26	31	19
All Other Segments	—	—	3
Corporate and Unallocated(d)	12	—	17
	$52	$58	$87

	Capital Spending
	2018	2017	2016
KFC	$292	$227	$221
Pizza Hut	77	93	129
All Other Segments	5	2	1
Corporate and Unallocated	96	93	85
	$470	$415	$436

2018 Form 10-K

	Total Assets
	2018	2017
KFC(g)	$1,745	$1,544
Pizza Hut	558	668
All Other Segments	130	144
Corporate and Unallocated(h)	2,177	1,931
	$4,610	$4,287

(a)	Amounts have not been allocated to any segment for performance reporting purposes.

(b)	Includes equity income from investments in unconsolidated affiliates of $65 million, $65 million and $54 million in 2018, 2017 and 2016, respectively.

(c)

Primarily includes revenues and associated expenses of transactions with franchisee and unconsolidated affiliates derived from the Company’s central procurement model whereby the Company centrally purchases all food and paper products from suppliers then sells and delivers to all restaurants, including franchisees and unconsolidated affiliates. Amounts have not been allocated to any segment for purposes of making operating decisions or assessing financial performance as the transactions are deemed corporate revenues and expenses in nature.

(d)	Primarily includes 2018 impairment charges on intangible assets acquired from Daojia and 2016 incremental restaurant-level impairment charges. See Note 6.

(e)	Primarily includes gain from re-measurement of previously held equity interest in connection with the acquisition of Wuxi KFC. See Note 6.

(f)	Includes store closure impairment charges as well as restaurant-level impairment charges resulting from our semi-annual impairment evaluation (See Note 13).

(g)	Includes investments in unconsolidated affiliates.

(h)	Primarily includes cash and cash equivalents, short-term investments, inventories and investment in equity securities that are centrally managed.

As substantially all of the Company's revenue is derived from the PRC and substantially all of the Company's long-lived assets are located in the PRC, no geographical information is presented. In addition, revenue derived from and long-lived assets located in the U.S., the Company’s country of domicile, are immaterial.

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

2018 Form 10-K

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

Guarantees for Franchisees and Unconsolidated Affiliates

From time to time we have guaranteed certain lines of credit and loans of franchisees and unconsolidated affiliates. As of December 31, 2018, we have provided guarantees of approximately $1 million on behalf of franchisees and there are no guarantees outstanding for unconsolidated affiliates.

Indemnification of Officers and Directors

The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that require the Company to indemnify directors or officers for monetary damages for actions taken as a director or officer of the Company or while serving at the Company’s request as a director or officer or another position at another corporation or enterprise, as the case may be. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s bylaws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero as of December 31, 2018.

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

2018 Form 10-K

Note 20 – Selected Quarterly Financial Data (unaudited; in millions, except per share amounts)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$2,016	$1,888	$2,008	$1,721	$7,633
Franchise fees and income	40	34	36	31	141
Revenues from transactions with franchisees and unconsolidated affiliates	161	141	159	142	603
Other revenues	4	5	9	20	38
Total revenues	2,221	2,068	2,212	1,914	8,415
Restaurant profit	361	286	353	199	1,199
Operating Profit	395	193	269	84	941
Net Income – Yum China Holdings, Inc.	288	143	203	74	708
Basic earnings per common share	$0.75	$0.37	$0.53	$0.19	$1.84
Diluted earnings per common share	$0.72	$0.36	$0.51	$0.19	$1.79

	2017 (Recast)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$1,738	$1,664	$1,924	$1,667	$6,993
Franchise fees and income	36	33	38	34	141
Revenues from transactions with franchisees and unconsolidated affiliates	147	141	160	151	599
Other revenues	5	3	8	20	36
Total revenues	1,926	1,841	2,130	1,872	7,769
Restaurant profit	354	276	347	194	1,171
Operating Profit	296	171	264	47	778
Net Income (Loss) – Yum China Holdings, Inc.	204	125	176	(107)	398
Basic earnings (loss) per common share	$0.53	$0.32	$0.46	$(0.28)	$1.03
Diluted earnings (loss) per common share	$0.52	$0.31	$0.44	$(0.28)	$1.00

Unaudited quarterly results presented for 2017 have been recast as if they had been reported under our current reporting calendar and also reflect the impact of the adoption of ASC 606 standard. See Note 2 for the change in our reporting calendar.

Note 21 – Subsequent Events

Cash Dividend

On January 31, 2019, the Company announced that the board of directors declared a cash dividend of $0.12 per share on Yum China’s common stock, payable as of the close of business on March 21, 2019, to stockholders of record as of the close of business on February 28, 2019. Total estimated cash dividend payable is approximately $47 million.

2018 Form 10-K

Share-Based Compensation

In February 2019, the Company’s board of directors approved grants of 125,718 RSUs and 1,468,569 SARs to the employees under the 2016 Plan. The estimated total grant-date fair value of these awards is $25.0 million, which will be recognized on a straight-line basis over the vesting periods. The Company also granted performance share units for a total fair value of $2.7 million, which will be earned subject to certain market-based conditions or performance-based conditions.

2018 Form 10-K

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

KPMG Huazhen LLP, an independent registered public accounting firm, has audited the Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2018 and has issued their report, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2018.

Item 9B.	Other Information.

None.

2018 Form 10-K

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Company’s Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “ Election of Directors” is incorporated herein by reference to the 2019 Proxy Statement.

Information regarding executive officers of the Company is incorporated by reference from Part I of this Form 10-K.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Company’s Compensation Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated herein by reference to the 2019 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated herein by reference to the 2019 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” and “Election of Directors” is incorporated herein by reference to the 2019 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Ratification of Independent Auditor” is incorporated herein by reference to the 2019 Proxy Statement.

2018 Form 10-K

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

2018 Form 10-K

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

2018 Form 10-K

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

2018 Form 10-K

Exhibit Number	Description of Exhibits

10.17

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

10.21

Letter of Understanding, dated as of September 29, 2017, by and between Yum China Holdings, Inc. and Joey Wat (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on October 5, 2017). †

10.22	Yum China Holdings, Inc. Performance Share Unit Plan (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 4, 2018). †

10.23

Performance Share Unit Award Notice issued by Yum China Holdings, Inc. to Joey Wat, dated as of March 2, 2018 (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 4, 2018). †

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

2018 Form 10-K

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

†	Indicates a management contract or compensatory plan.

2018 Form 10-K

Item 16.	Form 10-K Summary.

Not applicable.

2018 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUM CHINA HOLDINGS, INC.

	By:	/s/ Joey Wat
Joey Wat Chief Executive Officer
Date: February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joey Wat	Chief Executive Officer and Director	February 27, 2019
Joey Wat	(principal executive officer)

/s/ Jacky Lo	Chief Financial Officer	February 27, 2019
Jacky Lo	(principal financial officer)

/s/ Xueling Lu	Controller	February 27, 2019
Xueling Lu	(controller and principal accounting officer)

/s/ Peter A. Bassi	Director	February 27, 2019
Peter A. Bassi

/s/ Christian L. Campbell	Director	February 27, 2019
Christian L. Campbell

/s/ Ed Yiu-Cheong Chan	Director	February 27, 2019
Ed Yiu-Cheong Chan

/s/ Edouard Ettedgui	Director	February 27, 2019
Edouard Ettedgui

/s/ Louis T. Hsieh	Director	February 27, 2019
Louis T. Hsieh

/s/ Fred Hu	Director	February 27, 2019
Fred Hu

/s/ Jonathan S. Linen	Director	February 27, 2019
Jonathan S. Linen

/s/ Ruby Lu	Director	February 27, 2019
Ruby Lu

/s/ Micky Pant	Director	February 27, 2019
Micky Pant

/s/ Zili Shao	Director	February 27, 2019
Zili Shao

/s/ William Wang	Director	February 27, 2019
William Wang

2018 Form 10-K