Form 10-Q
period 2019-03-31
Yum China Holdings, Inc.
filed 2019-05-10
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	YUMC	New York Stock Exchange

The number of shares outstanding of the registrant’s common stock as of May 3, 2019 was 378,250,599 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended
Revenues	3/31/2019	3/31/2018
Company sales	$2,089	$2,016
Franchise fees and income	39	40
Revenues from transactions with franchisees and unconsolidated affiliates	170	161
Other revenues	6	4
Total revenues	2,304	2,221
Costs and Expenses, Net
Company restaurants
Food and paper	638	594
Payroll and employee benefits	466	442
Occupancy and other operating expenses	599	619
Company restaurant expenses	1,703	1,655
General and administrative expenses	114	114
Franchise expenses	20	20
Expenses for transactions with franchisees and unconsolidated affiliates	167	160
Other operating costs and expenses	5	4
Closures and impairment expenses (income), net	11	(1)
Other income, net	(19)	(126)
Total costs and expenses, net	2,001	1,826
Operating Profit	303	395
Interest income, net	9	8
Investment gain	10	—
Income Before Income Taxes	322	403
Income tax provision	(93)	(107)
Net income – including noncontrolling interests	229	296
Net income – noncontrolling interests	7	8
Net Income – Yum China Holdings, Inc.	$222	$288
Weighted-average common shares outstanding (in millions):
Basic	379	386
Diluted	388	401
Basic Earnings Per Common Share	$0.59	$0.75
Diluted Earnings Per Common Share	$0.57	$0.72
Cash Dividends Declared Per Common Share	$0.12	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended
	3/31/2019	3/31/2018

Net income - including noncontrolling interests	$229	$296
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	59	90
Comprehensive income - including noncontrolling interests	288	386
Comprehensive income - noncontrolling interests	10	11
Comprehensive Income - Yum China Holdings, Inc.	$278	$375

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended
	3/31/2019	3/31/2018
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$229	$296
Depreciation and amortization	111	118
Amortization of operating lease right-of-use assets	83	—
Closures and impairment expenses (income)	11	(1)
Gain from re-measurement of equity interest upon acquisition	—	(98)
Investment gain	(10)	—
Equity income from investments in unconsolidated affiliates	(23)	(23)
Distributions of income received from unconsolidated affiliates	28	36
Deferred income taxes	6	23
Share-based compensation expense	6	6
Changes in accounts receivable	5	11
Changes in inventories	34	48
Changes in prepaid expenses and other current assets	(3)	(7)
Changes in accounts payable and other current liabilities	(39)	85
Changes in income taxes payable	24	63
Changes in non-current operating lease liabilities	(103)	—
Other, net	(15)	(6)
Net Cash Provided by Operating Activities	344	551
Cash Flows – Investing Activities
Capital spending	(110)	(111)
Purchases of short-term investments	(235)	(160)
Maturities of short-term investments	76	93
Acquisition of business, net of cash acquired	—	(88)
Other, net	2	(1)
Net Cash Used in Investing Activities	(267)	(267)
Cash Flows – Financing Activities
Repayment of short-term borrowings assumed from acquisition	—	(10)
Repurchase of shares of common stock	(68)	—
Cash dividends paid on common stock	(46)	(39)
Other, net	1	(2)
Net Cash Used in Financing Activities	(113)	(51)
Effect of Exchange Rates on Cash and Cash Equivalents	17	26
Net (Decrease) Increase in Cash and Cash Equivalents	(19)	259
Cash and Cash Equivalents - Beginning of Period	1,266	1,059
Cash and Cash Equivalents - End of Period	$1,247	$1,318

Supplemental Cash Flow Data
Cash paid for income tax	53	20

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	3/31/2019	12/31/2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,247	$1,266
Short-term investments	284	122
Accounts receivable, net	77	80
Inventories, net	280	307
Prepaid expenses and other current assets	179	177
Total Current Assets	2,067	1,952
Property, plant and equipment, net	1,620	1,615
Operating lease right-of-use assets	2,016	—
Goodwill	273	266
Intangible assets, net	111	116
Deferred income taxes	104	89
Investments in unconsolidated affiliates	44	81
Other assets	527	491
Total Assets	$6,762	$4,610
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,507	$1,199
Income taxes payable	80	54
Total Current Liabilities	1,587	1,253
Non-current operating lease liabilities	1,869	—
Non-current finance lease liabilities	23	25
Other liabilities	220	355
Total Liabilities	3,699	1,633
Redeemable Noncontrolling Interest	1	1
Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 394 million shares and 392 million shares issued at March 31, 2019 and December 31, 2018, respectively; 379 million shares and 379 million shares outstanding at March 31, 2019 and December 31, 2018, respectively	4	4
Treasury stock	(525)	(460)
Additional paid-in capital	2,408	2,402
Retained earnings	1,060	944
Accumulated other comprehensive income (loss)	39	(17)
Total Equity – Yum China Holdings, Inc.	2,986	2,873
Noncontrolling interests	76	103
Total Equity	3,062	2,976
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$6,762	$4,610

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

The Company owns, franchises or has an ownership in entities that own and operate restaurants under the KFC, Pizza Hut, East Dawning, Little Sheep, Taco Bell and COFFii & JOY concepts (collectively, the “Concepts”). In connection with the separation of the Company from YUM, Yum! Restaurants Asia Pte. Ltd., a wholly-owned indirect subsidiary of YUM, and Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of Yum China, entered into a 50-year master license agreement with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew, for the exclusive right to use and sub-license the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China (the “PRC” or “China”), excluding Hong Kong, Taiwan and Macau. In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants.

We own the intellectual property of East Dawning, Little Sheep, and COFFii & JOY and pay no license fee related to these Concepts.

The Company also owns a controlling interest in the holding company of DAOJIA.com.cn (“Daojia”), an established online food delivery service provider in China.

In addition, the Company started a new e-commerce business in 2017, offering a wide selection of products including electronics, home and kitchen accessories, and other general merchandise to customers directly through the Company’s e-commerce platform.

Note 2 – Basis of Presentation

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of March 31, 2019, and the results of our operations, comprehensive income and cash flows for the quarters ended March 31, 2019 and 2018. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto defined and included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2019.

Through the acquisition of Daojia in 2017, the Company also acquired a variable interest entity (“VIE”) and subsidiaries of the VIE effectively controlled by Daojia. There exists a parent-subsidiary relationship between Daojia and its VIE as a result of certain exclusive agreements that require Daojia to consolidate its VIE and subsidiaries of the VIE because Daojia is the primary beneficiary that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb substantially all of the profits and all of the expected losses of the VIE. The acquired VIE and its subsidiaries were considered immaterial, both individually and in the aggregate. The results of Daojia’s operations have been included in the Company’s Condensed Consolidated Financial Statements since the acquisition date.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The FASB subsequently issued amendments to clarify the implementation guidance. The Company adopted these standards on January 1, 2019, using a modified retrospective method for leases that exist at, or are entered into after, January 1, 2019, and has not recast the comparative periods presented in the Condensed Consolidated Financial Statements. Additionally, we elected the package of practical expedients that allowed us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases.

Upon the adoption of ASC 842, the Company recognized right-of-use assets and lease liabilities of approximately $2.0 billion and $2.2 billion, respectively, for operating leases of the land and/or building of our restaurants and office spaces based on the present value of lease payments over the lease term. In addition, an impairment charge of $60 million (net of related impact on deferred taxes and noncontrolling interests) on right-of-use assets arising from existing operating leases as of January 1, 2019 was recorded as an adjustment to retained earnings, as the additional impairment charge would have been recorded before adoption had the operating lease right-of-use assets been recognized at the time of impairment.

The following table summarizes the effect on the Consolidated Balance Sheet as a result of adopting ASC 842.

	December 31, 2018	Effect of adoption		January 1, 2019

ASSETS
Current Assets
Cash and cash equivalents	$1,266			$1,266
Short-term investments	122			122
Accounts receivable, net	80			80
Inventories, net	307			307
Prepaid expenses and other current assets	177	(39)	(a)	138
Total Current Assets	1,952	(39)		1,913
Property, plant and equipment, net	1,615	(1)		1,614
Operating lease right-of-use assets	—	1,997	(b)	1,997
Goodwill	266			266
Intangible assets, net	116	(2)	(c)	114
Deferred income taxes	89	19	(d)	108
Investments in unconsolidated affiliates	81	(1)		80
Other assets	491	(4)	(c)	487
Total Assets	$4,610	$1,969		$6,579
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,199	$320	(e)	$1,519
Income taxes payable	54			54
Total Current Liabilities	1,253	320		1,573
Non-current operating lease liabilities	—	1,860	(f)	1,860
Non-current finance lease liabilities	25	—		25
Other liabilities	355	(148)	(g)	207
Total Liabilities	1,633	2,032		3,665
Redeemable Noncontrolling Interest	1			1
Equity
Common stock	4			4
Treasury stock	(460)			(460)
Additional paid-in capital	2,402			2,402
Retained earnings	944	(60)	(h)	884
Accumulated other comprehensive loss	(17)			(17)
Total Equity – Yum China Holdings, Inc.	2,873	(60)		2,813
Noncontrolling interests	103	(3)	(i)	100
Total Equity	2,976	(63)		2,913
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$4,610	$1,969		$6,579

(a)	Represents the current portion of prepaid rent reclassified to operating lease right-of-use assets.

(b)

Represents the net result of capitalization of operating lease payments and reclassification of prepaid rent, initial direct cost, deferred rent accrual and lease incentives, and offset by impairment of operating lease right-of-use assets that existed prior to the date of adoption.

(c)	Represents initial direct cost, favorable lease and non-current prepaid rent reclassified to operating lease right-of-use assets.

(d)	Represents the deferred tax impact related to impairment of operating lease right-of-use assets.

(e)

Represents recognition of the current portion of operating lease liabilities, offset by the reclassification of accrued rental payments and the current portion of deferred rent accrual to operating lease right-of-use assets.

(f)	Represents recognition of the non-current operating lease liabilities.

(g)	Represents reclassification of the non-current portion of deferred rent accrual and lease incentives to operating lease right-of-use assets.

(h)

Represents an impairment charge on operating lease right-of-use assets arising from existing operating leases as of January 1, 2019, net of related impact on deferred taxes and noncontrolling interests, with a corresponding reduction to the carrying amount of operating lease right-of-use assets. The impairment charge was recorded for those restaurants under operating leases with full impairment on the long-lived assets before January 1, 2019, as the additional impairment charge would have been recorded before January 1, 2019 had the operating lease right-of-use assets been recognized at the time of impairment.

(i)	Represents impairment of operating lease right-of-use assets attributable to noncontrolling interests.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) and will improve the usefulness of information reported to financial statement users. ASU 2018-02 is effective for the Company from January 1, 2019, with early adoption permitted. We adopted the standard on January 1, 2019, and such adoption did not have a material impact on our financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new guidance largely aligns the accounting for share-based awards issued to employees and non-employees. Existing guidance for employee awards will apply to nonemployee share-based transactions with limited exceptions. The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for the Company from January 1, 2019, with early adoption permitted. We adopted the standard on January 1, 2019, and such adoption did not have a material impact on our financial statements.

Certain prior period items in the Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation to facilitate comparison.

Note 3 – Revenue Recognition

The Company’s revenues primarily include Company sales, Franchise fees and income and Revenues from transactions with franchisees and unconsolidated affiliates.

Company Sales

Revenues from Company-owned restaurants are recognized when a customer takes possession of the food and tenders payment, which is when our obligation to perform is satisfied. The Company presents sales net of sales-related taxes. We also offer our customers delivery through both our own mobile applications and third-party aggregators’ platforms. For delivery orders placed through our mobile applications, we use our dedicated riders, while for orders placed through third-party aggregators’ platforms, we use our dedicated riders, or, in limited cases, third-party aggregators’ delivery staff. With respect to delivery orders delivered by our dedicated riders, we control and determine the price for the delivery service and generally recognize revenue, including delivery fees, when a customer takes possession of the food. When orders are fulfilled by the delivery staff of third-party aggregators, who control and determine the price for the delivery service, we recognize revenue, excluding delivery fees, when control of the food is transferred to the third-party aggregators’ delivery staff. The payment terms with respect to these sales are short-term in nature.

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

Our privilege membership program offers privilege members benefits, such as free delivery and discounts on coffee or breakfast items. The associated membership fees are recognized ratably over the membership period.

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

Loyalty Programs

Each of the Company’s KFC and Pizza Hut reportable segments operates a loyalty program that allows registered members to earn points for each qualifying purchase. Points, which generally expire 18 months after being earned, may be redeemed for future purchases of KFC or Pizza Hut branded products or other products for free or at a discounted price. Points cannot be redeemed or exchanged for cash. The estimated value of points earned by the loyalty program members is recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed, with a corresponding deferred revenue liability included in Accounts payable and other current liabilities on the Condensed Consolidated Balance Sheets and subsequently recognized into revenue when the points are redeemed or expire. The Company estimates the value of the future redemption obligations based on the estimated value of the product for which points are expected to be redeemed and historical redemption patterns, including an estimate of the breakage for points that members will never redeem. The Company reviews its breakage estimates at least annually based upon the latest available information regarding redemption and expiration patterns.

Disaggregation of Revenue

The following table presents revenue disaggregated by types of arrangements and segments:

	Quarter Ended 3/31/2019
Revenues	KFC	Pizza Hut	All Other Segments(a)	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Company sales	$1,539	$541	$9	$—	$2,089	$—	$2,089
Franchise fees and income	36	1	2	—	39	—	39
Revenues from transactions with franchisees and unconsolidated affiliates	17	1	7	145	170	—	170
Other revenues	—	—	14	1	15	(9)	6
Total revenues	$1,592	$543	$32	$146	$2,313	$(9)	$2,304

	Quarter Ended 3/31/2018
Revenues	KFC	Pizza Hut	All Other Segments(a)	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Company sales	$1,444	$564	$8	$—	$2,016	$—	$2,016
Franchise fees and income	37	1	2	—	40	—	40
Revenues from transactions with franchisees and unconsolidated affiliates	17	—	7	137	161	—	161
Other revenues	—	—	4	1	5	(1)	4
Total revenues	$1,498	$565	$21	$138	$2,222	$(1)	$2,221

(a)

As COFFii & JOY and our e-commerce business became operating segments starting from the first quarter of 2019, revenue by segment information for prior quarters has been recast to align with the change in segment reporting. Additional details on our reportable segments are included in Note 13.

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

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront license fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets on the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees and unconsolidated affiliates. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $10 million and $8 million at March 31, 2019 and December 31, 2018, respectively.

Contract Liabilities

Contract liabilities at March 31, 2019 and December 31, 2018 were as follows:

Contract liabilities	3/31/2019	12/31/2018
- Deferred revenue related to prepaid stored-value products	$80	$73
- Deferred revenue related to customer loyalty programs	22	17
- Deferred revenue related to upfront fees	39	37
Total	$141	$127

Contract liabilities consist of deferred revenue related to prepaid stored-value products, customer loyalty programs and upfront fees. Deferred revenue related to prepaid stored-value products and customer loyalty programs is included in Accounts payable and other current liabilities on the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities on the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $33 million and $19 million in the quarter ended March 31, 2019 and March 31, 2018, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 4 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended
	3/31/2019	3/31/2018
Net Income – Yum China Holdings, Inc.	$222	$288
Weighted-average common shares outstanding (for basic calculation)(a)	379	386
Effect of dilutive share-based awards(a)	7	12
Effect of dilutive warrants(b)	2	3
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	388	401
Basic Earnings Per Common Share	$0.59	$0.75
Diluted Earnings Per Common Share	$0.57	$0.72
Share-based awards excluded from the diluted EPS computation(c)	2	1

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

(c)

These outstanding stock appreciation rights, restricted stock units and performance share units were not included in the computation of diluted EPS because to do so would have been antidilutive for the quarters presented.

Note 5 – Equity

Changes in Equity and Redeemable Noncontrolling Interest

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2018	392	$4	$2,402	$944	$(17)	(13)	$(460)	$103	$2,976	$1
Net Income				222				7	229
Foreign currency translation adjustments					56			3	59
Comprehensive income									288
Cash dividends declared ($0.12 per common share)				(46)					(46)
Dividends declared								(34)	(34)
Repurchase of shares of common stock						(2)	(65)		(65)
Exercise and vesting of share-based awards	2	—	—						—
Share-based compensation			6						6
Cumulative effect of accounting change				(60)				(3)	(63)
Balance at March 31, 2019	394	$4	$2,408	$1,060	$39	(15)	$(525)	$76	$3,062	$1

Share Repurchase Program

On February 7, 2017, we announced that our Board of Directors authorized a $300 million share repurchase program. On October 4, 2017, the Board of Directors increased Yum China’s existing share repurchase authorization from $300 million to an aggregate of $550 million. On October 30, 2018, the Board of Directors further increased the share repurchase authorization to an aggregate of $1.4 billion. The Company repurchased 1.7 million shares of Yum China common stock at a total cost of $65 million during the quarter ended March 31, 2019. This includes approximately 46 thousand shares repurchased for $2 million with trade dates prior to March 31, 2019 but cash settlement dates subsequent to March 31, 2019. There were no shares repurchased during the quarter ended March 31, 2018. As of March 31, 2019, $895 million remained available for future share repurchases under the authorization.

Note 6 – Items Affecting Comparability of Net Income and Cash Flows

Gain from Re-Measurement of Equity Interest Upon Acquisition

In the first quarter of 2018, the Company completed the acquisition of Wuxi KFC. In connection with the acquisition, the Company also recognized a gain of $98 million from the re-measurement of our previously held 47% equity interest at fair value using discounted cash flow valuation approach and incorporating assumptions and estimates that were not observable in the market. Key assumptions used in estimating future cash flows included projected revenue growth and operating expenses, which were based on internal projections, historical performance of stores and the business environment, as well as the selection of an appropriate discount rate based on weighted-average cost of capital and company-specific risk premium. The gain was not allocated to any segment for performance reporting purposes.

Meituan Dianping (“Meituan”) Investment

In the third quarter of 2018, the Company subscribed for 8.4 million, or less than 1%, of the ordinary shares of Meituan, an e-commerce platform for services in China, for a total consideration of approximately $74 million, when it launched its initial public offering on the Hong Kong Stock Exchange in September 2018. The Company accounted for the equity securities at fair value with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income. The fair value of the investment in Meituan is determined based on the closing market price for the shares at the end of each reporting period. As of March 31, 2019, the fair value of the investment was $57 million. The unrealized gain of $10 million was included in Investment gain in our Condensed Consolidated Statements of Income during the quarter ended March 31, 2019.

Incremental Restaurant-Level Impairment Upon Adoption of ASC 842

We performed an additional impairment evaluation of long-lived assets of restaurants as a result of adopting ASC 842 and recorded an incremental restaurant-level impairment charge of $12 million in the first quarter of 2019. See Note 11 for additional information.

Transition Tax

We completed the evaluation of the impact on our transition tax computation based on the final regulations that were released by the U.S. Treasury Department and the Internal Revenue Service (“IRS”) and became effective in the first quarter of 2019, and recorded an additional amount of $8 million for the transition tax accordingly. See Note 12 for additional information.

Note 7 – Other Income, net

	Quarter Ended
	3/31/2019	3/31/2018
Equity income from investments in unconsolidated affiliates	$23	$23
Gain from re-measurement of equity interest upon acquisition(a)	—	98
Foreign exchange impact and other	(4)	5
Other income, net	$19	$126

(a)

As a result of the acquisition of Wuxi KFC in the first quarter of 2018, as disclosed in Note 2, the Company recognized a gain of $98 million from the re-measurement of our previously held 47% equity interest at fair value, which was not allocated to any segment for performance reporting purposes.

Note 8 – Supplemental Balance Sheet Information

Accounts Receivable, net	3/31/2019	12/31/2018
Accounts receivable, gross	$79	$81
Allowance for doubtful accounts	(2)	(1)
Accounts receivable, net	$77	$80

Prepaid Expenses and Other Current Assets	3/31/2019	12/31/2018
Receivables from payment processors and aggregators	$46	$49
Dividends receivable from unconsolidated affiliates	53	20
Prepaid rent	—	42
Other prepaid expenses and current assets	80	66
Prepaid expenses and other current assets	$179	$177

Property, Plant and Equipment	3/31/2019	12/31/2018
Buildings and improvements	$2,209	$2,121
Finance leases, primarily buildings	26	26
Machinery, equipment and construction in progress	1,218	1,201
Property, plant and equipment, gross	3,453	3,348
Accumulated depreciation	(1,833)	(1,733)
Property, plant and equipment, net	$1,620	$1,615

Other Assets	3/31/2019	12/31/2018
VAT assets	$249	$226
Land use right	141	138
Long-term deposits	67	64
Investment in equity securities	57	47
Costs to obtain contracts	10	8
Others	3	8
Other Assets	$527	$491

Accounts Payable and Other Current Liabilities	3/31/2019	12/31/2018
Accounts payable	$556	$619
Operating leases liabilities	364	—
Accrued compensation and benefits	163	200
Contract liabilities	109	96
Accrued capital expenditures	106	137
Accrued marketing expenses	76	32
Other current liabilities	133	115
Accounts payable and other current liabilities	$1,507	$1,199

Other Liabilities	3/31/2019	12/31/2018
Accrued income tax payable	$80	$71
Deferred income tax liabilities	64	65
Contract liabilities	32	31
Deferred rent accrual	—	144
Other non-current liabilities	44	44
Other liabilities	$220	$355

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2018
Goodwill, gross	$648	$238	$19	$391
Accumulated impairment losses(a)	(382)	—	—	(382)
Goodwill, net	266	238	19	9
Effect of currency translation adjustment	7	6	1	—
Balance as of March 31, 2019
Goodwill, gross	655	244	20	391
Accumulated impairment losses(a)	(382)	—	—	(382)
Goodwill, net	$273	$244	$20	$9

(a)	Accumulated impairment losses represent Little Sheep goodwill impairment.

Intangible assets, net as of March 31, 2019 and December 31, 2018 are as follows:

	3/31/2019				12/31/2018
	Gross Carrying Amount(a)	Accumulated Amortization	Accumulated impairment losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated impairment losses	Net Carrying Amount
Definite-lived intangible assets
Reacquired franchise rights	$154	$(108)	$—	$46	$150	$(100)	$—	$50
Daojia platform	16	(3)	(10)	3	16	(3)	(10)	3
Customer-related assets	12	(8)	(2)	2	12	(8)	(2)	2
Others(b)	9	(3)	—	6	17	(9)	—	8
	$191	$(122)	$(12)	$57	$195	$(120)	$(12)	$63
Indefinite-lived intangible assets
Little Sheep trademark	$54	$—	$—	$54	$53	$—	$—	$53

Total intangible assets	$245	$(122)	$(12)	$111	$248	$(120)	$(12)	$116

(a)	Changes in gross carrying amount include effect of currency translation adjustment.

(b)

Decrease in Others during the quarter ended March 31, 2019 is primarily due to the reclassification of favorable lease assets, with gross carrying amount of $7 million and accumulated amortization of $5 million, to right-of-use assets upon adoption of ASC 842.

Amortization expense of definite-lived intangible assets was $6 million and $6 million for the quarters ended March 31, 2019 and 2018, respectively. As of March 31, 2019, expected amortization expense for the unamortized definite-lived intangible assets is approximately $11 million for the remainder of 2019, $13 million in 2020, $13 million in 2021, $13 million in 2022 and $3 million in 2023.

Note 10 – Leases

As of March 31, 2019, we operated more than 8,600 restaurants, leasing the underlying land and/or building. We generally enter into lease agreements with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent;

(ii) the higher of a fixed base rent or a percentage of the restaurant’s sales revenue; or (iii) a percentage of the restaurant’s sales revenue. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Prior to the adoption of ASC 842, operating leases were not recognized on the balance sheet of the Company, but rent expenses were recognized on a straight-line basis over the lease term. Upon adoption, right-of-use assets and lease liabilities are recognized upon lease commencement for operating leases based on the present value of lease payments over the lease term. This is consistent with the historical recognition of finance leases, which is unchanged upon adoption of ASC 842. Variable lease payments that do not depend on a rate or index are expensed as incurred. The Company has elected not to recognize right-of-use assets or lease liabilities for leases with an initial term of 12 months or less; we recognize lease expense for these leases on a straight-line basis over the lease term. In addition, the Company has elected not to separate non-lease components (e.g., common area maintenance fees) from the lease components.

In limited cases, we sublease certain restaurants to franchisees in connection with refranchising transactions or lease our properties to other third parties. The lease payments under these leases are generally based on the higher of a fixed base rent or a percentage of restaurant’s annual sales revenue. Income from sublease agreements with franchisees or lease agreements with other third parties are included in Franchise fees and income and Other revenue, respectively, within our Condensed Consolidated Statements of Income. The impact of ASC 842 on our accounting as a lessor was not significant.

Supplemental Balance Sheet
	3/31/2019	Account Classification
Assets
Operating lease right-of-use assets	$2,016	Operating lease right-of-use assets
Finance lease right-of-use assets	14	Property, plant and equipment, net
Total leased assets	$2,030

Liabilities
Current
Operating lease liabilities	$364	Accounts payable and other current liabilities
Finance lease liabilities	2	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,869	Non-current operating lease liabilities
Finance lease liabilities	23	Non-current finance lease liabilities
Total lease liabilities	$2,258

Summary of Lease Cost	Quarter Ended	Account Classification
	3/31/2019

Operating lease cost	$117	Occupancy and other operating expenses, G&A or Franchise expenses
Variable lease cost	91	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	3	Occupancy and other operating expenses or G&A
Sublease income	(7)	Franchise fees and income or Other revenues
Total lease cost	$204

Finance lease cost for the quarter ended March 31, 2019 is not material.

Supplemental Cash Flow Information	Quarter Ended
3/31/2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$127
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$57

Cash paid related to finance leases and right-of-use assets obtained in exchange for new finance lease liabilities for the quarter ended   March 31, 2019 is not material.

Quarter Ended
Lease Term and Discount Rate	3/31/2019
Weighted-average remaining lease term (years)
Operating leases	7.3
Finance leases	12.0

Weighted-average discount rate
Operating leases	6.1%
Finance leases	5.7%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of March 31, 2019 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2019	$372	$2	$374
2020	460	3	463
2021	413	3	416
2022	353	3	356
2023	287	3	290
Thereafter	903	21	924
Total undiscounted lease payment	2,788	35	2,823
Less: imputed interest (a)	555	10	565
Present value of lease liabilities	$2,233	$25	$2,258

(a)

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.

As of March 31, 2019, we have additional lease agreements that have been signed but not yet commenced of $87 million. These leases will commence between the second quarter of 2019 and 2020 with lease term of 1 year to 20 years.

Future minimum lease payments under non-cancellable leases as of December 31, 2018 were as follows:

	Commitments
	Amount of Operating Leases	Amount of Finance Leases	Total
2019	$466	$3	$469
2020	440	3	443
2021	394	3	397
2022	336	3	339
2023	275	3	278
Thereafter	864	22	886
	$2,775	$37	$2,812

At December 31, 2018, the present value of minimum payments under finance leases was $27 million, after deducting imputed interest of $10 million. The current portion of finance lease obligations was $2 million as of December 31, 2018, and was classified in Accounts payable and other current liabilities.

Note 11 – Fair Value Measurements

The Company’s financial assets and liabilities primarily consist of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and the carrying values of these assets and liabilities approximate their fair value in general.

The Company accounts for its investment in the equity securities of Meituan at fair value, which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income.

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred during the quarter ended March 31, 2019.

		Fair Value Measurement or Disclosure at March 31, 2019
	Balance at March 31, 2019	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$720	$—	$720	$—
Money market funds	129	129
Fixed rate debt securities(a)	89	89
Total cash equivalents	938	218	720	—
Short-term investments:
Time deposits	284		284
Total short-term investments	284	—	284	—
Other assets:
Investment in equity securities	57	57
Total	$1,279	$275	$1,004	$—

		Fair Value Measurement or Disclosure at December 31, 2018
	Balance at December 31, 2018	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$570	$—	$570	$—
Money market funds	226	226
Fixed rate debt securities(a)	153	153
Total cash equivalents	949	379	570	—
Short-term investments:
Time deposits	122		122
Total short-term investments	122	—	122	—
Other assets:
Investment in equity securities	47	47
Total	$1,118	$426	$692	$—

(a)	Classified as held-to-maturity investments and measured at amortized cost.

Non-Recurring Fair Value Measurements

In addition, certain of the Company’s assets, such as operating lease right-of-use (“ROU”) assets, property, plant and equipment, goodwill and intangible assets, are measured at fair value on a non-recurring basis, if determined to be impaired.

The following table presents amounts recognized from all non-recurring fair value measurements during the quarter ended March 31, 2019. All fair value measurements were based on unobservable inputs (Level 3). These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective quarter-end dates.

	Amount	Account Classification

ROU impairment prior to the adoption of ASC 842(a)	$82	Retained Earnings
Incremental restaurant-level impairment upon adoption of ASC 842(b)	12	Closure and impairment expenses, net
Total	94

(a)

ROU impairment prior to the adoption of ASC 842 represents an impairment charge on operating lease right-of-use assets arising from existing operating leases as of January 1, 2019. After netting with related impact on deferred taxes of $19 million and the impact on noncontrolling interests of $3 million, we recorded a cumulative adjustment of $60 million to retained earnings in accordance with the transition guidance for the new lease standard. For those restaurants under operating leases with full impairment on their long-lived assets (primarily property, plant and equipment) before January 1, 2019, an additional impairment charge would have been recorded before January 1, 2019 had the operating lease right-of-use assets been recognized at the time of impairment. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3) at the time of impairment.

(b)

Incremental restaurant-level impairment upon adoption of ASC 842 represents additional impairment charges as a result of adopting the new lease standard in the first quarter of 2019. We performed an additional impairment evaluation of long-lived assets of restaurants, which includes operating lease right-of-use assets, and property, plant and equipment. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3).

During the quarter ended March 31, 2018, we recorded restaurant-level impairment (Level 3) of nil.

Note 12 – Income Taxes

	Quarter Ended
	3/31/2019	3/31/2018
Income tax provision	$93	$107
Effective tax rate	28.9%	26.6%

The higher effective tax rate for the quarter ended March 31, 2019 was primarily due to an adjustment of transition tax based on the final regulations that were released by the U.S. Treasury Department and the IRS and became effective in the first quarter of 2019.

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

We completed our analysis of the Tax Act in the fourth quarter of 2018 according to guidance released by the U.S. Treasury Department and the IRS as of December 2018 and made a reversal to provisional amount in the amount of $36 million for the transition tax recorded in 2017 accordingly. The U.S. Treasury Department and the IRS released the final transition tax regulations on January 15, 2019, which were published in the Federal Register and became effective on February 5, 2019. We completed the evaluation of the impact on our transition tax computation based on the final regulations released in the first quarter of 2019 and recorded an additional amount of $8 million for the transition tax accordingly.

The Tax Act requires a U.S. shareholder to be subject to tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries. We have elected the option to account for current year GILTI tax as a period cost as incurred, and therefore included it in estimating the annual effective tax rate.

Note 13 –Segment Reporting

We have two reportable segments: KFC and Pizza Hut. Starting from the first quarter of 2019, our newly developed COFFii & JOY concept and e-commerce business became operating segments, as their financial results started being regularly reviewed by the Company’s chief operating decision maker. Accordingly, our six non-reportable operating segments, including the operations of East Dawning, Little Sheep, Taco Bell, Daojia, COFFii & JOY and our e-commerce business, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Segment financial information for prior quarters has been recast to align with this change in segment reporting. There was no impact on the consolidated financial statements of the Company as a result of this change.

	Quarter Ended 3/31/2019
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,592	$543	$23	$146	2,304	$—	$2,304
Inter-segment revenue	—	—	9	—	9	(9)	—
Total	$1,592	$543	$32	$146	$2,313	$(9)	$2,304

	Quarter Ended 3/31/2018
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,498	$565	$20	$138	2,221	$—	$2,221
Inter-segment revenue	—	—	1	—	1	(1)	—
Total	$1,498	$565	$21	$138	$2,222	$(1)	$2,221

	Quarter Ended
Operating Profit	3/31/2019	3/31/2018
KFC(b)	$288	$296
Pizza Hut	50	34
All Other Segments	(5)	(4)
Unallocated revenues from transactions with franchisees and unconsolidated affiliates(c)	145	137
Unallocated Other revenues	1	1
Unallocated expenses from transactions with franchisees and unconsolidated affiliates(c)	(143)	(137)
Unallocated Other operating costs and expenses	(1)	(1)
Unallocated and corporate G&A expenses	(33)	(33)
Unallocated Other income(d)	1	102
Operating Profit	$303	$395
Interest income, net(a)	9	8
Investment gain(a)	10	—
Income Before Income Taxes	$322	$403

	Quarter Ended
Impairment Charges	3/31/2019	3/31/2018
KFC(e)	$8	$1
Pizza Hut(e)	5	1
All Other Segments	1	$—
	$14	$2

	Total Assets
	3/31/2019	12/31/2018
KFC(f)	$3,082	$1,745
Pizza Hut	1,073	558
All Other Segments	161	132
Corporate and Unallocated(g)	2,446	2,175
	$6,762	$4,610

(a)	Amounts have not been allocated to any segment for performance reporting purposes.

(b)	Includes equity income from investments in unconsolidated affiliates of $23 million and $23 million for the quarters ended March 31, 2019 and 2018, respectively.

(c)

Primarily includes revenues and associated expenses of transactions with franchisee and unconsolidated affiliates derived from the Company’s central procurement model whereby the Company centrally purchases substantially all food and paper products from suppliers and then sells and delivers to restaurants, including franchisees and unconsolidated affiliates. Amounts have not been allocated to any segment for purposes of making operating decisions or assessing financial performance as the transactions are deemed corporate revenues and expenses in nature.

(d)	Primarily includes gain from re-measurement of the previously held equity interest in connection with the acquisition of Wuxi KFC (See Note 2).

(e)	Primarily includes store closure impairment charges as well as incremental restaurant-level impairment charges as a result of adopting ASC 842 (See Note 11).
(f)	Includes investments in unconsolidated affiliates.

(g)	Primarily includes cash and cash equivalents, short-term investments, investment in equity securities, and inventories that are centrally managed.

Note 14 – Contingencies

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

YUM concluded and we concurred that it is more likely than not that YUM will not be subject to this tax with respect to the distribution. However, there are significant uncertainties regarding what constitutes a reasonable commercial purpose, how the safe harbor provisions for group restructurings are to be interpreted and how the taxing authorities will ultimately view the distribution. As a result, YUM’s position could be challenged by Chinese tax authorities resulting in a 10% tax assessed on the difference between the fair market value and the tax basis of the separated China business. As YUM’s tax basis in the China business is minimal, the amount of such tax could be significant.

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

Guarantees

From time to time we have guaranteed certain lines of credit and loans of franchisees and unconsolidated affiliates. As of March 31, 2019, we have provided guarantees of approximately $1 million on behalf of franchisees and no guarantees were outstanding for unconsolidated affiliates.

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

Note 15 – Subsequent Events

On April 29, 2019, the Company announced that the Board of Directors declared a cash dividend of $0.12 per share, payable as of the close of business on June 17, 2019 to stockholders of record as of the close of business on May 28, 2019. The total estimated cash dividend payable is approximately $46 million.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China, with over 8,600 restaurants as of March 31, 2019. Our growing restaurant base consists of China’s leading restaurant brands and concepts, primarily the KFC and Pizza Hut brands, as well as brands such as East Dawning, Little Sheep, Taco Bell and COFFii & JOY. Following our separation from YUM, we obtained the exclusive right to operate and sub-license the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Taiwan and Macau (the “PRC” or “China”), and we own the intellectual property of the East Dawning, Little Sheep and COFFii & JOY concepts outright. We were the first major global restaurant brand when we entered China in 1987 and we have developed deep operating experience in the market. We have since grown to become one of China’s largest restaurant developers with locations in over 1,300 cities as of March 31, 2019.

KFC is the leading Quick-Service Restaurant (“QSR”) brand in the PRC in terms of system sales and number of restaurants. As of March 31, 2019, KFC operated over 6,000 restaurants in over 1,300 cities across China. Measured by number of restaurants, we believe KFC has an approximate two-to-one lead over the nearest Western QSR competitor in China, and KFC has continued to grow in both large and small cities. During the first quarter of 2018, the Company completed the acquisition of an additional 36% interest in an unconsolidated affiliate that operates KFC stores in Wuxi, China (“Wuxi KFC”), increasing the equity interest to 83% and allowing the Company to consolidate the entity.

Pizza Hut is the leading casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of March 31, 2019, Pizza Hut operated over 2,200 restaurants in over 500 cities. We believe Pizza Hut has an approximate four-to-one lead in terms of number of restaurants over its nearest competitor in China.

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

•

System sales growth reflects the results of all restaurants regardless of ownership, including Company-owned, franchise and unconsolidated affiliate restaurants that operate our Concepts, except for non-Company-owned restaurants for which we do not receive a sales-based royalty.  Sales of franchise and unconsolidated affiliate restaurants typically generate ongoing franchise fees for the Company at a rate of approximately 6% of system sales.  Franchise and unconsolidated affiliate restaurant sales are not included in Company sales in the Condensed Consolidated Statements of Income; however, the franchise fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

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

•

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides measures adjusted for Special Items, which include Adjusted Operating Profit, Adjusted Net Income, Adjusted Earnings Per Common Share, Adjusted Effective Tax Rate and Adjusted EBITDA, which we define as net income including noncontrolling interests adjusted for income tax, interest income, net, investment gain or loss, depreciation and amortization, and other items, including store impairment charges and Special Items. The Special Item for the quarter ended March 31, 2019 represents impact from the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The Special Item for the quarter ended March 31, 2018 represents a gain recognized from the re-measurement of our previously held equity interest in Wuxi KFC at fair value upon acquisition, as described in Note 2. The Company excludes impact from Special Items for the purpose of evaluating performance internally. Special Items are not included in any of our segment results. In addition, the Company provides Adjusted EBITDA because we believe that investors and analysts may find it useful in measuring operating performance without regard to items such as income tax, interest income, net, investment gain or loss, depreciation and amortization, and other items, including store impairment charges and Special Items. These adjusted measures are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of these adjusted measures provides additional information to investors to facilitate the comparison of past and present results, excluding those items that the Company does not believe are indicative of our ongoing operations due to their nature.

All Note references in this MD&A refer to the Notes to the Condensed Consolidated Financial Statements. Tabular amounts are displayed in millions of U.S. dollars except percentages and per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding. References to quarters are references to the Company’s fiscal quarters.

Quarters Ended March 31, 2019 and 2018

Results of Operations

Summary

The Company has two reportable segments: KFC and Pizza Hut. Starting from the first quarter of 2019, our newly developed COFFii & JOY concept and e-commerce business became operating segments, as their financial results started being regularly reviewed by the Company’s chief operating decision maker. Accordingly, our six non-reportable operating segments, including the operations of East Dawning, Little Sheep, Taco Bell, Daojia, COFFii & JOY and our e-commerce business, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Segment financial information for prior quarters has been recast to align with this change in segment reporting. There was no impact on the consolidated financial statements of the Company as a result of this change. Additional details on our reportable operating segments are included in Note 13.

Quarterly highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+11	+5	+8	(3)	+3
Pizza Hut	+3	+1	+2	+48	+57
All Other Segments(b)	1	(15)	+10	+2	(3)
Total	+9	+4	+7	(23)	(18)

NM refers to changes over 100%, from negative to positive amounts or from zero to an amount.

(a)	System Sales and Same-Store Sales percentages as shown in tables exclude the impact of F/X.

(b)	Sales from non-Company-owned restaurants, for which we do not receive a sales-based royalty, are excluded from System Sales and Same-Store Sales.

As of March 31, 2019, the Company operated over 8,600 units, predominately KFC and Pizza Hut restaurants, which are the leading QSR and CDR brand, respectively, in mainland China. Given our strong competitive position, a growing economy and a population of approximately 1.4 billion in mainland China, the Company has rapidly added KFC and Pizza Hut restaurants.

As compared to the first quarter of 2018, Company sales in the first quarter of 2019 increased 4%, or 10% if excluding the impact of F/X. The increase in Company sales for the quarter, excluding the impact of F/X, was driven by net unit growth and same-store sales growth.

The increase in Restaurant profit for the quarter, excluding the impact of F/X, was driven by same-store sales growth, net unit growth, labor efficiency and less depreciation expenses, partially offset by wage inflation, higher promotion and product upgrade cost and commodity inflation.

The Consolidated Results of Operations for the quarters ended March 31, 2019 and 2018 are presented below:

	Quarter Ended		% B/(W) (a)
	3/31/2019	3/31/2018	Reported		Ex F/X
Company sales	$2,089	$2,016	4		10
Franchise fees and income	39	40	(1)		5
Revenues from transactions with franchisees and unconsolidated affiliates	170	161	5		12
Other revenues	6	4	55		62
Total revenues	$2,304	$2,221	4		10
Restaurant profit	$386	$361	7		14
Restaurant Margin %	18.5%	17.9%	0.6	ppts.	0.6	ppts.
Operating Profit	$303	$395	(23)		(18)
Interest income, net	9	8	17		24
Investment gain	10	—	NM		NM
Income tax provision	(93)	(107)	13		9
Net Income - including noncontrolling interests	229	296	(23)		(17)
Net Income - noncontrolling interests	7	8	13		7
Net Income - Yum China Holdings, Inc.	$222	$288	(23)		(17)
Diluted Earnings Per Common Share	$0.57	$0.72	(21)		(15)
Effective tax rate	28.9%	26.6%
Adjusted Operating Profit	$303	$297
Adjusted Net Income - Yum China Holdings, Inc.	$230	$214
Adjusted Diluted Earnings Per Common Share	$0.59	$0.53
Adjusted Effective Tax Rate	26.5%	27.1%
Adjusted EBITDA	$428	$417

(a)	Represents period-over-period change in percentage.

Performance Metrics

	Quarter Ended
	3/31/2019	3/31/2018
System Sales Growth	3%	15%
System Sales Growth, excluding F/X	9%	6%
Same-Store Sales Growth	4%	3%

Unit Count	3/31/2019	3/31/2018	% Increase
Company-owned	6,974	6,563	6
Unconsolidated affiliates	834	762	9
Franchisees	845	787	7
	8,653	8,112	7

Special Items

Special Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Quarter Ended
Detail of Special Items	3/31/2019	3/31/2018
Gain from re-measurement of equity interest upon acquisition(a)	$—	$98
Special Items, Operating Profit	—	98
Tax Expenses on Special Items(b)	—	(24)
Impact from the Tax Act(c)	(8)	—
Special items, net income – including noncontrolling interests	(8)	74
Special items, net income – noncontrolling interests	—	—
Special Items, Net income – Yum China Holdings, Inc.	$(8)	$74
Weighted-average diluted shares outstanding (in millions)	388	401
Special Items, Diluted Earnings Per Common Share	$(0.02)	$0.19
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$303	$395
Special Items, Operating Profit	—	98
Adjusted Operating Profit	$303	$297
Reconciliation of Net Income to Adjusted Net Income
Net Income - Yum China Holdings, Inc.	$222	$288
Special Items, Net Income – Yum China Holdings, Inc.	(8)	74
Adjusted Net Income - Yum China Holdings, Inc.	$230	$214
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.59	$0.75
Special Items, Basic Earnings Per Common Share	(0.02)	0.20
Adjusted Basic Earnings Per Common Share	$0.61	$0.55
Diluted Earnings Per Common Share	$0.57	$0.72
Special Items, Diluted Earnings Per Common Share	(0.02)	0.19
Adjusted Diluted Earnings Per Common Share	$0.59	$0.53
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 12)	28.9%	26.6%
Impact on effective tax rate as a result of Special Items(b)(c)	2.4%	(0.5)%
Adjusted effective tax rate	26.5%	27.1%
(a)

As a result of the acquisition of Wuxi KFC in the first quarter of 2018, the Company recognized a gain of $98 million from the re-measurement of our previously held 47% equity interest at fair value, which was not allocated to any segment for performance reporting purposes. (See Note 2)

(b)	The tax expense was determined based upon the nature, as well as the jurisdiction, of each Special Item at the applicable tax rate.
(c)

We completed the evaluation of the impact on our transition tax computation based on the final regulations that were released by the U.S. Treasury Department and the IRS and became effective in the first quarter of 2019, and recorded an additional amount of $8 million for the transition tax accordingly.

Adjusted EBITDA

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter Ended
Reconciliation of Net Income to Adjusted EBITDA	3/31/2019	3/31/2018
Net Income — Yum China Holdings, Inc.	$222	$288
Net Income — noncontrolling interests	7	8
Income tax provision	93	107
Interest income, net	(9)	(8)
Investment gain	(10)	—
Operating Profit	303	395
Special Items, Operating Profit	—	(98)
Adjusted Operating Profit	303	297
Depreciation and amortization	111	118
Store impairment charges	14	2
Adjusted EBITDA	$428	$417

Segment Results

KFC

	Quarter Ended
			% B/(W)
	3/31/2019	3/31/2018	Reported		Ex F/X
Company sales	$1,539	$1,444	7		13
Franchise fees and income	36	37	(3)		3
Revenues from transactions with franchisees and unconsolidated affiliates	17	17	—		2
Total revenues	$1,592	$1,498	6		13

Restaurant profit	$309	$301	2		9
Restaurant margin %	20.0%	20.9%	(0.9)	ppts.	(0.9)	ppts.

G&A expenses	$49	$46	(5)		(12)
Franchise expenses	$19	$19	1		(5)
Expenses for transactions with franchisees and unconsolidated affiliates	$17	$17	1		(1)
Closures and impairment expenses, net	$7	$—	NM		NM
Other income, net	$(18)	$(23)	(24)		(19)
Operating Profit	$288	$296	(3)		3

	Quarter Ended
	3/31/2019	3/31/2018
System Sales Growth	5%	18%
System Sales Growth, excluding F/X	11%	9%
Same-Store Sales Growth	5%	5%

Unit Count	3/31/2019	3/31/2018	% Increase
Company-owned	4,732	4,353	9
Unconsolidated affiliates	834	762	9
Franchisees	512	487	5
	6,078	5,602	8

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	3/31/2018	Store Portfolio Actions	Other	F/X	3/31/2019
Company sales	$1,444	$128	$64	$(97)	$1,539
Cost of sales	(424)	(41)	(41)	30	(476)
Cost of labor	(293)	(26)	(22)	21	(320)
Occupancy and other operating expenses	(426)	(36)	1	27	(434)
Restaurant profit	$301	$25	$2	$(19)	$309

The increase in Company sales and Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by net unit growth including the acquisition of Wuxi KFC, same-store sales growth and lower depreciation expenses, partially offset by commodity inflation of 5%, higher labor costs mainly due to wage inflation of 6% and higher promotion costs.

Franchise Fees and Income

The increase in Franchise fees and income for the quarter, excluding the impact of F/X, was primarily driven by the same-store sales growth of unconsolidated affiliates and franchisees and net unit growth, partially offset by the impact of the acquisition of Wuxi KFC.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by higher compensation costs mainly due to merit increases.

Operating Profit

The increase in Operating Profit for the quarter, excluding the impact of F/X, was primarily driven by same-store sales growth and net unit growth including the acquisition of Wuxi KFC, partially offset by higher restaurant operating costs, higher store impairment charges due to an additional impairment evaluation performed in the first quarter of 2019 as a result of adopting the new lease standard, and higher G&A expenses.

Pizza Hut

	Quarter Ended
			% B/(W)
	3/31/2019	3/31/2018	Reported		Ex F/X
Company sales	$541	$564	(4)		2
Franchise fees and income	1	1	45		54
Revenues from transactions with franchisees and unconsolidated affiliates	1	—	NM		NM
Total revenues	$543	$565	(4)		2

Restaurant profit	$77	$60	31		39
Restaurant margin %	14.3%	10.5%	3.8	ppts.	3.8	ppts.

G&A expenses	$24	$28	14		9
Franchise expenses	$1	$1	(50)		(59)
Expenses for transactions with franchisees and unconsolidated affiliates	$1	$—	NM		NM
Closures and impairment expenses, net	$3	$(1)	NM		NM
Other income, net	$—	$(1)	(100)		(100)
Operating Profit	$50	$34	48		57

	Quarter Ended
	3/31/2019	3/31/2018
System Sales (Decline) Growth	(3)%	7%
System Sales Growth (Decline), excluding F/X	3%	(1)%
Same-Store Sales Growth (Decline)	1%	(5)%

Unit Count	3/31/2019	3/31/2018	% Increase
Company-owned	2,190	2,183	—
Franchisees	59	31	90
	2,249	2,214	2

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	3/31/2018	Store Portfolio Actions	Other	F/X	3/31/2019
Company sales	$564	$5	$6	$(34)	$541
Cost of sales	(167)	(1)	(1)	10	(159)
Cost of labor	(147)	—	(4)	8	(143)
Occupancy and other operating expenses	(190)	—	18	10	(162)
Restaurant profit	$60	$4	$19	$(6)	$77

The increase in Company sales and Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by same-store sales growth, net unit growth, labor efficiency, lower depreciation expenses and commodity deflation, partially offset by higher labor costs mainly attributable to wage inflation of 5%, and higher promotion and product upgrade costs.

G&A Expenses

The decrease in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by lower cost allocation reflecting reduced development activities, and higher government incentives received.

Operating Profit

The increase in Operating Profit for the quarter, excluding the impact of F/X, was primarily driven by same-store sales growth, net unit growth, lower restaurant operating costs and lower G&A expenses, partially offset by higher store impairment charges due to an additional impairment evaluation performed in the first quarter of 2019 as a result of adopting the new lease standard.

All Other Segments

All Other Segments includes East Dawning, Little Sheep, Taco Bell, Daojia, COFFii & JOY and our e-commerce business.

	Quarter Ended
			% B/(W)
	3/31/2019	3/31/2018	Reported		Ex F/X
Company sales	$9	$8	3		9
Franchise fees and income	2	2	29		36
Revenues from transactions with franchisees and unconsolidated affiliates	7	7	4		11
Other revenues	14	4	NM		NM
Total revenues	$32	$21	50		59

Restaurant profit	$(1)	$—	NM		NM
Restaurant margin %	(5.6)%	1.7%	(7.3)	ppts.	(7.3)	ppts.

G&A expenses	$8	$7	(7)		(13)
Expenses for transactions with franchisees and unconsolidated affiliates	$6	$6	(9)		(16)
Other operating costs and expenses	$12	$4	NM		NM
Closures and impairment expenses, net	$1	$—	NM		NM
Operating Loss	$(5)	$(4)	2		(3)

	Quarter Ended
	3/31/2019	3/31/2018
Same-Store Sales Decline	(15)%	(5)%

The increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by the launch of our e-commerce business and COFFii & JOY, partially offset by the decrease in Company sales of Little Sheep.

The increase in Other revenue for the quarter, excluding the impact of F/X, was primarily driven by inter-segment revenue generated from our e-commerce business and Daojia.

The increase in G&A expenses for the quarter, excluding the impact of F/X, was mainly due to G&A expenses incurred by COFFii & JOY, which was launched in the second half of 2018.

Corporate and Unallocated

	Quarter Ended
			% B/(W)
	3/31/2019	3/31/2018	Reported	Ex F/X
Revenues from transactions with franchisees and unconsolidated affiliates	$145	$137	6	13
Other revenue	1	1	71	83
Expenses for transactions with franchisees and unconsolidated affiliates	143	137	(5)	(12)
Other operating costs and expenses	1	1	(24)	(33)
Corporate G&A expenses	33	33	(1)	(6)
Other unallocated income (See Note 13)	(1)	(102)	(100)	(100)
Interest income, net	9	8	17	24
Investment gain	10	—	NM	NM
Income tax provision (See Note 12)	(93)	(107)	13	9
Effective tax rate (See Note 12)	28.9%	26.6%	(2.3)%	(2.3)%

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

The increase in Revenues from transactions with franchisees and unconsolidated affiliates for the quarter, excluding the impact of F/X, was mainly driven by system sales growth of franchisees and unconsolidated affiliates and an increase in the selling prices of food and paper products due to commodity inflation, partially offset by the impact from the acquisition of Wuxi KFC.

G&A Expenses

The increase in Corporate G&A expenses for the quarter, excluding the impact of F/X, was mainly driven by lower government incentives received.

Other Unallocated Income

The decrease in Other unallocated income for the quarter, excluding the impact of F/X, was primarily due to a gain of $98 million recognized from the re-measurement of our previously held equity interest in Wuxi KFC at fair value upon acquisition in the first quarter of 2018.

Interest and Other Income, Net

The increase in interest income, net was mainly driven by higher returns on balances of short-term investments and cash equivalents which mainly include time deposits.

Investment Gain

The Investment gain represents the unrealized gain of $10 million related to investment in equity securities of Meituan Dianping (“Meituan”). See Note 6.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%, withholding tax on repatriation of earnings outside of China and U.S. corporate income tax, if any. Our effective tax rate was 28.9% and 26.6% for the quarters ended March 31, 2019 and 2018, respectively. The higher effective tax rate for the quarter was primarily due to an adjustment of transition tax based on the final regulations that were released by the U.S. Treasury Department and the IRS and became effective in the first quarter of 2019.

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

PRC Value-Added Tax (“VAT”)

Effective May 1, 2016, the Chinese government implemented reform to its retail tax structure, which is intended to be a progressive and positive shift to more closely align with a more modern service-based economy. Under this reform, a 6% output value-added tax (“VAT”) replaced the 5% business tax (“BT”) previously applied to certain restaurant sales. VAT was imposed on goods and services at the rates of 17%, 13%, 11% and 6%. Input VAT would be creditable to the aforementioned 6% output VAT. Effective from July 1, 2017, the 13% VAT rate primarily applicable to certain agricultural products was reduced to 11%. Effective from May 1, 2018, the VAT rates of 17% and 11% were lowered to 16% and 10%, respectively. Effective from April 1, 2019, the VAT rates of 16% and 10% were further lowered to 13% and 9%, respectively. These rate changes impact our input VAT on all materials and certain services, mainly including construction, transportation and leasing. However, the impact on our operating results is not expected to be significant.

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

As of March 31, 2019, an input VAT credit asset of $249 million and payable of $6 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against VAT payables more than one year from March 31, 2019. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the Company expected to use the credit within one year.

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

Consolidated Cash Flows

Our cash flows for the quarters ended March 31, 2019 and 2018 were as follows:

Net cash provided by operating activities was $344 million in 2019 as compared to $551 million in 2018. The decrease was primarily driven by timing of payments for inventory.

Net cash used in investing activities was $267 million in both 2019 and 2018, which is mainly due to higher cash outflow related to short-term investment activities in 2019, lapping cash outflow in 2018 related to the acquisition of Wuxi KFC.

Net cash used in financing activities was $113 million in 2019 as compared to $51 million in 2018.  The increase was primarily driven by share repurchases in 2019, while no shares were repurchased in the quarter ended March 31, 2018.

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

Dividends and Share Repurchases

On February 7, 2017, we announced that our Board of Directors authorized a $300 million share repurchase program. On October 4, 2017, the Board of Directors increased Yum China’s share repurchase authorization from $300 million to an aggregate of $550 million. On October 30, 2018, the Board of Directors further increased the share repurchase authorization to an aggregate of $1.4 billion. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the quarter ended March 31, 2019, the Company repurchased $65 million, or 1.7 million shares, of common stock under the repurchase program. The Company did not repurchase any shares of common stock under the repurchase program for the quarter ended March 31, 2018.

For the quarters ended March 31, 2019 and 2018, we paid cash dividends of approximately $46 million and $39 million, respectively, to our stockholders through quarterly dividend payments of $0.12 and $0.10 per share, respectively.

On April 29, 2019, the Board of Directors declared a cash dividend of $0.12 per share, payable as of the close of business on June 17, 2019 to stockholders of record as of the close of business on May 28, 2019. The total estimated cash dividend payable is approximately $46 million.

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

Borrowing Capacity

As of March 31, 2019, the Company had credit facilities of RMB 2,842 million (approximately $423 million), comprised of onshore credit facilities of RMB1,500 million (approximately $223 million) in the aggregate and offshore credit facilities of $200 million in the aggregate.

The credit facilities had remaining terms of one year or less as of March 31, 2019. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China or London Interbank Offered Rate (LIBOR) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Some of the onshore credit facilities contain sublimits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of March 31, 2019, we had outstanding bank guarantees of RMB 68 million (approximately $10 million) to secure our lease payment to landlords for certain Company-owned restaurants. The borrowing capacity under the credit facilities was therefore reduced by the same amount, while there were no borrowings outstanding as of March 31, 2019.

Off-Balance Sheet Arrangements

See the Guarantees section of Note 14 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

See Note 2 for details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. In November 2018, the FASB issued ASU 2018-19: Codification Improvements to Topic 326, Financial Instruments-Credit Losses to clarify the implementation guidance. ASU 2016-13 is effective for the Company from January 1, 2020, with early adoption permitted. The adoption of this standard may result in a change of our provision policy primarily for accounts receivable, and we are currently evaluating the impact the adoption of this standard will have on our financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amended the fair value measurement guidance by modifying the disclosure requirements. ASU 2018-13 is effective for the Company from January 1, 2020, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology.  Forward-looking statements are based on our expectations, estimates, assumptions or projections concerning future results or events as of the date of the filing of this Form 10-Q.  Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those statements.  We cannot assure you that any of our assumptions are correct or any of our expectations, estimates or projections will be achieved.  Numerous factors could cause our actual results to differ materially from those expressed or implied by forward-looking statements, including, without limitation, the following:

•

Risks related to our business and industry, such as (a) food safety and food-borne illness concerns, (b) significant failure to maintain effective quality control systems for our restaurants, (c) significant liability claims, food contamination complaints from our customers or reports of incidents of food tampering, (d) health concerns arising from outbreaks of viruses or other diseases, (e) the fact that we derive substantially all of our revenue from our operations in China, (f) the fact that the operation of our restaurants is subject to the terms of the master license agreement with YUM, (g) the fact that our success is tied to the success of YUM’s brand strength, marketing campaigns and product innovation, (h) shortages or interruptions in the availability and delivery of food and other supplies, (i) fluctuation of raw materials prices, (j) our inability to attain our target development goals and the potential cannibalization of existing sales by aggressive development, (k) risks associated with leasing real estate, (l) inability to obtain desirable restaurant locations on commercially reasonable terms, (m) labor shortages or increases in labor costs, (n) the fact that our success depends substantially on our corporate reputation and on the value and perception of our brands, (o) the occurrence of security breaches and cyber-attacks, (p) failure to protect the integrity and security of our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf, (q) failures or interruptions of service or security breaches in our information technology systems, (r) the fact that our business depends on the performance of, and our long-term relationships with, third-party mobile payment processors, delivery aggregators, internet infrastructure operators and internet service providers, (s) failure to provide timely and reliable delivery services by our restaurants, (t) our growth strategy with respect to COFFii & JOY may not be successful, (u) challenges and risks related to our new e-commerce business; (v) the anticipated benefits of the acquisition of Daojia may not be realized in a timely manner or at all, (w) the Chinese government may determine that the VIE structure of Daojia does not comply with Chinese laws on foreign investment in restricted industries, (x) our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media, (y) litigation and failure to comply with anti-bribery or anti-corruption laws, (z) U.S. federal income taxes, changes in tax rates, disagreements with taxing authorities and imposition of new taxes, (aa) changes in consumer discretionary spending and general economic conditions, (bb) competition in the retail food industry, (cc) loss or failure to obtain or renew any or all of the approvals, licenses and permits to operate our business, (dd) our inability to adequately protect the intellectual property we own or have the right to use, (ee) YUM’s failure to protect its intellectual property, (ff) seasonality and certain major events in China, (gg) our failure to detect, deter and prevent all instances of fraud or other misconduct committed by our employees, customers or other third parties, (hh) changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters, (ii) failure of our insurance policies to provide adequate coverage for claims associated with our business operations, (jj) failure by us to maintain effective disclosure controls and procedures and internal control over financial reporting in accordance with the rules of the SEC and (kk) unforeseeable business interruptions;
•

Risks related to doing business in China, such as (a) changes in Chinese political policies and economic and social policies or conditions, (b) uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations, (c) changes in trade relations between the United States and China, including the imposition of new or higher taxes on goods imported from the United States, (d) fluctuation in the value of the Chinese Renminbi, (e) limitations on our ability to utilize our cash balances effectively due to governmental control of currency conversion and payments of foreign currency, (f) changes in laws and regulations, (g) reliance on distributions by our operating subsidiaries in China to fund offshore cash requirements, (h) potential unfavorable tax consequences resulting from our classification as a China resident enterprise for Chinese enterprise income tax purposes, (i) uncertainty regarding indirect transfers of equity interests and enhanced scrutiny by Chinese tax authorities, (j) difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China against us, (k) inability to use properties due to defects caused by non-registration of lease agreements related to certain properties, (l) risk in relation to unexpected land acquisitions, building closures or demolitions, (m) potential fines for failure to comply with law and (n) restrictions on our ability to make loans or additional capital contributions to our Chinese subsidiaries due to Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental control of currency conversion;

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

In addition, other risks and uncertainties not presently known to us or that we currently believe to be immaterial could affect the accuracy of any such forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. You should consult our filings with the Securities and Exchange Commission (including the information set forth under the captions “Forward-Looking Statements” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018) for additional information regarding factors that could affect our financial and other results. You should not place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Form 10-Q. We are not undertaking to update any of these statements, except as required by law.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended March 31, 2019, the Company’s Operating Profit would have decreased approximately $28 million if the RMB weakened 10% relative to the US$. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risks associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements with our vendors.

Investment Risk

In September 2018, we invested $74 million in Meituan’s ordinary shares. The equity investment is recorded at fair value, which is measured on a recurring basis and is subject to market price volatility. See Note 6 for further discussion on our investment in Meituan.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2019.

PART II – Other Information

Item 1.	Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A.	Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks.  Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends.  There have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 27, 2019.

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

The following table provides information as of March 31, 2019 with respect to shares of Yum China common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)

1/1/19-1/31/19	896	$34.24	896	$929
2/1/19-2/28/19	314	$41.44	314	$916
3/1/19-3/31/19	497	$42.28	497	$895
Total	1,707	$37.90	1,707	$895

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

3.1

Amended and Restated Certificate of Incorporation of Yum China Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

3.2	Amended and Restated Bylaws of Yum China Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).
10.1

Term Employment Agreement, dated as of March 22, 2019, by and between Yum China Holdings, Inc. and Shella Ng (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on March 22, 2019).

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

Yum China Holdings, Inc.
(Registrant)

Date:	May 10, 2019	/s/ Xueling Lu
Controller and Principal Accounting Officer