Form 10-Q
period 2019-06-30
Yum China Holdings, Inc.
filed 2019-08-05
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2019 was 376,828,755 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended		Year to Date Ended
Revenues	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Company sales	$1,926	$1,888	$4,015	$3,904
Franchise fees and income	36	34	75	74
Revenues from transactions with franchisees and unconsolidated affiliates	154	141	324	302
Other revenues	8	5	14	9
Total revenues	2,124	2,068	4,428	4,289
Costs and Expenses, Net
Company restaurants
Food and paper	607	571	1,245	1,165
Payroll and employee benefits	450	424	916	866
Occupancy and other operating expenses	586	607	1,185	1,226
Company restaurant expenses	1,643	1,602	3,346	3,257
General and administrative expenses	109	101	223	215
Franchise expenses	16	17	36	37
Expenses for transactions with franchisees and unconsolidated affiliates	154	138	321	298
Other operating costs and expenses	6	7	11	11
Closures and impairment expenses, net	4	17	15	16
Other income, net	(12)	(7)	(31)	(133)
Total costs and expenses, net	1,920	1,875	3,921	3,701
Operating Profit	204	193	507	588
Interest income, net	10	10	19	18
Investment gain	17	—	27	—
Income Before Income Taxes	231	203	553	606
Income tax provision	(46)	(53)	(139)	(160)
Net income – including noncontrolling interests	185	150	414	446
Net income – noncontrolling interests	7	7	14	15
Net Income – Yum China Holdings, Inc.	$178	$143	$400	$431
Weighted-average common shares outstanding (in millions):
Basic	378	386	378	386
Diluted	389	398	389	400
Basic Earnings Per Common Share	$0.47	$0.37	$1.06	$1.12
Diluted Earnings Per Common Share	$0.46	$0.36	$1.03	$1.08

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended		Year to Date Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Net income - including noncontrolling interests	$185	$150	$414	$446
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	(58)	(148)	1	(58)
Comprehensive income - including noncontrolling interests	127	2	415	388
Comprehensive income - noncontrolling interests	5	2	15	13
Comprehensive Income - Yum China Holdings, Inc.	$122	$—	$400	$375

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Year to Date Ended
	6/30/2019	6/30/2018
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$414	$446
Depreciation and amortization	217	235
Amortization of operating lease right-of-use assets	167	—
Closures and impairment expenses	15	16
Gain from re-measurement of equity interest upon acquisition	—	(98)
Investment gain	(27)	—
Equity income from investments in unconsolidated affiliates	(37)	(35)
Distributions of income received from unconsolidated affiliates	38	41
Deferred income taxes	6	42
Share-based compensation expense	15	13
Changes in accounts receivable	(5)	(2)
Changes in inventories	(1)	18
Changes in prepaid expenses and other current assets	—	(28)
Changes in accounts payable and other current liabilities	70	182
Changes in income taxes payable	3	20
Changes in non-current operating lease liabilities	(188)	—
Other, net	(30)	(31)
Net Cash Provided by Operating Activities	657	819
Cash Flows – Investing Activities
Capital spending	(212)	(230)
Purchases of short-term investments	(409)	(370)
Maturities of short-term investments	248	295
Acquisition of business, net of cash acquired	—	(88)
Other, net	5	(13)
Net Cash Used in Investing Activities	(368)	(406)
Cash Flows – Financing Activities
Repayment of short-term borrowings assumed from acquisition	—	(10)
Repurchase of shares of common stock	(143)	(70)
Cash dividends paid on common stock	(91)	(77)
Dividends paid to noncontrolling interests	(25)	(27)
Other, net	—	(2)
Net Cash Used in Financing Activities	(259)	(186)
Effect of Exchange Rates on Cash and Cash Equivalents	—	(25)
Net Increase in Cash and Cash Equivalents	30	202
Cash and Cash Equivalents - Beginning of Period	1,266	1,059
Cash and Cash Equivalents - End of Period	$1,296	$1,261

Supplemental Cash Flow Data
Cash paid for income tax	135	114

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	6/30/2019	12/31/2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,296	$1,266
Short-term investments	284	122
Accounts receivable, net	85	80
Inventories, net	309	307
Prepaid expenses and other current assets	163	177
Total Current Assets	2,137	1,952
Property, plant and equipment, net	1,571	1,615
Operating lease right-of-use assets	1,954	—
Goodwill	266	266
Intangible assets, net	105	116
Deferred income taxes	99	89
Investments in unconsolidated affiliates	58	81
Other assets	535	491
Total Assets	$6,725	$4,610
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,569	$1,199
Income taxes payable	57	54
Total Current Liabilities	1,626	1,253
Non-current operating lease liabilities	1,795	—
Non-current finance lease liabilities	24	25
Other liabilities	201	355
Total Liabilities	3,646	1,633
Redeemable Noncontrolling Interest	1	1
Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 394 million shares and 392 million shares issued at June 30, 2019 and December 31, 2018, respectively; 377 million shares and 379 million shares outstanding at June 30, 2019 and December 31, 2018, respectively	4	4
Treasury stock	(600)	(460)
Additional paid-in capital	2,417	2,402
Retained earnings	1,193	944
Accumulated other comprehensive loss	(17)	(17)
Total Equity – Yum China Holdings, Inc.	2,997	2,873
Noncontrolling interests	81	103
Total Equity	3,078	2,976
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$6,725	$4,610

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of June 30, 2019, results of our operations and comprehensive income for the quarters and years to date ended June 30, 2019 and 2018, and cash flows for the years to date ended June 30, 2019 and 2018. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto defined and included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2019.

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

Upon the adoption of ASC 842, the Company recognized right-of-use (“ROU”) assets and lease liabilities of approximately $2.0 billion and $2.2 billion, respectively, for operating leases of the land and/or building of our restaurants and office spaces based on the present value of lease payments over the lease term. In addition, an impairment charge of $60 million (net of related impact on deferred taxes and noncontrolling interests) on ROU assets arising from existing operating leases as of January 1, 2019 was recorded as an adjustment to retained earnings, as the additional impairment charge would have been recorded before adoption had the operating lease ROU assets been recognized at the time of impairment.

The following table summarizes the effect on the Consolidated Balance Sheet as a result of adopting ASC 842.

	December 31, 2018	Effect of adoption		January 1, 2019

ASSETS
Current Assets
Cash and cash equivalents	$1,266			$1,266
Short-term investments	122			122
Accounts receivable, net	80			80
Inventories, net	307			307
Prepaid expenses and other current assets	177	(39)	(a)	138
Total Current Assets	1,952	(39)		1,913
Property, plant and equipment, net	1,615	(1)		1,614
Operating lease right-of-use assets	—	1,997	(b)	1,997
Goodwill	266			266
Intangible assets, net	116	(2)	(c)	114
Deferred income taxes	89	19	(d)	108
Investments in unconsolidated affiliates	81	(1)		80
Other assets	491	(4)	(c)	487
Total Assets	$4,610	$1,969		$6,579
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,199	$320	(e)	$1,519
Income taxes payable	54			54
Total Current Liabilities	1,253	320		1,573
Non-current operating lease liabilities	—	1,860	(f)	1,860
Non-current finance lease liabilities	25	—		25
Other liabilities	355	(148)	(g)	207
Total Liabilities	1,633	2,032		3,665
Redeemable Noncontrolling Interest	1			1
Equity
Common stock	4			4
Treasury stock	(460)			(460)
Additional paid-in capital	2,402			2,402
Retained earnings	944	(60)	(h)	884
Accumulated other comprehensive loss	(17)			(17)
Total Equity – Yum China Holdings, Inc.	2,873	(60)		2,813
Noncontrolling interests	103	(3)	(i)	100
Total Equity	2,976	(63)		2,913
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$4,610	$1,969		$6,579

(a)	Represents the current portion of prepaid rent reclassified to operating lease ROU assets.

(b)

Represents the net result of capitalization of operating lease payments and reclassification of prepaid rent, initial direct cost, deferred rent accrual and lease incentives, and offset by impairment of operating lease ROU assets that existed prior to the date of adoption.

(c)	Represents initial direct cost, favorable lease and non-current prepaid rent reclassified to operating lease ROU assets.

(d)	Represents the deferred tax impact related to impairment of operating lease ROU assets.

(e)

Represents recognition of the current portion of operating lease liabilities, offset by the reclassification of accrued rental payments and the current portion of deferred rent accrual to operating lease ROU assets.

(f)	Represents recognition of the non-current operating lease liabilities.

(g)	Represents reclassification of the non-current portion of deferred rent accrual and lease incentives to operating lease ROU assets.

(h)

Represents an impairment charge on operating lease ROU assets arising from existing operating leases as of January 1, 2019, net of related impact on deferred taxes and noncontrolling interests, with a corresponding reduction to the carrying amount of operating lease ROU assets. The impairment charge was recorded for those restaurants under operating leases with full impairment on the long-lived assets before January 1, 2019, as the additional impairment charge would have been recorded before January 1, 2019 had the operating lease ROU assets been recognized at the time of impairment.

(i)	Represents impairment of operating lease ROU assets attributable to noncontrolling interests.

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

We recognize revenues from prepaid stored-value products, including gift cards and product vouchers, when they are redeemed by the customer. Prepaid gift cards sold at any given point generally expire over the next 36 months, and product vouchers generally expire over a period up to 12 months. We recognize breakage revenue, which is the amount of prepaid stored-value products that is not expected to be redeemed, either (1) proportionally in earnings as redemptions occur, in situations where the Company expects to be entitled to a breakage amount, or (2) when the likelihood of redemption is remote, in situations where the Company does not expect to be entitled to breakage, provided that there is no requirement for remitting balances to government agencies under unclaimed property laws. The Company reviews its breakage estimates at least annually based upon the latest available information regarding redemption and expiration patterns.

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

For advertising services, the Company often engages third parties to provide services and acts as a principal in the transaction based on our responsibilities of defining the nature of the services and administering and directing all marketing and advertising programs in accordance with the provisions of our franchise agreements. The Company collects advertising contributions, which are generally based on a certain percentage of sales from substantially all of our restaurants, including franchisees and unconsolidated affiliates. Other services provided to franchisees and unconsolidated affiliates consist primarily of customer support and technology support services. Advertising services and other services provided are highly interrelated to franchise right, and are not considered individually distinct. We recognize revenue when the related sales occur.

Loyalty Programs

Each of the Company’s KFC and Pizza Hut reportable segments operates a loyalty program that allows registered members to earn points for each qualifying purchase. Points, which generally expire 18 months after being earned, may be redeemed for future purchases of KFC or Pizza Hut branded products or other products for free or at a discounted price. Points cannot be redeemed or exchanged for cash. The estimated value of points earned by the loyalty program members is recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed, with a corresponding deferred revenue liability included in Accounts payable and other current liabilities on the Condensed Consolidated Balance Sheets and subsequently recognized into revenue when the points are redeemed or expire. The Company estimates the value of the future redemption obligations based on the estimated value of the product for which points are expected to be redeemed and historical redemption patterns, including an estimate of the breakage for points that members will never redeem. The Company reviews its breakage estimates periodically based upon the latest available information regarding redemption and expiration patterns.

Disaggregation of Revenue

The following table presents revenue disaggregated by types of arrangements and segments:

	Quarter Ended 6/30/2019
Revenues	KFC	Pizza Hut	All Other Segments(a)	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Company sales	$1,410	$507	$9	$—	$1,926	$—	$1,926
Franchise fees and income	33	1	2	—	36	—	36
Revenues from transactions with franchisees and unconsolidated affiliates	15	1	5	133	154	—	154
Other revenues	—	1	16	1	18	(10)	8
Total revenues	$1,458	$510	$32	$134	$2,134	$(10)	$2,124

	Quarter Ended 6/30/2018
Revenues	KFC	Pizza Hut	All Other Segments(a)	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Company sales	$1,352	$528	$8	$—	$1,888	$—	$1,888
Franchise fees and income	33	—	1	—	34	—	34
Revenues from transactions with franchisees and unconsolidated affiliates	15	—	4	122	141	—	141
Other revenues	—	—	7	—	7	(2)	5
Total revenues	$1,400	$528	$20	$122	$2,070	$(2)	$2,068

	Year to Date Ended 6/30/2019
Revenues	KFC	Pizza Hut	All Other Segments(a)	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Company sales	$2,949	$1,048	$18	$—	$4,015	$—	$4,015
Franchise fees and income	69	2	4	—	75	—	75
Revenues from transactions with franchisees and unconsolidated affiliates	32	2	12	278	324	—	324
Other revenues	—	1	30	2	33	(19)	14
Total revenues	$3,050	$1,053	$64	$280	$4,447	$(19)	$4,428

	Year to Date Ended 6/30/2018
Revenues	KFC	Pizza Hut	All Other Segments(a)	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Company sales	$2,796	$1,092	$16	$—	$3,904	$—	$3,904
Franchise fees and income	70	1	3	—	74	—	74
Revenues from transactions with franchisees and unconsolidated affiliates	32	—	11	259	302	—	302
Other revenues	—	—	11	1	12	(3)	9
Total revenues	$2,898	$1,093	$41	$260	$4,292	$(3)	$4,289

(a)

As COFFii & JOY and our e-commerce business became operating segments starting from the first quarter of 2019, revenue by segment information for prior quarters has been recast to align with the change in segment reporting. Additional details on our reportable segments are included in Note 13.

Accounts Receivable

Accounts receivable mainly consist of trade receivables and royalties from franchisees and unconsolidated affiliates, and are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts receivable on the Condensed Consolidated Balance Sheets. Our provision for uncollectible receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due. Additionally, we monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe it is probable that our franchisees will be unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Trade receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront license fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets on the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees and unconsolidated affiliates. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $9 million and $8 million at June 30, 2019 and December 31, 2018, respectively.

Contract Liabilities

Contract liabilities at June 30, 2019 and December 31, 2018 were as follows:

Contract liabilities	6/30/2019	12/31/2018
- Deferred revenue related to prepaid stored-value products	$80	$73
- Deferred revenue related to customer loyalty programs	22	17
- Deferred revenue related to upfront fees	37	37
Total	$139	$127

Contract liabilities consist of deferred revenue related to prepaid stored-value products, customer loyalty programs and upfront fees. Deferred revenue related to prepaid stored-value products and customer loyalty programs is included in Accounts payable and other current liabilities on the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities on the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $36 million and $18 million for the quarter ended June 30, 2019 and 2018, respectively, and $48 million and $30 million for the years to date ended June 30, 2019 and 2018, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

The Company has elected, as a practical expedient, not to disclose the value of remaining performance obligations associated with sales-based royalty promised to franchisees in exchange for franchise right and other related services. The remaining duration of the performance obligation is the remaining contractual term of each franchise agreement. We recognize continuing franchisee fees and revenues from advertising services and other services provided to franchisees and unconsolidated affiliates based on a certain percentage of sales, as those sales occur.

Note 4 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended		Year to Date Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Net Income – Yum China Holdings, Inc.	$178	$143	$400	$431
Weighted-average common shares outstanding (for basic calculation) (a)	378	386	378	386
Effect of dilutive share-based awards (a)	8	10	8	11
Effect of dilutive warrants (b)	3	2	3	3
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	389	398	389	400
Basic Earnings Per Common Share	$0.47	$0.37	$1.06	$1.12
Diluted Earnings Per Common Share	$0.46	$0.36	$1.03	$1.08
Share-based awards excluded from the diluted EPS computation (c)	2	1	2	1

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

(b)

Pursuant to the investment agreements dated September 1, 2016, Yum China issued to strategic investors two tranches of warrants on January 9, 2017, with each tranche initially providing the right to purchase 8,200,405 shares of Yum China common stock, at an exercise price of $31.40 and $39.25 per share, respectively, subject to customary anti-dilution adjustments. The warrants may be exercised at any time through October 31, 2021. The outstanding warrants are included in the computation of diluted EPS, if there is dilutive effect when the average market price of Yum China common stock for the period exceeds the exercise price of the warrants.

(c)

These outstanding stock appreciation rights, restricted stock units and performance share units were not included in the computation of diluted EPS because to do so would have been antidilutive for the quarters and years to date presented.

Note 5 – Equity

Changes in Equity and Redeemable Noncontrolling Interest

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interests	Equity	Interest
Balance at March 31, 2019	394	$4	$2,408	$1,060	$39	(15)	$(525)	$76	$3,062	$1
Net Income				178				7	185
Foreign currency translation adjustments					(56)			(2)	(58)
Comprehensive income									127
Cash dividends declared ($0.12 per common share)				(45)					(45)
Repurchase of shares of common stock						(2)	(75)		(75)
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			9						9
Balance at June 30, 2019	394	$4	$2,417	$1,193	$(17)	(17)	$(600)	$81	$3,078	$1

Balance at March 31, 2018	390	$4	$2,381	$646	$224	(4)	$(148)	$91	$3,198	$5
Net Income				143				7	150
Foreign currency translation adjustments					(143)			(5)	(148)
Comprehensive income									2
Cash dividends declared ($0.1 per common share)				(38)					(38)
Repurchase of shares of common stock						(2)	(73)		(73)
Exercise and vesting of share-based awards	1	—	—						—
Share-based compensation			7						7
Balance at June 30, 2018	391	$4	$2,388	$751	$81	(6)	$(221)	$93	$3,096	$5

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2018	392	$4	$2,402	$944	$(17)	(13)	$(460)	$103	$2,976	$1
Net Income				400				14	414
Foreign currency translation adjustments					—			1	1
Comprehensive income									415
Cash dividends declared ($0.24 per common share)				(91)					(91)
Dividends declared								(34)	(34)
Repurchase of shares of common stock						(4)	(140)		(140)
Exercise and vesting of share-based awards	2	—	—						—
Share-based compensation			15						15
Cumulative effect of accounting change				(60)				(3)	(63)
Balance at June 30, 2019	394	$4	$2,417	$1,193	$(17)	(17)	$(600)	$81	$3,078	$1

Balance at December 31, 2017	389	$4	$2,375	$397	$137	(4)	$(148)	$77	$2,842	$5
Net Income				431				15	446
Foreign currency translation adjustments					(56)			(2)	(58)
Comprehensive income									388
Acquisition of business								36	36
Cash dividends declared ($0.2 per common share)				(77)					(77)
Dividends declared								(33)	(33)
Repurchase of shares of common stock						(2)	(73)		(73)
Exercise and vesting of share-based awards	2	—	—						—
Share-based compensation			13						13
Balance at June 30, 2018	391	$4	$2,388	$751	$81	(6)	$(221)	$93	$3,096	$5

Share Repurchase Program

On February 7, 2017, we announced that our Board of Directors authorized a $300 million share repurchase program. On October 4, 2017, the Board of Directors increased Yum China’s existing share repurchase authorization from $300 million to an aggregate of $550 million. On October 30, 2018, the Board of Directors further increased the share repurchase authorization to an aggregate of $1.4 billion. The Company repurchased 3.5 million and 1.9 million shares of Yum China common stock at a total cost of $140 million and $73 million for the years to date ended June 30, 2019 and 2018, respectively. The total cost includes $2 million and $3 million to be settled subsequent to June 30, 2019 and 2018, respectively, for shares repurchased with trade dates prior to June 30, 2019 and 2018, respectively. As of June 30, 2019, $820 million remained available for future share repurchases under the authorization.

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

Meituan Dianping (“Meituan”) Investment

In the third quarter of 2018, the Company subscribed for 8.4 million, or less than 1%, of the ordinary shares of Meituan, an e-commerce platform for services in China, for a total consideration of approximately $74 million, when it launched its initial public offering on the Hong Kong Stock Exchange in September 2018. The Company accounted for the equity securities at fair value with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income. The fair value of the investment in Meituan is determined based on the closing market price for the shares at the end of each reporting period. As of June 30, 2019, the fair value of the investment was $74 million. The unrealized gain of $17 million and $27 million was included in Investment gain in our Condensed Consolidated Statements of Income during the quarter and year to date ended June 30, 2019, respectively.

Restaurant-Level Impairment Charge

We performed an additional impairment evaluation of long-lived assets of restaurants as a result of adopting ASC 842 and recorded an incremental restaurant-level impairment charge of $12 million in the first quarter of 2019. In the second quarter of 2019, we performed our semi-annual impairment evaluation and recorded a $7 million restaurant-level impairment charge. The restaurant-level impairment charge recorded in the second quarter of 2018 was $13 million. See Note 11 for additional information.

Transition Tax

We completed the evaluation of the impact on our transition tax computation based on the final regulations that were released by the U.S. Treasury Department and the Internal Revenue Service (“IRS”) and became effective in the first quarter of 2019, and recorded an additional amount of $8 million for the transition tax accordingly. See Note 12 for additional information.

Note 7 – Other Income, net

	Quarter Ended		Year to Date Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Equity income from investments in unconsolidated affiliates	$14	$12	$37	$35
Gain from re-measurement of equity interest upon acquisition(a)	—	—	—	98
Foreign exchange impact and other	(2)	(5)	(6)	—
Other income, net	$12	$7	$31	$133

(a)

As a result of the acquisition of Wuxi KFC in the first quarter of 2018, as disclosed in Note 2, the Company recognized a gain of $98 million from the re-measurement of our previously held 47% equity interest at fair value, which was not allocated to any segment for performance reporting purposes.

Note 8 – Supplemental Balance Sheet Information

Accounts Receivable, net	6/30/2019	12/31/2018
Accounts receivable, gross	$87	$81
Allowance for doubtful accounts	(2)	(1)
Accounts receivable, net	$85	$80

Prepaid Expenses and Other Current Assets	6/30/2019	12/31/2018
Receivables from payment processors and aggregators	$45	$49
Dividends receivable from unconsolidated affiliates	43	20
Prepaid rent	1	42
Other prepaid expenses and current assets	74	66
Prepaid expenses and other current assets	$163	$177

Property, Plant and Equipment	6/30/2019	12/31/2018
Buildings and improvements	$2,162	$2,121
Finance leases, primarily buildings	27	26
Machinery, equipment and construction in progress	1,210	1,201
Property, plant and equipment, gross	3,399	3,348
Accumulated depreciation	(1,828)	(1,733)
Property, plant and equipment, net	$1,571	$1,615

Other Assets	6/30/2019	12/31/2018
VAT assets	$243	$226
Land use right	137	138
Long-term deposits	68	64
Investment in equity securities	74	47
Costs to obtain contracts	9	8
Others	4	8
Other Assets	$535	$491

Accounts Payable and Other Current Liabilities	6/30/2019	12/31/2018
Accounts payable	$588	$619
Operating leases liabilities	369	—
Accrued compensation and benefits	188	200
Contract liabilities	109	96
Accrued capital expenditures	104	137
Accrued marketing expenses	91	32
Other current liabilities	120	115
Accounts payable and other current liabilities	$1,569	$1,199

Other Liabilities	6/30/2019	12/31/2018
Accrued income tax payable	$66	$71
Deferred income tax liabilities	61	65
Contract liabilities	30	31
Deferred rental accrual	—	144
Other non-current liabilities	44	44
Other liabilities	$201	$355

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2018
Goodwill, gross	$648	$238	$19	$391
Accumulated impairment losses(a)	(382)	—	—	(382)
Goodwill, net	266	238	19	9
Balance as of June 30, 2019
Goodwill, gross	648	238	19	391
Accumulated impairment losses(a)	(382)	—	—	(382)
Goodwill, net	$266	$238	$19	$9

(a)	Accumulated impairment losses represent Little Sheep goodwill impairment.

Intangible assets, net as of June 30, 2019 and December 31, 2018 are as follows:

	6/30/2019				12/31/2018
	Gross Carrying Amount(a)	Accumulated Amortization	Accumulated impairment losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated impairment losses	Net Carrying Amount
Definite-lived intangible assets
Reacquired franchise rights	$150	$(109)	$—	$41	$150	$(100)	$—	$50
Daojia platform	17	(3)	(10)	4	16	(3)	(10)	3
Customer-related assets	12	(9)	(2)	1	12	(8)	(2)	2
Others(b)	9	(3)	—	6	17	(9)	—	8
	$188	$(124)	$(12)	$52	$195	$(120)	$(12)	$63
Indefinite-lived intangible assets
Little Sheep trademark	$53	$—	$—	$53	$53	$—	$—	$53

Total intangible assets	$241	$(124)	$(12)	$105	$248	$(120)	$(12)	$116

(a)	Changes in gross carrying amount include the effect of currency translation adjustment.

(b)

Decrease in Others during year to date ended June 30, 2019 is primarily due to the reclassification of favorable lease assets, with a gross carrying amount of $7 million and accumulated amortization of $5 million, to right-of-use assets upon adoption of ASC 842.

Amortization expense of definite-lived intangible assets was $4 million and $7 million for the quarters ended June 30, 2019 and 2018, respectively, and $10 million and $13 million for the years to date ended June 30, 2019 and 2018, respectively. As of June 30, 2019, expected amortization expense for the unamortized definite-lived intangible assets is approximately $7 million for the remainder of 2019, $13 million in 2020, $13 million in 2021, $13 million in 2022 and $3 million in 2023.

Note 10 – Leases

As of June 30, 2019, we operated more than 8,700 restaurants, leasing the underlying land and/or building. We generally enter into lease agreements with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales revenue; or (iii) a percentage of the restaurant’s sales revenue. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Prior to the adoption of ASC 842, operating leases were not recognized on the balance sheet of the Company, but rent expenses were recognized on a straight-line basis over the lease term. Upon adoption, right-of-use assets and lease liabilities are recognized upon lease commencement for operating leases based on the present value of lease payments over the lease term. This is consistent with the historical recognition of finance leases, which was unchanged upon adoption of ASC 842. Variable lease payments that do not depend on a rate or index are expensed as incurred. The Company has elected not to recognize right-of-use assets or lease liabilities for leases with an initial term of 12 months or less; we recognize lease expense for these leases on a straight-line basis over the lease term. In addition, the Company has elected not to separate non-lease components (e.g., common area maintenance fees) from the lease components.

In limited cases, we sublease certain restaurants to franchisees in connection with refranchising transactions or lease our properties to other third parties. The lease payments under these leases are generally based on the higher of a fixed base rent or a percentage of the restaurant’s annual sales revenue. Income from sublease agreements with franchisees or lease agreements with other third parties are included in Franchise fees and income and Other revenue, respectively, within our Condensed Consolidated Statements of Income. The impact of ASC 842 on our accounting as a lessor was not significant.

Supplemental Balance Sheet
	6/30/2019	Account Classification
Assets
Operating lease right-of-use assets	$1,954	Operating lease right-of-use assets
Finance lease right-of-use assets	15	Property, plant and equipment, net
Total leased assets	$1,969

Liabilities
Current
Operating lease liabilities	$369	Accounts payable and other current liabilities
Finance lease liabilities	1	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,795	Non-current operating lease liabilities
Finance lease liabilities	24	Non-current finance lease liabilities
Total lease liabilities	$2,189

Summary of Lease Cost	Quarter Ended	Year to Date Ended	Account Classification
	6/30/2019	6/30/2019

Operating lease cost	$117	$234	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	1	1	Occupancy and other operating expenses
Interest on lease liabilities	1	1	Interest expense, net
Variable lease cost	80	171	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	2	5	Occupancy and other operating expenses or G&A
Sublease income	(7)	(14)	Franchise fees and income or Other revenues
Total lease cost	$194	$398

Supplemental Cash Flow Information	Quarter Ended	Year to Date Ended
	6/30/2019	6/30/2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$114	$241
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for new lease liabilities(a):
Operating leases	$62	$119
Finance leases	1	—

(a)	This also includes noncash transactions resulting in adjustments to the lease liability or ROU asset due to modification or other reassessment events.

Lease Term and Discount Rate	6/30/2019
Weighted-average remaining lease term (years)
Operating leases	7.2
Finance leases	12.1

Weighted-average discount rate
Operating leases	6.1%
Finance leases	5.7%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of June 30, 2019 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2019	$256	$1	$257
2020	459	3	462
2021	415	3	418
2022	355	3	358
2023	290	3	293
Thereafter	916	22	938
Total undiscounted lease payment	2,691	35	2,726
Less: imputed interest (b)	527	10	537
Present value of lease liabilities	$2,164	$25	$2,189

(b)

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of June 30, 2019, we have additional lease agreements that have been signed but not yet commenced of $106 million. These leases will commence between the third quarter of 2019 and 2023 with lease terms of 1 year to 20 years.

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

Note 11 – Fair Value Measurements

The Company’s financial assets and liabilities primarily consist of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and the carrying values of these assets and liabilities generally approximate their fair value.

The Company accounts for its investment in the equity securities of Meituan at fair value, which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income.

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. No transfers among the levels within the fair value hierarchy occurred during the quarter ended June 30, 2019.

		Fair Value Measurement or Disclosure at June 30, 2019
	Balance at June 30, 2019	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$719	$—	$719	$—
Money market funds	193	193
Total cash equivalents	912	193	719	—
Short-term investments:
Time deposits	284		284
Total short-term investments	284	—	284	—
Other assets:
Investment in equity securities	74	74
Total	$1,270	$267	$1,003	$—

		Fair Value Measurement or Disclosure at December 31, 2018
	Balance at December 31, 2018	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$570	$—	$570	$—
Money market funds	226	226
Fixed rate debt securities(a)	153	153
Total cash equivalents	949	379	570	—
Short-term investments:
Time deposits	122		122
Total short-term investments	122	—	122	—
Other assets:
Investment in equity securities	47	47
Total	$1,118	$426	$692	$—

(a)	Classified as held-to-maturity investments and measured at amortized cost.

Non-Recurring Fair Value Measurements

In addition, certain of the Company’s restaurant-level assets (including operating lease ROU assets, property, plant and equipment), goodwill and intangible assets, are measured at fair value based on Level 3 on a non-recurring basis, if determined to be impaired. In the determination of fair value of restaurant level assets, the Company considered the highest and best use of the assets and used unobservable inputs (Level 3), such as reasonable sales growth and margin improvement assumptions in generating after-tax cash flows or the price market participants would pay to sublease the ROU assets for other use.

The following table presents amounts recognized from all non-recurring fair value measurements using Level 3 inputs during the quarters and years to date ended June 30, 2019 and 2018. These amounts exclude fair value measurements made for restaurants that were closed or refranchised prior to those respective period-end dates.

	Quarter Ended		Year to Date Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018	Account Classification

ROU impairment prior to the adoption of ASC 842(a)	$—	$—	$82	$—	Retained Earnings
Incremental restaurant-level impairment upon adoption of ASC 842(b)	—	—	12	—	Closure and impairment expenses, net
Restaurant-level impairment(c)	7	13	7	13	Closure and impairment expenses, net
Total	$7	$13	$101	$13

(a)

ROU impairment prior to the adoption of ASC 842 represents an impairment charge on operating lease ROU assets arising from existing operating leases as of January 1, 2019. After netting with the related impact on deferred taxes of $19 million and the impact on noncontrolling interests of $3 million, we recorded a cumulative adjustment of $60 million to retained earnings in accordance with the transition guidance for the new lease standard. For those restaurants under operating leases with full impairment on their long-lived assets (primarily property, plant and equipment) before January 1, 2019, an additional impairment charge would have been recorded before January 1, 2019 had the operating lease ROU assets been recognized at the time of impairment.

(b)

Reflect incremental restaurant-level impairment upon adoption of ASC 842 in the first quarter of 2019. We performed an additional impairment evaluation of long-lived assets of restaurants, which includes operating lease ROU assets, and property, plant and equipment.

(c)

Restaurant-level impairment changes resulted primarily from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising.

Note 12 – Income Taxes

	Quarter Ended		Year to Date Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Income tax provision	$46	$53	$139	$160
Effective tax rate	20.0%	26.0%	25.2%	26.4%

The lower effective tax rate for the quarter was primarily due to lower accrued tax on Global Intangible Low Taxed Income (“GILTI”), non-taxable gain related to our investment in equity securities of Meituan and lower foreign withholding tax on the estimated repatriation of earnings outside of China. The lower year to date effective tax rate was primarily due to lower accrued tax on GILTI and non-taxable gain related to our investment in equity securities of Meituan, partially offset by the additional adjustment of $8 million on transition tax pursuant to the Tax Act recorded in the first quarter of 2019.

In December 2017, the U.S. enacted the Tax Act, which included a broad range of tax reforms, including, but not limited to, the establishment of a flat corporate income tax rate of 21%, the elimination or reduction of certain business deductions and the imposition of tax on deemed repatriation of accumulated undistributed foreign earnings. The Tax Act impacted Yum China in two material aspects: (1) in general, all of the foreign-source dividends received by Yum China from its foreign subsidiaries are exempted from taxation starting from the tax year beginning after December 31, 2017 and (2) Yum China recorded additional income tax expense in the fourth quarter of 2017, including an estimated one-time transition tax on its deemed repatriation of accumulated undistributed foreign earnings and additional tax related to the revaluation of certain deferred tax assets.

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

Note 13 –Segment Reporting

We have two reportable segments: KFC and Pizza Hut. Starting from the first quarter of 2019, our newly developed COFFii & JOY concept and e-commerce business became operating segments, as their financial results started being regularly reviewed by the Company’s chief operating decision maker. Accordingly, our six non-reportable operating segments, reflecting the operations of East Dawning, Little Sheep, Taco Bell, Daojia, COFFii & JOY and our e-commerce business, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Segment financial information for prior quarters has been recast to align with this change in segment reporting. There was no impact on the consolidated financial statements of the Company as a result of this change.

	Quarter Ended 6/30/2019
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,458	$510	$22	$134	2,124	$—	$2,124
Inter-segment revenue	—	—	10	—	10	(10)	—
Total	$1,458	$510	$32	$134	$2,134	$(10)	$2,124

	Quarter Ended 6/30/2018
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,400	$528	$18	$122	2,068	$—	$2,068
Inter-segment revenue	—	—	2	—	2	(2)	—
Total	$1,400	$528	$20	$122	$2,070	$(2)	$2,068

	Year to Date Ended 6/30/2019
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$3,050	$1,053	$45	$280	4,428	$—	$4,428
Inter-segment revenue	—	—	19	—	19	(19)	—
Total	$3,050	$1,053	$64	$280	$4,447	$(19)	$4,428

	Year to Date Ended 6/30/2018
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$2,898	$1,093	$38	$260	4,289	$—	$4,289
Inter-segment revenue	—	—	3	—	3	(3)	—
Total	$2,898	$1,093	$41	$260	$4,292	$(3)	$4,289

	Quarter Ended		Year to Date Ended
Operating Profit	6/30/2019	6/30/2018	6/30/2019	6/30/2018
KFC(b)	$205	$199	$493	$495
Pizza Hut	29	19	79	53
All Other Segments	(5)	(6)	(10)	(10)
Unallocated revenues from transactions with franchisees and unconsolidated affiliates(c)	133	122	278	259
Unallocated Other revenues	1	—	2	1
Unallocated expenses from transactions with franchisees and unconsolidated affiliates(c)	(133)	(120)	(276)	(257)
Unallocated Other operating costs and expenses	(1)	—	(2)	(1)
Unallocated and corporate G&A expenses	(25)	(19)	(58)	(52)
Unallocated Other income (loss)(d)	—	(2)	1	100
Operating Profit	$204	$193	$507	$588
Interest income, net(a)	10	10	19	18
Investment gain(a)	17	—	27	—
Income Before Income Taxes	$231	$203	$553	$606

	Quarter Ended		Year to Date Ended
Impairment Charges	6/30/2019	6/30/2018	6/30/2019	6/30/2018
KFC(e)	$4	$7	$12	$8
Pizza Hut(e)	6	12	11	13
All Other Segments	1	$—	$2	$—
	$11	$19	$25	$21

	Total Assets
	6/30/2019	12/31/2018
KFC(f)	$3,033	$1,745
Pizza Hut	1,003	558
All Other Segments	161	132
Corporate and Unallocated(g)	2,528	2,175
	$6,725	$4,610

(a)	Amounts have not been allocated to any segment for performance reporting purposes.

(b)

Includes equity income from investments in unconsolidated affiliates of $14 million and $12 million for the quarters ended June 30, 2019 and 2018, respectively, and $37 million and $35 million for the years to date ended June 30, 2019 and 2018, respectively.

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

(e)

Primarily includes store closure impairment charges, incremental restaurant-level impairment charges as a result of adopting ASC 842 and restaurant-level impairment charges resulting from our semi-annual impairment evaluation (See Note 11).

(f)	Includes investments in unconsolidated affiliates.

(g)	Primarily includes cash and cash equivalents, short-term investments, investment in equity securities, and inventories that are centrally managed.

Note 14 – Contingencies

Indemnification of China Tax on Indirect Transfers of Assets

In February 2015, the Chinese State Taxation Administration (“STA”) issued Bulletin 7 on Income arising from Indirect Transfers of Assets by Non-Resident Enterprises. Pursuant to Bulletin 7, an “indirect transfer” of Chinese taxable assets, including equity interests in a Chinese resident enterprise, by a non-resident enterprise, may be recharacterized and treated as a direct transfer of Chinese taxable assets, if such arrangement does not have reasonable commercial purpose and the transferor has avoided payment of Chinese enterprise income tax. As a result, gains derived from such an indirect transfer may be subject to Chinese enterprise income tax at a rate of 10%.

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

Guarantees

From time to time we have guaranteed certain lines of credit and loans of franchisees and unconsolidated affiliates. As of June 30, 2019, we have provided guarantees of approximately $1 million on behalf of franchisees and no guarantees were outstanding for unconsolidated affiliates.

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

Note 15 – Subsequent Events

On July 30, 2019, the Company announced that the Board of Directors declared a cash dividend of $0.12 per share, payable as of the close of business on September 17, 2019 to stockholders of record as of the close of business on August 27, 2019. The total estimated cash dividend payable is approximately $46 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the Company throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) are made using the first person notations of “we,” “us” or “our.” This MD&A contains forward-looking statements, including statements with respect to the ongoing transfer pricing audit, the retail tax structure reform, our growth plans, future capital resources to fund our operations and anticipated capital expenditures, share repurchases, our ability to pay dividends and the impact of new accounting pronouncements not yet adopted. See “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for information regarding forward-looking statements.

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China, with over 8,700 restaurants as of June 30, 2019. Our growing restaurant base consists of China’s leading restaurant brands and concepts, primarily the KFC and Pizza Hut brands, as well as brands such as East Dawning, Little Sheep, Taco Bell and COFFii & JOY. Following our separation from YUM, we obtained the exclusive right to operate and sub-license the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Taiwan and Macau (the “PRC” or “China”), and we own the intellectual property of the East Dawning, Little Sheep and COFFii & JOY concepts outright. We were the first major global restaurant brand when we entered China in 1987 and we have developed deep operating experience in the market. We have since grown to become one of China’s largest restaurant developers with locations in over 1,300 cities as of June 30, 2019.

KFC is the leading quick-service restaurant (“QSR”) brand in the PRC in terms of system sales and number of restaurants. As of June 30, 2019, KFC operated over 6,100 restaurants in over 1,300 cities across China. Measured by number of restaurants, we believe KFC has an approximate two-to-one lead over the nearest Western QSR competitor in China, and KFC has continued to grow in both large and small cities. During the first quarter of 2018, the Company completed the acquisition of an additional 36% interest in an unconsolidated affiliate that operates KFC stores in Wuxi, China (“Wuxi KFC”), increasing the equity interest to 83% and allowing the Company to consolidate the entity.

Pizza Hut is the leading casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of June 30, 2019, Pizza Hut operated over 2,200 restaurants in over 500 cities. We believe Pizza Hut has an approximate four-to-one lead in terms of number of restaurants over its nearest competitor in China.

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

•

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides measures adjusted for Special Items, which include Adjusted Operating Profit, Adjusted Net Income, Adjusted Earnings Per Common Share, Adjusted Effective Tax Rate and Adjusted EBITDA, which we define as net income including noncontrolling interests adjusted for income tax, interest income, net, investment gain or loss, depreciation and amortization, and other items, including store impairment charges and Special Items. The Special Item for the year to date ended June 30, 2019 represents the impact from the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The Special Item for the year to date ended June 30, 2018 represents a gain recognized from the re-measurement of our previously held equity interest in Wuxi KFC at fair value upon acquisition, as described in Note 2. The Company excludes impact from Special Items for the purpose of evaluating performance internally. Special Items are not included in any of our segment results. In addition, the Company provides Adjusted EBITDA because we believe that investors and analysts may find it useful in measuring operating performance without regard to items such as income tax, interest income, net, investment gain or loss, depreciation and amortization, and other items, including store impairment charges and Special Items. These adjusted measures are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of these adjusted measures provides additional information to investors to facilitate the comparison of past and present results, excluding those items that the Company does not believe are indicative of our ongoing operations due to their nature.

All Note references in this MD&A refer to the Notes to the Condensed Consolidated Financial Statements. Tabular amounts are displayed in millions of U.S. dollars except percentages and per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding. References to quarters are references to the Company’s fiscal quarters.

Quarters and years to date ended June 30, 2019 and 2018

Results of Operations

Summary

The Company has two reportable segments: KFC and Pizza Hut. Starting from the first quarter of 2019, our newly developed COFFii & JOY concept and e-commerce business became operating segments, as their financial results started being regularly reviewed by the Company’s chief operating decision maker. Accordingly, our six non-reportable operating segments, reflecting the operations of East Dawning, Little Sheep, Taco Bell, Daojia, COFFii & JOY and our e-commerce business, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Segment financial information for prior quarters has been recast to align with this change in segment reporting. There was no impact on the consolidated financial statements of the Company as a result of this change. Additional details on our reportable operating segments are included in Note 13.

Quarterly highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+12	+5	+8	+3	+10
Pizza Hut	+4	+1	+2	+50	+60
All Other Segments(b)	+15	(7)	+9	+4	—
Total	+10	+4	+7	+6	+14

Year to date highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+12	+5	+8	(1)	+6
Pizza Hut	+3	+1	+2	+49	+58
All Other Segments(b)	+7	(12)	+9	+3	(1)
Total	+10	+4	+7	(14)	(8)

NM refers to changes over 100%, from negative to positive amounts or from zero to an amount.

(a)	System sales and same-store sales percentages as shown in tables exclude the impact of F/X.

(b)	Sales from non-Company-owned restaurants, for which we do not receive a sales-based royalty, are excluded from system sales and same-store sales.

As of June 30, 2019, the Company operated over 8,700 units, predominately KFC and Pizza Hut restaurants, which are the leading QSR and CDR brand, respectively, in mainland China. Given our strong competitive position, a growing economy and a population of approximately 1.4 billion in mainland China, the Company has rapidly added KFC and Pizza Hut restaurants.

As compared to the second quarter of 2018, Company sales in the second quarter of 2019 increased 2%, or 9% if excluding the impact of F/X. Company sales for the year to date ended June 30, 2019 increased 3%, or 10% if excluding the impact of F/X. The quarter and year to date increase in Company sales, excluding the impact of F/X, was driven by net unit growth and same-store sales growth.

The quarter and year to date increase in Restaurant profit, excluding the impact of F/X, was driven by same-store sales growth, net unit growth, lower depreciation expenses, utilities savings and labor efficiency, partially offset by wage inflation, commodity inflation, and higher promotion and product upgrade costs.

The Consolidated Results of Operations for the quarters and years to date ended June 30, 2019 and 2018 are presented below:

	Quarter Ended		% B/(W) (a)				Year to Date Ended		% B/(W) (a)
	6/30/2019	6/30/2018	Reported		Ex F/X		6/30/2019	6/30/2018	Reported		Ex F/X
Company sales	$1,926	$1,888	2		9		$4,015	$3,904	3		10
Franchise fees and income	36	34	5		12		75	74	2		8
Revenues from transactions with franchisees and unconsolidated affiliates	154	141	10		18		324	302	7		14
Other revenues	8	5	48		55		14	9	51		58
Total revenues	$2,124	$2,068	3		10		$4,428	$4,289	3		10
Restaurant profits	$283	$286	(1)		6		$669	$647	3		10
Restaurant Margin %	14.7%	15.1%	(0.4)	ppts.	(0.4)	ppts.	16.7%	16.6%	0.1	ppts.	0.1	ppts.
Operating Profit	$204	$193	6		14		$507	$588	(14)		(8)
Interest income, net	10	10	(8)		(2)		19	18	3		10
Investment gain	17	—	NM		NM		27	—	NM		NM
Income tax provision	(46)	(53)	13		6		(139)	(160)	13		8
Net Income - including noncontrolling interests	185	150	23		32		414	446	(7)		(1)
Net Income – noncontrolling interests	7	7	—		(7)		14	15	7		1
Net Income – Yum China Holdings, Inc.	$178	$143	24		33		$400	$431	(7)		(1)
Diluted Earnings Per Common Share	$0.46	$0.36	28		36		$1.03	$1.08	(5)		2
Effective tax rate	20.0%	26.0%					25.2%	26.4%
Adjusted Operating Profit	$204	$193					$507	$490
Adjusted Net Income - Yum China Holdings, Inc.	$178	$143					$408	$357
Adjusted Diluted Earnings Per Common Share	$0.46	$0.36					$1.05	$0.89
Adjusted Effective Tax Rate	20.0%	26.0%					23.8%	26.6%
Adjusted EBITDA	$321	$329					$749	$746

(a)	Represents the period-over-period change in percentage.

Performance Metrics

	Quarter Ended		Year to Date Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
System Sales Growth	3%	11%	3%	13%
System Sales Growth, excluding F/X	10%	3%	10%	5%
Same-Store Sales Growth (Decline)	4%	(1)%	4%	1%

Unit Count	6/30/2019	6/30/2018	% Increase
Company-owned	7,049	6,626	6
Unconsolidated affiliates	853	784	9
Franchisees	849	788	8
	8,751	8,198	7

Special Items

Special Items, along with the reconciliation of the most directly comparable GAAP financial measures to the non-GAAP financial measures, are presented below.

	Quarter Ended		Year to Date Ended
Detail of Special Items	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Gain from re-measurement of equity interest upon acquisition(a)	$—	$—	$—	$98
Special Items, Operating Profit	—	—	—	98
Tax Expenses on Special Items(b)	—	—	—	(24)
Impact from the Tax Act(c)	—	—	(8)	—
Special items, net income – including noncontrolling interests	—	—	(8)	74
Special items, net income – noncontrolling interests	—	—	—	—
Special Items, Net income – Yum China Holdings, Inc.	$—	$—	$(8)	$74
Weighted-average diluted shares outstanding (in millions)	389	398	389	400
Special Items, Diluted Earnings Per Common Share	$—	$—	$(0.02)	$0.19
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$204	$193	$507	$588
Special Items, Operating Profit	—	—	—	98
Adjusted Operating Profit	$204	$193	$507	$490
Reconciliation of Net Income to Adjusted Net Income
Net Income - Yum China Holdings, Inc.	$178	$143	$400	$431
Special Items, Net Income – Yum China Holdings, Inc.	—	—	(8)	74
Adjusted Net Income - Yum China Holdings, Inc.	$178	$143	$408	$357
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.47	$0.37	$1.06	$1.12
Special Items, Basic Earnings Per Common Share	—	—	(0.02)	0.19
Adjusted Basic Earnings Per Common Share	$0.47	$0.37	$1.08	$0.93
Diluted Earnings Per Common Share	$0.46	$0.36	$1.03	$1.08
Special Items, Diluted Earnings Per Common Share	—	—	(0.02)	0.19
Adjusted Diluted Earnings Per Common Share	$0.46	$0.36	$1.05	$0.89
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 12)	20.0%	26.0%	25.2%	26.4%
Impact on effective tax rate as a result of Special Items(b)(c)	—%	—%	1.4%	(0.2)%
Adjusted effective tax rate	20.0%	26.0%	23.8%	26.6%

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

Adjusted EBITDA

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter Ended		Year to Date Ended
Reconciliation of Net Income to Adjusted EBITDA	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Net Income — Yum China Holdings, Inc.	$178	$143	$400	$431
Net Income — noncontrolling interests	7	7	14	15
Income tax provision	46	53	139	160
Interest income, net	(10)	(10)	(19)	(18)
Investment gain	(17)	—	(27)	—
Operating Profit	204	193	507	588
Special Items, Operating Profit	—	—	—	(98)
Adjusted Operating Profit	204	193	507	490
Depreciation and amortization	106	117	217	235
Store impairment charges	11	19	25	21
Adjusted EBITDA	$321	$329	$749	$746

Segment Results

KFC

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2019	6/30/2018	Reported		Ex F/X		6/30/2019	6/30/2018	Reported		Ex F/X
Company sales	$1,410	$1,352	4		12		$2,949	$2,796	5		12
Franchise fees and income	33	33	2		10		69	70	—		6
Revenues from transactions with franchisees and unconsolidated affiliates	15	15	2		9		32	32	1		5
Total revenues	$1,458	$1,400	4		12		$3,050	$2,898	5		12

Restaurant profit	$225	$227	—		7		$534	$528	1		8
Restaurant margin %	16.1%	16.8%	(0.7)	ppts.	(0.7)	ppts.	18.1%	18.9%	(0.8)	ppts.	(0.8)	ppts.

G&A expenses	$49	$45	(11)		(18)		$98	$91	(8)		(15)
Franchise expenses	$16	$17	2		(4)		$35	$36	2		(5)
Expenses for transactions with franchisees and unconsolidated affiliates	$15	$15	(1)		(8)		$32	$32	—		(5)
Closures and impairment expenses, net	$—	$6	NM		NM		$7	$6	(23)		(27)
Other income, net	$(12)	$(7)	61		76		$(30)	$(30)	(4)		3
Operating Profit	$205	$199	3		10		$493	$495	(1)		6

	Quarter Ended		Year to Date Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
System Sales Growth	4%	12%	5%	15%
System Sales Growth, excluding F/X	12%	5%	12%	7%
Same-Store Sales Growth	5%	—%	5%	3%

Unit Count	6/30/2019	6/30/2018	% Increase
Company-owned	4,811	4,421	9
Unconsolidated affiliates	853	784	9
Franchisees	515	491	5
	6,179	5,696	8

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	6/30/2018	Store Portfolio Actions	Other	F/X	6/30/2019
Company sales	$1,352	$89	$68	$(99)	$1,410
Cost of sales	(413)	(30)	(38)	31	(450)
Cost of labor	(289)	(20)	(23)	21	(311)
Occupancy and other operating expense	(423)	(28)	(3)	30	(424)
Restaurant profit	$227	$11	$4	$(17)	$225

	Year to Date Ended
Income (Expense)	6/30/2018	Store Portfolio Actions	Other	F/X	6/30/2019
Company sales	$2,796	$217	$132	$(196)	$2,949
Cost of sales	(837)	(71)	(79)	61	(926)
Cost of labor	(582)	(46)	(45)	42	(631)
Occupancy and other operating expenses	(849)	(64)	(2)	57	(858)
Restaurant profit	$528	$36	$6	$(36)	$534

The quarter and year to date increase in Company sales and Restaurant profit, excluding the impact of F/X, was primarily driven by same-store sales growth, net unit growth and lower depreciation expenses, partially offset by commodity inflation of 5%, higher labor costs mainly due to wage inflation of 6% and higher promotion costs.

Franchise Fees and Income

The increase in Franchise fees and income for the quarter, excluding the impact of F/X, was primarily driven by the same-store sales growth of unconsolidated affiliates and franchisees and net unit growth.

The year to date increase in Franchise fees and income, excluding the impact of F/X, was primarily driven by same-store sales growth of unconsolidated affiliates and franchisees and net unit growth, partially offset by the impact of the acquisition of Wuxi KFC.

G&A Expenses

The quarter and year to date increase in G&A expenses, excluding the impact of F/X, was primarily driven by higher compensation costs mainly due to merit increases and higher performance-based compensation.

Operating Profit

The increase in Operating Profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in restaurant profit, lower closure and store impairment expenses, net, partially offset by higher G&A expenses.

The year to date increase in Operating Profit, excluding the impact of F/X, was primarily driven by the increase in restaurant profit, partially offset by higher G&A expenses.

Pizza Hut

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2019	6/30/2018	Reported		Ex F/X		6/30/2019	6/30/2018	Reported		Ex F/X
Company sales	$507	$528	(4)		3		$1,048	$1,092	(4)		2
Franchise fees and income	1	—	52		63		2	1	48		58
Revenues from transactions with franchisees and unconsolidated affiliates	1	—	NM		NM		2	—	NM		NM
Other revenues	1	—	NM		NM		1	—	NM		NM
Total revenues	$510	$528	(4)		3		$1,053	$1,093	(4)		3

Restaurant profit	$58	$57	(2)		5		$135	$117	15		22
Restaurant margin %	11.3%	11.1%	0.2	ppts.	0.2	ppts.	12.9%	10.8%	2.1	ppts.	2.1	ppts.

G&A expenses	$27	$28	4		(3)		$51	$56	9		3
Franchise expenses	$—	$—	—		(7)		$1	$1	(21)		(29)
Expenses for transactions with franchisees and unconsolidated affiliates	$1	$—	NM		NM		$2	$—	NM		NM
Closures and impairment expenses, net	$3	$11	82		80		$6	$10	43		40
Other income, net	$—	$(1)	NM		NM		$—	$(2)	NM		NM
Operating Profit	$29	$19	50		60		$79	$53	49		58

	Quarter Ended		Year to Date Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
System Sales (Decline) Growth	(3)%	7%	(3)%	7%
System Sales Growth (Decline), excluding F/X	4%	(1)%	3%	(1)%
Same-Store Sales Growth (Decline)	1%	(4)%	1%	(5)%

Unit Count	6/30/2019	6/30/2018	% Increase
Company-owned	2,178	2,179	—
Franchisees	74	30	NM
	2,252	2,209	2

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	6/30/2018	Store Portfolio Actions	Other	F/X	6/30/2019
Company sales	$528	$6	$8	$(35)	$507
Cost of sales	(156)	(2)	(8)	11	(155)
Cost of labor	(133)	(1)	(13)	10	(137)
Occupancy and other operating expenses	(182)	1	13	11	(157)
Restaurant profit	$57	$4	$—	$(3)	$58

	Year to Date Ended
Income (Expense)	6/30/2018	Store Portfolio Actions	Other	F/X	6/30/2019
Company sales	$1,092	$11	$14	$(69)	$1,048
Cost of sales	(323)	(3)	(9)	21	(314)
Cost of labor	(280)	(1)	(17)	18	(280)
Occupancy and other operating expenses	(372)	1	31	21	(319)
Restaurant profit	$117	$8	$19	$(9)	$135

The quarter and year to date increase in Company sales and Restaurant profit, excluding the impact of F/X, was primarily driven by same-store sales growth, store portfolio actions, labor efficiency, commodity deflation and lower depreciation expenses, partially offset by higher promotion costs, and higher labor costs mainly attributable to wage inflation of 5%.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by higher compensation costs due to higher performance-based compensation and merit increases, partially offset by lower cost allocation reflecting reduced development activities.

The year to date decrease in G&A expenses, excluding the impact of F/X, was primarily driven by lower cost allocation reflecting reduced development activities, partially offset by higher compensation costs due to higher performance-based compensation and merit increases.

Operating Profit

The quarter and year to date increase in Operating Profit, excluding the impact of F/X, was primarily driven by the increase in restaurant profit and lower closure and store impairment expenses, net.

All Other Segments

All Other Segments reflects the results of East Dawning, Little Sheep, Taco Bell, Daojia, COFFii & JOY and our e-commerce business.

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2019	6/30/2018	Reported		Ex F/X		6/30/2019	6/30/2018	Reported		Ex F/X
Company sales	$9	$8	27		36		$18	$16	14		22
Franchise fees and income	2	1	38		47		4	3	33		41
Revenues from transactions with franchisees and unconsolidated affiliates	5	4	25		33		12	11	12		19
Other revenues	16	7	NM		NM		30	11	NM		NM
Total revenues	$32	$20	62		72		$64	$41	56		65

Restaurant profit	$—	$—	(65)		(75)		$(1)	$—	NM		NM
Restaurant margin %	(9.9)%	(7.6)%	(2.3)	ppts.	(2.3)	ppts.	(7.8)%	(2.7)%	(5.1)	ppts.	(5.1)	ppts.

G&A expenses	$8	$9	9		4		$16	$16	1		(4)
Expenses for transactions with franchisees and unconsolidated affiliates	$5	$3	(48)		(57)		$11	$9	(22)		(30)
Other operating costs and expenses	$14	$7	(91)		(100)		$26	$11	NM		NM
Closures and impairment expenses, net	$1	$—	NM		NM		$2	$—	NM		NM
Operating Loss	$(5)	$(6)	4		—		$(10)	$(10)	3		(1)

	Quarter Ended		Year to Date Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Same-Store Sales Decline	(7)%	(10)%	(12)%	(7)%

The quarter and year to date increase in Company sales, excluding the impact of F/X, was primarily driven by higher sales generated from our e-commerce business and the launch of COFFii & JOY.

The quarter and year to date increase in Other revenue and Other operating costs and expenses, excluding the impact of F/X, was primarily driven by inter-segment revenue transactions generated from our e-commerce business and Daojia.

Corporate and Unallocated

	Quarter Ended				Year to Date Ended
			% B/(W)				% B/(W)
	6/30/2019	6/30/2018	Reported	Ex F/X	6/30/2019	6/30/2018	Reported	Ex F/X
Revenues from transactions with franchisees and unconsolidated affiliates	$133	$122	10	18	278	259	8	15
Other revenue	1	—	NM	NM	2	1	NM	NM
Expenses for transactions with franchisees and unconsolidated affiliates	133	120	(11)	(19)	276	257	(8)	(15)
Other operating costs and expenses	1	—	NM	NM	2	1	NM	NM
Corporate G&A expenses	25	19	(31)	(36)	58	52	(12)	(17)
Other unallocated expenses (income) (See Note 13)	—	2	NM	NM	(1)	(100)	(99)	(99)
Interest income, net	10	10	(8)	(2)	19	18	3	10
Investment gain	17	—	NM	NM	27	—	NM	NM
Income tax provision (See Note 12)	(46)	(53)	13	6	(139)	(160)	13	8
Effective tax rate (See Note 12)	20.0%	26.0%	6.0%	6.0%	25.2%	26.4%	1.2%	1.2%

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

The increase in Revenues from transactions with franchisees and unconsolidated affiliates for the quarter, excluding the impact of F/X, was mainly driven by system sales growth of franchisees and unconsolidated affiliates, and an increase in the selling prices of food and paper products due to commodity inflation.

The year to date increase in Revenues from transactions with franchisees and unconsolidated affiliates, excluding the impact of F/X, was mainly driven by system sales growth of franchisees and unconsolidated affiliates and an increase in the selling prices of food and paper products due to commodity inflation, partially offset by the impact from the acquisition of Wuxi KFC.

G&A Expenses

The increase in Corporate G&A expenses for the quarter, excluding the impact of F/X, was mainly driven by higher compensation costs, partially offset by higher government incentives received.

The year to date increase in Corporate G&A expenses, excluding the impact of F/X, was mainly driven by higher compensation costs and lower government incentives received.

Other Unallocated Income

The year to date decrease in Other unallocated income, excluding the impact of F/X, was primarily due to a gain of $98 million recognized from the re-measurement of our previously held equity interest in Wuxi KFC at fair value upon acquisition in the first quarter of 2018.

Investment Gain

The Investment gain represents the unrealized gain related to our investment in equity securities of Meituan Dianping (“Meituan”). See Note 6.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%, withholding tax on repatriation of earnings outside of China and U.S. corporate income tax, if any. Our effective tax rate was 20.0% and 26.0% for the quarters ended June 30, 2019 and 2018, respectively, and 25.2% and 26.4% for the years to date ended June 30, 2019 and 2018, respectively. The lower effective tax rate for the quarter was primarily due to lower accrued tax on GILTI, non-taxable gain related to our investment in equity securities of Meituan and lower foreign withholding tax on estimated repatriation of earnings outside of China. The lower year to date effective tax rate was primarily due to lower accrued tax on GILTI and non-taxable gain related to our investment in equity securities of Meituan, partially offset by the additional adjustment of $8 million on transition tax pursuant to the Tax Act recorded in the first quarter of 2019.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Tax Examination on Transfer Pricing

We are subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other taxing authorities with respect to income and non-income based taxes. Currently we are under a national audit on transfer pricing by the STA in China regarding our related party transactions for the period from 2006 to 2015. It is reasonably possible that there could be significant developments within the next 12 months. The ultimate assessment will depend upon further review of the information provided and ongoing discussions with the STA and in-charge local tax authorities, and therefore it is not possible to reasonably estimate the potential impact. We will continue to defend our transfer pricing position. However, if the STA prevails in the assessment of additional tax due based on its ruling, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations and cash flows.

PRC Value-Added Tax (“VAT”)

Effective May 1, 2016, the Chinese government implemented reform to its retail tax structure, which is intended to be a progressive and positive shift to more closely align with a more modern service-based economy. Under this reform, a 6% output VAT replaced the 5% business tax (“BT”) previously applied to certain restaurant sales. VAT was imposed on goods and services at the rates of 17%, 13%, 11% and 6%. Input VAT would be creditable to the aforementioned 6% output VAT. Effective from July 1, 2017, the 13% VAT rate primarily applicable to certain agricultural products was reduced to 11%. Effective from May 1, 2018, the VAT rates of 17% and 11% were lowered to 16% and 10%, respectively. Effective from April 1, 2019, the VAT rates of 16% and 10% were further lowered to 13% and 9%, respectively. These rate changes impact our input VAT on all materials and certain services, mainly including construction, transportation and leasing. However, the impact on our operating results is not expected to be significant.

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

As of June 30, 2019, an input VAT credit asset of $243 million and payable of $7 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against VAT payables more than one year from June 30, 2019. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the Company expected to use the credit within one year.

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

Consolidated Cash Flows

Our cash flows for the years to date ended June 30, 2019 and 2018 were as follows:

Net cash provided by operating activities was $657 million in 2019 as compared to $819 million in 2018. The decrease was primarily driven by timing of payments for inventory.

Net cash used in investing activities was $368 million in 2019 as compared to $406 million in 2018. The decrease is mainly due to lapping cash outflow in 2018 related to the acquisition of Wuxi KFC, and lower capital expenditures in 2019, partially offset by higher cash outflow related to short-term investment activities in 2019.

Net cash used in financing activities was $259 million in 2019 as compared to $186 million in 2018.  The increase was primarily driven by an increase in the number of shares repurchased and cash dividends paid to stockholders in 2019.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores and from our franchise operations and dividend payments from our unconsolidated affiliates.

Our ability to fund our future operations and capital needs will depend on our ongoing ability to generate cash from operations. We believe our principal uses of cash in the future will be primarily to fund our operations and capital expenditures, distributions to our stockholders and share repurchases as well as any acquisition or investment we may make. We believe that our future cash from operations, together with our access to funds on hand and capital markets, will provide adequate resources to fund these uses of cash and that our existing cash and net cash from operations will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months.

If our cash flows from operations are less than we require, we may need to access the capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future or at all will be impacted by many factors, including, but not limited to:

•	our financial performance;

•	our credit ratings;

•	the liquidity of the overall capital markets; and

•	the state of the Chinese, U.S. and global economies.

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

Dividends and Share Repurchases

Our Board of Directors has authorized an aggregate of $1.4 billion under our share repurchase program. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. For the year to date ended June 30, 2019, the Company repurchased $140 million, or 3.5 million shares, of common stock under the repurchase program. The Company repurchased $73 million, or 1.9 million shares, of common stock under the repurchase program for the year to date ended June 30, 2018.

For the quarters to date ended June 30, 2019 and 2018, we paid cash dividends of approximately $45 million and $38 million, respectively, to our stockholders through quarterly dividend payments of $0.12 and $0.10 per share, respectively.

On July 30, 2019, the Board of Directors declared a cash dividend of $0.12 per share, payable as of the close of business on September 17, 2019 to stockholders of record as of the close of business on August 27, 2019. The total estimated cash dividend payable is approximately $46 million.

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

Borrowing Capacity

As of June 30, 2019, the Company had credit facilities of RMB 2,873 million (approximately $418 million), comprised of onshore credit facilities of RMB1,500 million (approximately $218 million) in the aggregate and offshore credit facilities of $200 million in the aggregate.

The credit facilities had remaining terms of one year or less as of June 30, 2019. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China or London Interbank Offered Rate (LIBOR) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Some of the onshore credit facilities contain sublimits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of June 30, 2019, we had outstanding bank guarantees of RMB 70 million (approximately $10 million) to secure our lease payment to landlords for certain Company-owned restaurants. The borrowing capacity under the credit facilities was therefore reduced by the same amount, while there were no borrowings outstanding as of June 30, 2019.

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

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology.  Forward-looking statements are based on our expectations, estimates, assumptions or projections concerning future results or events as of the date of the filing of this Form 10-Q.  Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those statements.  We cannot assure you that any of our assumptions are correct or any of our expectations, estimates or projections will be achieved.  Numerous factors could cause our actual results to differ materially from those expressed or implied by forward-looking statements, including, without limitation, the following:

•

Risks related to our business and industry, such as (a) food safety and food-borne illness concerns, (b) significant failure to maintain effective quality control systems for our restaurants, (c) significant liability claims, food contamination complaints from our customers or reports of incidents of food tampering, (d) health concerns arising from outbreaks of viruses or other diseases, (e) the fact that we derive substantially all of our revenue from our operations in China, (f) the fact that the operation of our restaurants is subject to the terms of the master license agreement with YUM, (g) the fact that our success is tied to the success of YUM’s brand strength, marketing campaigns and product innovation, (h) shortages or interruptions in the availability and delivery of food and other supplies, (i) fluctuation of raw materials prices, (j) our inability to attain our target development goals and the potential cannibalization of existing sales by aggressive development, (k) risks associated with leasing real estate, (l) inability to obtain desirable restaurant locations on commercially reasonable terms, (m) labor shortages or increases in labor costs, (n) the fact that our success depends substantially on our corporate reputation and on the value and perception of our brands, (o) the occurrence of security breaches and cyber-attacks, (p) failure to protect the integrity and security of our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf, (q) failures or interruptions of service or security breaches in our information technology systems, (r) the fact that our business depends on the performance of, and our long-term relationships with, third-party mobile payment processors, delivery aggregators, internet infrastructure operators and internet service providers, (s) failure to provide timely and reliable delivery services by our restaurants, (t) our growth strategy with respect to COFFii & JOY may not be successful, (u) challenges and risks related to our new e-commerce business; (v) the anticipated benefits of the acquisition of Daojia may not be realized in a timely manner or at all, (w) the Chinese government may determine that the VIE structure of Daojia does not comply with Chinese laws on foreign investment in restricted industries, (x) our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media, (y) litigation and failure to comply with anti-bribery or anti-corruption laws, (z) U.S. federal income taxes, changes in tax rates, disagreements with taxing authorities (including with respect to the transfer pricing audit) and imposition of new taxes, (aa) changes in consumer discretionary spending and general economic conditions, (bb) competition in the retail food industry, (cc) loss or failure to obtain or renew any or all of the approvals, licenses and permits to operate our business, (dd) our inability to adequately protect the intellectual property we own or have the right to use, (ee) YUM’s failure to protect its intellectual property, (ff) seasonality and certain major events in China, (gg) our failure to detect, deter and prevent all instances of fraud or other misconduct committed by our employees, customers or other third parties, (hh) changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters, (ii) failure of our insurance policies to provide adequate coverage for claims associated with our business operations, (jj) failure by us to maintain effective disclosure controls and procedures and internal control over financial reporting in accordance with the rules of the SEC and (kk) unforeseeable business interruptions;

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

In addition, other risks and uncertainties not presently known to us or that we currently believe to be immaterial could affect the accuracy of any such forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. You should consult our filings with the Securities and Exchange Commission (including the information set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018) for additional information regarding factors that could affect our financial and other results. You should not place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Form 10-Q. We are not undertaking to update any of these statements, except as required by law.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended June 30, 2019, the Company’s Operating Profit would have decreased by approximately $20 million if the RMB weakened 10% relative to the US$. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2019.

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

The following table provides information as of June 30, 2019 with respect to shares of Yum China common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)
4/1/19-4/30/19	471	$44.62	471	$874
5/1/19-5/31/19	822	$41.28	822	$840
6/1/19-6/30/19	466	$42.90	466	$820
Total	1,759	$42.60	1,759	$820

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

3.1

Amended and Restated Certificate of Incorporation of Yum China Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

3.2	Amended and Restated Bylaws of Yum China Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yum China Holdings, Inc.
(Registrant)

Date:	August 5, 2019	/s/ Xueling Lu
Controller and Principal Accounting Officer