Form 10-Q
period 2019-09-30
Yum China Holdings, Inc.
filed 2019-11-08
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2019 was 375,908,592 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended		Year to Date Ended
Revenues	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Company sales	$2,097	$2,008	$6,112	$5,912
Franchise fees and income	38	36	113	110
Revenues from transactions with franchisees and unconsolidated affiliates	172	159	496	461
Other revenues	12	9	26	18
Total revenues	2,319	2,212	6,747	6,501
Costs and Expenses, Net
Company restaurants
Food and paper	651	610	1,896	1,775
Payroll and employee benefits	455	430	1,371	1,296
Occupancy and other operating expenses	619	615	1,804	1,841
Company restaurant expenses	1,725	1,655	5,071	4,912
General and administrative expenses	117	119	340	334
Franchise expenses	19	18	55	55
Expenses for transactions with franchisees and unconsolidated affiliates	167	156	488	454
Other operating costs and expenses	9	6	20	17
Closures and impairment (income) expenses, net	(1)	(1)	14	15
Other income, net	(17)	(10)	(48)	(143)
Total costs and expenses, net	2,019	1,943	5,940	5,644
Operating Profit	300	269	807	857
Interest income, net	10	10	29	28
Investment gain	12	—	39	—
Income Before Income Taxes	322	279	875	885
Income tax provision	(87)	(67)	(226)	(227)
Net income – including noncontrolling interests	235	212	649	658
Net income – noncontrolling interests	12	9	26	24
Net Income – Yum China Holdings, Inc.	$223	$203	$623	$634
Weighted-average common shares outstanding (in millions):
Basic	377	384	378	386
Diluted	388	394	389	398
Basic Earnings Per Common Share	$0.59	$0.53	$1.65	$1.64
Diluted Earnings Per Common Share	$0.58	$0.51	$1.60	$1.59

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended		Year to Date Ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Net income - including noncontrolling interests	$235	$212	$649	$658
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	(96)	(98)	(95)	(156)
Comprehensive income - including noncontrolling interests	139	114	554	502
Comprehensive income - noncontrolling interests	8	6	23	19
Comprehensive Income - Yum China Holdings, Inc.	$131	$108	$531	$483

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Year to Date Ended
	9/30/2019	9/30/2018
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$649	$658
Depreciation and amortization	322	343
Amortization of operating lease right-of-use assets	251	—
Closures and impairment expenses	14	15
Gain from re-measurement of equity interest upon acquisition	—	(98)
Investment gain	(39)	—
Equity income from investments in unconsolidated affiliates	(56)	(52)
Distributions of income received from unconsolidated affiliates	50	51
Deferred income taxes	12	46
Share-based compensation expense	21	18
Changes in accounts receivable	(2)	2
Changes in inventories	(22)	14
Changes in prepaid expenses and other current assets	7	(13)
Changes in accounts payable and other current liabilities	118	184
Changes in income taxes payable	32	41
Changes in non-current operating lease liabilities	(280)	—
Other, net	(32)	(36)
Net Cash Provided by Operating Activities	1,045	1,173
Cash Flows – Investing Activities
Capital spending	(310)	(359)
Purchases of short-term investments	(619)	(513)
Maturities of short-term investments	366	513
Acquisition of business, net of cash acquired	—	(91)
Investment in equity securities	—	(74)
Other, net	10	(3)
Net Cash Used in Investing Activities	(553)	(527)
Cash Flows – Financing Activities
Repayment of short-term borrowings assumed from acquisition	—	(10)
Repurchase of shares of common stock	(207)	(161)
Cash dividends paid on common stock	(136)	(115)
Dividends paid to noncontrolling interests	(25)	(29)
Other, net	—	(3)
Net Cash Used in Financing Activities	(368)	(318)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(26)	(53)
Net Increase in Cash, Cash Equivalents and Restricted Cash	98	275
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	1,266	1,059
Cash, Cash Equivalents and Restricted Cash - End of Period	$1,364	$1,334

Supplemental Cash Flow Data
Cash paid for income tax	185	157

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	9/30/2019	12/31/2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,355	$1,266
Short-term investments	364	122
Accounts receivable, net	79	80
Inventories, net	317	307
Prepaid expenses and other current assets	141	177
Total Current Assets	2,256	1,952
Property, plant and equipment, net	1,506	1,615
Operating lease right-of-use assets	1,893	—
Goodwill	256	266
Intangible assets, net	97	116
Deferred income taxes	89	89
Investments in unconsolidated affiliates	74	81
Other assets	539	491
Total Assets	$6,710	$4,610
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,566	$1,199
Income taxes payable	82	54
Total Current Liabilities	1,648	1,253
Non-current operating lease liabilities	1,729	—
Non-current finance lease liabilities	23	25
Other liabilities	195	355
Total Liabilities	3,595	1,633
Redeemable Noncontrolling Interest	1	1
Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 394 million shares and 392 million shares issued at September 30, 2019 and December 31, 2018, respectively; 376 million shares and 379 million shares outstanding at September 30, 2019 and December 31, 2018, respectively	4	4
Treasury stock	(664)	(460)
Additional paid-in capital	2,423	2,402
Retained earnings	1,371	944
Accumulated other comprehensive loss	(109)	(17)
Total Equity – Yum China Holdings, Inc.	3,025	2,873
Noncontrolling interests	89	103
Total Equity	3,114	2,976
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$6,710	$4,610

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of September 30, 2019, results of our operations and comprehensive income for the quarters and years to date ended September 30, 2019 and 2018, and cash flows for the years to date ended September 30, 2019 and 2018. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto defined and included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2019.

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

Our privilege membership programs offer privilege members rights to multiple benefits, such as free delivery and discounts on certain products. For certain KFC and Pizza Hut privilege membership programs offering a pre-defined amount of benefits that can be redeemed ratably over the membership period, revenue is ratably recognized over the period based on the elapse of time. With respect to Pizza Hut family privilege membership program offering members a mix of distinct benefits, including a welcome gift and assorted discount coupons with pre-defined quantities, consideration collected is allocated to the benefits provided based on their relative standalone selling price and revenue is recognized when food or services are delivered or the benefits expire.

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

Disaggregation of Revenue

The following table presents revenue disaggregated by types of arrangements and segments:

	Quarter Ended 9/30/2019
Revenues	KFC	Pizza Hut	All Other Segments(a)	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Company sales	$1,546	$540	$11	$—	$2,097	$—	$2,097
Franchise fees and income	35	1	2	—	38	—	38
Revenues from transactions with franchisees and unconsolidated affiliates	16	1	8	147	172	—	172
Other revenues	1	—	19	1	21	(9)	12
Total revenues	$1,598	$542	$40	$148	$2,328	$(9)	$2,319

	Quarter Ended 9/30/2018
Revenues	KFC	Pizza Hut	All Other Segments(a)	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Company sales	$1,452	$548	$8	$—	$2,008	$—	$2,008
Franchise fees and income	34	1	1	—	36	—	36
Revenues from transactions with franchisees and unconsolidated affiliates	15	1	7	136	159	—	159
Other revenues	—	—	14	1	15	(6)	9
Total revenues	$1,501	$550	$30	$137	$2,218	$(6)	$2,212

	Year to Date Ended 9/30/2019
Revenues	KFC	Pizza Hut	All Other Segments(a)	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Company sales	$4,495	$1,588	$29	$—	$6,112	$—	$6,112
Franchise fees and income	104	3	6	—	113	—	113
Revenues from transactions with franchisees and unconsolidated affiliates	48	3	20	425	496	—	496
Other revenues	1	1	49	3	54	(28)	26
Total revenues	$4,648	$1,595	$104	$428	$6,775	$(28)	$6,747

	Year to Date Ended 9/30/2018
Revenues	KFC	Pizza Hut	All Other Segments(a)	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Company sales	$4,248	$1,640	$24	$—	$5,912	$—	$5,912
Franchise fees and income	104	2	4	—	110	—	110
Revenues from transactions with franchisees and unconsolidated affiliates	47	1	18	395	461	—	461
Other revenues	—	—	25	2	27	(9)	18
Total revenues	$4,399	$1,643	$71	$397	$6,510	$(9)	$6,501

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

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront license fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets on the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees and unconsolidated affiliates. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $9 million and $8 million at September 30, 2019 and December 31, 2018, respectively.

Contract Liabilities

Contract liabilities at September 30, 2019 and December 31, 2018 were as follows:

Contract liabilities	9/30/2019	12/31/2018
Deferred revenue related to prepaid stored-value products	$80	$73
Deferred revenue related to customer loyalty programs	24	17
Deferred revenue related to upfront fees	36	37
Total	$140	$127

Contract liabilities consist of deferred revenue related to prepaid stored-value products, customer loyalty programs and upfront fees. Deferred revenue related to prepaid stored-value products and customer loyalty programs is included in Accounts payable and other current liabilities on the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities on the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $35 million and $21 million for the quarter ended September 30, 2019 and 2018, respectively, and $56 million and $39 million for the years to date ended September 30, 2019 and 2018, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 4 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended		Year to Date Ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Net Income – Yum China Holdings, Inc.	$223	$203	$623	$634
Weighted-average common shares outstanding (for basic calculation) (a)	377	384	378	386
Effect of dilutive share-based awards (a)	7	9	8	10
Effect of dilutive warrants (b)	4	1	3	2
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	388	394	389	398
Basic Earnings Per Common Share	$0.59	$0.53	$1.65	$1.64
Diluted Earnings Per Common Share	$0.58	$0.51	$1.60	$1.59
Share-based awards excluded from the diluted EPS computation (c)	2	10	2	4

(a)

As a result of the separation, shares of Yum China common stock were distributed to YUM’s shareholders of record as of October 19, 2016 and included in the calculated weighted-average common shares outstanding. Holders of outstanding YUM equity awards generally received both adjusted YUM awards and Yum China awards, or adjusted awards on shares of common stock of either YUM or Yum China in their entirety. Any subsequent exercise of these awards, whether held by the Company’s employees or YUM’s employees, would increase the number of common shares outstanding. The incremental shares arising from outstanding equity awards are included in the computation of diluted EPS, if there is dilutive effect.

(b)

Pursuant to the investment agreements dated September 1, 2016, Yum China issued to strategic investors two tranches of warrants on January 9, 2017, with each tranche initially providing the right to purchase 8,200,405 shares of Yum China common stock, at an exercise price of $31.40 and $39.25 per share, respectively, subject to customary anti-dilution adjustments. The warrants may be exercised at any time through October 31, 2021. The incremental shares arising from outstanding warrants are included in the computation of diluted EPS, if there is dilutive effect when the average market price of Yum China common stock for the period exceeds the exercise price of the warrants.

(c)

These outstanding stock appreciation rights, restricted stock units and performance share units were not included in the computation of diluted EPS because to do so would have been antidilutive for the quarters and years to date presented.

Note 5 – Equity

Changes in Equity and Redeemable Noncontrolling Interest (in millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interests	Equity	Interest
Balance at June 30, 2019	394	$4	$2,417	$1,193	$(17)	(17)	$(600)	$81	$3,078	$1
Net Income				223				12	235
Foreign currency translation adjustments					(92)			(4)	(96)
Comprehensive income									139
Cash dividends declared ($0.12 per common share)				(45)					(45)
Repurchase of shares of common stock						(1)	(64)		(64)
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			6						6
Balance at September 30, 2019	394	$4	$2,423	$1,371	$(109)	(18)	$(664)	$89	$3,114	$1

Balance at June 30, 2018	391	$4	$2,388	$751	$81	(6)	$(221)	$93	$3,096	$5
Net Income				203				9	212
Foreign currency translation adjustments					(95)			(3)	(98)
Comprehensive income									114
Cash dividends declared ($0.1 per common share)				(38)					(38)
Repurchase of shares of common stock						(3)	(94)		(94)
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			5						5
Balance at September 30, 2018	391	$4	$2,393	$916	$(14)	(9)	$(315)	$99	$3,083	$5

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2018	392	$4	$2,402	$944	$(17)	(13)	$(460)	$103	$2,976	$1
Net Income				623				26	649
Foreign currency translation adjustments					(92)			(3)	(95)
Comprehensive income									554
Cash dividends declared ($0.36 per common share)				(136)					(136)
Dividends declared								(34)	(34)
Repurchase of shares of common stock						(5)	(204)		(204)
Exercise and vesting of share-based awards	2	—	—						—
Share-based compensation			21						21
Cumulative effect of accounting change				(60)				(3)	(63)
Balance at September 30, 2019	394	$4	$2,423	$1,371	$(109)	(18)	$(664)	$89	$3,114	$1

Balance at December 31, 2017	389	$4	$2,375	$397	$137	(4)	$(148)	$77	$2,842	$5
Net Income				634				24	658
Foreign currency translation adjustments					(151)			(5)	(156)
Comprehensive income									502
Acquisition of business								36	36
Cash dividends declared ($0.3 per common share)				(115)					(115)
Dividends declared								(33)	(33)
Repurchase of shares of common stock						(5)	(167)		(167)
Exercise and vesting of share-based awards	2	—	—						—
Share-based compensation			18						18
Balance at September 30, 2018	391	$4	$2,393	$916	$(14)	(9)	$(315)	$99	$3,083	$5

Share Repurchase Program

On February 7, 2017, we announced that our Board of Directors authorized a $300 million share repurchase program. On October 4, 2017, the Board of Directors increased Yum China’s existing share repurchase authorization from $300 million to an aggregate of $550 million. On October 30, 2018, the Board of Directors further increased the share repurchase authorization to an aggregate of $1.4 billion. The Company repurchased 4.9 million and 4.6 million shares of Yum China common stock at a total cost of $204 million and $167 million for the years to date ended September 30, 2019 and 2018, respectively. The total cost includes $2 million and $6 million to be settled subsequent to September 30, 2019 and 2018, respectively, for shares repurchased with trade dates on or prior to September 30, 2019 and 2018, respectively. As of September 30, 2019, $756 million remained available for future share repurchases under the authorization.

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

Meituan Dianping (“Meituan”) Investment

In the third quarter of 2018, the Company subscribed for 8.4 million, or less than 1%, of the ordinary shares of Meituan, an e-commerce platform for services in China, for a total consideration of approximately $74 million, when it launched its initial public offering on the Hong Kong Stock Exchange in September 2018. The Company accounted for the equity securities at fair value with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income. The fair value of the investment in Meituan is determined based on the closing market price for the shares at the end of each reporting period. As of September 30, 2019, the fair value of the investment was $86 million. The unrealized gain of $12 million and $39 million was included in Investment gain in our Condensed Consolidated Statements of Income during the quarter and year to date ended September 30, 2019, respectively.

Transition Tax

We completed the evaluation of the impact on our transition tax computation based on the final regulations that were released by the U.S. Treasury Department and the Internal Revenue Service (“IRS”) and became effective in the first quarter of 2019, and recorded an additional amount of $8 million for the transition tax accordingly. See Note 12 for additional information.

Note 7 – Other Income, net

	Quarter Ended		Year to Date Ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Equity income from investments in unconsolidated affiliates	$19	$17	$56	$52
Gain from re-measurement of equity interest upon acquisition(a)	—	—	—	98
Foreign exchange impact and other	(2)	(7)	(8)	(7)
Other income, net	$17	$10	$48	$143

(a)

As a result of the acquisition of Wuxi KFC in the first quarter of 2018, as disclosed in Note 2, the Company recognized a gain of $98 million from the re-measurement of our previously held 47% equity interest at fair value, which was not allocated to any segment for performance reporting purposes.

Note 8 – Supplemental Balance Sheet Information

Accounts Receivable, net	9/30/2019	12/31/2018
Accounts receivable, gross	$80	$81
Allowance for doubtful accounts	(1)	(1)
Accounts receivable, net	$79	$80

Prepaid Expenses and Other Current Assets	9/30/2019	12/31/2018
Receivables from payment processors and aggregators	$32	$49
Dividends receivable from unconsolidated affiliates	32	20
Prepaid rent	1	42
Other prepaid expenses and current assets	76	66
Prepaid expenses and other current assets	$141	$177

Property, Plant and Equipment	9/30/2019	12/31/2018
Buildings and improvements	$2,099	$2,121
Finance leases, primarily buildings	26	26
Machinery, equipment and construction in progress	1,191	1,201
Property, plant and equipment, gross	3,316	3,348
Accumulated depreciation	(1,810)	(1,733)
Property, plant and equipment, net	$1,506	$1,615

Other Assets	9/30/2019	12/31/2018
VAT assets	$232	$226
Land use right	130	138
Investment in equity securities	86	47
Long-term deposits	69	64
Costs to obtain contracts	9	8
Restricted cash	9	—
Others	4	8
Other Assets	$539	$491

Accounts Payable and Other Current Liabilities	9/30/2019	12/31/2018
Accounts payable	$563	$619
Operating leases liabilities	360	—
Accrued compensation and benefits	199	200
Accrued capital expenditures	112	137
Contract liabilities	110	96
Accrued marketing expenses	94	32
Other current liabilities	128	115
Accounts payable and other current liabilities	$1,566	$1,199

Other Liabilities	9/30/2019	12/31/2018
Accrued income tax payable	$67	$71
Deferred income tax liabilities	58	65
Contract liabilities	30	31
Deferred rental accrual	—	144
Other non-current liabilities	40	44
Other liabilities	$195	$355

Reconciliation of Cash, Cash equivalents, and Restricted Cash for Condensed Consolidated Statements of Cash Flows

	9/30/2019	12/31/2018
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$1,355	$1,266
Restricted cash included in Other assets (a)	9	—
Cash, Cash Equivalents and Restricted Cash as presented in Condensed Consolidated Statements of Cash Flows	$1,364	$1,266

(a)

Restricted cash included in Other assets within our Condensed Consolidated Balance Sheet represents amounts deposited into an escrow account pursuant to a definitive agreement entered in August 2019 to acquire a controlling interest in the Huang Ji Huang group, a leading Chinese-style casual dining franchise business. Subject to the satisfaction of closing conditions, the acquisition is expected to close in early 2020. The acquisition is considered immaterial.

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2018
Goodwill, gross	$648	$238	$19	$391
Accumulated impairment losses(a)	(382)	—	—	(382)
Goodwill, net	266	238	19	9
Effect of currency translation adjustment	(10)	(9)	(1)	—
Balance as of September 30, 2019
Goodwill, gross	638	229	18	391
Accumulated impairment losses(a)	(382)	—	—	(382)
Goodwill, net	$256	$229	$18	$9

(a)	Accumulated impairment losses represent Little Sheep goodwill impairment.

Intangible assets, net as of September 30, 2019 and December 31, 2018 are as follows:

	9/30/2019				12/31/2018
	Gross Carrying Amount(a)	Accumulated Amortization	Accumulated impairment losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated impairment losses	Net Carrying Amount
Definite-lived intangible assets
Reacquired franchise rights	$144	$(108)	$—	$36	$150	$(100)	$—	$50
Daojia platform	16	(3)	(10)	3	16	(3)	(10)	3
Customer-related assets	11	(8)	(2)	1	12	(8)	(2)	2
Others(b)	9	(3)	—	6	17	(9)	—	8
	$180	$(122)	$(12)	$46	$195	$(120)	$(12)	$63
Indefinite-lived intangible assets
Little Sheep trademark	$51	$—	$—	$51	$53	$—	$—	$53

Total intangible assets	$231	$(122)	$(12)	$97	$248	$(120)	$(12)	$116

(a)	Changes in gross carrying amount include the effect of currency translation adjustment.

(b)

Decrease in Others during year to date ended September 30, 2019 is primarily due to the reclassification of favorable lease assets, with a gross carrying amount of $7 million and accumulated amortization of $5 million, to right-of-use assets upon adoption of ASC 842.

Amortization expense of definite-lived intangible assets was $3 million and $7 million for the quarters ended September 30, 2019 and 2018, respectively, and $13 million and $20 million for the years to date ended September 30, 2019 and 2018, respectively. As of September 30, 2019, expected amortization expense for the unamortized definite-lived intangible assets is approximately $3 million for the remainder of 2019, $12 million in 2020, $12 million in 2021, $12 million in 2022 and $3 million in 2023.

Note 10 – Leases

As of September 30, 2019, we operated more than 8,900 restaurants, leasing the underlying land and/or building. We generally enter into lease agreements with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales revenue; or (iii) a percentage of the restaurant’s sales revenue. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	9/30/2019	Account Classification
Assets
Operating lease right-of-use assets	$1,893	Operating lease right-of-use assets
Finance lease right-of-use assets	14	Property, plant and equipment, net
Total leased assets	$1,907

Liabilities
Current
Operating lease liabilities	$360	Accounts payable and other current liabilities
Finance lease liabilities	1	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,729	Non-current operating lease liabilities
Finance lease liabilities	23	Non-current finance lease liabilities
Total lease liabilities	$2,113

Summary of Lease Cost	Quarter Ended	Year to Date Ended	Account Classification
	9/30/2019	9/30/2019

Operating lease cost	$117	$351	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	—	1	Occupancy and other operating expenses
Interest on lease liabilities	—	1	Interest expense, net
Variable lease cost	94	265	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	3	8	Occupancy and other operating expenses or G&A
Sublease income	(7)	(21)	Franchise fees and income or Other revenues
Total lease cost	$207	$605

Supplemental Cash Flow Information	Quarter Ended	Year to Date Ended
	9/30/2019	9/30/2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$120	$361
Operating cash flows from finance leases	—	1
Financing cash flows from finance leases	—	1
Right-of-use assets obtained in exchange for new lease liabilities(a):
Operating leases	$98	$217
Finance leases	—	—

(a)	This also includes noncash transactions resulting in adjustments to the lease liability or ROU asset due to modification or other reassessment events.

Lease Term and Discount Rate	9/30/2019
Weighted-average remaining lease term (years)
Operating leases	7.1
Finance leases	12.0

Weighted-average discount rate
Operating leases	6.1%
Finance leases	5.8%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of September 30, 2019 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2019	$133	$1	$134
2020	458	3	461
2021	416	3	419
2022	358	3	361
2023	295	3	298
Thereafter	931	21	952
Total undiscounted lease payment	2,591	34	2,625
Less: imputed interest (b)	502	10	512
Present value of lease liabilities	$2,089	$24	$2,113

(b)

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of September 30, 2019, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $121 million. These leases will commence between the fourth quarter of 2019 and 2023 with lease terms of 1 year to 20 years.

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

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. No transfers among the levels within the fair value hierarchy occurred during the quarter ended September 30, 2019.

		Fair Value Measurement or Disclosure at September 30, 2019
	Balance at September 30, 2019	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$658	$—	$658	$—
Money market funds	284	284
Total cash equivalents	942	284	658	—
Short-term investments:
Time deposits	364		364
Total short-term investments	364	—	364	—
Other assets:
Investment in equity securities	86	86
Total	$1,392	$370	$1,022	$—

		Fair Value Measurement or Disclosure at December 31, 2018
	Balance at December 31, 2018	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$570	$—	$570	$—
Money market funds	226	226
Fixed rate debt securities(a)	153	153
Total cash equivalents	949	379	570	—
Short-term investments:
Time deposits	122		122
Total short-term investments	122	—	122	—
Other assets:
Investment in equity securities	47	47
Total	$1,118	$426	$692	$—

(a)	Classified as held-to-maturity investments and measured at amortized cost.

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

The following table presents amounts recognized from all non-recurring fair value measurements using Level 3 inputs during the quarters and years to date ended September 30, 2019 and 2018. These amounts exclude fair value measurements made for restaurants that were closed or refranchised prior to those respective period-end dates.

	Quarter Ended		Year to Date Ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018	Account Classification

ROU impairment prior to the adoption of ASC 842(a)	$—	$—	$82	$—	Retained Earnings
Incremental restaurant-level impairment upon adoption of ASC 842(b)	—	—	12	—	Closure and impairment expenses, net
Restaurant-level impairment(c)	—	—	7	13	Closure and impairment expenses, net
Total	$—	$—	$101	$13

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

Note 12 – Income Taxes

	Quarter Ended		Year to Date Ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Income tax provision	$87	$67	$226	$227
Effective tax rate	26.9%	24.2%	25.8%	25.7%

The higher effective tax rate for the quarter ended September 30, 2019 was primarily due to additional accrued tax on Global Intangible Low Taxed Income (“GILTI”). The higher year to date effective tax rate was primarily due to an additional adjustment of $8 million on transition tax pursuant to the Tax Act recorded in the first quarter of 2019 and additional accrued tax on GILTI, offset by non-taxable gain related to the investment in equity securities of Meituan.

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

We are subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other taxing authorities with respect to income and non-income based taxes. Since 2016, we have been under a national audit on transfer pricing by the STA in China regarding our related party transactions for the period from 2006 to 2015. The information currently requested by tax authorities focuses on our franchise arrangement with YUM. To address the requests, we have submitted information to the extent it is available to the Company. It is reasonably possible that there could be significant developments, including expert review and assessment by the STA, within the next 12 months. The ultimate assessment will depend upon further review of the information provided and ongoing technical and other discussions with the STA and in-charge local tax authorities, and therefore it is not possible to reasonably estimate the potential impact. We will continue to defend our transfer pricing position. However, if the STA prevails in the assessment of additional tax due based on its ruling, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations and cash flows.

Note 13 –Segment Reporting

We have two reportable segments: KFC and Pizza Hut. Starting from the first quarter of 2019, our newly developed COFFii & JOY concept and e-commerce business became operating segments, as their financial results started being regularly reviewed by the Company’s chief operating decision maker. Accordingly, our six non-reportable operating segments, reflecting the operations of East Dawning, Little Sheep, Taco Bell, Daojia, COFFii & JOY and our e-commerce business, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in aggregate. Segment financial information for prior quarters has been recast to align with this change in segment reporting. There was no impact on the consolidated financial statements of the Company as a result of this change.

	Quarter Ended 9/30/2019
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,597	$542	$32	$148	2,319	$—	$2,319
Inter-segment revenue	1	—	8	—	9	(9)	—
Total	$1,598	$542	$40	$148	$2,328	$(9)	$2,319

	Quarter Ended 9/30/2018
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,501	$550	$24	$137	2,212	$—	$2,212
Inter-segment revenue	—	—	6	—	6	(6)	—
Total	$1,501	$550	$30	$137	$2,218	$(6)	$2,212

	Year to Date Ended 9/30/2019
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$4,647	$1,595	$77	$428	6,747	$—	$6,747
Inter-segment revenue	1	—	27	—	28	(28)	—
Total	$4,648	$1,595	$104	$428	$6,775	$(28)	$6,747

	Year to Date Ended 9/30/2018
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$4,399	$1,643	$62	$397	6,501	$—	$6,501
Inter-segment revenue	—	—	9	—	9	(9)	—
Total	$4,399	$1,643	$71	$397	$6,510	$(9)	$6,501

	Quarter Ended		Year to Date Ended
Operating Profit	9/30/2019	9/30/2018	9/30/2019	9/30/2018
KFC(b)	$295	$264	$788	$759
Pizza Hut	38	53	117	106
All Other Segments	(2)	(6)	(12)	(16)
Unallocated revenues from transactions with franchisees and unconsolidated affiliates(c)	147	136	425	395
Unallocated Other revenues	1	1	3	2
Unallocated expenses from transactions with franchisees and unconsolidated affiliates(c)	(145)	(135)	(421)	(392)
Unallocated Other operating costs and expenses	(1)	—	(3)	(1)
Unallocated and corporate G&A expenses	(34)	(42)	(92)	(94)
Unallocated Other income (loss)(d)	1	(2)	2	98
Operating Profit	$300	$269	$807	$857
Interest income, net(a)	10	10	29	28
Investment gain(a)	12	—	39	—
Income Before Income Taxes	$322	$279	$875	$885

	Quarter Ended		Year to Date Ended
Impairment Charges	9/30/2019	9/30/2018	9/30/2019	9/30/2018
KFC(e)	$1	$1	$13	$9
Pizza Hut(e)	1	1	12	14
All Other Segments	—	$—	$2	$—
	$2	$2	$27	$23

	Total Assets
	9/30/2019	12/31/2018
KFC(f)	$2,992	$1,745
Pizza Hut	939	558
All Other Segments	164	132
Corporate and Unallocated(g)	2,615	2,175
	$6,710	$4,610

(a)	Amounts have not been allocated to any segment for performance reporting purposes.

(b)

Includes equity income from investments in unconsolidated affiliates of $19 million and $17 million for the quarters ended September 30, 2019 and 2018, respectively, and $56 million and $52 million for the years to date ended September 30, 2019 and 2018, respectively.

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

(d)	The amount for the year to date ended September 30, 2018 primarily includes gain from re-measurement of the previously held equity interest in connection with the acquisition of Wuxi KFC (See Note 2).

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

Guarantees

From time to time we have guaranteed certain lines of credit and loans of franchisees and unconsolidated affiliates. As of September 30, 2019, guarantees on behalf of franchisees were immaterial and no guarantees were outstanding for unconsolidated affiliates.

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

Note 15 – Subsequent Events

On October 29, 2019, the Company announced that the Board of Directors declared a cash dividend of $0.12 per share, payable as of the close of business on December 17, 2019 to stockholders of record as of the close of business on November 26, 2019. The total estimated cash dividend payable is approximately $45 million.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China, with over 8,900 restaurants as of September 30, 2019. Our growing restaurant base consists of China’s leading restaurant brands and concepts, primarily the KFC and Pizza Hut brands, as well as brands such as East Dawning, Little Sheep, Taco Bell and COFFii & JOY. Following our separation from YUM, we obtained the exclusive right to operate and sub-license the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Taiwan and Macau (the “PRC” or “China”), and we own the intellectual property of the East Dawning, Little Sheep and COFFii & JOY concepts outright. We were the first major global restaurant brand when we entered China in 1987 and we have developed deep operating experience in the market. We have since grown to become one of China’s largest restaurant developers with locations in over 1,300 cities as of September 30, 2019.

KFC is the leading quick-service restaurant (“QSR”) brand in the PRC in terms of system sales and number of restaurants. As of September 30, 2019, KFC operated over 6,300 restaurants in over 1,300 cities across China. During the first quarter of 2018, the Company completed the acquisition of an additional 36% interest in an unconsolidated affiliate that operates KFC stores in Wuxi, China (“Wuxi KFC”), increasing the equity interest to 83% and allowing the Company to consolidate the entity.

Pizza Hut is the leading casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of September 30, 2019, Pizza Hut operated over 2,200 restaurants in over 500 cities.

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

•

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides measures adjusted for Special Items, which include Adjusted Operating Profit, Adjusted Net Income, Adjusted Earnings Per Common Share, Adjusted Effective Tax Rate and Adjusted EBITDA, which we define as net income including noncontrolling interests adjusted for income tax, interest income, net, investment gain or loss, depreciation and amortization, and other items, including store impairment charges and Special Items. The Special Item for the year to date ended September 30, 2019 represents the impact from the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The Special Item for the year to date ended September 30, 2018 represents a gain recognized from the re-measurement of our previously held equity interest in Wuxi KFC at fair value upon acquisition, as described in Note 2. The Company excludes impact from Special Items for the purpose of evaluating performance internally. Special Items are not included in any of our segment results. In addition, the Company provides Adjusted EBITDA because we believe that investors and analysts may find it useful in measuring operating performance without regard to items such as income tax, interest income, net, investment gain or loss, depreciation and amortization, and other items, including store impairment charges and Special Items. These adjusted measures are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of these adjusted measures provides additional information to investors to facilitate the comparison of past and present results, excluding those items that the Company does not believe are indicative of our ongoing operations due to their nature.

All Note references in this MD&A refer to the Notes to the Condensed Consolidated Financial Statements. Tabular amounts are displayed in millions of U.S. dollars except percentages and per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding. References to quarters are references to the Company’s fiscal quarters.

Quarters and Years to Date Ended September 30, 2019 and 2018

Results of Operations

Summary

The Company has two reportable segments: KFC and Pizza Hut. Starting from the first quarter of 2019, our newly developed COFFii & JOY concept and e-commerce business became operating segments, as their financial results started being regularly reviewed by the Company’s chief operating decision maker. Accordingly, our six non-reportable operating segments, reflecting the operations of East Dawning, Little Sheep, Taco Bell, Daojia, COFFii & JOY and our e-commerce business, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in aggregate. Segment financial information for prior quarters has been recast to align with this change in segment reporting. There was no impact on the consolidated financial statements of the Company as a result of this change. Additional details on our reportable operating segments are included in Note 13.

Quarterly highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+10	+3	+9	+12	+16
Pizza Hut	+3	+1	+2	(29)	(30)
All Other Segments(b)	+9	(10)	+13	+29	+18
Total	+8	+2	+7	+11	+14

Year to date highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+11	+4	+9	+4	+10
Pizza Hut	+3	+1	+2	+9	+14
All Other Segments(b)	+7	(11)	+13	+10	+4
Total	+9	+4	+7	(6)	(1)

NM refers to changes over 100%, from negative to positive amounts or from zero to an amount.

(a)	System sales and same-store sales percentages as shown in tables exclude the impact of F/X.

(b)	Sales from non-Company-owned restaurants, for which we do not receive a sales-based royalty, are excluded from system sales and same-store sales.

As of September 30, 2019, the Company operated over 8,900 units, predominately KFC and Pizza Hut restaurants, which are the leading QSR and CDR brand, respectively, in mainland China. Given our strong competitive position, a growing economy and a population of approximately 1.4 billion in mainland China, the Company has rapidly added KFC and Pizza Hut restaurants.

As compared to the third quarter of 2018, Company sales in the third quarter of 2019 increased 4%, or 8% if excluding the impact of F/X. Company sales for the year to date ended September 30, 2019 increased 3%, or 9% if excluding the impact of F/X. The quarter and year to date increase in Company sales, excluding the impact of F/X, was driven by net unit growth and same-store sales growth.

The increase in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by same-store sales growth, net unit growth, labor efficiency and utilities savings, partially offset by wage and commodity inflation, and higher promotion and product upgrade costs.

The year to date decrease in Operating profit, excluding the impact of F/X, was primarily due to the negative impact from lapping a gain recognized from re-measurement of our equity interest in Wuxi KFC upon acquisition in the first quarter of 2018, wage and commodity inflation, higher promotion and product upgrade costs, and higher G&A expenses, partially offset by the positive impact from same-store sales growth, net unit growth and labor efficiency.

The Consolidated Results of Operations for the quarters and years to date ended September 30, 2019 and 2018 are presented below:

	Quarter Ended		% B/(W) (a)				Year to Date Ended		% B/(W) (a)
	9/30/2019	9/30/2018	Reported		Ex F/X		9/30/2019	9/30/2018	Reported		Ex F/X
Company sales	$2,097	$2,008	4		8		$6,112	$5,912	3		9
Franchise fees and income	38	36	7		10		113	110	3		9
Revenues from transactions with franchisees and unconsolidated affiliates	172	159	8		11		496	461	8		13
Other revenues	12	9	39		43		26	18	45		51
Total revenues	$2,319	$2,212	5		8		$6,747	$6,501	4		9
Restaurant profits	$372	$353	5		9		$1,041	$1,000	4		10
Restaurant Margin %	17.7%	17.6%	0.1	ppts.	0.1	ppts.	17.0%	16.9%	0.1	ppts.	0.1	ppts.
Operating Profit	$300	$269	11		14		$807	$857	(6)		(1)
Interest income, net	10	10	6		9		29	28	4		10
Investment gain	12	—	NM		NM		39	—	NM		NM
Income tax provision	(87)	(67)	(28)		(31)		(226)	(227)	1		(4)
Net Income - including noncontrolling interests	235	212	11		14		649	658	(1)		4
Net Income - noncontrolling interests	12	9	(26)		(30)		26	24	(6)		(11)
Net Income - Yum China Holdings, Inc.	$223	$203	11		14		$623	$634	(2)		4
Diluted Earnings Per Common Share	$0.58	$0.51	14		16		$1.60	$1.59	1		6
Effective tax rate	26.9%	24.2%					25.8%	25.7%
Adjusted Operating Profit	$300	$269					$807	$759
Adjusted Net Income - Yum China Holdings, Inc.	$223	$203					$631	$560
Adjusted Diluted Earnings Per Common Share	$0.58	$0.51					$1.62	$1.41
Adjusted Effective Tax Rate	26.9%	24.2%					24.9%	25.8%
Adjusted EBITDA	$407	$379					$1,156	$1,125

(a)	Represents the period-over-period change in percentage.

Performance Metrics

	Quarter Ended		Year to Date Ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
System Sales Growth	5%	2%	3%	9%
System Sales Growth, excluding F/X	8%	4%	9%	4%
Same-Store Sales Growth (Decline)	2%	(1)%	4%	—%

Unit Count	9/30/2019	9/30/2018	% Increase
Company-owned	7,171	6,711	7
Unconsolidated affiliates	863	802	8
Franchisees	883	800	10
	8,917	8,313	7

Special Items

Special Items, along with the reconciliation of the most directly comparable GAAP financial measures to the adjusted financial measures, are presented below.

	Quarter Ended		Year to Date Ended
Detail of Special Items	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Gain from re-measurement of equity interest upon acquisition(a)	$—	$—	$—	$98
Special Items, Operating Profit	—	—	—	98
Tax Expenses on Special Items(b)	—	—	—	(24)
Impact from the Tax Act(c)	—	—	(8)	—
Special items, net income – including noncontrolling interests	—	—	(8)	74
Special items, net income – noncontrolling interests	—	—	—	—
Special Items, Net income – Yum China Holdings, Inc.	$—	$—	$(8)	$74
Weighted-average diluted shares outstanding (in millions)	388	394	389	398
Special Items, Diluted Earnings Per Common Share	$—	$—	$(0.02)	$0.18
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$300	$269	$807	$857
Special Items, Operating Profit	—	—	—	98
Adjusted Operating Profit	$300	$269	$807	$759
Reconciliation of Net Income to Adjusted Net Income
Net Income - Yum China Holdings, Inc.	$223	$203	$623	$634
Special Items, Net Income – Yum China Holdings, Inc.	—	—	(8)	74
Adjusted Net Income - Yum China Holdings, Inc.	$223	$203	$631	$560
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.59	$0.53	$1.65	$1.64
Special Items, Basic Earnings Per Common Share	—	—	(0.02)	0.19
Adjusted Basic Earnings Per Common Share	$0.59	$0.53	$1.67	$1.45
Diluted Earnings Per Common Share	$0.58	$0.51	$1.60	$1.59
Special Items, Diluted Earnings Per Common Share	—	—	(0.02)	0.18
Adjusted Diluted Earnings Per Common Share	$0.58	$0.51	$1.62	$1.41
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 12)	26.9%	24.2%	25.8%	25.7%
Impact on effective tax rate as a result of Special Items(b)(c)	—%	—%	0.9%	(0.1)%
Adjusted effective tax rate	26.9%	24.2%	24.9%	25.8%

(a)

As a result of the acquisition of Wuxi KFC in the first quarter of 2018, the Company recognized a gain of $98 million from the re-measurement of our previously held 47% equity interest at fair value, which was not allocated to any segment for performance reporting purposes. (See Note 2).

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

Adjusted EBITDA

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter Ended		Year to Date Ended
Reconciliation of Net Income to Adjusted EBITDA	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Net Income — Yum China Holdings, Inc.	$223	$203	$623	$634
Net Income — noncontrolling interests	12	9	26	24
Income tax provision	87	67	226	227
Interest income, net	(10)	(10)	(29)	(28)
Investment gain	(12)	—	(39)	—
Operating Profit	300	269	807	857
Special Items, Operating Profit	—	—	—	(98)
Adjusted Operating Profit	300	269	807	759
Depreciation and amortization	105	108	322	343
Store impairment charges	2	2	27	23
Adjusted EBITDA	$407	$379	$1,156	$1,125

Segment Results

KFC

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2019	9/30/2018	Reported		Ex F/X		9/30/2019	9/30/2018	Reported		Ex F/X
Company sales	$1,546	$1,452	6		10		$4,495	$4,248	6		11
Franchise fees and income	35	34	4		8		104	104	1		7
Revenues from transactions with franchisees and unconsolidated affiliates	16	15	9		12		48	47	3		7
Other revenues	1	—	NM		NM		1	—	NM		NM
Total revenues	$1,598	$1,501	6		10		$4,648	$4,399	6		11

Restaurant profit	$311	$279	12		15		$845	$807	5		10
Restaurant margin %	20.1%	19.2%	0.9	ppts.	0.9	ppts.	18.8%	19.0%	(0.2)	ppts.	(0.2)	ppts.

G&A expenses	$50	$44	(16)		(20)		$148	$135	(10)		(16)
Franchise expenses	$18	$17	(2)		(6)		$53	$53	—		(5)
Expenses for transactions with franchisees and unconsolidated affiliates	$16	$15	(4)		(7)		$48	$47	(2)		(6)
Closures and impairment expenses, net	$—	$—	NM		NM		$7	$6	(7)		(11)
Other income, net	$(16)	$(12)	34		40		$(46)	$(42)	7		13
Operating Profit	$295	$264	12		16		$788	$759	4		10

	Quarter Ended		Year to Date Ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
System Sales Growth	6%	4%	5%	11%
System Sales Growth, excluding F/X	10%	6%	11%	6%
Same-Store Sales Growth	3%	1%	4%	2%

Unit Count	9/30/2019	9/30/2018	% Increase
Company-owned	4,925	4,500	9
Unconsolidated affiliates	863	802	8
Franchisees	536	498	8
	6,324	5,800	9

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	9/30/2018	Store Portfolio Actions	Other	F/X	9/30/2019
Company sales	$1,452	$104	$35	$(45)	$1,546
Cost of sales	(444)	(34)	(13)	14	(477)
Cost of labor	(297)	(21)	(1)	8	(311)
Occupancy and other operating expenses	(432)	(31)	3	13	(447)
Restaurant profit	$279	$18	$24	$(10)	$311

	Year to Date Ended
Income (Expense)	9/30/2018	Store Portfolio Actions	Other	F/X	9/30/2019
Company sales	$4,248	$321	$167	$(241)	$4,495
Cost of sales	(1,281)	(105)	(92)	75	(1,403)
Cost of labor	(879)	(67)	(46)	50	(942)
Occupancy and other operating expenses	(1,281)	(95)	1	70	(1,305)
Restaurant profit	$807	$54	$30	$(46)	$845

The increase in Company sales and Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by same-store sales growth, net unit growth, labor efficiency and utilities savings, partially offset by higher labor costs mainly due to wage inflation of 5% and commodity inflation of 3%.

The year to date increase in Company sales and Restaurant profit, excluding the impact of F/X, was primarily driven by same-store sales growth, net unit growth, lower depreciation expenses and lower advertising expenses, partially offset by commodity inflation of 4%, higher labor costs mainly due to wage inflation of 6% and higher promotion costs.

Franchise Fees and Income

The increase in Franchise fees and income for the quarter, excluding the impact of F/X, was primarily driven by net unit growth and same-store sales growth of unconsolidated affiliates and franchisees.

The year to date increase in Franchise fees and income, excluding the impact of F/X, was primarily driven by same-store sales growth and net unit growth of unconsolidated affiliates and franchisees, partially offset by the impact of the acquisition of Wuxi KFC.

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

Pizza Hut

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2019	9/30/2018	Reported		Ex F/X		9/30/2019	9/30/2018	Reported		Ex F/X
Company sales	$540	$548	(1)		2		$1,588	$1,640	(3)		2
Franchise fees and income	1	1	NM		NM		3	2	68		77
Revenues from transactions with franchisees and unconsolidated affiliates	1	1	NM		NM		3	1	NM		NM
Other revenues	—	—	NM		NM		1	—	NM		NM
Total revenues	$542	$550	(1)		2		$1,595	$1,643	(3)		2

Restaurant profit	$62	$76	(18)		(17)		$197	$193	2		7
Restaurant margin %	11.4%	13.8%	(2.4)	ppts.	(2.4)	ppts.	12.4%	11.8%	0.6	ppts.	0.6	ppts.

G&A expenses	$25	$24	(6)		(10)		$76	$80	5		(1)
Franchise expenses	$1	$1	(73)		(81)		$2	$2	(34)		(42)
Expenses for transactions with franchisees and unconsolidated affiliates	$1	$1	NM		NM		$3	$1	NM		NM
Closures and impairment (income) expenses, net	$(1)	$(1)	77		78		$5	$9	38		35
Other income, net	$—	$—	NM		NM		$—	$(2)	NM		NM
Operating Profit	$38	$53	(29)		(30)		$117	$106	9		14

	Quarter Ended		Year to Date Ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
System Sales (Decline) Growth	—%	(3)%	(2)%	3%
System Sales Growth (Decline), excluding F/X	3%	(2)%	3%	(1)%
Same-Store Sales Growth (Decline)	1%	(5)%	1%	(5)%

Unit Count	9/30/2019	9/30/2018	% Increase
Company-owned	2,165	2,180	(1)
Franchisees	90	35	NM
	2,255	2,215	2

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	9/30/2018	Store Portfolio Actions	Other	F/X	9/30/2019
Company sales	$548	$1	$8	$(17)	$540
Cost of sales	(163)	(1)	(12)	6	(170)
Cost of labor	(130)	(1)	(14)	5	(140)
Occupancy and other operating expenses	(179)	1	4	6	(168)
Restaurant profit	$76	$—	$(14)	$—	$62

	Year to Date Ended
Income (Expense)	9/30/2018	Store Portfolio Actions	Other	F/X	9/30/2019
Company sales	$1,640	$12	$22	$(86)	$1,588
Cost of sales	(486)	(4)	(21)	27	(484)
Cost of labor	(410)	(2)	(31)	23	(420)
Occupancy and other operating expenses	(551)	2	35	27	(487)
Restaurant profit	$193	$8	$5	$(9)	$197

The increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by same-store sales growth and store portfolio actions. The decrease in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by higher promotion costs and higher labor costs mainly attributable to wage inflation of 5%, partially offset by Company sales growth and commodity deflation of 3%.

The year to date increase in Company sales and Restaurant profit, excluding the impact of F/X, was primarily driven by same-store sales growth, store portfolio actions, labor efficiency, commodity deflation of 2% and utilities savings, partially offset by higher promotion costs and higher labor costs mainly attributable to wage inflation of 5%.

G&A Expenses

The quarter and year to date increase in G&A expenses, excluding the impact of F/X, was primarily driven by higher compensation costs due to higher performance-based compensation, merit increases and lower government incentive received, partially offset by lower cost allocation associated with development activities.

Operating Profit

The decrease in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the decrease in restaurant profit and higher G&A expenses.

The year to date increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in restaurant profit and lower closure and store impairment expenses, net.

All Other Segments

All Other Segments reflects the results of East Dawning, Little Sheep, Taco Bell, Daojia, COFFii & JOY and our e-commerce business.

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2019	9/30/2018	Reported		Ex F/X		9/30/2019	9/30/2018	Reported		Ex F/X
Company sales	$11	$8	34		38		$29	$24	21		27
Franchise fees and income	2	1	15		16		6	4	27		33
Revenues from transactions with franchisees and unconsolidated affiliates	8	7	10		11		20	18	11		16
Other revenues	19	14	43		43		49	25	NM		NM
Total revenues	$40	$30	32		34		$104	$71	46		52

Restaurant profit	$(1)	$(1)	NM		NM		$(2)	$(1)	NM		NM
Restaurant margin %	(6.6)%	3.7%	(10.3)	ppts.	(10.3)	ppts.	(7.4)%	(0.5)%	(6.9)	ppts.	(6.9)	ppts.

G&A expenses	$8	$9	6		5		$24	$25	3		(1)
Expenses for transactions with franchisees and unconsolidated affiliates	$5	$5	(4)		(5)		$16	$14	(16)		(21)
Other operating costs and expenses	$17	$13	(38)		(40)		$43	$24	(84)		(91)
Closures and impairment expenses, net	$—	$—	NM		NM		$2	$—	NM		NM
Operating Loss	$(2)	$(6)	29		18		$(12)	$(16)	10		4

	Quarter Ended		Year to Date Ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Same-Store Sales Decline	(10)%	(5)%	(11)%	(6)%

The quarter and year to date increase in Company sales, excluding the impact of F/X, was primarily driven by higher sales generated from our e-commerce business and the launch of the COFFii & JOY concept.

The quarter and year to date increase in Other revenue and Other operating costs and expenses, excluding the impact of F/X, was primarily driven by inter-segment revenue transactions generated from our e-commerce business and Daojia.

Corporate and Unallocated

	Quarter Ended				Year to Date Ended
			% B/(W)				% B/(W)
	9/30/2019	9/30/2018	Reported	Ex F/X	9/30/2019	9/30/2018	Reported	Ex F/X
Revenues from transactions with franchisees and unconsolidated affiliates	$147	$136	7	10	425	395	8	13
Other revenue	1	1	NM	NM	3	2	70	79
Expenses for transactions with franchisees and unconsolidated affiliates	145	135	(7)	(10)	421	392	(7)	(13)
Other operating costs and expenses	1	—	NM	NM	3	1	NM	NM
Corporate G&A expenses	34	42	19	17	92	94	2	(2)
Other unallocated income (losses) (See Note 13)	1	(2)	NM	NM	2	98	(98)	(98)
Interest income, net	10	10	6	9	29	28	4	10
Investment gain	12	—	NM	NM	39	—	NM	NM
Income tax provision (See Note 12)	(87)	(67)	(28)	(31)	(226)	(227)	1	(4)
Effective tax rate (See Note 12)	26.9%	24.2%	(2.7)%	(2.7)%	25.8%	25.7%	(0.1)%	(0.1)%

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

The increase in Revenues from transactions with franchisees and unconsolidated affiliates for the quarter, excluding the impact of F/X, was mainly driven by system sales growth of franchisees and unconsolidated affiliates.

The year to date increase in Revenues from transactions with franchisees and unconsolidated affiliates, excluding the impact of F/X, was mainly driven by system sales growth of franchisees and unconsolidated affiliates and an increase in the selling prices of food and paper products due to commodity inflation, partially offset by the impact from the acquisition of Wuxi KFC.

G&A Expenses

The change in Corporate G&A expenses for the quarter and year to date, excluding the impact of F/X, was mainly driven by higher compensation costs and higher government incentives received.

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

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%, withholding tax on repatriation of earnings outside of China and U.S. corporate income tax, if any. Our effective tax rate was 26.9% and 24.2% for the quarters ended September 30, 2019 and 2018, respectively, and 25.8% and 25.7% for the years to date ended September 30, 2019 and 2018, respectively. The higher effective tax rate for the quarter ended September 30, 2019 was primarily due to additional accrued tax on GILTI. The higher year to date effective tax rate was primarily due to an additional adjustment of $8 million on transition tax pursuant to the Tax Act recorded in the first quarter of 2019 and additional accrued tax on GILTI, offset by non-taxable gain related to the investment in equity securities of Meituan.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Tax Examination on Transfer Pricing

We are subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other taxing authorities with respect to income and non-income based taxes. Since 2016, we have been under a national audit on transfer pricing by the STA in China regarding our related party transactions for the period from 2006 to 2015. The information currently requested by tax authorities focuses on our franchise arrangement with YUM. To address the requests, we have submitted information to the extent it is available to the Company. It is reasonably possible that there could be significant developments, including expert review and assessment by the STA, within the next 12 months. The ultimate assessment will depend upon further review of the information provided and ongoing technical and other discussions with the STA and in-charge local tax authorities, and therefore it is not possible to reasonably estimate the potential impact. We will continue to defend our transfer pricing position. However, if the STA prevails in the assessment of additional tax due based on its ruling, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations and cash flows.

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

As of September 30, 2019, an input VAT credit asset of $232 million and payable of $7 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against VAT payables more than one year from September 30, 2019. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the Company expected to use the credit within one year.

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

Consolidated Cash Flows

Our cash flows for the years to date ended September 30, 2019 and 2018 were as follows:

Net cash provided by operating activities was $1,045 million in 2019 as compared to $1,173 million in 2018. The decrease was primarily driven by timing of payments for inventory.

Net cash used in investing activities was $553 million in 2019 as compared to $527 million in 2018. The increase is mainly due to higher cash outflow related to short-term investment activities in 2019, lapping cash outflow in 2018 related to the acquisition of Wuxi KFC and the investment in Meituan’s ordinary shares, and offset by lower capital expenditure in 2019.

Net cash used in financing activities was $368 million in 2019 as compared to $318 million in 2018.  The increase was primarily driven by an increase in the number of shares repurchased and cash dividends paid to stockholders in 2019.

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

If our cash flows from operations are less than we require, we may need to access the capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future or at all will be impacted by many factors, including, but not limited to:

•	our financial performance;

•	our credit ratings;

•	the liquidity of the overall capital markets; and

•	the state of the Chinese, U.S. and global economies as well as relations between the Chinese and U.S. governments.

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

Dividends and Share Repurchases

Our Board of Directors has authorized an aggregate of $1.4 billion under our share repurchase program. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. For the year to date ended September 30, 2019, the Company repurchased $204 million, or 4.9 million shares, of common stock under the repurchase program. The Company repurchased $167 million, or 4.6 million shares, of common stock under the repurchase program for the year to date ended September 30, 2018.

For the quarters to date ended September 30, 2019 and 2018, we paid cash dividends of approximately $45 million and $38 million, respectively, to our stockholders through quarterly dividend payments of $0.12 and $0.10 per share, respectively.

On October 29, 2019, the Board of Directors declared a cash dividend of $0.12 per share, payable as of the close of business on December 17, 2019 to stockholders of record as of the close of business on November 26, 2019. The total estimated cash dividend payable is approximately $45 million.

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

Borrowing Capacity

As of September 30, 2019, the Company had credit facilities of RMB 2,930 million (approximately $410 million), comprised of onshore credit facilities of RMB1,500 million (approximately $210 million) in aggregate and offshore credit facilities of $200 million in aggregate.

The credit facilities had remaining terms of one year or less as of September 30, 2019. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China or London Interbank Offered Rate (LIBOR) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Some of the onshore credit facilities contain sublimits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of September 30, 2019, we had outstanding bank guarantees of RMB 76 million (approximately $11 million) to secure our lease payment to landlords for certain Company-owned restaurants. The borrowing capacity under the credit facilities was therefore reduced by the same amount, while there were no borrowings outstanding as of September 30, 2019.

Off-Balance Sheet Arrangements

See the Guarantees section of Note 14 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

See Note 2 for details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. In November 2018, the FASB issued ASU 2018-19: Codification Improvements to Topic 326, Financial Instruments-Credit Losses to clarify the implementation guidance. ASU 2016-13 is effective for the Company from January 1, 2020, with early adoption permitted. The adoption of this standard may result in a change of our provision policy primarily for accounts receivable, but we do not expect the adoption of this standard to have a material impact on our financial statements.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended September 30, 2019, the Company’s Operating profit would have decreased by approximately $29 million if the RMB weakened 10% relative to the US$. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The following table provides information as of September 30, 2019 with respect to shares of Yum China common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)
7/1/19-7/31/19	495	$44.45	495	$798
8/1/19-8/31/19	498	$44.09	498	$776
9/1/19-9/30/19	438	$45.69	438	$756
Total	1,431	$44.70	1,431	$756

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

3.1

Amended and Restated Certificate of Incorporation of Yum China Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

3.2	Amended and Restated Bylaws of Yum China Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).
10.1

Post-Termination Agreement, effective October 16, 2019, by and between Yum China Holdings, Inc. and Jacky Lo (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on September 6, 2019).

10.2

Employment Letter, effective September 16, 2019, by and between Yum China Holdings, Inc. and Andy Yeung (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on September 6, 2019).

10.3	Yum China Holdings, Inc. Change in Control Severance Plan(incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on October 2, 2019).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document *

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yum China Holdings, Inc.
(Registrant)

Date:	November 8, 2019	/s/ Xueling Lu
Controller and Principal Accounting Officer