Form 10-K
period 2019-12-31
Yum China Holdings, Inc.
filed 2020-02-27
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2019

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☑	Accelerated filer: ☐
Non-accelerated filer: ☐	Smaller reporting company: ☐
Emerging growth company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No ☑

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $17.4 billion. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. The number of shares of the registrant’s common stock outstanding as of February 21, 2020 was 375,786,390 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2020 annual meeting of stockholders (the “2020 Proxy Statement”), to be filed not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology.  Forward-looking statements are based on our current expectations, estimates, assumptions or projections concerning future results or events, including, without limitation, statements regarding our plans to enhance digital and delivery capabilities, new store development plans, growth and margin expansion opportunities, franchise development, logistics and supply chain management, investment in technology and new business development. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those forward-looking statements.  We cannot assure you that any of our expectations, estimates, assumptions or projections will be achieved.  Factors that could cause actual results and events to differ materially from our expectations, estimates, assumptions or projections include (i) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K.  You should not place undue reliance on forward-looking statements, which speak only as of the date hereof.  We disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law.

2019 Form 10-K

PART I

Item 1.	Business.

References to “Yum China” mean Yum China Holdings, Inc. and references to the “Company,” “we,” “us,” and “our” mean Yum China and its subsidiaries.

“U.S. dollars”, “$” or “US$” refers to the legal currency of the United States, and “RMB” or “Renminbi” refers to the legal currency of the People’s Republic of China (the “PRC” or “China”).

The KFC, Pizza Hut, Little Sheep, COFFii & JOY, East Dawning and Taco Bell brands are collectively referred to as the “brands” or “concepts”. Throughout this Form 10-K, the terms “brands” and “concepts” are used interchangeably and “restaurants,” “stores” and “units” are used interchangeably.

General

We are the largest restaurant company in China in terms of system sales, with $8.8 billion of revenues and 9,200 restaurants as of year-end 2019. Our growing restaurant base consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Little Sheep, COFFii & JOY, East Dawning and Taco Bell. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China (excluding Hong Kong, Taiwan and Macau), and own the intellectual property of the Little Sheep, COFFii & JOY and East Dawning concepts outright. We were the first major global restaurant brand to enter China in 1987 and, with over 30 years of operations, we have developed deep operating experience in the China market. Opening restaurants at an average of more than two new locations per day over the past five years, we have since grown to become one of China’s largest restaurant developers with locations in over 1,300 cities as of December 31, 2019. We believe that there is significant opportunity to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

As of December 31, 2019, we owned and operated approximately 90% of our restaurants. Franchisees contribute to our revenues on an ongoing basis through the payment of royalties based on a percentage of sales.

Restaurant Concepts

The following is a brief description of each concept:

KFC

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. Founded in Corbin, Kentucky by Colonel Harland D. Sanders in 1939, KFC opened its first restaurant in Beijing, China in 1987. As of December 31, 2019, there were over 6,500 KFC restaurants in over 1,300 cities across China, and KFC continues to grow in both large and small cities. In addition to Original Recipe chicken, KFC in China has an extensive menu featuring pork, seafood, rice dishes, fresh vegetables, soups, congee, desserts and many other products, including premium coffee. The KFC brand is also seeking to increase revenues from its restaurants throughout the day with breakfast, delivery and 24-hour operations in many of its locations. KFC primarily competes with Western QSR brands in China, such as McDonald’s, Dicos and Burger King, among which we believe KFC has an approximate two-to-one lead over its nearest competitor in terms of store count as of the end of 2019.

2019 Form 10-K

Pizza Hut

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants, operating in over 500 cities as of December 31, 2019 and offering multiple dayparts, including breakfast, lunch and afternoon tea. Since opening its first China location in Beijing in 1990, Pizza Hut has grown rapidly and, as of year-end 2019, there were over 2,200 Pizza Hut restaurants across China. Pizza Hut has an extensive menu offering a broad variety of pizzas, entrees, pasta, rice dishes, appetizers, beverages and desserts. Measured by number of restaurants, we believe Pizza Hut has an approximate five-to-one lead over its nearest CDR competitor in China as of the end of 2019.

Other Concepts

Little Sheep. Little Sheep is a casual dining brand with roots in Inner Mongolia, China, that specializes in “Hot Pot” cooking, which is very popular in China, particularly during the winter months. Little Sheep had 310 units in both China and international markets as of December 31, 2019. Of these, approximately 290 units were franchised.

COFFii & JOY. COFFii & JOY is a coffee concept developed by the Company in 2018, featuring specialty coffee. As of December 31, 2019, there were 53 COFFii & JOY units in China.

East Dawning. East Dawning is a Chinese food QSR brand located predominantly in bustling transportation hubs. There were 15 East Dawning units as of December 31, 2019.

Taco Bell. Taco Bell is the world’s leading QSR brand specializing in Mexican-style food, including tacos, burritos, quesadillas, salads, nachos and similar items. The Company opened its first Taco Bell restaurant in Shanghai, China, in December 2016. As of December 31, 2019, there were seven Taco Bell units in China.

Our Strategies

The Company’s primary strategy is to grow sales and profits across its portfolio of brands through organic growth, growth of franchise units and development of new restaurant concepts. Other areas of investment include store remodels, product innovation and quality, improved operating platforms leading to improved service, store-level human resources including recruiting and training, creative marketing programs and product testing.

New-Unit Growth

Development pipeline. We expanded our restaurant count from 6,715 units as of year-end 2014 to 9,200 units as of year-end 2019, representing a compounded annual growth rate (“CAGR”) of 6%. The Company opened 1,006 new stores in 2019, mainly driven by development of the KFC brand. Our new KFC and Pizza Hut units have an average pre-tax cash payback of approximately two years and three to four years, respectively, before considering G&A expenses. We are confident in the long-term market opportunities in China and we believe we have the potential to grow to 20,000 restaurants or more in the future. Our expansion strategy has been systematically focused on high potential locations across city tiers, including entering new cities and trade areas. We are also keen on exploring various new store formats to support further store expansion, including different store designs or service models aimed at addressing the needs of different customers and occasions. We believe that our first-mover advantage and in-depth local knowhow will help us to build robust development pipelines to seize the market opportunities. For additional information on the risks associated with this growth strategy, see the section entitled “Item 1A. Risk Factors,” including the risk factor entitled “We may not attain our target development goals; aggressive development could cannibalize existing sales; and new restaurants may not be profitable.”

2019 Form 10-K

Franchise opportunity. As of December 31, 2019, approximately 10% of our restaurants were operated by franchisees. We anticipate high franchisee demand for our brands, supported by strong unit economics, operational consistency and simplicity, and multiple store formats to drive restaurant growth. While the franchise market in China is still in its early stages compared to developed markets, the Company plans to continue to develop its franchisee-owned store portfolio over time.

Same-Store Sales Growth

Food innovation. We are keenly aware of the strength of our core menu items, but we also seek to continue to introduce innovative items to meet evolving consumer preferences and local tastes, while simultaneously maintaining brand relevance and broadening brand appeal. Each of our concepts has proprietary menu items, and emphasizes the preparation of food with high quality ingredients, as well as unique recipes and special seasonings to provide appealing, tasty and convenient food choices at competitive prices.

In 2019, KFC launched an “Unlimited” premium burger line, including a Chicken and Shrimp Burger and an Australian Beef Burger. As part of KFC’s “Limited Time Offerings,” we also launched Shrimp Burger, Double Flavor Spicy Chicken, Portobello Mushroom Burger and Double Down Burger. Additionally, KFC added a Wing Tip Bucket, Duck Wraps and an upgraded Stuffed Croissant and Beef Congee to its breakfast line, and also launched a variety of tea drinks (such as Yogurt topped oolong tea). For Pizza Hut, we also launched new products, such as Lava Musang-king Durian Pizza, Double Thin & Crispy Pizza, Dragon Fruit Drinks, Snow Pizza, and Brewed Wine Desserts. Leveraging our local know-how and the wealth of consumer taste preference data we have accumulated through our many years of operations, we have become a pioneer in food innovation, pushing the boundaries of Western QSR and CDR dining in China.

Value innovation. KFC plans to continue focusing on value with product offerings such as the bucket and increased combo meal options throughout the day. In 2019, KFC continued its “Crazy Thursday” campaign, which offers core products at attractive prices on Thursdays to all customers. In addition, Pizza Hut continued its multiple value campaigns, such as “Two dishes for 99 RMB” (mainly pizza and steak menu items) and “Scream Wednesday” for loyalty program members. “Scream Wednesday” also offers core products at attractive prices, including pizzas, steak and dessert options, and has received positive consumer feedback. Pizza Hut also introduced various innovative products, especially in the pizza category, and piloted drinks and appetizers for “Scream Wednesday.”

Daypart opportunities. We believe there are significant daypart opportunities across our brands. For example, KFC expanded its K-coffee offerings in the breakfast and afternoon dayparts, while Pizza Hut continued its focus on breakfast and business lunch to further grow same-store sales.

Digitalization. Our vision is to become “the world’s most innovative pioneer in the restaurant industry”. We believe we are a first-mover among China’s restaurant brands in utilizing and investing in digital technologies to modernize our business operations and accelerate our growth, which is critical to empower and maintain our competitive advantage in China. In recent years, we have invested, and plan to step up investments, in digitalization, embarking on end-to-end digitalization of our business operations.

•

Ordering. KFC rolled out mobile pre-ordering service on a nationwide basis in December 2016, which allows guests to order online and pick up in store. Pizza Hut launched table-side mobile ordering in 2018, which enables guests to order by scanning a QR code with their mobile phone. Now mobile ordering is a standard feature of our super APPs including the KFC Super APP and the Pizza Hut Super APP. Guests can also order through our proprietary mini programs embedded in WeChat. In addition, in certain commercial districts, in-store kiosks provide guests with convenient and fast digital ordering options. Digital orders accounted for 61% of Company sales in the fourth quarter of 2019.

2019 Form 10-K

•

Payment. We accept payments through third-party mobile payment processors, such as WeChat Pay, Alipay and Union Pay. We also developed and launched YUMC Pay in the first quarter of 2019, in partnership with Union Pay, which offers a convenient payment option for users within a single APP. In addition, through collaboration with Alipay, we have introduced “Smile to Pay” in around 1,000 KFC restaurants across China as of December 31, 2019, which uses facial recognition technology to enable our guests to make payments for their orders at digital kiosks without having to reach for their wallets. Approximately 91% of payments were made through digital form in 2019, which primarily includes mobile applications and aggregators’ platforms.

•

Artificial intelligence. KFC introduced artificial intelligence (“AI”) technologies to personalize menus for diners in January 2019. Such technology analyzes guests’ ordering patterns and local tastes to enable KFC’s APP to recommend personalized menu items which guests are most likely to be interested in. The APP then offers additional personalized and discounted trade-up options. In addition, we also have adopted AI technology to analyze and forecast transaction volume so that we can improve labor scheduling and inventory management.

Guest loyalty and interaction. KFC and Pizza Hut each operates a loyalty program that allows registered members to earn points for each qualifying purchase, which may be redeemed for future purchases of KFC or Pizza Hut branded products or other products for free or at a discounted price. Starting from May 2018, KFC and Pizza Hut’s K-Gold programs have been merged into one single program, “V-Gold program”, which was further upgraded in-house to include the loyalty programs for Taco Bell and Little Sheep. We believe that one single loyalty program for multiple brands can create cross-selling opportunities. In order to further enhance our guest loyalty, in July 2018, KFC launched a privilege membership subscription program which offers privilege members benefits, such as free delivery and discounts on coffee or breakfast items, over the membership period. Results indicate that the program has been effective in increasing repeat order frequency and guest loyalty. Pizza Hut also launched a family privilege membership program in the fourth quarter of 2018. Because of broad appeal and strong brand awareness, our loyalty program membership increased rapidly. As of December 31, 2019, our loyalty programs had over 215 million members and over 70 million members for KFC and Pizza Hut, respectively. Such a large number of loyalty program members in turn provides a substantial amount of valuable customer behavioral data, forming the basis of accurate artificial intelligence analysis.

We believe that creative and engaging interactions with our guests can help us enhance the guest experience and guest loyalty, which will ultimately lead to increased sales. In early 2016, the KFC Super APP, KFC’s proprietary self-developed smartphone application, was implemented nationwide. Pizza Hut launched the Pizza Hut Super APP, its proprietary smartphone application, in 2017. As of December 31, 2019, KFC Super APP and Pizza Hut Super APP have enjoyed an aggregate of 86 million downloads. In December 2018, we developed and launched the KFC “Pocket Store” in the KFC Super APP. This mobile game invites customers to personalize and cultivate their own virtual KFC stores. Gamified features such as the ability to unlock new products and design the customers’ storefront further augment guest experience, enhance guest interaction and ultimately lead to increased sales for us.

Delivery. China is a world leader in the emerging O2O market. This is where digital online ordering technologies interact with traditional brick and mortar retail to enhance the shopping experience. We see considerable growth potential in the in-home consumption market by aligning our proven restaurant operation capabilities with emerging specialized O2O firms, or aggregators, as well as with our own APPs, which offer consumers the ability to order restaurant food at home. These aggregators include our restaurants in their mobile or online platforms and we generate revenue when orders placed through their platforms are delivered to the customers. We pay a commission typically based on a percentage of sales that are processed through the platform. Pizza Hut and KFC started partnering with aggregators in 2015, and today most restaurants in the KFC, Pizza Hut, Taco Bell and COFFii & JOY concepts offer delivery service.

2019 Form 10-K

In addition to ordering through aggregators’ platforms, customers may also place delivery orders through the KFC and Pizza Hut Super APPs. The ability to generate orders from our own channels allows us to be well-positioned in commercial collaborations with aggregators, and manage costs and commissions in a more competitive manner. We have also made investments in delivery outside our concepts, including via the acquisition of a controlling interest in the holding company of DAOJIA.com.cn (“Daojia”), an established online food delivery service provider.

In the past, we either used our own dedicated riders to deliver orders placed through aggregators’ platforms or paid an additional commission for the delivery services provided by aggregators. Starting in 2019, we used our own dedicated riders to deliver orders placed through aggregators’ platforms to customers of KFC and Pizza Hut stores, which we believe will give us greater control over delivery quality and improve our ability to make timely deliveries during peak hours.

In 2019, approximately 19% of KFC Company sales and 26% of Pizza Hut Company sales were generated from delivery. We believe delivery continues to be a business opportunity with potential for further growth. Going forward, we will continue to improve our delivery efficiency by adopting artificial intelligence-enabled technology. Such technology will analyze big data of rider activities and deliver route information to optimize business cycles and improve scheduling efficiency of riders and other labors.

Best in-store experience. We have developed a variety of restaurant formats for KFC and Pizza Hut to meet different needs. We are also strategically adapting our restaurant formats based on our expansion strategy for our restaurant network and delivery business. For example, we are opening more small-format restaurant units which will provide us the flexibility to further penetrate our markets. We are also reshaping certain restaurants by providing fewer seats and focusing more on delivery orders.

The Company continuously looks for ways to improve the customer experience. We have accelerated restaurant upgrades and remodeling to implement the latest technology, equipment and infrastructure and improve the dining experience. For example, with continued investment in refurbishing our restaurants, over 80% of KFC’s store portfolio as of December 31, 2019 was remodeled or built in the past five years. Pizza Hut is also well-regarded for offering consumers a contemporary casual dining setting. In 2019, more than 20% of Pizza Hut units were remodeled. Our brands also look to improve efficiency to drive sales growth. For example, we have simplified menus and fine-tuned our digital menu boards and in-store self-service order devices.

Enhanced Profitability

We focus on improving our unit-level economics and overall profits while also making the necessary investments to support our future growth. For example, we use AI-based technology to implement store-based hourly sales forecasting, which supports labor scheduling and inventory management. Moreover, restaurant managers can use a “pocket manager”, and in some pilot stores, “smart watches” and “smart glasses”, to closely monitor the performance of the restaurants, which improves management efficiency. We also develop innovative new food offerings to enhance our profitability. One example of our creativity is the new Wing Tip bucket – in 2019, we used alternative chicken parts to develop a tasty new product that also represents good value. We plan to pursue additional opportunities to improve profits over the long term by continuing our focus on fiscal discipline and leveraging fixed costs, while maintaining the quality customer experience for which our brands are known.

2019 Form 10-K

Franchise and New Business Development

Franchise development. The Company’s franchise programs are designed to promote consistency and quality, and the Company is selective in granting franchisees. Franchisees supply capital – initially by paying a franchise fee to the Company and by purchasing or leasing the land use right, building, equipment, signs, seating, inventories and supplies; and, over the longer term, by reinvesting in the business through expansion. As of December 31, 2019, franchisees owned and operated about 10% of our restaurants. Franchisees contribute to the Company’s revenues through the payment of upfront franchise fees and ongoing royalties based on a percentage of sales and the payment for other transactions with the Company, such as purchases of food and paper products, advertising services and other services.

The Company believes that it is important to maintain strong and open relationships with its franchisees and their representatives. To this end, the Company invests a significant amount of time working with the franchisees and their representative organizations on key aspects of the business, including products, equipment, operational improvements and standards and management techniques.

As vehicle ownership continues to grow in China, the Company believes that gas stations and highway service areas can provide the Company with an opportunity to expand our operations and consumer base. In 2019, the Company entered into strategic agreements with China Petrochemical Corporation (“Sinopec”) and with China National Petroleum Corporation ("CNPC") to collaborate on the development of franchise restaurants at gas stations operated by Sinopec and CNPC across China. Sinopec and CNPC collectively operate over 50,000 gas stations in China. As of December 31, 2019, there were five franchise restaurants in gas stations operated by Sinopec or CNPC in China.

New business development. Our growth strategy includes increasing our presence in the Chinese cuisine and coffee segments. For example, we acquired the well-known Chinese restaurant concept Little Sheep. In recent years, we have also been actively developing our new restaurant concepts, East Dawning and COFFii & JOY. In August 2019, the Company entered into a definitive agreement to acquire a controlling interest in the Huang Ji Huang group, a leading Chinese-style casual dining franchise business. The transaction is expected to close in the first half of 2020, subject to the satisfaction of closing conditions. Founded in 2004 and headquartered in Beijing, Huang Ji Huang has over 640 restaurants in China and internationally as of December 31, 2019. The group operates primarily under a franchise model and its brand portfolio consists of "Huang Ji Huang," an industry-leading simmer pot brand, as well as "San Fen Bao," a newly launched Chinese fast food concept in China. With the planned addition of Huang Ji Huang, the Company aims to gain a stronger foothold and enhanced know-how in the Chinese dining space, which represents a significant share of the dining market in China. In addition, with the Company’s scale and system capabilities, and Huang Ji Huang's track record of product R&D and brand management, the acquisition is expected to create synergies for both companies’ restaurant concepts.

Unconsolidated Affiliates

As of year-end 2019, approximately 10% of our system wide restaurants were operated by unconsolidated affiliates. All of these restaurants were KFC restaurants, or approximately 14% of total KFC restaurants as of year-end 2019. These unconsolidated affiliates are Chinese joint venture entities partially owned by the Company, which helped KFC establish its initial presence in certain regions of China.

2019 Form 10-K

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

Supply and Distribution

The Company’s restaurants, including those operated by franchisees, are large purchasers of a number of food and paper products, equipment and other restaurant supplies. The principal items purchased include chicken, cheese, beef and pork products and paper and packaging materials. The Company has not experienced any significant, continuous shortages of supplies, and alternative sources for most of these products are generally available. Prices paid for supplies fluctuate. When prices increase, the brands may attempt to pass on such increases to their customers, although there is no assurance that this can be done practically.

The Company partners with over 800 independent suppliers, which are mostly China-based. We believe supply chain management is crucial to the sustainability of our business and we are dedicated to applying digitalization and automation technologies in our supply chain management system. Our in-house and integrated supply chain management system employs close to 1,600 staff in food safety, quality assurance, procurement management, logistics, engineering and supply chain system.

In addition, we operate a tailor-made world-class logistics management system which is capable of accommodating large scale, wide coverage and advanced information dissemination as well as fast store expansions. The Company, along with multiple independently owned and operated distributors, utilizes 24 logistics centers and five consolidation centers to distribute supplies to Company-owned and franchised stores, as well as to third-party customers. The Company’s supply chain strategy of working with multiple suppliers as well as building a vast logistics network, allows for continuous supply of products in the event that supply from an individual supplier or logistics center becomes unfeasible. The Company also owns a seasoning facility in Inner Mongolia, which supplies products to the Little Sheep business, as well as to third-party customers.

To improve efficiency and effectiveness of the procurement process, the Company has adopted a central procurement model, whereby the Company centrally purchases the vast majority of food and paper products from approved suppliers for most of the restaurants regardless of ownership. The Company believes this central procurement model allows the Company to maintain quality control and achieves better prices and terms through volume purchases. Under the central procurement model, the materials purchased from various suppliers are generally sold on a cost-plus basis.

2019 Form 10-K

Food safety is the top priority at the Company. Food safety systems include rigorous standards and training of employees in our restaurants and distribution system, as well as requirements for suppliers. These standards and training topics include, but are not limited to, employee health, product handling, ingredient and product temperature management and prevention of cross contamination. Food safety training is focused on illness prevention, food safety and regulation adherence in day-to-day operations. Our standards also promote compliance with applicable laws and regulations in China when building new or renovating existing restaurants. For further information on food safety issues, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Food safety and food-borne illness concerns may have an adverse effect on our reputation and business”.

Trademarks and Patents

The Company’s use of certain material trademarks and service marks is governed by a master license agreement between Yum! Restaurants Asia Pte. Ltd. (“YRAPL”), a wholly-owned indirect subsidiary of Yum China’s former parent company, Yum! Brands, Inc. (“YUM”), and Yum Restaurants Consulting (Shanghai) Company Limited, a wholly-owned indirect subsidiary of Yum China (“YCCL”). Pursuant to the master license agreement, the Company is the exclusive licensee of the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the PRC, excluding Hong Kong, Taiwan and Macau. The term of the license is 50 years with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew. In exchange, we pay a license fee to YUM equal to 3% of net system sales of the licensed brands. We have also agreed generally not to compete with YUM.

The Company’s use of certain other material intellectual property (including intellectual property in product recipes, restaurant operation and restaurant design) is likewise governed by the master license agreement with YRAPL.

The Company owns registered trademarks and service marks relating to the Little Sheep, COFFii & JOY and East Dawning brands and pays no license fee related to these concepts. Collectively, these licensed and owned marks have significant value and are important to the Company’s business. The Company’s policy is to pursue registration of our important intellectual property rights whenever feasible and to oppose vigorously any infringement of our rights.

Working Capital

Information about the Company’s working capital is included in MD&A in Part II, Item 7. and the Consolidated Statements of Cash Flows in Part II, Item 8.

Seasonality

Due to the nature of our operations, the Company typically generates higher sales during Chinese festivities, holiday seasons as well as summer months, but relatively lower sales and lower operating profit during the second and fourth quarters.

2019 Form 10-K

Competition

Data from the National Bureau of Statistics of China indicates that sales in the consumer food service market in China totaled approximately $658 billion in 2019. Industry conditions vary by region, with local Chinese restaurants and Western chains present, but the Company possesses the largest market share (as measured by system sales). While branded QSR units per million population in China are well below that of the United States, competition in China is increasing and the Company still competes with respect to food taste, quality, value, service, convenience, restaurant location and concept. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and disposable income. The Company competes not only for consumers but also for management and hourly personnel and suitable real estate sites. KFC’s competitors in China are primarily Western QSR brands such as McDonald’s, Dicos and Burger King, and to a lesser extent, domestic QSR brands in China. Pizza Hut primarily competes with Western CDR brands, including Domino’s and Papa John’s, as well as other domestic CDR brands in China.

Research and Development

In January 2019, we opened a world-class 27,000 square-foot innovation center in downtown Shanghai. The innovation center is an integrated research and development facility that has been designed to generate new menu ideas and concepts with new ingredients and cooking methods to enable the rapid roll-out of innovative products catering to customers’ local tastes. Its state of the art facilities include a test kitchen, a sensory test area, a coffee training studio, as well as a suite of labs covering restaurant equipment and technology innovation, packaging innovation, new store model prototyping, quality assurance, and content production. From time to time, the Company also works with independent suppliers to conduct research and development activities for the benefit of the Company.

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

2019 Form 10-K

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

Yum China and each subsidiary of Yum China that is organized outside of China intends to conduct its management functions in a manner that does not cause it to be a China resident enterprise, including by carrying on its day-to-day management activities and maintaining its key records, such as resolutions of its board of directors and resolutions of stockholders, outside of China. As such, we do not believe that Yum China or any of its non-Chinese subsidiaries should be considered a China resident enterprise for purposes of the EIT Law, and should not be subject to Chinese enterprise income tax on that basis. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—Under the EIT Law, if we are classified as a China resident enterprise for Chinese enterprise income tax purposes, such classification would likely result in unfavorable tax consequences to us and our non-Chinese stockholders.”

Value-Added Tax / Business Tax and Local Surcharges. Effective on May 1, 2016, a 6% value-added tax (“VAT”) on output replaced the 5% business tax (“BT”) that has historically been applied to certain restaurant sales under the China Provisional Regulations on Business Tax. Pursuant to Circular Caishui [2016] No. 36 jointly issued by the Ministry of Finance and the Chinese State Taxation Administration (“STA”), beginning May 1, 2016, any entity engaged in the provision of catering services in China is generally required to pay VAT at the rate of 6% on revenues generated from the provision of such services, less any creditable VAT already paid or borne by such entity upon purchase of materials and services. The latest VAT rates imposed on our purchase of materials and services included 13%, 9% and 6%, which were gradually changed from 17%, 13%, 11% and 6% since 2017. These rate changes impact our input VAT on all materials and certain services, primarily construction, transportation and leasing. However, the impact on our operating results is not expected to be significant. Local surcharges generally ranging from 7% to 13%, varying with the location of the relevant China subsidiary, are imposed on the amount of VAT payable.

2019 Form 10-K

Repatriation of Dividends from Our China Subsidiaries. Dividends (if any) paid by our China subsidiaries to their direct offshore parent company are subject to Chinese withholding income tax at the rate of 10%, provided that such dividends are not effectively connected with any establishment or place of the offshore parent company in China. The 10% withholding income tax rate may be reduced or exempted pursuant to the provisions of any applicable tax treaties or tax arrangements. Hong Kong has a tax arrangement with mainland China that provides for a 5% withholding tax on dividends upon meeting certain conditions and requirements, including, among others, that the Hong Kong resident enterprise directly owns at least 25% equity interests of the Chinese enterprise and is a “beneficial owner” of the dividends. We believe that our Hong Kong subsidiary, which is the equity holder of our Chinese subsidiaries, met the relevant requirements pursuant to the tax arrangement between mainland China and Hong Kong in 2018 and is expected to meet the requirements in subsequent years, thus, it is more likely than not that our dividends declared or earnings expected to be repatriated since 2018 are subject to the reduced withholding tax of 5%. However, if our Hong Kong subsidiary is not considered to be the “beneficial owner” of the dividends by the Chinese local tax authority, the withholding tax rate on dividends paid to it by our Chinese subsidiaries would be subject to a withholding tax rate of 10% with retrospective effect, which would increase our tax liability and reduce the amount of cash available to the Company. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—We rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiaries in China to fund offshore cash requirements.”

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

Gains on Indirect Disposal of Equity Interests in Our China Subsidiaries. In February 2015, the STA issued the STA’s Bulletin on Several Issues of Enterprise Income Tax on Income Arising from Indirect Transfers of Property by Non-resident Enterprises (“Bulletin 7”). Pursuant to Bulletin 7, an “indirect transfer” of Chinese taxable assets, including equity interests in a China resident enterprise (“Chinese interests”), by a non-resident enterprise, may be recharacterized and treated as a direct transfer of Chinese taxable assets, if such arrangement does not have reasonable commercial purpose and the transferor avoids payment of Chinese enterprise income tax. Where a non-resident enterprise conducts an “indirect transfer” of Chinese interests by disposing of equity interests in an offshore holding company, the transferor, transferee and/or the China resident enterprise being indirectly transferred may report such indirect transfer to the relevant Chinese tax authority, which may in turn report upward to the STA. Using general anti-tax avoidance provisions, the STA may treat such indirect transfer as a direct transfer of Chinese interests if the transfer avoids Chinese tax by way of an arrangement without reasonable commercial purpose. As a result, gains derived from such indirect transfer may be subject to Chinese enterprise income tax, and the transferee or other person who is obligated to pay for the transfer would be obligated to withhold the applicable taxes, currently at a rate of up to 10% of the capital gain in the case of an indirect transfer of equity interests in a China resident enterprise. Both the transferor and the party obligated to withhold the applicable taxes may be subject to penalties under Chinese tax laws if the transferor fails to pay the taxes and the party obligated to withhold the applicable taxes fails to withhold the taxes.

2019 Form 10-K

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

It is unclear whether Company stockholders that acquired Yum China stock through the distribution (discussed under “—Our History” below) will be treated as acquiring Yum China stock in an open market purchase. If such acquisition of Yum China stock is not treated as acquired in an open market purchase, the listed transaction exception will not be available for transfers of such stock. We expect that transfers in open market transactions of our stock by corporate or other non-individual stockholders that have purchased our stock in open market transactions will not be taxable under the China indirect transfer rules due to the listed enterprise exception. Transfers, whether in the open market or otherwise, of our stock by corporate and other non-individual stockholders that acquired our stock in the distribution or in non-open market transactions may be taxable under the China indirect transfer rules and our China subsidiaries may have filing obligations in respect of such transfers upon the request of relevant Chinese tax authorities. Transfers of our stock in non-open market transactions by corporate and other non-individual stockholders may be taxable under the China indirect transfer rules, whether or not such stock was acquired in open market transactions, and our China subsidiaries may have filing obligations in respect of such transfers upon the request of relevant China tax authorities. Corporate and other non-individual stockholders may be exempt from taxation under the Chinese indirect transfer rules with respect to transfers of our stock if they are tax resident in a country or region that has a tax treaty or arrangement with China that provides for a capital gains tax exemption and they qualify for that exemption.

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

In December 2017, the U.S. Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not exceeding one year from the enactment date. The Tax Act requires complex computations with significant estimates to be performed, significant judgments to be made in interpretation of the provisions, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the U.S. Internal Revenue Service (the “IRS”), SEC and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our current interpretation. We completed our analysis of the Tax Act in the fourth quarter of 2018 according to guidance released by the U.S. Treasury Department and the IRS as of December 2018 and made an adjustment to the provisional amount of the transition tax accordingly.

2019 Form 10-K

The U.S. Treasury Department and the IRS released the final transition tax regulations in the first quarter of 2019. We completed the evaluation of the impact on our transition tax computation based on the final regulations released in the first quarter of 2019 and recorded additional income tax expense for the transition tax accordingly.

See “Item 1A. Risk Factors” for a discussion of risks relating to federal, state, local and international regulation relating to taxation of our business.

Employees

As of year-end 2019, the Company employed approximately 450,000 persons, approximately 91% of whom were restaurant team members who were employed on a full- or part-time basis with their pay calculated based on their service hours. The Company believes that it provides working conditions and compensation that compare favorably with those of our principal competitors. The majority of our employees are paid on an hourly basis. The Company considers our employee relations to be good.

Our History

Yum China was incorporated in Delaware on April 1, 2016. The Company separated from YUM on October 31, 2016 (the “separation”), becoming an independent, publicly traded company as a result of a pro rata distribution (the “distribution”) of all outstanding shares of Yum China common stock to shareholders of YUM. On October 31, 2016, YUM’s shareholders of record as of 5:00 p.m. Eastern Time on October 19, 2016 received one share of Yum China common stock for every one share of YUM common stock held as of the record date. Common stock of Yum China began trading “regular way” under the ticker symbol “YUMC” on the New York Stock Exchange on November 1, 2016.

Available Information

The Company makes available through the Investor Relations section of its internet website at ir.yumchina.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the SEC. These reports may also be obtained by visiting the SEC’s website at http://www.sec.gov.

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

2019 Form 10-K

Information about our Executive Officers

The executive officers of the Company as of February 21, 2020, and their ages and current positions as of that date, are as follows:

Name	Age	Title
Joey Wat	48	Chief Executive Officer
Andy Yeung	47	Chief Financial Officer
Johnson Huang	57	General Manager, KFC
Jeff Kuai	39	General Manager, Pizza Hut
Danny Tan	50	Chief Supply Chain Officer
Leila Zhang	51	Chief Technology Officer
Joseph Chan	51	Chief Legal Officer
Aiken Yuen	60	Chief People Officer
Alice Wang	50	Chief Public Affairs Officer
Xueling Lu	46	Controller and Principal Accounting Officer

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

Andy Yeung has served as the Chief Financial Officer of Yum China since October 2019. Prior to joining Yum China, Mr. Yeung served as the Chief Financial Officer of Smart Finance International Limited, a financial technology company, from April 2017. Between January 2014 and March 2017, he served as the Chief Financial Officer of Cheetah Mobile Inc., a NYSE-listed mobile internet company, where he led their successful IPO and built the finance, internal control and investor relations functions. From 2009 to 2013, Mr. Yeung worked at Oppenheimer & Co. Inc. as Director, Executive Director and then Managing Director, responsible for research coverage of China's internet and media sectors. From 1995 to 2009, he worked at various companies in the U.S. in equity research, management consulting and credit risk management. Mr. Yeung has been a Chartered Financial Analyst charter holder since 2001.

Johnson Huang has served as General Manager, KFC since February 2017. He served as the Chief Information and Marketing Support Officer of the Company from October 2016 to February 2017, a position he held at Yum! Restaurants China from December 2014 to October 2016. Mr. Huang joined YUM in 2006 to lead the information technology department in China. He held various leadership positions in Yum! Restaurants China, including Chief Information and Marketing Support Officer from September 2014 to February 2017, Chief Information Officer from January 2013 to September 2014, Vice President of Information Technology from September 2008 to January 2013, and Senior Director of Information Technology from October 2006 to August 2008. Mr. Huang has been the key architect of Yum! Restaurants China’s digital strategy and information technology roadmap in China. Prior to joining YUM, Mr. Huang held various information technology and business leadership positions with Cap Gemini Ernst & Young Group in Taiwan and the greater China region and Evergreen Group in Taiwan and the U.K.

2019 Form 10-K

Jeff Kuai has served as the General Manager, Pizza Hut since November 2017. Mr. Kuai previously served as the General Manager, Pizza Hut Home Service of the Company from March 2017 to October 2017 and as the Brand General Manager, Pizza Hut Home Service from October 2016 to March 2017, a position he held at Yum! Restaurants China from January 2015 to October 2016. From March 2012 to December 2014, Mr. Kuai was Director of Delivery Support Center of Yum! Restaurants China, where he was instrumental in building online ordering and e-commerce capabilities. Before that position, Mr. Kuai spent nine years in the information technology department of Yum! Restaurants China enhancing information technology infrastructure and productivity.

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

Leila Zhang has served as the Chief Technology Officer of Yum China since March 2018. Ms. Zhang served as Vice President, Information Technology from October 2016 to March 2018, a position she held at Yum! Restaurants China from 2014 to October 2016. Ms. Zhang joined Yum! Restaurants China in 1996, held various positions in the information technology department, and began leading the department in February 2017. Prior to joining YUM, Ms. Zhang was an engineer with Inventec Electronics (Shanghai) from 1992 to 1996.

Joseph Chan has served as the Chief Legal Officer of Yum China since June 2019. Prior to joining Yum China, Mr. Chan was a partner with the U.S. based international law firm of Sidley Austin in Shanghai for almost a decade, where he managed and executed large complex multi-jurisdictional legal matters with a focus on mergers and acquisitions and corporate finance transactions across a variety of industries. In addition, Mr. Chan spent over a decade with the U.S. based international law firm of Pillsbury Winthrop Shaw Pittman in San Francisco and Shanghai, initially as an associate and then a partner. He established the Shanghai office for Pillsbury in 2006, including serving as its inaugural managing partner. Mr. Chan is admitted to the bar in California and Pennsylvania in the U.S. and British Columbia in Canada. For many consecutive years he was ranked and recommended by Chambers Asia, IFLR and Legal 500 as a leading lawyer in Asia.

Aiken Yuen has served as the Chief People Officer of Yum China since March 2018. Mr. Yuen served as Vice President, Human Resources of Yum China from October 2016 to February 2018, a position he held at Yum! Restaurants China from March 2012 to October 2016. Mr. Yuen joined YUM in 2008 as the Talent Management and Development Director of Yum! Restaurants China. Prior to joining YUM, Mr. Yuen served in senior HR management positions at American International Group (“AIG”) in Hong Kong from 1998 to 2008. His last position at AIG was Vice President, Human Resources of AIA, AIG’s life insurance business unit for South East Asia. He was responsible for overall human resources strategy formulation and execution for AIA’s Head Office in Hong Kong and its operations in six Asian countries. Before that, he was the Senior Manager of Training and Development with Standard Chartered Bank from 1996 to 1998 and Manager of Management Training with HSBC from 1994 to 1996.

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

2019 Form 10-K

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

Food-borne illnesses, such as E. coli, hepatitis A and salmonella, have occurred and may re-occur within our system from time to time. In addition, food safety issues such as food tampering, contamination and adulteration occur or may occur within our system from time to time. Any report or publicity linking us, our competitors, our restaurants, including restaurants operated by us or our franchisees, to instances of food-borne illness or food safety issues could adversely affect our restaurants’ brands and reputations as well as our revenues and profits and possibly lead to product liability claims, litigation and damages. If a customer of our restaurants becomes ill from food-borne illnesses or as a result of food safety issues, restaurants in our system may be temporarily closed, which would decrease our revenues. In addition, instances or allegations of food-borne illness or food safety issues, real or perceived, involving our or YUM’s restaurants, restaurants of competitors, or suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our restaurants, could result in negative publicity that could adversely affect our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our franchisees.

In October 2019, China’s State Council amended the Regulation for the Implementation of the Food Safety Law (the “Regulation of Food Safety Law”), which became effective on December 1, 2019. The Regulation of Food Safety Law outlines detailed rules for food safety assessment, food safety standards, food production and food business, food inspection and other matters. Pursuant to the Regulation of Food Safety Law, certain violations of the food safety law may result in severe administrative and criminal penalties imposed on the Company, as well as its legal representatives, senior management members and other employees. There remain uncertainties with respect to the interpretation and enforcement of this newly amended Regulation of Food Safety Law. If penalties are imposed on our senior management members, they may be prevented from performing their duties at the Company, which could in turn negatively affect our business operations. Such penalties could also have a material adverse impact on the Company’s reputation.

2019 Form 10-K

Any significant failure to maintain effective quality assurance systems for our restaurants could have a material adverse effect on our business, reputation, results of operations and financial condition.

The quality and safety of the food we serve is critical to our success. Maintaining consistent food quality depends significantly on the effectiveness of our and our franchisees’ quality assurance systems, which in turn depends on a number of factors, including the design of our quality control systems and employee implementation and compliance with those quality control policies and guidelines. Our quality assurance systems include, but are not limited to, supplier/food processing plant quality assurance, logistics quality assurance, and restaurant quality assurance. There can be no assurance that our and our franchisees’ quality assurance systems will prove to be effective. Any significant failure of or deviation from these quality assurance systems could have a material adverse effect on our business, reputation, results of operations and financial condition.

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

Health concerns arising from outbreaks of viruses or other illnesses may have a material adverse effect on our business.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic, such as coronavirus, avian flu or African swine flu. Outbreaks of contagious illness occur from time to time around the world, including in China where virtually all of our restaurants are located. The occurrence of such an outbreak or other adverse public health developments in China could materially disrupt our business and operations, including if government authorities impose mandatory closures, seek voluntary closures or impose restrictions on operations of restaurants. Furthermore, the risk of contracting viruses or other illnesses that may be transmitted through human contact could cause employees or guests to avoid gathering in public places or interacting with other people, which could materially and adversely affect restaurant guest traffic or the ability to adequately staff restaurants. An outbreak could also cause disruption in our supply chain and adversely impact our ability to ensure supplies to the stores and to provide safety measures to protect our employees and customers, which could materially and adversely affect our continuous operations. If an outbreak reaches pandemic levels, there may also be long-term effects on the economies of effected countries. Any of the foregoing within China would severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

2019 Form 10-K

For example, starting in January 2020, the novel coronavirus outbreak originating in Wuhan, China has significantly impacted the Company’s operations, including the temporary closure of more than 30% of its restaurants in China during the Chinese New Year holiday, and a significant decline in sales for restaurants that remained open, which is likely to have a materially adverse impact on the Company’s results of operations, cash flows and financial condition for the first quarter of 2020 and full year 2020. At this time, the Company cannot forecast when (and at what rate) the closed restaurants will re-open, which is subject to the local governments’ requirements, and when restaurant guest traffic will be restored (and at what level). The extent to which our operations continue to be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and the actions by the government authorities to contain the outbreak or treat its impact, among other things. Insurance may be unavailable to cover any losses we incur as a result of the outbreak.

Even if a virus or other illness does not spread significantly, the perceived risk of infection or health risk may affect our business. Our operations could also be disrupted if any of our employees or employees of our business partners were suspected of having a contagious illness or susceptible to becoming infected with a contagious illness, since this could require us or our business partners to screen and/or quarantine some or all of such employees or disinfect our restaurant facilities.

With respect to the avian flu, public concern over an outbreak may cause fear about the consumption of chicken, eggs and other products derived from poultry, which could cause customers to consume less poultry and related products. This would likely result in lower revenues and profits. Avian flu outbreaks could also adversely affect the price and availability of poultry, which could negatively impact our profit margins and revenues.

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

2019 Form 10-K

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

The KFC, Pizza Hut and Taco Bell trademarks and related intellectual property are owned by YUM and licensed to us in China, excluding Hong Kong, Taiwan and Macau. The value of these marks depends on the enforcement of YUM’s trademark and intellectual property rights, as well as the strength of YUM’s brands. Due to the nature of licensing and our agreements with YUM, our success is, to a large extent, directly related to the success of the YUM brand strength, including the management, marketing and product innovation success of YUM. Further, if YUM were to reallocate resources away from the KFC, Pizza Hut or Taco Bell brands, these brands and the license rights that have been granted to us could be harmed globally or regionally, which could have a material adverse effect on our results of operations and our competitiveness in China. In addition, strategic decisions made by YUM management related to its brands, marketing and restaurant systems may not be in our best interests and may conflict with our strategic plans.

Shortages or interruptions in the availability and delivery of food products and other supplies may increase costs or reduce revenues.

The products used in the operation of our restaurants are sourced from a wide variety of suppliers inside and outside of China. We are also dependent upon third parties to make frequent deliveries of food products and other supplies that meet our specifications at competitive prices. Shortages or interruptions in the supply of food products and other supplies to our restaurants could adversely affect the availability, quality and cost of items we use and the operations of our restaurants. Such shortages or disruptions could be caused by inclement weather, natural disasters such as floods, drought and hurricanes, increased demand, labor shortages, problems in production or distribution, restrictions on imports or exports, government levies, political instability in the countries in which suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards, product quality issues, inflation, other factors relating to the suppliers and distributors and the countries in which they are located, food safety warnings or advisories or the prospect of such pronouncements or other conditions beyond our control. Despite our efforts in developing multiple suppliers for the same items where and when possible, a shortage or interruption in the availability of certain food products or supplies could still increase costs and limit the availability of products critical to restaurant operations, which in turn could lead to restaurant closures and/or a decrease in sales. In addition, failure by a principal supplier or distributor for us and/or our franchisees to meet its service requirements could lead to a disruption of service or supply until a new supplier or distributor is engaged, and any disruption could have an adverse effect on our business.

In addition, we centrally purchase the vast majority of food and paper products, then sell and deliver them to most of our restaurants. We believe this central procurement model allows us to maintain quality control and achieve better prices and terms through volume purchases. However, we may not be able to accurately estimate the demand from franchisees and unconsolidated affiliates, which may result in excessive inventory. We may also not be able to timely collect payments from franchisees and unconsolidated affiliates, which could have a material adverse effect on our business, results of operations and financial condition.

2019 Form 10-K

The prices of raw materials fluctuate, which may adversely impact our profit margin.

Our restaurant business depends on reliable sources of large quantities of raw materials such as protein (including poultry, pork, beef and seafood), cheese, oil, flour and vegetables (including potatoes and lettuce). Our raw materials are subject to price volatility caused by any fluctuation in aggregate supply and demand, or other external conditions, such as changes in international trade policies and international barriers to trade, the emergence of a trade war, climate and environmental conditions where weather conditions or natural events or disasters may affect expected harvests of such raw materials, as well as outbreak of viruses and diseases. For example, in 2019, the price of protein, including poultry, increased significantly in China as a result of the African swine flu. We cannot assure you that we will continue to purchase raw materials at reasonable prices, or that our raw materials prices will remain stable in the future. In addition, because we and our franchisees provide competitively priced food, our ability to pass along commodity price increases to our customers is limited. If we are unable to manage the cost of our raw materials or to increase the prices of our products, it may have an adverse impact on our future profit margin.

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

Our growth strategy includes expanding our ownership and operation of restaurant units through organic growth by developing new restaurants that meet our investment objectives. We may not be able to achieve our growth objectives, and these new restaurants may not be profitable. The opening and success of new restaurants depends on various factors, including:

•	our ability to obtain or self-fund adequate development financing;

•	competition from other QSRs in current and future markets;

•	our degree of penetration in existing markets;

•	the identification and availability of suitable and economically viable locations;

•	sales and margin levels at existing restaurants;

•	the negotiation of acceptable lease or purchase terms for new locations;

•	regulatory compliance regarding restaurant opening and operation;

•	the ability to meet construction schedules;

2019 Form 10-K

•	our ability to hire and retain qualified restaurant crews; and

•	general economic and business conditions.

We are subject to all of the risks associated with leasing real estate, and any adverse developments could harm our business, results of operations and financial condition.

As a significant number of our restaurants are operating on leased properties, we are exposed to the market conditions of the retail rental market. As of year-end 2019, we leased the land and/or building for over 7,300 restaurants in China. For information regarding our leased properties, please refer to Item 2. “Properties.” Accordingly, we are subject to all of the risks generally associated with leasing real estate, including changes in the investment climate for real estate, demographic trends, trade zone shifts, central business district relocations, and supply or demand for the use of the restaurants, as well as potential liability for environmental contamination.

We generally enter into lease agreements with initial terms of 10 to 20 years. Approximately 6% of our existing lease agreements expire before the end of 2020. Most of our lease agreements contain an early termination clause that permits us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases and need to negotiate the terms of renewal with the lessor, who may insist on a significant modification to the terms and conditions of the lease agreement.

The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s annual sales revenue; or (iii) a percentage of the restaurant’s annual sales revenue. In addition to increases in rent resulting from fluctuations in annual sales revenue, certain of our lease agreements include provisions specifying fixed increases in rental payments over the respective terms of the lease agreements. While these provisions have been negotiated and are specified in the lease agreement, they will increase our costs of operation and therefore may materially and adversely affect our results of operation and financial condition if we are not able to pass on the increased costs to our customers. Certain of our lease agreements also provide for the payment of a management fee at either a fixed rate or fixed amount per square meter of the relevant leased property.

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

2019 Form 10-K

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

Restaurant operations are highly service-oriented, and our success depends in part upon our ability to attract, retain and motivate a sufficient number of qualified employees, including restaurant managers, and other crew members. The market for qualified employees in our industry is very competitive. Any future inability to recruit and retain qualified individuals may delay the planned openings of new restaurants and could adversely impact our existing restaurants. Any such delays, material increases in employee turnover rate in existing restaurants or widespread employee dissatisfaction could have a material adverse effect on our business and results of operations. Competition for qualified employees could also compel us to pay higher wages to attract or retain key crew members, which could result in higher labor costs. In addition, our delivery business requires a large number of riders. Any shortage of riders could result in higher rider costs.

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

2019 Form 10-K

The occurrence of security breaches and cyber-attacks could negatively impact our business.

Technology systems, including our mobile or online platforms, mobile payment and ordering systems, loyalty programs and various other online processes and functions, are critical to our business and operations. For example, as of year-end 2019, loyalty program members increased to over 215 million members for KFC and over 70 million for Pizza Hut. KFC member sales represented approximately 57% of KFC’s system sales and Pizza Hut member sales represented approximately 51% of Pizza Hut’s system sales in the fourth quarter of 2019. As we continue to expand our digital initiatives, the risks relating to security breaches and cyber-attacks against our systems, both internal and those we have outsourced, may increase.

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

We have been using, and plan to continue to use, digital technologies to improve the customer experience and drive sales growth. We, directly or indirectly, receive and maintain certain personal, financial and other information about our customers in various information systems that we maintain and in those maintained by third-party service providers when, for example, receiving orders through mobile or online platforms, accepting digital payments, operating loyalty programs and conducting digital marketing programs. Our information technology systems, such as those we use for administrative functions, including human resources, payroll, accounting and internal and external communications, can contain personal, financial or other information of our approximately 450,000 employees. We also maintain important proprietary and other confidential information related to our operations and identifiable information about our franchisees. As a result, we face risks inherent in handling and protecting large volumes of information.

2019 Form 10-K

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

2019 Form 10-K

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

We will continue to upgrade and improve our information technology systems to support our business growth. However, we cannot assure you that we will be successful in executing these system upgrades and improvement strategies and the foregoing risks could intensify while we execute those upgrades and improvements. In particular, our systems may experience interruptions during upgrades, and the new technologies or infrastructures may not be fully integrated with the existing systems on a timely basis, or at all. If we are unsuccessful in upgrading and improving our systems, our ability to increase comparable store sales, improve operations, implement cost controls and grow our business may be constrained.

Our business depends on the performance of, and our long-term relationships with, third-party mobile payment processors, internet infrastructure operators, internet service providers and delivery aggregators.

Digital payments, including mobile payments, accounted for approximately 91% of Company sales in 2019. The ability to accept mobile payments is critical to our business. We accept payments through third-party mobile payment processors, such as WeChat Pay, Alipay and Union Pay. We also developed and launched YUMC Pay in the first quarter of 2019, in partnership with Union Pay, which offers a convenient payment option for users within a single APP. If we fail to extend or renew the agreements with these mobile payment processors on acceptable terms or if these mobile payment processors are unwilling or unable to provide us with payment processing service or impose onerous requirements on us in order to access their services, or if they increase the fees they charge us for these services, our business and results of operations could be harmed.

2019 Form 10-K

Our business depends on the performance and reliability of the internet infrastructure in China. Almost all access to the internet in China is maintained through state-owned telecommunications operators under administrative control, and we obtain access to end-user networks operated by such telecommunications operators and internet service providers to give customers access to our websites. The satisfactory performance, availability and reliability of our websites, online platforms and apps depends on telecommunications operators and other third-party providers for communications and storage capacity, including bandwidth and server storage, among other things. If we are unable to enter into and renew agreements with these providers on acceptable terms, if any of our existing agreements with such providers are terminated as a result of our breach or otherwise, or if these providers experience problems with the functionality and effectiveness of their systems or platforms, our ability to provide our services to our customers could be adversely affected. The failure of telecommunications operators to provide us with the requisite bandwidth could also interfere with the speed and availability of our websites and apps. Frequent interruptions could frustrate customers and discourage them from attempting to place orders, which could cause us to lose customers and harm our operating results.

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

Our delivery business depends on the performance of, and our long-term relationships with, third-party delivery aggregators. We allow our products to be listed on and ordered through their mobile or online platforms. If we fail to extend or renew the agreements with these aggregators on acceptable terms, or at all, our business and results of operations may be materially and adversely affected. In addition, any increase in the commission rate charged by the aggregators could negatively impact our operating results.

Our restaurants offer delivery services. Any failure to provide timely and reliable delivery services by us may materially and adversely affect our business and reputation.

As of year-end 2019, over 6,700 KFC and Pizza Hut restaurants offer delivery services. Delivery contributed to 21% of Company sales for 2019. Customers may order delivery service through KFC and Pizza Hut’s websites and apps. KFC and Pizza Hut have also partnered with third-party delivery aggregators, allowing our products to be listed on and ordered through their mobile or online platforms.

Interruptions or failures in our delivery services could prevent the timely or successful delivery of our products. These interruptions may be due to unforeseen events that are beyond our control or the control of third-party aggregators and outsourced riders, such as inclement weather, natural disasters, transportation disruptions or labor unrest. The occurrence of food safety or product quality issues may also result in interruptions or failures in our delivery service. If our products are not delivered on time and in proper condition, customers may refuse to accept our products and have less confidence in our services, in which case our business and reputation may be adversely affected.

2019 Form 10-K

Our growth strategy with respect to COFFii & JOY may not be successful.

As part of our strategy to tap into the growing China coffee market, we started to develop COFFii & JOY as our standalone specialty coffee concept in 2018. As of year-end 2019, we had opened 53 COFFii & JOY coffee stores in ten cities in eastern China using different store formats to test market demand and customer preferences. We plan to continue to scale the brand and open additional COFFii & JOY stores in the near future, which may require significant capital and management attention.

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

Our e-commerce business may expose us to new challenges and risks and may adversely affect our business, results of operations and financial condition.

In 2017, we started to test a mobile e-commerce platform, V-Gold Mall, to allow consumers to search for products and place orders on our apps. We acquire a wide selection of products, including electronics, home and kitchen accessories, and other general merchandise, from suppliers and sell them directly to customers through our e-commerce platform. We expect to continue to add resources to the platform as we focus on expanding our product offerings and may also decide to make it available as a platform to third-party vendors to sell their products.

Our e-commerce business exposes us to new challenges and risks associated with, for example, anticipating customer demand and preferences, managing inventory and handling more complex supply, product return and delivery service issues. We are relatively new to this business and our lack of experience may make it more difficult for us to keep pace with evolving customer demands and preferences. We may misjudge customer demand, resulting in inventory buildup and possible inventory write-downs and write-offs. We may also experience higher return rates on new products, receive more customer complaints about them and face costly product liability claims as a result of selling them, which would harm our brands and reputation as well as our financial performance. In addition, we will have to invest in, and maintain, the necessary network infrastructure and security to manage and process e-commerce volumes, and network failures may also result in complaints and expose us to liability. Furthermore, we rely on third-party delivery companies to deliver products sold on our e-commerce platform and interruptions to, or failures in, delivery services could prevent the timely or proper delivery of the products. Risks related to delivery services are described in further detail above under “—Our restaurants offer delivery services. Any failure to provide timely and reliable delivery services by us may materially and adversely affect our business and reputation.” If we do not successfully address new challenges specific to the e-commerce business and compete effectively, our business, results of operations and financial condition may be materially and adversely affected.

The anticipated benefits of the acquisition of Daojia may not be realized in a timely manner or at all.

In May 2017, we acquired a controlling interest in Daojia with the expectation that the acquisition will further enhance our digital and delivery capabilities, and accelerate growth by building know-how and expertise in the expanding delivery market. Achieving those anticipated benefits is subject to a number of uncertainties. In the fourth quarter of 2018, due to declining sales as a result of the intensified competition among delivery aggregators, we recorded an impairment charge of $12 million on intangible assets acquired from the Daojia business primarily attributable to the Daojia platform. In the fourth quarter of 2019, due to continuing declining sales and margin, we further wrote down Daojia reporting unit goodwill and intangible assets to zero, and recorded an additional impairment charge of $11 million.

2019 Form 10-K

The operation of the Daojia business could involve further unanticipated costs and divert management’s attention away from day-to-day business concerns. We cannot assure you that we will be able to achieve the anticipated benefits of the acquisition of the Daojia business.

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

2019 Form 10-K

Our inability or failure to recognize, respond to and effectively manage the impact of social media could materially adversely impact our business and results of operations.

In recent years, there has been a marked increase in the use of social media platforms, including weblogs (blogs), mini-blogs, WeChat and other chat platforms, social media websites, and other forms of internet-based communications, which allow individual access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants’ post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The online dissemination of negative comments about our brands and business, including inaccurate or irresponsible information, could harm our business, reputation, prospects, results of operations and financial condition. The damage may be immediate and intense, without affording us an opportunity for redress or correction, and we may not be able to recover from any negative publicity in a timely manner or at all.  If we fail to recognize, respond to and effectively manage the accelerated impact of social media, our reputation, business and results of operation could be materially and adversely affected.

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

2019 Form 10-K

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

Tax matters, including changes in tax rates, disagreements with tax authorities and imposition of new taxes could impact our results of operations and financial condition.

We are subject to income taxes as well as non-income based taxes, such as VAT, customs duty, property tax, stamp duty, environmental protection tax, withholding taxes and obligations and local surcharges, in China and income tax and other taxes in the U.S. and other jurisdictions. We are also subject to reviews, examinations and audits by Chinese tax authorities, the IRS, and other tax authorities with respect to income and non-income based taxes, including transfer pricing. Our operations in foreign jurisdictions generally remain subject to examination for tax years as far back as 2006, some of which years are currently under audit by local tax authorities. If Chinese tax authorities, the IRS or other tax authorities disagree with our tax positions, we could face additional tax liabilities, including interest and penalties. Payment of such additional amounts upon final settlement or adjudication of any disputes could have a material adverse impact on our results of operations and financial condition.

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

2019 Form 10-K

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

The restaurant industry in which we operate is highly competitive with respect to price and quality of food products, new product development, advertising levels and promotional initiatives, customer service, reputation, restaurant location, and attractiveness and maintenance of properties. We cannot assure you that we will continue to develop new products and maintain an attractive menu to suit changing customer tastes, nutritional trends and general customer demands in China. Our failure to anticipate, identify, interpret and react to these changes could lead to reduced guest traffic and demand for our restaurants. Even if we do correctly anticipate, identify, interpret and react to these changes, there can be no assurance that our restaurants are able to compete successfully with other restaurant outlets in new and existing markets. As a result, our business could be adversely affected. We also face growing competition as a result of convergence in grocery, convenience, deli and restaurant services, including the offering by the grocery industry of convenient meals, including pizzas and entrees with side dishes. Competition from delivery aggregators and other food delivery services in China has also increased in recent years, particularly in urbanized areas. Increased competition could have an adverse effect on our sales, profitability or development plans, which could harm our results of operations and financial condition.

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

2019 Form 10-K

We require various approvals, licenses and permits to operate our business and the loss of or failure to obtain or renew any or all of these approvals, licenses and permits could adversely affect our business and results of operations.

In accordance with the laws and regulations of China, we are required to maintain various approvals, licenses, permits, registrations and filings in order to operate our restaurant business. Each of our restaurants in China is required to obtain the relevant food business license, environmental protection assessment and inspection approval and fire safety design approval and fire prevention inspection report, and some of our restaurants which sell alcoholic beverages are required to make further registrations or obtain additional approvals. These licenses and registrations are achieved upon satisfactory compliance with, among other things, the applicable food safety, hygiene, environmental protection, fire safety and alcohol laws and regulations. Most of these licenses are subject to periodic examinations or verifications by relevant authorities and are valid only for a fixed period of time and subject to renewal and accreditation. There is no assurance that we or our franchisees will be able to obtain or maintain any of these licenses.

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

2019 Form 10-K

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

Our sales are subject to seasonality. For example, we typically generate higher sales during Chinese festivities, holiday seasons as well as summer months, but relatively lower sales and lower operating profit during the second and fourth quarters. As a result of these fluctuations, softer sales during a period in which we have historically experienced higher sales (such as the disruption in operations from the coronavirus outbreak during the Chinese New Year holiday in January 2020) would have a disproportionately negative effect on our full-year results, and comparisons of sales and results of operations within a financial year may not be able to be relied on as indicators of our future performance. Any seasonal fluctuations reported in the future may differ from the expectations of our investors.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including revenue recognition, long-lived asset impairment, impairment of goodwill and other intangible assets, lease accounting and share-based compensation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition. New accounting guidance may require systems and other changes that could increase our operating costs and/or change our financial statements. For example, implementing the new lease standard issued by Financial Accounting Standards Board requires us to make significant changes to our lease management system and other accounting systems, and results in changes to our financial statements. The adoption of the new accounting standard for leases may result in a higher amount of impairment loss on newly recognized right of use assets and negatively impact our results of operations.

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

2019 Form 10-K

Unforeseeable business interruptions could adversely affect our business.

Our operations are vulnerable to interruption by natural disasters, such as fires, floods and earthquakes, war, terrorism, power failures and power shortages, hardware and software failures, computer viruses and other events beyond our control. In particular, our business is dependent on prompt delivery and reliable transportation of our food products by our logistics partners. Unforeseeable events, such as adverse weather conditions, natural disasters, severe traffic accidents and delays, non-cooperation of our logistics partners, and labor strikes, could lead to delay or lost deliveries to our restaurants, which may result in the loss of revenue or in customer claims. There may also be instances where the conditions of fresh, chilled or frozen food products, being perishable goods, deteriorate due to delivery delays, malfunctioning of refrigeration facilities or poor handling during transportation by our logistics partners. This may result in a failure by us to provide quality food and services to customers, thereby affecting our business and potentially damaging our reputation. Any such events experienced by us could disrupt our operations. In addition, insurance may not be available to cover losses due to business interruptions resulting from public health issues.

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

Our success depends on the continuing efforts of our key management and experienced and capable personnel as well as our ability to recruit new talent.

Our future success is significantly dependent upon the continued service of our key management as well as experienced and capable personnel generally. If we lose the services of any member of key management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new staff, which could severely disrupt our business and growth. If any of our key management joins a competitor or forms a competing business, we may lose customers, know-how and key professionals and staff members. Our rapid growth also requires us to hire, train, and retain a wide range of talent who can adapt to a dynamic, competitive and challenging business environment and are capable of helping us conduct effective marketing and management. We will need to continue to attract, train and retain talent at all levels as we expand our business and operations. We may need to offer attractive compensation and other benefits packages, including share-based compensation, to attract and retain them. We also need to provide our employees with sufficient training to help them to realize their career development and grow with us. Any failure to attract, train, retain or motivate key management and experienced and capable personnel could severely disrupt our business and growth.

2019 Form 10-K

Our investment in technology and innovation may not generate the expected level of returns.

We have invested and intend to continue to invest significantly in technology systems and innovation to enhance digitalization and the guest experience and improve the efficiency of our operations. We cannot assure you that our investments in technology and innovation will generate sufficient returns or have the expected effects on our business operations, if at all. If our technology and innovation investments do not meet expectations for the above or other reasons, our prospects and share price may be materially and adversely affected.

From time to time we may evaluate and potentially consummate strategic investments or acquisitions, which may be unsuccessful and adversely affect our operation and financial results.

To complement our business and strengthen our market-leading position, we may form strategic alliances or make strategic investments and acquisitions from time to time. Some of the risks and uncertainties that could cause actual results to differ materially include, but are not limited to, the fact that the integration of the target company may require significant time, attention and resources, potentially diverting management’s attention from the conduct of our business, and the expected synergies from the acquisition may not be realized. We may experience difficulties in integrating our operations with the newly invested or acquired businesses, implementing our strategies or achieving expected levels of net revenues, profitability, productivity or other benefits. Therefore, we cannot assure you that our investments or acquisitions will benefit our business strategy, generate sufficient net revenues to offset the associated investment or acquisition costs, or otherwise result in the intended benefits.

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

2019 Form 10-K

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

As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations.

2019 Form 10-K

Changes in trade relations between the United States and China, including the imposition of new or higher tariffs on goods imported from the United States, may have adverse impact on our business, results of operations and financial condition.

We import certain products from the United States. In 2019, the United States and China imposed new or higher tariffs on goods imported from the other's country. If the United States or China continues such tariffs, or if additional tariffs or trade restrictions are implemented by the United States or by China, the resulting trade barriers could have a significant adverse impact on our business. We are not able to predict future trade policy of the United States or of China or the terms of any renegotiated trade agreements, or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact costs, our suppliers and the world economy in general, which in turn could have a material adverse effect on our business, results of operations and financial condition. In addition, changes in trade relations between the United States and China may trigger negative customer sentiment towards Western brands in China, potentially resulting in a negative impact on our results of operations and financial condition.

Fluctuation in the value of RMB may result in foreign currency exchange losses.

The conversion of the Chinese Renminbi (“RMB”) into foreign currencies, including U.S. dollars, is based on rates set by the People’s Bank of China (“PBOC”). RMB appreciated by more than 20% against the U.S. dollar between July 2005 and July 2008. Between July 2008 and June 2010, the exchange rate between RMB and the U.S. dollar remained within a narrow range and, after June 2010, RMB appreciated slowly against the U.S. dollar again. On August 11, 2015, however, RMB depreciated by approximately 2% against the U.S. dollar, and exchange rate change of RMB against the U.S. dollar occurred relatively suddenly. In 2017, RMB appreciated by over 6% against the U.S. dollar, while, in 2018 and 2019, RMB fell approximately 6% and 1%, respectively, against the U.S. dollar. It is difficult to predict how market forces or Chinese or U.S. government policy may impact the exchange rate between RMB and the U.S. dollar in the future.

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

2019 Form 10-K

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

2019 Form 10-K

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

In addition, the EIT Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to companies that are not China resident enterprises unless otherwise reduced according to treaties or arrangements between the Chinese central government and the governments of other countries or regions where the non-China resident enterprises are incorporated. Hong Kong has a tax arrangement with mainland China that provides for a 5% withholding tax on dividends distributed to a Hong Kong resident enterprise, upon meeting certain conditions and requirements, including, among others, that the Hong Kong resident enterprise directly owns at least 25% equity interests of the Chinese enterprise and is a “beneficial owner” of the dividends. We believe that our Hong Kong subsidiary, which is the equity holder of our Chinese subsidiaries, met the relevant requirements pursuant to the tax arrangement between the mainland China and Hong Kong in 2018 and is expected to meet the requirements in subsequent years, thus, it is more likely than not that our dividends declared or earnings expected to be repatriated since 2018 are subject to the reduced withholding tax of 5%. However, if our Hong Kong subsidiary is not considered to be the “beneficial owner” of the dividends by the Chinese local tax authority, any dividend paid to it by our Chinese subsidiaries would be subject to a withholding tax rate of 10% with retrospective effect, which would increase our tax liability and reduce the amount of cash available to our company.

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

2019 Form 10-K

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

In February 2015, the STA issued Bulletin 7, pursuant to which an “indirect transfer” of Chinese taxable assets, including equity interests in a Chinese resident enterprise, by a non-resident enterprise may be recharacterized and treated as a direct transfer of Chinese taxable assets, if such arrangement does not have reasonable commercial purpose and the transferor avoids payment of Chinese enterprise income tax. Where a non-resident enterprise conducts an “indirect transfer” of Chinese interests by disposing of equity interests in an offshore holding company that directly or indirectly owns Chinese interests, the transferor, transferee and/or the China resident enterprise may report such indirect transfer to the relevant Chinese tax authority, which may in turn report upward to the STA. Using general anti-tax avoidance provisions, the STA may treat such indirect transfer as a direct transfer of Chinese interests if the transfer avoids Chinese tax by way of an arrangement without reasonable commercial purpose. As a result, gains derived from such indirect transfer may be subject to Chinese enterprise income tax, and the transferee or other person who is obligated to pay for the transfer would be obligated to withhold the applicable taxes, currently at a rate of up to 10% of the capital gain in the case of an indirect transfer of equity interests in a China resident enterprise. Both the transferor and the party obligated to withhold the applicable taxes may be subject to penalties under Chinese tax laws if the transferor fails to pay the taxes and the party obligated to withhold the applicable taxes fails to withhold the taxes. However, the above regulations do not apply if either (i) the selling non-resident enterprise recognizes the relevant gain by purchasing and selling equity of the same listed enterprise in the open market (the “listed enterprise exception”); or (ii) the selling non-resident enterprise would have been exempted from enterprise income tax in China pursuant to applicable tax treaties or tax arrangements, if it had directly held and transferred such Chinese interests that were indirectly transferred. The China indirect transfer rules do not apply to gains recognized by individual stockholders. However, in practice, there have been a few reported cases of individuals being taxed on the indirect transfer of Chinese interests and the law could be changed so as to apply to individual stockholders, possibly with retroactive effect. In addition, the PRC Individual Income Tax Law and relevant regulations (“IITL”), revised effective January 1, 2019, impose general anti-avoidance tax rules (“GAAR”) on transactions conducted by individuals. As a result, if the China tax authority invokes the GAAR and deems that indirect transfers made by individual stockholders lack reasonable commercial purposes, any gains recognized on such transfers might be subject to individual income tax in China at the standard rate of 20%.

2019 Form 10-K

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

As of December 31, 2019, we leased approximately 7,300 properties in China, and to our knowledge, the lessors of most properties leased by us, most of which are used as premises for our restaurants, had not registered the lease agreements with government authorities in China.

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

2019 Form 10-K

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

Pursuant to SAFE Circular 37, China residents who participate in share incentive plans in overseas non-publicly listed companies may submit applications to SAFE or its local branches for foreign exchange registration with respect to offshore special purpose companies. We and our directors, executive officers and other employees who are Chinese citizens or who have resided in China for a continuous period of not less than one year and who have been granted restricted shares, restricted stock units (“RSUs”), performance share units (“PSUs”), stock appreciation rights (“SARs”), or options (collectively, the “share-based awards”) are subject to the Notice on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly Listed Company, issued by SAFE in February 2012, according to which, employees, directors, supervisors and other management members participating in any stock incentive plan of an overseas publicly-listed company who are Chinese citizens or who are non-Chinese citizens residing in China for a continuous period of not less than one year, subject to limited exceptions, are required to register with SAFE through a domestic qualified agent, which could be a Chinese subsidiary of such overseas listed company, and complete certain other procedures. Failure to complete SAFE registrations may result in fines and legal sanctions and may also limit our ability to make payments under our equity incentive plans or receive dividends or sales proceeds related thereto, or our ability to contribute additional capital into our wholly-foreign owned enterprises in China and limit our wholly-foreign owned enterprises’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional equity incentive plans for our directors and employees under Chinese law.

2019 Form 10-K

In addition, the STA has issued circulars concerning employees’ share-based awards. Under these circulars, employees working in China who exercise share options and SARs, or whose restricted shares, RSUs or PSUs vest, will be subject to Chinese individual income tax. The Chinese subsidiaries of an overseas listed company have obligations to file documents related to employees’ share-based awards with relevant tax authorities and to withhold individual income taxes of those employees related to their share-based awards. Although we currently intend to withhold income tax from our Chinese employees in connection with their exercise of options and SARs and the vesting of their restricted shares, RSUs and PSUs, if the employees fail to pay, or our Chinese subsidiaries fail to withhold, their income taxes according to relevant laws, rules and regulations, our Chinese subsidiaries may face sanctions imposed by the tax authorities or other Chinese government authorities.

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

In June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress that would require the SEC to maintain a list of applicable foreign issuers for which the PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (EQUITABLE) Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges, such as the New York Stock Exchange, of issuers included on the SEC’s list for three consecutive years. Enactment of this legislation or other efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, which may or may not include the Company, and materially and adversely affect the market price of our common stock and our ability to access the capital markets.

2019 Form 10-K

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

2019 Form 10-K

Most of these uses are subject to Chinese regulations and approvals. For example, loans by us to our wholly-owned Chinese subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterparts of SAFE. If we decide to finance our wholly-owned Chinese subsidiaries by means of capital contributions, in practice, we might be still required to obtain approval from the China Ministry of Commerce (“MOFCOM”) or its local counterparts.

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

2019 Form 10-K

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

Regulations regarding acquisitions may impose significant regulatory approval and review requirements, which could make it more difficult for us to pursue growth through acquisitions.

Under the PRC Anti-monopoly Law, companies undertaking certain investments and acquisitions relating to businesses in China must notify the anti-monopoly enforcement agency in advance of any transactions which are deemed a concentration and where the parties’ revenues in the China market exceed certain thresholds as stipulated in the Provisions of the State Council on the Thresholds for Declaring Concentration of Business Operators. In addition, on August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the State-Owned Assets Supervision and Administration Commission, the STA, the State Administration for Industry and Commerce of the People's Republic of China, the CSRC and the SAFE, jointly adopted the Provisions of the Ministry of Commerce on M&A of a Domestic Enterprise by Foreign Investors (“M&A Rules”), which came into effect on September 8, 2006 and was amended on June 22, 2009. Under the M&A Rules, the approval of MOFCOM must be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire domestic companies affiliated with PRC enterprises or residents. Applicable PRC laws, rules and regulations also require certain merger and acquisition transactions to be subject to security review.

Due to the level of our revenues, our proposed acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million in the year prior to any proposed acquisition would be subject to the State Administration for Market Regulation (“SAMR”) merger control review. As a result of our size, many of the transactions we may undertake could be subject to SAMR merger review. Complying with the requirements of the relevant regulations to complete these transactions could be time-consuming, and any required approval processes, including approval from SAMR, may be uncertain and could delay or inhibit our ability to complete these transactions, which could affect our ability to expand our business maintain our market share or otherwise achieve the goals of our acquisition strategy.

Our ability to carry out our investment and acquisition strategy may be materially and adversely affected by the regulatory authorities’ current practice, which creates significant uncertainty as to the timing of receipt of relevant approvals and whether transactions that we may undertake would subject us to fines or other administrative penalties and negative publicity and whether we will be able to complete investments and acquisitions in the future in a timely manner or at all.

Risks Related to the Separation and Related Transactions

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

2019 Form 10-K

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

2019 Form 10-K

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

2019 Form 10-K

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

2019 Form 10-K

The interests of the Investors may differ from the interests of other holders of Company common stock, and the ownership percentage of other holders of Company common stock will be diluted as a result of any exercise of the warrants issued to the Investors.

In connection with the separation and distribution, Pollos Investment L.P., an affiliate of Primavera Capital Group (“Primavera”), and API (Hong Kong) Investment Limited, an affiliate of Zhejiang Ant Small and Micro Financial Services Group Co., Ltd. (“Ant Financial” and together with Primavera, the “Investors”) received shares of common stock, representing approximately 4.9% of the outstanding shares of Company common stock as of December 31, 2019. In addition, the Investors were issued warrants to purchase approximately 4% of the outstanding shares of Company common stock in January 2017. Primavera has disclosed that, in the fourth quarter of 2019, it entered into pre-paid forward sale transactions with several financial institutions pursuant to which Primavera is obligated to deliver to such counterparties a portion of its warrants on the applicable settlement date. As of December 31, 2019, the Investors held warrants to purchase approximately 2.5% of the outstanding shares of Company common stock. Any shares issued as a result of the exercise of the warrants will have a dilutive effect on the Company’s basic earnings per share, which could adversely affect the market price of Company common stock. In addition, the Investors have the ability to acquire additional shares of Company common stock in the open market (subject to an aggregate beneficial ownership interest limit of 19.9%).

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

2019 Form 10-K

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

As of year-end 2019, the Company leased land, building or both for over 7,300 units in China, which unit count includes land use rights for approximately 40 properties. The Company-owned units are further detailed as follows:

•	KFC leased land, building or both (including land use rights) for approximately 5,083 units.

•	Pizza Hut leased land, building or both (including land use rights) for approximately 2,178 units.

•	All Other Segments leased land, building or both (including land use rights) for approximately 94 units.

Company-owned restaurants in China are generally leased for initial terms of 10 to 20 years and generally do not have renewal options. The Company also leases its corporate headquarters in Shanghai and Dallas, Texas, and regional offices and an innovation center in China, and owns land use rights for six non-store properties of Little Sheep and logistic centers. The Company subleases over 170 properties to franchisees and other third parties. Additional information about the Company’s properties is included in Note 11 to the Consolidated Financial Statements in Part II, Item 8.

The Company believes that its properties are generally in good operating condition and are suitable for the purposes for which they are being used.

Item 3.	Legal Proceedings.

The Company is subject to various lawsuits covering a variety of allegations from time to time. The Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows. Matters faced by the Company from time to time include, but are not limited to, claims from landlords, employees, customers and others related to operational, contractual or employment issues. There were no material legal proceedings as of December 31, 2019.

Item 4.	Mine Safety Disclosures.

Not applicable.

2019 Form 10-K

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Yum China Common Stock

Yum China common stock trades on the New York Stock Exchange (“NYSE”) under the symbol YUMC. Yum China common stock commenced trading on the NYSE on a “when-issued” basis on October 17, 2016 and began “regular way” trading on November 1, 2016.

As of February 21, 2020, there were 44,599 holders of record of Yum China’s common stock. The number of registered holders does not include holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividends and Share Repurchases

We intend to retain a significant portion of our earnings to finance the operation, development and growth of our business. Since declaring an initial dividend of $0.10 per share in the fourth quarter of 2017, we have paid a quarterly cash dividend on Yum China common stock. In the fourth quarter of 2018 and each quarter of 2019, we paid a quarterly cash dividend of $0.12 per share.   Cash dividends totaling $181 million were paid to shareholders in 2019. Any determination to declare and pay future cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, actual or anticipated cash requirements, contractual or regulatory restrictions, tax considerations and such other factors as our board of directors deems relevant.

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

2019 Form 10-K

Our Board of Directors has authorized an aggregate of $1.4 billion for our share repurchase program, including its most recent increase in authorization on October 31, 2018. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. The following table provides information, as of December 31, 2019, with respect to shares of common stock repurchased by Yum China under the authorization during the quarter then ended:

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (millions)

10/1/19-10/31/19	526	$43.69	526	$733
11/1/19-11/30/19	466	$42.94	466	$713
12/1/19-12/31/19	309	$45.87	309	$699

Cumulative total	1,302	$43.94	1,302	$699

2019 Form 10-K

Stock Performance Graph

This graph compares the cumulative total return of our common stock from October 17, 2016, which is the date “when-issued” trading in our common stock commenced, through December 31, 2019, with the comparable cumulative total return of the S&P China BMI and MSCI Asia APEX 50, a peer group that includes the Company. The graph assumes that the value of the investment in our common stock and each index was $100 on October 17, 2016 and that all dividends were reinvested. We selected the S&P China BMI and MSCI Asia APEX 50 for comparison, as YUMC is an index member of both of these indices.

	10/17/2016	12/31/2016	6/30/2017	12/31/2017	6/30/2018	12/31/2018	6/30/2019	12/31/2019

YUMC	$100	$102	$154	$156	$150	$131	$180	$187
S&P China BMI	$100	$95	$115	$141	$139	$114	$129	$139
MSCI Asia APEX 50	$100	$96	$120	$139	$132	$113	$126	$139

Item 6.	Selected Financial Data.

The following table presents our selected historical consolidated and combined financial data. We derived the Consolidated Statements of Income data and the Consolidated Cash Flows data for the years ended December 31, 2019, 2018 and 2017, and the Consolidated Balance Sheets data as of December 31, 2019 and 2018, as set forth below, from our audited Consolidated Financial Statements, which are included elsewhere in this Form 10-K. We derived the Consolidated and Combined Statements of Income data and the Consolidated and Combined Cash Flows data for the years ended December 31, 2016 and 2015, Consolidated Balance Sheets data as of December 31, 2017 and 2016 and the Combined Balance Sheets data as of December 31, 2015, as set forth below, from our audited Consolidated and Combined Financial Statements that are not included in this Form 10-K.

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

2019 Form 10-K

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”) on January 1, 2019, using a modified retrospective method. Accordingly, financial data for the years ended December 31, 2018, 2017, 2016 and 2015 were not recast, which impacts the year-to-year comparability. See Note 2 and Note 11 of the Consolidated Financial Statements for more detailed information regarding adoption of the new lease standard.

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) on January 1, 2018, and applied the full retrospective approach. Accordingly, financial data for the years ended December 31, 2017 and 2016 has been recast. Financial data for the years ended December 31, 2015 has not been recast as permitted, which impacts the year-to-year comparability.

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

2019 Form 10-K

Selected Financial Data

Yum China Holdings, Inc.

(in US$ millions, except per share and unit amounts)

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Consolidated and Combined Statements of Income Data:
Revenues
Company sales	$7,925	$7,633	$6,993	$6,622	$6,789
Franchise fees and income	148	141	141	129	120
Revenues from transactions with franchisees and unconsolidated affiliates	654	603	599	299	—
Other revenues	49	38	36	25	—
Total revenues	8,776	8,415	7,769	7,075	6,909
Costs and Expenses, Net
Company restaurants
Food and paper	2,479	2,326	2,034	1,921	2,159
Payroll and employee benefits	1,807	1,714	1,543	1,432	1,386
Occupancy and other operating expenses	2,373	2,394	2,245	2,259	2,386
Company restaurant expenses	6,659	6,434	5,822	5,612	5,931
General and administrative expenses	487	456	495	429	395
Franchise expenses	71	71	71	72	70
Expenses for transactions with franchisees and unconsolidated affiliates	645	595	592	295	—
Other operating costs and expenses	37	29	28	15	—
Closures and impairment expenses, net	36	41	47	78	64
Other income, net	(60)	(152)	(64)	(60)	(39)
Total costs and expenses, net	7,875	7,474	6,991	6,441	6,421
Operating Profit	901	941	778	634	488
Interest income, net	39	36	25	11	8
Investment gain (loss)	63	(27)	—	—	—
Changes in fair value of financial instruments	—	—	—	21	—
Income Before Income Taxes	1,003	950	803	666	496
Income tax provision	(260)	(214)	(379)	(156)	(168)
Net income – including noncontrolling interests	743	736	424	510	328
Net income – noncontrolling interests	30	28	26	12	5
Net Income – Yum China Holdings, Inc.	713	708	398	498	323
Basic Earnings Per Common Share	1.89	1.84	1.03	1.35	0.89
Diluted Earnings Per Common Share	1.84	1.79	1.00	1.35	0.89
Cash Dividends Declared Per Common Share	0.48	0.42	0.10	—	—
Consolidated and Combined Cash Flow Data:
Net cash provided by operating activities	$1,185	$1,333	$884	$866	$913
Capital spending	435	470	415	436	512
Consolidated and Combined Balance Sheet Data:
Total assets	$6,950	$4,610	$4,287	$3,750	$3,201
Property, plant and equipment, net	1,594	1,615	1,691	1,647	1,841
Operating lease right-of-use assets	1,985	—	—	—	—
Total Equity – Yum China Holdings, Inc.	3,077	2,873	2,765	2,367	1,921
Other Data:
Adjusted Diluted Earnings Per Common Share(a)	$1.88	$1.53	$1.40	$1.27	$0.92
Number of stores at year-end
Company	7,355	6,832	6,307	6,008	5,768
Unconsolidated Affiliates	896	811	891	836	796
Franchisees	949	841	785	718	612
Total	9,200	8,484	7,983	7,562	7,176
Total Company system sales growth (decline)(b)
Reported	4%	7%	6%	(1)%	—%
Local currency(c)	9%	5%	8%	5%	2%
KFC system sales growth (decline)(b)
Reported	6%	10%	7%	—%	(2)%
Local currency(c)	11%	7%	9%	6%	—%
Pizza Hut system sales growth (decline)(b)
Reported	(2)%	1%	5%	(2)%	9%
Local currency(c)	3%	(1)%	7%	4%	11%

2019 Form 10-K

(a)

In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) throughout this Form 10-K, the Company provides adjusted measures which present certain operating results on a basis before Special Items. The Company uses adjusted measures as key performance measures of results of operations for the purpose of evaluating performance internally and Special Items are not included in any of our segment results. The adjusted measures are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of measures adjusted for Special Items provides additional information to investors to facilitate the comparison of past and present results, excluding items that the Company does not believe are indicative of our ongoing operations due to their nature. The 2019, 2018 and 2017 Special Items are described in further detail within our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Special Items in 2016 negatively impacted operating profit by $15 million, or $0.08 per share, primarily due to the incremental restaurant-level impairment upon separation. Special Items in 2015 negatively impacted operating profit by $15 million, or $0.03 per share, due to the provision for losses associated with sales of aircraft.

(b)

System sales growth reflects the results of all restaurants regardless of ownership, including Company-owned, franchise and unconsolidated affiliate restaurants that operate our concepts, except for sales from non-Company-owned restaurants, for which we do not receive a sales-based royalty. Sales of franchise and unconsolidated affiliate restaurants typically generate ongoing franchise fees for the Company at a rate of approximately 6% of system sales. Franchise and unconsolidated affiliate restaurants sales are not included in Company sales in the Consolidated and Combined Statements of Income; however, the franchise fees are included in the Company’s revenues. We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

(c)

Local currency represents the percentage change excluding the impact of foreign currency translation. These amounts are derived by translating current year results at prior year average exchange rates. We believe the elimination of the foreign currency translation impact provides better year-to-year comparability without distorting of foreign currency fluctuations.

2019 Form 10-K

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the Consolidated Financial Statements in Item 8, the “Forward-Looking Statements” section at the beginning of this Form 10-K and the “Risk Factors” section set forth in Item 1A.

All Note references in this MD&A refer to the Notes to the Consolidated Financial Statements included in Item 8. of this Form 10-K. Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding. Throughout this Form 10-K when we refer to the “financial statements,” we are referring to the “Consolidated Financial Statements,” unless the context indicates otherwise.

Overview

Yum China Holdings, Inc. is the largest restaurant company in China in terms of system sales, with $8.8 billion of revenues and 9,200 restaurants as of year-end 2019. Our growing restaurant base consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Little Sheep, COFFii & JOY, East Dawning and Taco Bell. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed upon milestones, Taco Bell brands in China (excluding Hong Kong, Taiwan and Macau), and own the intellectual property of the Little Sheep, COFFii & JOY and East Dawning concepts outright. We were the first major global restaurant brand to enter China in 1987 and with over 30 years of operations, we have developed deep operating experience in the China market. We have since grown to become one of China’s largest restaurant developers with locations in over 1,300 cities as of December 31, 2019. We believe that there is significant opportunity to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest QSR brand in China in terms of system sales. As of December 31, 2019, KFC operated over 6,500 restaurants in more than 1,300 cities across China. KFC primarily competes with Western QSR brands in China, such as McDonald’s, Dicos and Burger King, among which we believe KFC has an approximate two-to-one lead over its nearest competitor in terms of store count as of the end of 2019. During the first quarter of 2018, the Company completed the acquisition of an additional 36% interest in an unconsolidated affiliate that operates KFC stores in Wuxi, China (“Wuxi KFC”), increasing our equity interest to 83% and allowing the Company to consolidate the entity.

Pizza Hut is the leading and the largest CDR brand in China in terms of system sales and number of restaurants. As of December 31, 2019, Pizza Hut operated over 2,200 restaurants in over 500 cities. Measured by number of restaurants, we believe Pizza Hut has an approximate five-to-one lead over its nearest CDR competitor in China as of the end of 2019.

We have two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of Little Sheep, East Dawning, Taco Bell, Daojia, newly developed COFFii & JOY and our e-commerce business, with the latter two becoming operating segments starting from the first quarter of 2019, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Segment financial information for prior years has been recast to align with this change in segment reporting. There was no impact to the consolidated financial statements of the Company as a result of this change. Additional details on our reportable operating segments are included in Note17.

2019 Form 10-K

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

•

System sales growth reflects the results of all restaurants regardless of ownership, including Company-owned, franchise and unconsolidated affiliate restaurants that operate our concepts, except for sales from non-Company-owned restaurants, for which we do not receive a sales-based royalty. Sales of franchise and unconsolidated affiliate restaurants typically generate ongoing franchise fees for the Company at a rate of approximately 6% of system sales. Franchise and unconsolidated affiliate restaurant sales are not included in Company sales in the Consolidated Statements of Income; however, the franchise fees are included in the Company’s revenues. We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

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

•

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides measures adjusted for Special Items, which include Adjusted Operating Profit, Adjusted Net Income, Adjusted Earnings Per Common Share, Adjusted Effective Tax Rate and Adjusted EBITDA, which we define as net income including noncontrolling interests adjusted for income tax, interest income, net, investment gain or loss, depreciation and amortization, and other items, including store impairment charges and Special Items. Special Items for the years ended December 31, 2019, 2018 and 2017 consist of impairment on intangible assets and goodwill attributable to the Daojia business, impact from the U.S. Tax Cuts and Jobs Act (the “Tax Act”), gain recognized from the re-measurement of our previously held equity interest in Wuxi KFC at fair value upon acquisition, and income from the reversal of contingent consideration previously recorded for a business combination. The Company excludes impact from Special Items for the purpose of evaluating performance internally. Special Items are not included in any of our segment results. In addition, the Company provides Adjusted EBITDA because we believe that investors and analysts may find it useful in measuring operating performance without regard to items such as income tax, interest income, net, investment gain or loss, depreciation and amortization, and other items, including store impairment charges and Special Items. These adjusted measures are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of these adjusted measures provides additional information to investors to facilitate the comparison of past and present results, excluding those items that the Company does not believe are indicative of our ongoing operations due to their nature.

2019 Form 10-K

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago. All system sales growth, same-store sales growth, operating profit and net income comparisons exclude the impact of foreign currency. Refer to Item 1. Business for a discussion on the seasonality of our operations.

In 2017, the Company’s total revenues increased 10%, or 12% excluding the impact of F/X, attributable to solid sales performance at KFC with same-store sales growth of 5% and 1% same-store sales growth at Pizza Hut. The increase was also attributable to the increase in Revenues from transactions with franchisees and unconsolidated affiliates, new-unit openings of 691 or 6% net unit growth, bringing total store count to 7,983 across more than 1,200 cities. The increase in operating profit, excluding the impact of F/X, was driven by strong sales and margin expansion, which was also aided by the impact of retail tax structure reform. Net income for 2017 decreased 20% and, excluding the estimated one-time income tax charge of $164 million recorded in the fourth quarter 2017 related to the Tax Act, increased 24%, excluding F/X.

In 2018, the Company’s total revenues increased 8%, or 6% excluding the impact of F/X, attributable to solid sales performance at KFC with same-store sales growth of 2%. The increase was also attributable to new-unit openings of 819 or 6% net unit growth, bringing total store count to 8,484 across more than 1,200 cities. The increase in operating profit, excluding the impact of F/X, was driven by strong sales, a gain recognized from re-measurement of our previously held equity interest in Wuxi KFC at fair value upon acquisition, G&A expenses savings and productivity improvements, partially offset by wage and commodity inflation, and higher investment in product upgrades and promotions. Net income for 2018 increased 78% or 70% excluding F/X, mainly due to the increase in operating profit and impact from the Tax Act, partially offset by investment loss, while Adjusted Net Income, excluding F/X, increased 4%.

In 2019, the Company’s total revenues increased 4%, or 9% excluding the impact of F/X, attributable to solid sales performance at KFC with same-store sales growth of 4% and 1% same-store sales growth at Pizza Hut. The increase was also attributable to new-unit openings of 1,006 or 8% net unit growth, bringing total store count to 9,200 in more than 1,300 cities. The increase in operating profit, excluding the impact of F/X, was primarily driven by strong sales and margin expansion, partially offset by the negative impact from lapping a gain recognized from re-measurement of our previously held equity interest in Wuxi KFC at fair value upon acquisition in 2018, and higher G&A expenses in 2019. Net income for 2019 increased 1% or 6%, excluding F/X, mainly due to investment gain and the increase in operating profit, partially offset by the impact from the Tax Act, while Adjusted Net Income, excluding F/X, increased 26%.

2019 financial highlights are below:

Year to date highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+11	+4	+11	+6	+11
Pizza Hut	+3	+1	+2	+17	+22
All Other Segments(b)	+7	(12)	+15	(13)	(17)
Total	+9	+3	+8	(4)	+1

NM refers to changes over 100%, from negative to positive amounts or from zero to an amount.

2019 Form 10-K

(a)	System Sales and Same-Store Sales percentages as shown in 2019 financial highlights exclude the impact of F/X.

(b)	Sales from non-Company-owned restaurants, for which we do not receive a sales-based royalty, are excluded from system sales and same-store sales.

The Consolidated Results of Operations for the years ended December 31, 2019, 2018 and 2017 are presented below:

				% B/(W)(a)
	Year			2019				2018
	2019	2018	2017	Reported		Ex F/X		Reported		Ex F/X
Company sales	$7,925	$7,633	$6,993	4		9		9		7
Franchise fees and income	148	141	141	5		9		1		(2)
Revenues from transactions with franchisees and unconsolidated affiliates	654	603	599	9		13		NM		NM
Other revenues	49	38	36	31		34		4		4
Total revenues	$8,776	$8,415	$7,769	4		9		8		6
Restaurant profit	$1,266	$1,199	$1,171	6		11		2		(1)
Restaurant margin %	16.0%	15.7%	16.7%	0.3	ppts.	0.3	ppts.	(1.0)	ppts.	(1.0)	ppts.
Operating Profit	$901	$941	$778	(4)		1		21		16
Interest income, net	39	36	25	7		12		47		44
Investment gain (loss)	63	(27)	—	NM		NM		NM		NM
Income tax provision	(260)	(214)	(379)	(21)		(26)		43		45
Net income – including noncontrolling interests	743	736	424	1		6		74		66
Net income – noncontrolling interests	30	28	26	(6)		(11)		(7)		(4)
Net Income –Yum China Holdings, Inc.	$713	$708	$398	1		6		78		70
Diluted Earnings Per Common Share	$1.84	$1.79	$1.00	3		8		79		71
Effective tax rate	25.9%	22.6%	47.2%
Adjusted Operating Profit	$912	$855	$775
Adjusted Net Income	$729	$606	$559
Adjusted Diluted Earnings Per Common Share	$1.88	$1.53	$1.40
Adjusted Effective Tax Rate	24.9%	26.5%	26.9%
Adjusted EBITDA	$1,378	$1,340	$1,242

(a)	Represents year-over-year change in percentage.

2019 Form 10-K

Performance Metrics

	2019	2018
System Sales Growth	4%	7%
System Sales Growth, excluding F/X	9%	5%
Same-store Sales Growth	3%	1%

				% Increase
Unit Count	2019	2018	2017	2019	2018
Company-owned	7,355	6,832	6,307	8	8
Unconsolidated affiliates	896	811	891	10	(9)
Franchisees	949	841	785	13	7
	9,200	8,484	7,983	8	6

2019 Form 10-K

Special Items

Special Items, along with the reconciliation of the most directly comparable GAAP financial measures to the adjusted financial measures, are presented below.

	Year Ended
Detail of Special Items	2019	2018	2017
Daojia impairment(a)	$(11)	$(12)	$—
Gain from re-measurement of equity interest upon acquisition(b)	—	98	—
Income from the reversal of contingent consideration(c)	—	—	3
Special Items, Operating Profit	(11)	86	3
Tax effect on Special Items(d)	1	(21)	—
Impact from the Tax Act(e)	(8)	36	(164)
Special Items, net income - including noncontrolling interests	(18)	101	(161)
Special Items, net income - noncontrolling interests(a)	(2)	(1)	—
Special Items, Net Income - Yum China Holdings, Inc.	$(16)	$102	$(161)
Weighted-Average Diluted Shares Outstanding (in millions)	388	395	398
Special Items Diluted Earnings Per Common Share	$(0.04)	$0.26	$(0.40)
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$901	$941	$778
Special Items, Operating Profit	(11)	86	3
Adjusted Operating Profit	$912	$855	$775
Reconciliation of Net Income to Adjusted Net Income
Net Income - Yum China Holdings, Inc.	$713	$708	$398
Special Items, Net Income - Yum China Holdings, Inc.	(16)	102	(161)
Adjusted Net Income - Yum China Holdings, Inc.	$729	$606	$559
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$1.89	$1.84	$1.03
Special Items, Basic Earnings Per Common Share	(0.04)	0.26	(0.41)
Adjusted Basic Earnings Per Common Share	$1.93	$1.58	$1.44
Diluted Earnings Per Common Share	$1.84	$1.79	$1.00
Special Items, Diluted Earnings Per Common Share	(0.04)	0.26	(0.40)
Adjusted Diluted Earnings Per Common Share	$1.88	$1.53	$1.40
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 16)	25.9%	22.6%	47.2%
Impact on effective tax rate as a result of Special Items(d)(e)	1.0%	(3.9)%	20.3%
Adjusted effective tax rate	24.9%	26.5%	26.9%

2019 Form 10-K

(a)

During the years ended December 31, 2019 and 2018, we recorded impairment charges of $11 million and $12 million, respectively, on intangible assets and goodwill attributable to the Daojia business. The amount was included in Closures and impairment expenses in our Consolidated Statements of Income, but was not allocated to any segment for performance reporting purposes. For the years ended December 31, 2019 and 2018, we recorded tax benefits of $1 million and $3 million, respectively, associated with the Daojia impairment, and allocated $2 million and $1 million of the after-tax impairment charges to noncontrolling interests, respectively. (See Note 5)

(b)

As a result of the acquisition of Wuxi KFC in the first quarter of 2018, the Company recognized a gain of $98 million from the re-measurement of our previously held 47% equity interest at fair value, which was not allocated to any segment for performance reporting purposes. (See Note 5)

(c)

During the year ended December 31, 2017, we recognized income from the reversal of contingent consideration previously recorded for a business combination as the likelihood of making payment became remote.

(d)	Tax effect was determined based upon the nature, as well as the jurisdiction, of each Special Item at applicable tax rate.

(e)

The Company incurred an estimated one-time income tax charge of $164 million in the fourth quarter of 2017, as a result of the Tax Act, due to the transition tax on deemed repatriation of accumulated undistributed earnings of foreign subsidiaries, and additional tax related to the revaluation of certain deferred tax assets. In the fourth quarter of 2018, we recognized a tax benefit of $36 million as a result of adjusting the provisional amount of the transition tax previously recorded. We completed the evaluation of the impact on our transition tax computation based on the final regulations that were released by the U.S. Treasury Department and the IRS and became effective in the first quarter of 2019, and recorded an additional tax expense of $8 million for the transition tax accordingly in the first quarter of 2019.

Adjusted EBITDA

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	2019	2018	2017
Reconciliation of Net Income to Adjusted EBITDA
Net Income - Yum China Holdings, Inc.	$713	$708	$398
Net income - noncontrolling interests	30	28	26
Income tax provision	260	214	379
Interest income, net	(39)	(36)	(25)
Investment (gain) loss	(63)	27	—
Operating Profit	901	941	778
Special Items, Operating Profit	11	(86)	(3)
Adjusted Operating Profit	912	855	775
Depreciation and amortization	428	445	409
Store impairment charges	38	40	58
Adjusted EBITDA	$1,378	$1,340	$1,242

2019 Form 10-K

Segment Results

KFC

KFC delivered strong sales performance in 2019, marking the fourth year of positive same-store sales growth, led by continued focus on innovative products, creating abundant value to our customers as well as upgrading ingredients to meet Chinese consumers’ needs. KFC also continued with its digital and delivery initiatives to enhance customer experience. KFC loyalty program members exceeded 215 million at year-end 2019 and contributed 57% of system sales at KFC in the fourth quarter of 2019. Delivery sales accounted for 19% of Company sales at KFC in 2019 with store and city coverage of 78% and 95%, respectively, at the end of 2019.

				% B/(W)
				2019				2018
	2019	2018	2017	Reported		Ex F/X		Reported		Ex F/X
Company sales	$5,839	$5,495	$4,863	6		11		13		10
Franchise fees and income	136	132	134	2		7		(1)		(3)
Revenues from transactions with franchisees and unconsolidated affiliates	64	61	69	6		10		(12)		(13)
Other revenue	$1	$—	$—	NM		NM		NM		NM
Total revenues	$6,040	$5,688	$5,066	6		11		12		10
Restaurant profit	$1,042	$984	$877	6		11		12		9
Restaurant margin %	17.8%	17.9%	18.0%	(0.1)	ppts.	(0.1)	ppts.	(0.1)	ppts.	(0.1)	ppts.
G&A expenses	$207	$193	$176	(7)		(12)		(10)		(8)
Franchise expenses	$69	$69	$69	—		(5)		(2)		4
Expenses for transactions with franchisees and unconsolidated affiliates	$64	$60	$70	(5)		(8)		11		12
Closure and impairment expenses, net	$9	$10	$20	15		13		48		49
Other income, net	$(56)	$(50)	$(57)	10		15		(11)		(13)
Operating Profit	$949	$895	$802	6		11		11		8

	2019	2018
System Sales Growth	6%	10%
System Sales Growth, excluding F/X	11%	7%
Same-Store Sales Growth	4%	2%

				% Increase
Unit Count	2019	2018	2017	2019	2018
Company-owned	5,083	4,597	4,112	11	12
Unconsolidated affiliates	896	811	891	10	(9)
Franchisees	555	502	485	11	4
	6,534	5,910	5,488	11	8

	2018	New Builds	Closures	Refranchised	2019
Company-owned	4,597	586	(83)	(17)	5,083
Unconsolidated affiliates	811	106	(21)	—	896
Franchisees	502	50	(14)	17	555
Total	5,910	742	(118)	—	6,534

2019 Form 10-K

	2017	New Builds	Acquired(a)	Closures	Refranchised	2018
Company-owned	4,112	443	159	(108)	(9)	4,597
Unconsolidated affiliates	891	98	(157)	(21)	—	811
Franchisees	485	25	(2)	(15)	9	502
Total	5,488	566	—	(144)	—	5,910

(a)	As a result of acquisition of Wuxi KFC as disclosed in Note 1, the units of Wuxi KFC have been transferred from unconsolidated affiliates to Company-owned.

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2019 vs. 2018
Income (Expense)	2018	Store Portfolio Actions	Other	F/X	2019
Company sales	$5,495	$414	$194	$(264)	$5,839
Cost of sales	(1,679)	(136)	(102)	82	(1,835)
Cost of labor	(1,167)	(89)	(45)	56	(1,245)
Occupancy and other operating expenses	(1,665)	(125)	(5)	78	(1,717)
Restaurant profit	$984	$64	$42	$(48)	$1,042

	2018 vs. 2017
Income (Expense)	2017	Store Portfolio Actions	Other	F/X	2018
Company sales	$4,863	$395	$114	$123	$5,495
Cost of sales	(1,455)	(130)	(58)	(36)	(1,679)
Cost of labor	(1,013)	(91)	(40)	(23)	(1,167)
Occupancy and other operating expenses	(1,518)	(118)	8	(37)	(1,665)
Restaurant profit	$877	$56	$24	$27	$984

In 2019, the increase in Company sales and Restaurant profit, excluding the impact of F/X, was mainly driven by same-store sales growth, net unit growth, labor efficiency, a decrease in utilities expenses and other restaurant operating costs, partially offset by commodity inflation of 4%, wage inflation of 5% and higher promotion cost.

In 2018, the increase in Company sales and Restaurant profit, excluding the impact of F/X, was driven by net unit growth including the acquisition of Wuxi KFC, same-store sales growth, labor efficiency, and a decrease in advertising expenses, partially offset by wage inflation of 6%, higher promotion cost and commodity inflation of 2%.

Franchise Fees and Income

In 2019, the increase in Franchise fees and income, excluding the impact of F/X, was primarily driven by same-store sales growth and net unit growth for the unconsolidated affiliates and franchisees, partially offset by the impact from the acquisition of Wuxi KFC in 2018.

In 2018, the decrease in Franchise fees and income, excluding the impact of F/X, was primarily driven by the acquisition of Wuxi KFC, partially offset by net unit growth and same-store sales growth for the unconsolidated affiliates and franchisees.

2019 Form 10-K

G&A Expenses

In 2019, the increase in G&A expenses, excluding the impact of F/X, was primarily driven by higher compensation costs mainly due to merit increases and higher performance-based compensation associated with strong operating results of KFC.

In 2018, the increase in G&A expenses, excluding the impact of F/X, was driven by higher compensation cost mainly due to merit increases.

Operating Profit

In both 2019 and 2018, the increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit, partially offset by higher G&A expenses.

Pizza Hut

During 2019, we continued to make progress with the Pizza Hut revitalization program. The revitalization strategy of Pizza Hut focuses on fixing the fundamentals, including investments in product upgrades and enhancing digital capabilities through expanding the user base while strengthening delivery core capabilities and enhancing asset portfolio to drive growth. Pizza Hut loyalty program members exceeded 70 million at year-end 2019 and contributed 51% of system sales at Pizza Hut in the fourth quarter of 2019. Delivery sales accounted for 26% of Company sales at Pizza Hut in 2019 with store and city coverage of 91% and 97%, respectively, at the end of 2019.

				% B/(W)
				2019				2018
	2019	2018	2017	Reported		Ex F/X		Reported		Ex F/X
Company sales	$2,045	$2,106	$2,090	(3)		2		1		(2)
Franchise fees and income	4	3	2	71		79		18		16
Revenues from transactions with franchisees and unconsolidated affiliates	4	2	1	NM		NM		12		11
Other revenue	$1	$—	$—	NM		NM		NM		NM
Total revenues	$2,054	$2,111	$2,093	(3)		2		1		(2)
Restaurant profit	$227	$215	$292	5		10		(26)		(29)
Restaurant margin %	11.1%	10.3%	13.9%	0.8	ppts.	0.8	ppts.	(3.6)	ppts.	(3.6)	ppts.
G&A expenses	$101	$102	$108	1		(4)		5		8
Franchise expenses	$2	$2	$2	(32)		(38)		(22)		(19)
Expenses for transactions with franchisees and unconsolidated affiliates	$4	$2	$1	NM		NM		(10)		(9)
Closure and impairment expenses, net	$14	$19	$27	27		24		31		32
Other income, net	$—	$(2)	$—	NM		NM		NM		NM
Operating Profit	$114	$97	$157	17		22		(38)		(41)

	2019	2018
System Sales (Decline) Growth	(2)%	1%
System Sales Growth (Decline), excluding F/X	3%	(1)%
Same-Store Sales Growth (Decline)	1%	(5)%

2019 Form 10-K

				% Increase
Unit Count	2019	2018	2017	2019	2018
Company-owned	2,178	2,188	2,166	—	1
Franchisees	103	52	29	98	79
	2,281	2,240	2,195	2	2

	2018	New Builds	Closures	Refranchised	2019
Company-owned	2,188	117	(90)	(37)	2,178
Franchisees	52	15	(1)	37	103
Total	2,240	132	(91)	—	2,281

	2017	New Builds	Closures	Refranchised	2018
Company-owned	2,166	140	(110)	(8)	2,188
Franchisees	29	17	(2)	8	52
Total	2,195	157	(112)	—	2,240

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2019 vs. 2018
Income (Expense)	2018	Store Portfolio Actions	Other	F/X	2019
Company sales	$2,106	$9	$22	$(92)	$2,045
Cost of sales	(637)	(4)	(21)	29	(633)
Cost of labor	(538)	(1)	(35)	25	(549)
Occupancy and other operating expenses	(716)	5	46	29	(636)
Restaurant profit	$215	$9	$12	$(9)	$227

	2018 vs. 2017
Income (Expense)	2017	Store Portfolio Actions	Other	F/X	2018
Company sales	$2,090	$60	$(93)	$49	$2,106
Cost of sales	(566)	(21)	(37)	(13)	(637)
Cost of labor	(519)	(14)	8	(13)	(538)
Occupancy and other operating expenses	(713)	(17)	30	(16)	(716)
Restaurant profit	$292	$8	$(92)	$7	$215

In 2019,  the increase in Company sales and Restaurant profit, excluding the impact of F/X, was primarily driven by same-store sales growth, store portfolio actions, labor efficiency, commodity deflation of 2%, and savings in utilities and other restaurant operating costs, partially offset by higher promotion costs and wage inflation of 5%.

In 2018, the decrease in Company sales, excluding the impact of F/X, was primarily driven by same-store sales decline, partially offset by net unit growth. The decrease in Restaurant profit, excluding the impact of F/X, was primarily driven by higher promotion and product upgrade costs, wage inflation of 6% and same-store sales decline, partially offset by labor efficiency and net unit growth.

2019 Form 10-K

G&A Expenses

In 2019, the increase in G&A expenses, excluding the impact of F/X, was primarily driven by higher compensation costs due to higher performance-based compensation and merit increases, and lower government incentives received, partially offset by lower shared cost allocation associated with store development activities.

In 2018, the decrease in G&A expenses, excluding the impact of F/X, was primarily driven by higher government incentives received and lower performance-based compensation, partially offset by higher compensation costs due to merit increases.

Operating Profit

In 2019, the increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit and lower closure and store impairment expenses, partially offset by higher G&A expenses.

In 2018, the decrease in Operating profit, excluding the impact of F/X, was primarily driven by the decrease in Restaurant profit, partially offset by lower closure and impairment expenses primarily due to lapping the impact of the Pizza Hut business integration during 2017, and lower G&A expenses.

All Other Segments

All Other Segments reflects the results of Little Sheep, COFFii & JOY, East Dawning, Taco Bell, Daojia and our e-commerce business.

				% B/(W)
				2019				2018
	2019	2018	2017	Reported		Ex F/X		Reported		Ex F/X
Company sales	$41	$32	$40	27		32		(18)		(20)
Franchise fees and income	8	6	5	22		27		41		39
Revenues from transactions with franchisees and unconsolidated affiliates	28	26	25	8		12		4		1
Other revenues	81	51	36	59		63		41		41
Total revenues	$158	$115	$106	37		41		10		8
Restaurant (loss) profit	$(3)	$—	$2	NM		NM		NM		NM
Restaurant margin %	(7.3)%	(2.8)%	2.9%	(4.5)	ppts.	(4.5)	ppts.	(5.7)	ppts.	(5.7)	ppts.
G&A expenses	$34	$33	$26	(1)		(4)		(28)		(26)
Expenses for transactions with franchisees and unconsolidated affiliates	$23	$21	$21	(12)		(15)		5		6
Other operating costs and expenses	$69	$43	$28	(62)		(66)		(51)		(54)
Closure and impairment expenses, net	$2	$—	$—	NM		NM		98		99
Other (income) loss, net	$—	$(2)	$2	NM		NM		NM		NM
Operating Loss	$(14)	$(12)	$(9)	(13)		(17)		(9)		(16)

2019 Form 10-K

Company Sales

In 2019, the increase in Company sales, excluding the impact of F/X, was primarily driven by higher sales generated from our e-commerce business and the launch of the COFFii & JOY concept.

In 2018, the decreases in Company sales, excluding the impact of F/X, were primarily driven by unit closures and refranchising of Little Sheep units.

Other Revenue and Other Operating Costs and Expenses

In both 2019 and 2018, the increase in Other revenue and Other operating costs and expenses, excluding the impact of F/X, was primarily driven by inter-segment revenue transactions generated from our e-commerce business and Daojia.

G&A Expenses

In 2019, G&A expenses increased mainly due to an increase of G&A expenses incurred by Little Sheep, partially offset by a decrease of G&A expenses incurred by Daojia.

In 2018, G&A expenses increased mainly due to G&A expenses incurred by Daojia.

Operating Loss

In 2019, the increase in Operating loss, excluding the impact of F/X, was primarily due to the operating loss incurred by Little Sheep and COFFii & JOY, partially offset by the improvement in operating results of our other operating segments.

In 2018, the increase in Operating loss, excluding the impact of F/X, was primarily due to an increase of operating loss of Daojia and a decrease of operating profit of Little Sheep.

Corporate & Unallocated

				% B/(W)
				2019				2018
	2019	2018	2017	Reported		Ex F/X		Reported		Ex F/X
Revenues from transactions with franchisees and unconsolidated affiliates(a)	558	514	504	8		13		2		1
Other revenues	4	3	—	56		61		NM		NM
Expenses for transactions with franchisees and unconsolidated affiliates(a)	554	512	500	(8)		(13)		(2)		(1)
Other operating costs and expenses	4	2	—	(68)		(75)		NM		NM
Corporate G&A expenses	145	128	185	(13)		(17)		31		31
Unallocated closures and impairments	11	12	—	1		1		NM		NM
Other unallocated income	4	98	9	(95)		(95)		NM		NM
Interest income, net	39	36	25	7		12		47		44
Investment gain (loss)	63	(27)	—	NM		NM		NM		NM
Income tax provision (See Note 16)	(260)	(214)	(379)	(21)		(26)		43		45
Effective tax rate (See Note 16)	25.9%	22.6%	47.2%	(3.3)	ppts	(3.3)	ppts	24.6	ppts	24.6	ppts

2019 Form 10-K

(a)

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

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

In 2019, the increase in Revenues from transactions with franchisees and unconsolidated affiliates, excluding the impact of F/X, was mainly driven by system sales growth of franchisees and unconsolidated affiliates and an increase in the selling prices of food and paper products due to commodity inflation, partially offset by the impact from the acquisition of Wuxi KFC.

In 2018, the increase in Revenues from transactions with franchisees and unconsolidated affiliates, excluding the impact of F/X, was mainly driven by system sales growth of franchisees and unconsolidated affiliates, partially offset by the impact from the acquisition of Wuxi KFC.

Corporate G&A Expenses

In 2019, the increase in Corporate G&A expenses, excluding the impact of F/X, was mainly driven by higher compensation costs and lower government incentives received.

In 2018, the decrease in Corporate G&A expenses, excluding the impact of F/X, was driven by higher government incentives received, lower performance-based compensations and lower professional service fees.

Unallocated Closures and Impairments

In 2019 and 2018, Unallocated closures and impairments represent the impairment charges of $11 million and $12 million on goodwill and intangible assets acquired from Daojia, respectively. See Note 5.

Other Unallocated Income

In 2019, Other unallocated income primarily includes refranchising gain.

In 2018, Other unallocated income primarily includes a gain of $98 million recognized from the re-measurement of our previously held equity interest in Wuxi KFC at fair value upon acquisition. See Note 5.

Interest Income, Net

The increases in interest income, net for both 2019 and 2018 were driven by higher returns on larger balances of short-term investments and cash equivalents which mainly include time deposits.

Investment Gain (Loss)

The investment gain or loss represents the unrealized gain or loss related to investment in equity securities of Meituan Dianping (“Meituan”). See Note 5.

2019 Form 10-K

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%, withholding tax on repatriation of earnings outside of China, and U.S. corporate income tax, if any. Our effective tax rate was 25.9%, 22.6% and 47.2% in 2019, 2018 and 2017, respectively. The change in effective tax rate is primarily due to the impact from the Tax Act as well as non-taxable gain or loss related to our investment in equity securities of Meituan. The higher effective tax rate in 2019 compared with that in 2018 was due to an additional tax expense of $8 million on transition tax pursuant to the Tax Act recorded in the first quarter of 2019, offset by non-taxable gain of $63 million related to our investment in equity securities of Meituan. The effective tax rate was lower in 2018 but higher in 2017 due to the tax benefit of $36 million recorded in 2018 reducing the provisional amount of the transition tax of $164 million recorded in 2017 pursuant to the Tax Act.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Novel Coronavirus Outbreak

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic, such as coronavirus, avian flu, or African swine flu. Starting January 2020, the novel coronavirus outbreak originating in Wuhan, China has significantly impacted the Company’s operations, including the temporary closure of more than 30% of its restaurants in China during the Chinese New Year holiday, and a significant decline in sales for restaurants that remained open, which is likely to have a materially adverse impact on the Company’s results of operations, cash flows and financial condition for the first quarter of 2020 and full year 2020. At this time, the Company cannot forecast when (and at what rate) the closed restaurants will re-open, which is subject to the local governments’ requirements, and when restaurant guest traffic will be restored (and at what level). The extent to which our operations continue to be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and the actions by the government authorities to contain the outbreak or treat its impact, among other things. Insurance may be unavailable to cover any losses we incur as a result of the outbreak.

Tax Examination on Transfer Pricing

We are subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other taxing authorities with respect to income and non-income based taxes. Since 2016, we have been under a national audit on transfer pricing by the STA in China regarding our related party transactions for the period from 2006 to 2015. The information currently exchanged with tax authorities focuses on our franchise arrangement with YUM. We have submitted information to the extent it is available to the Company. It is reasonably possible that there could be significant developments, including expert review and assessment by the STA, within the next 12 months. The ultimate assessment will depend upon further review of the information provided and ongoing technical and other discussions with the STA and in-charge local tax authorities, and therefore it is not possible to reasonably estimate the potential impact. We will continue to defend our transfer pricing position. However, if the STA prevails in the assessment of additional tax due based on its ruling, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations and cash flows.

PRC Value-Added Tax

Effective May 1, 2016, a 6% output VAT replaced the 5% business tax (“BT”) previously applied to certain restaurant sales. Input VAT would be creditable to the aforementioned 6% output VAT. The latest VAT rates imposed on our purchase of materials and services included 13%, 9% and 6%, which were gradually changed from 17%, 13%, 11% and 6% since 2017. These rate changes impact our input VAT on all materials and certain services, mainly including construction, transportation and leasing. However, the impact on our operating results is not expected to be significant.

2019 Form 10-K

Entities that are VAT general taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as an input VAT credit asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, on the Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any input VAT credit asset for recoverability, giving consideration to the indefinite life of the input VAT credit assets as well as its forecasted operating results and capital spending, which inherently includes significant assumptions that are subject to change.

As of December 31, 2019, an input VAT credit asset of $243 million and payable of $5 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against VAT payables more than one year from December 31, 2019. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the Company expected to use the credit within one year.

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

Consolidated Cash Flows

Net cash provided by operating activities was $1,185 million in 2019 as compared to $1,333 million in 2018. The decrease was primarily driven by timing of payments for inventory along with other working capital changes.

In 2018, net cash provided by operating activities was $1,333 million as compared to $884 million in 2017. The increase was primarily driven by higher Operating Profit and timing of payments for inventory.

Net cash used in investing activities was $910 million in 2019 as compared to $552 million in 2018. The increase was primarily driven by the net impact on cash flow resulting from purchases and maturities of short-term investments, partially offset by lapping the impact from the acquisition of Wuxi KFC and investment in Meituan’s ordinary shares in 2018.

In 2018, net cash used in investing activities was $552 million as compared to $557 million in 2017. The decrease was primarily driven by the net impact on cash flow resulting from purchases and maturities of short-term investments, partially offset by the acquisition of Wuxi KFC, investment in Meituan’s ordinary shares and higher capital spending.

2019 Form 10-K

Net cash used in financing activities was $480 million in 2019 as compared to $518 million in 2018. The decrease was primarily driven by a decrease in the number of shares repurchased, partially offset by an increase in cash dividends paid to stockholders.

In 2018, Net cash used in financing activities was $518 million as compared to $185 million in 2017. The increase was mainly driven by an increase in the number of shares repurchased and cash dividends paid to stockholders in 2018.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores and from our franchise operations and dividend payments from our unconsolidated affiliates.

Our ability to fund our future operations and capital needs will depend on our ongoing ability to generate cash from operations. We believe our principal uses of cash in the future will be primarily to fund our operations and to make capital expenditures, distributions to our stockholders and share repurchases as well as any acquisition or investment we may make. We believe that our future cash from operations, together with our access to funds on hand and capital markets, will provide adequate resources to fund these uses of cash and that our existing cash, net cash from operations and credit facilities will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months.

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

Dividends and Share Repurchases

Our Board of Directors has authorized an aggregate of $1.4 billion for our share repurchase program. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the years ended December 31, 2019, 2018 and 2017, the Company repurchased $261 million or 6.2 million, $312 million or 9.0 million, and $128 million or 3.4 million shares of common stock, respectively, under the repurchase program.

2019 Form 10-K

On October 4, 2017, the board of directors approved a regular quarterly cash dividend program, and declared an initial cash dividend of $0.10 per share on Yum China’s common stock. Total cash dividends of $38 million were paid to shareholders in December 2017. The Company paid a cash dividend of $0.10 per share for each of the first three quarters of 2018 and $0.12 per share for the fourth quarter of 2018 and each quarter of 2019. Total cash dividends of $181 million and $161 million were paid to shareholders in 2019 and 2018, respectively.

On February 5, 2020, the board of directors declared a cash dividend of $0.12 per share, payable on March 25, 2020, to stockholders of record as of the close of business on March 4, 2020.

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

Borrowing Capacity

As of December 31, 2019, the Company had credit facilities of RMB2,893 million (approximately $415 million), comprised of onshore credit facilities of RMB1,500 million (approximately $215 million) in the aggregate and offshore credit facilities of $200 million in the aggregate.

The credit facilities had remaining terms ranging from less than one year to three years as of December 31, 2019. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China, Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC or London Interbank Offered Rate (“LIBOR”) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Some of the onshore credit facilities contain sub-limits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of December 31, 2019, we had outstanding bank guarantees of RMB 85 million (approximately $12 million) to secure our lease payments to landlords for certain Company-owned restaurants. The credit facilities were therefore reduced by the same amount, while there were no borrowings outstanding as of December 31, 2019.

Contractual Obligations

Our significant contractual and other long-term obligations and payments as of December 31, 2019 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Finance Leases(a)	$39	$4	$8	$6	$21
Operating Leases(a)	2,708	504	837	586	781
Purchase Obligations(b)	204	58	73	27	46
Transition Tax(c)	51	6	9	21	15
Total Contractual Obligations	$3,002	$572	$927	$640	$863

2019 Form 10-K

(a)	These obligations, which are shown on a nominal basis, relate primarily to more than 7,300 Company-owned restaurants. See Note 11.

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

We have not included in the contractual obligations table approximately $24 million of liabilities for unrecognized tax benefits related to the uncertainty with regard to the deductibility of certain business expenses incurred as well as related accrued interest and penalties. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. These liabilities exclude amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

Off-Balance Sheet Arrangements

See the Guarantees for Franchisees and Unconsolidated Affiliates sections of Note 18 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

See Note 2 for details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Adopted

 In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. The FASB subsequently issued amendments to clarify the implementation guidance. We will adopt these standards in the first quarter of fiscal 2020. The adoption of this standard will result in a change of our provision policy primarily for accounts receivable, but we do not expect the adoption of this standard to have a material impact on our financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework –changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amended the fair value measurement guidance by modifying disclosure requirements. We will adopt the standard in the first quarter of 2020, and do not expect the adoption of this standard to have a material impact on our financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with those for an internal-use software license. We will adopt this standard in the first quarter of fiscal 2020, and do not expect the adoption of this standard to have a material impact on our financial statements.

2019 Form 10-K

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18) (“ASU 2018-18”), which clarifies that transactions in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer for a distinct good or service. The amendment also precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. We will adopt the standard in the first quarter of 2020, and do not expect the adoption of this standard to have a material impact on our financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Tax (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for the Company from January 1, 2021, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

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

Loyalty Programs

Each of the Company’s KFC and Pizza Hut reportable segments operates a loyalty program that allows registered members to earn points for each qualifying purchase. Points, which generally expire 18 months after being earned, may be redeemed for future purchases of KFC or Pizza Hut branded products or other products for free or at a discounted price. Points cannot be redeemed or exchanged for cash. The estimated value of points earned by the loyalty program members is recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed, with a corresponding deferred revenue liability included in Accounts payable and other current liabilities on the Consolidated Balance Sheets and subsequently recognized into revenue when the points are redeemed or expire. The Company estimates the value of the future redemption obligations based on the estimated value of the product for which points are expected to be redeemed and historical redemption patterns and reviews its estimates periodically based upon the latest available information regarding redemption and expiration patterns.

Breakage Revenue

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

2019 Form 10-K

Impairment or Disposal of Long-Lived Assets

We review long-lived assets of restaurants (primarily operating lease right-of-use assets and property, plant and equipment (“PP&E”)) semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We evaluate recoverability based on the restaurant’s forecasted undiscounted cash flows, which are based on our entity-specific assumptions, to the carrying value of such assets. The forecasted undiscounted cash flows incorporate our best estimate of sales growth based upon our operation plans for the unit and actual results at comparable restaurants. For restaurant assets that are deemed not to be recoverable, we write down the impaired restaurant to its estimated fair value. In determining the fair value of restaurant-level assets, we consider the highest and best use of the assets from market participants’ perspective, which is represented by the higher of the forecasted discounted cash flows of operating restaurants and the price market participants would pay to sub-lease the operating lease right-of-use assets and acquire remaining restaurant assets, even if that use differs from the current use by the Company. Key assumptions in the determination of fair value include reasonable sales growth assumption in generating after-tax cashflows that would be used by a franchisee in the determination of a purchase price for the restaurant, and market rental assumption for estimating the price market participants would pay to sub-lease the operating lease right-of-use assets. Estimates of forecasted cash flows of operating restaurants are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. Estimates of the price market participants would pay to sub-lease the operating lease right-of-use assets are based on comparable market rental information that could be reasonably obtained for the property. In situations where the highest and best use of the restaurant level assets from market participants’ perspective is represented by sub-leasing the operating lease right-of-use assets and acquiring the remaining restaurant assets, the Company continues to use these assets in operating its restaurant business, which is consistent with its long-term strategy of growing revenue through operating restaurant concepts.

When we believe it is more likely than not a restaurant or groups of restaurants will be refranchised for a price less than their carrying value, but do not believe the restaurant(s) have met the criteria to be classified as held for sale, we review the restaurants for impairment. Expected net sales proceeds are generally based on actual bids from the buyer.

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

We evaluate indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist. We perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter. When we evaluate these assets for impairment, we have the option to first perform a qualitative assessment to determine whether an intangible asset group is impaired.  If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of the intangible asset group is less than its carrying amount, we will then perform quantitative assessment. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset. We only have one material indefinite-lived intangible asset, which is our Little Sheep trademark. The Little Sheep trademark had a book value of $52 million and $53 million at December 31, 2019 and 2018, respectively.

In the years ended December 31, 2019, 2018 and 2017, we elected to perform the qualitative impairment assessment for the Little Sheep trademark by evaluating all pertinent factors, including but not limited to macroeconomic conditions, industry and market conditions and financial performance and concluded that it was more likely than not that the asset was not impaired.

2019 Form 10-K

Our finite-lived intangible assets that are not allocated to an individual restaurant are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.  An intangible asset that is deemed not recoverable on a undiscounted basis is written down to its estimated fair value, which is our estimate of the price a willing buyer would pay for the intangible asset based on discounted expected future after-tax cash flows.  For purposes of our impairment analysis, we update the cash flows that were initially used to value the finite-lived intangible asset to reflect our current estimates and assumptions over the asset’s future remaining life.

In 2019 and 2018, we recorded impairment charges of $2 million and $12 million on finite-lived intangible assets of the Daojia business, respectively, primarily attributable to the platforms of the Daojia business. The fair value of platforms was determined using a relief-from-royalty valuation approach that was based on unobservable inputs, including estimated future sales, royalty rates as well as the selection of an appropriate discount rate based on weighted-average cost of capital and company-specific risk premium, which are considered Level 3 inputs.

Impairment of Goodwill

We evaluate goodwill for impairment on an annual basis as of the beginning of our fourth quarter or more often if an event occurs or circumstances change that indicates impairment might exist. When we evaluate goodwill for impairment, we have the option to first perform a qualitative assessment to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we will then perform quantitative assessment. Our reporting units are our individual operating segments. Fair value is the price a willing buyer would pay for the reporting unit, and is generally estimated using discounted expected future after-tax cash flows from the business operation of the reporting unit.

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

Our goodwill of $254 million as of December 31, 2019 was related to the KFC and Pizza Hut reporting units. As a result of our annual goodwill impairment review as of the beginning of our fourth quarter of 2019, goodwill related to the Daojia reporting unit was fully impaired, resulting in an impairment charge of $9 million. The fair value of the Daojia reporting unit was based on the estimated price a willing buyer would pay, and was determined using an income approach with future cash flow estimates supported by estimated future sales, margin, as well as the selection of an appropriate discount rate based on weighted-average cost of capital and company-specific risk premium. We performed a qualitative impairment assessment for each of our individual reporting units of KFC and Pizza Hut in 2019 and their fair values were substantially in excess of their respective carrying values as of the annual assessment date in 2019, and no changes in events or circumstances have occurred that indicate impairment may exist. No impairment charge on goodwill was recorded in 2018 and 2017.

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

2019 Form 10-K

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

We estimated the fair value of stock options and stock appreciation rights (“SARs”) at the grant date using the Black-Scholes option-pricing model. It should be noted that the option-pricing model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate and, as a result, our operating profit and net income. Performance share units (“PSUs”) have market-based conditions that are based on Yum China’s total shareholder return performance relative to peer group in the MSCI International China Index, measured over a three-year period. The fair values of PSUs have been valued based on the outcome of a Monte-Carlo Simulation model (the “MCS model”). The total amount of fair value for the PSUs is not material to the Company’s financial statements.

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

PRC Value-Added Tax

As of December 31, 2019, an input VAT credit asset of $243 million and payable of $5 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT credit asset for recoverability, giving consideration to the indefinite life of the input VAT credit assets as well as its forecasted operating results and capital spending, which inherently include significant assumptions subject to change. Key assumptions include the following:

•	Estimated growth rate for revenues;

•	Estimated restaurant expenses and other costs;

•	Estimated new-unit development and asset upgrades.

2019 Form 10-K

We also consider qualitative factors including the fact that such assets can be carried forward indefinitely to offset future VAT payables, our ability to manage the accumulation of the input VAT credits and potential changes in VAT rates. We did not make an allowance for the recoverability of the input VAT credit asset as of December 31, 2019 and 2018. Changes in any of the assumptions could materially impact the amount of VAT asset and its recoverability and, as a result, our operating income and net income.

Income Taxes

The Tax Act

On December 22, 2017, the Tax Act was signed into law effective for tax years beginning after December 31, 2017. The Tax Act requires complex computations with significant estimates to be performed, significant judgments to be made in interpretation of the provisions, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, the SEC and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our current interpretation. We completed our analysis of the Tax Act in the fourth quarter of 2018 according to guidance released by the U.S. Treasury Department and the IRS as of December 2018 and made an adjustment of $36 million to reduce the provisional amount of the transition tax recorded in 2017 accordingly. The U.S. Treasury Department and the IRS released the final transition tax regulations in the first quarter of 2019. We completed the evaluation of the impact on our transition tax computation based on the final regulations released in the first quarter of 2019 and recorded an additional income tax expense of $8 million for the transition tax accordingly.

Uncertain Tax Positions

We are subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other taxing authorities with respect to income and non-income based taxes. We recognize the benefit of positions taken or expected to be taken in our tax returns when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. At December 31, 2019 and 2018, we had $19 million and $22 million, respectively, of unrecognized tax benefits related to the uncertainty with regard to the deductibility of certain business expenses incurred. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

Since 2016, we have been under a national audit on transfer pricing by the STA in China regarding our related party transactions for the period from 2006 to 2015. The information currently exchanged with tax authorities focuses on our franchise arrangement with YUM. We have submitted information to the extent it is available to the Company. It is reasonably possible that there could be significant developments, including expert review and assessment by the STA, within the next 12 months. The ultimate assessment will depend upon further review of the information provided and ongoing technical and other discussions with the STA and in-charge local tax authorities, and therefore it is not possible to reasonably estimate the potential impact. We will continue to defend our transfer pricing position. However, if the STA prevails in the assessment of additional tax due based on its ruling, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations and cash flows.

2019 Form 10-K

Unremitted Earnings of Foreign Subsidiaries

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. We have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31, 2017 was subject to the one-time transition tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes. We estimate that our total temporary difference for which we have not provided foreign withholding taxes is approximately $2 billion at December 31, 2019. The foreign withholding tax rate on this amount is 5% or 10% depending on the manner of repatriation and the applicable tax treaties or tax arrangements.

See Note 16 of the Consolidated Financial Statements for a further discussion of our income taxes.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the year ended December 31, 2019, the Company’s operating profit would have decreased approximately $86 million if RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements with our vendors.

Investment Risk

In September 2018, we invested $74 million in Meituan’s ordinary shares. The equity investment is recorded at fair value, which is measured on a recurring basis and is subject to market price volatility. See Note 5 of the Consolidated Financial Statements for a further discussion on our investment in Meituan.

2019 Form 10-K

Item 8.	Financial Statements and Supplementary Data.

Financial Statement Schedules

No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above-listed financial statements or notes thereto.

2019 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Yum China Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Yum China Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), as amended.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

2019 Form 10-K

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of impairment of long-lived assets of restaurants

As discussed in Note 2 to the consolidated financial statements, the long-lived assets of the Company’s restaurants primarily include property, plant and equipment and operating lease right-of-use assets. An individual restaurant is the lowest level of independent cash flows unless the Company’s intent is to refranchise the restaurants as a group. For restaurant assets with an indicator that the carrying value may not be recoverable, the Company evaluates recoverability of these assets by comparing the forecasted undiscounted cash flows of the restaurant’s operations to the carrying value of such assets. For restaurant assets that are not deemed to be recoverable, the Company estimates the fair value of the restaurant assets based on the higher of the forecasted discounted cash flows of the restaurant’s operations and the price market participants would pay to sub-lease the operating lease right-of-use assets and acquire remaining restaurant assets.

We identified the assessment of impairment of long-lived assets of restaurants as a critical audit matter because a high degree of subjective auditor judgment was required in assessing the Company’s assumptions used to estimate the forecasted cash flows of the restaurants' operations. Specifically, in the recoverability test, the sales growth rates used to estimate the forecasted undiscounted cash flows were challenging to audit as they involve a high degree of subjectivity and minor changes to this assumption could have a significant effect on the restaurants’ forecasted cash flows. In addition, in determining the fair value of the restaurant assets, specialized knowledge was required to assess the Company’s market rental assumptions for estimating the prices market participants would pay to sub-lease the operating lease right-of-use assets.

2019 Form 10-K

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s impairment assessment process of long-lived assets of restaurants, including controls related to the determination of the significant assumptions of sales growth rates and market rental. We evaluated the sales growth rates by comparing to historical results and considering the Company’s operation plans for the restaurants. We performed sensitivity analyses over the sales growth rates to assess their impact on the restaurants' forecasted undiscounted cash flows. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the market rental assumption by comparing it against independent market rental data; and
•

Developing an estimate of the price market participants would pay to sub-lease the operating lease right-of-use assets using the independently developed market rental data and comparing the result to the Company’s estimate.

Evaluation of uncertain tax position

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company recognizes the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not (more than a 50% likelihood) that the position would be sustained upon examination by tax authorities. The Company is currently under a national audit on transfer pricing by the Chinese State Taxation Administration (“STA”) regarding certain related party transactions for the period from 2006 to 2015.

We identified the evaluation of the Company’s uncertain tax position pertaining to the transfer pricing used in related party transactions as a critical audit matter. Specifically, a high degree of subjective auditor judgment was required in evaluating the Company's interpretation of the applicable tax laws and regulations and its assessment of the uncertain tax position.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s uncertain tax position assessment process, including controls related to the interpretation of tax law and assessment of the potential impact. Since tax law is complex and often subject to interpretation, we involved tax professionals with specialized skills and knowledge, who assisted in:

•	Reading the correspondence received by the Company from the tax authorities in connection with the STA audit, as well as responses and information the Company submitted to the tax authorities;
•	Evaluating the Company’s identification and consideration of information that could significantly affect the recognition, measurement or disclosure of the uncertain tax position; and
•

Evaluating the Company’s interpretation of applicable tax laws and regulations, technical analysis and the application of the accounting standards in assessing the potential impact from the uncertain tax position.

/s/ KPMG Huazhen LLP

We have served as the Company’s auditor since 2016.

Shanghai, China

February 27, 2020

2019 Form 10-K

Consolidated Statements of Income

Yum China Holdings, Inc.

Years ended December 31, 2019, 2018 and 2017

(in US$ millions, except per share data)

	2019	2018	2017
Revenues
Company sales	$7,925	$7,633	$6,993
Franchise fees and income	148	141	141
Revenues from transactions with franchisees and unconsolidated affiliates	654	603	599
Other revenues	49	38	36
Total revenues	8,776	8,415	7,769
Costs and Expenses, Net
Company restaurants
Food and paper	2,479	2,326	2,034
Payroll and employee benefits	1,807	1,714	1,543
Occupancy and other operating expenses	2,373	2,394	2,245
Company restaurant expenses	6,659	6,434	5,822
General and administrative expenses	487	456	495
Franchise expenses	71	71	71
Expenses for transactions with franchisees and unconsolidated affiliates	645	595	592
Other operating costs and expenses	37	29	28
Closures and impairment expenses, net	36	41	47
Other income, net	(60)	(152)	(64)
Total costs and expenses, net	7,875	7,474	6,991
Operating Profit	901	941	778
Interest income, net	39	36	25
Investment gain (loss)	63	(27)	—
Income Before Income Taxes	1,003	950	803
Income tax provision	(260)	(214)	(379)
Net income – including noncontrolling interests	743	736	424
Net income – noncontrolling interests	30	28	26
Net Income – Yum China Holdings, Inc.	$713	$708	$398
Weighted-average common shares outstanding (in millions):
Basic	377	384	387
Diluted	388	395	398
Basic Earnings Per Common Share	$1.89	$1.84	$1.03
Diluted Earnings Per Common Share	$1.84	$1.79	$1.00

See accompanying Notes to Consolidated Financial Statements.

2019 Form 10-K

Consolidated Statements of Comprehensive Income

Yum China Holdings, Inc.

Years ended December 31, 2019, 2018 and 2017

(in US$ millions)

	2019	2018	2017
Net income - including noncontrolling interests	$743	$736	$424
Other comprehensive (loss) income, net of tax of nil
Foreign currency (loss) gain arising during the year	(32)	(160)	142
Comprehensive income - including noncontrolling interests	711	576	566
Comprehensive income - noncontrolling interests	30	22	31
Comprehensive Income - Yum China Holdings, Inc.	$681	$554	$535

See accompanying Notes to Consolidated Financial Statements.

2019 Form 10-K

Consolidated Statements of Cash Flows

Yum China Holdings, Inc.

Years ended December 31, 2019, 2018 and 2017

(in US$ millions)

	2019	2018	2017
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$743	$736	$424
Depreciation and amortization	428	445	409
Amortization of operating lease right-of-use assets	339	—	—
Closures and impairment expenses	36	41	47
Gain from re-measurement of equity interest upon acquisition	—	(98)	—
Investment (gain) loss	(63)	27	—
Equity income from investments in unconsolidated affiliates	(69)	(65)	(65)
Distributions of income received from unconsolidated affiliates	73	63	45
Deferred income taxes	16	33	62
Share-based compensation expense	26	24	26
Changes in accounts receivable	(9)	(13)	1
Changes in inventories	(77)	(23)	(11)
Changes in prepaid expenses and other current assets	(3)	(22)	(15)
Changes in accounts payable and other current liabilities	171	254	(56)
Changes in income taxes payable	(8)	17	3
Changes in non-current operating lease liabilities	(381)	—	—
Other, net	(37)	(86)	14
Net Cash Provided by Operating Activities	1,185	1,333	884
Cash Flows – Investing Activities
Capital spending	(435)	(470)	(415)
Purchases of short-term investments	(1,024)	(604)	(596)
Maturities of short-term investments	534	680	479
Acquisition of business, net of cash acquired	—	(91)	(25)
Investment in equity securities	—	(74)	—
Other, net	15	7	—
Net Cash Used in Investing Activities	(910)	(552)	(557)
Cash Flows – Financing Activities
Repurchase of shares of common stock	(265)	(307)	(128)
Cash dividends paid on common stock	(181)	(161)	(38)
Dividends paid to noncontrolling interests	(32)	(36)	(22)
Other, net	(2)	(14)	3
Net Cash Used in Financing Activities	(480)	(518)	(185)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(6)	(56)	32
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(211)	207	174
Cash, Cash Equivalents and Restricted Cash - Beginning of Year	1,266	1,059	885
Cash, Cash Equivalents and Restricted Cash - End of Year	$1,055	$1,266	$1,059

Supplemental Cash Flow Data
Cash paid for income tax	255	208	232

See accompanying Notes to Consolidated Financial Statements.

2019 Form 10-K

Consolidated Balance Sheets

Yum China Holdings, Inc.

December 31, 2019 and 2018

(in US$ millions)

	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$1,046	$1,266
Short-term investments	611	122
Accounts receivable, net	88	80
Inventories, net	380	307
Prepaid expenses and other current assets	134	177
Total Current Assets	$2,259	$1,952
Property, plant and equipment, net	1,594	1,615
Operating lease right-of-use assets	1,985	—
Goodwill	254	266
Intangible assets, net	94	116
Deferred income taxes	95	89
Investments in unconsolidated affiliates	89	81
Other assets	580	491
Total Assets	$6,950	$4,610

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,691	$1,199
Income taxes payable	45	54
Total Current Liabilities	1,736	1,253
Non-current operating lease liabilities	1,803	—
Non-current finance lease obligations	26	25
Other liabilities	210	355
Total Liabilities	3,775	1,633

Redeemable Noncontrolling Interest	—	1

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 395 million shares and 392 million shares issued at December 31, 2019 and 2018, respectively; 376 million shares and 379 million shares outstanding at December 31, 2019 and 2018, respectively	4	4
Treasury stock	(721)	(460)
Additional paid-in capital	2,427	2,402
Retained earnings	1,416	944
Accumulated other comprehensive loss	(49)	(17)
Total Yum China Holdings, Inc. Stockholders’ Equity	3,077	2,873
Noncontrolling interests	98	103
Total Equity	3,175	2,976
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$6,950	$4,610

See accompanying Notes to Consolidated Financial Statements.

2019 Form 10-K

Consolidated Statements of Equity

Yum China Holdings, Inc.

Years ended December 31, 2019, 2018 and 2017

(in US$ millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2016	383	$4	$2,344	$37	$—	(1)	$(20)	$66	$2,431	$—
Net Income				398				26	424
Foreign currency translation adjustment					137			5	142
Comprehensive income									566	—
Dividends declared								(22)	(22)
Cash dividends declared ($0.10 per common share)				(38)					(38)
Acquisition of business								2	2	5
Repurchase of shares of common stock						(3)	(128)		(128)
Exercise and vesting of share- based awards	6	—	5						5
Share-based compensation			26						26
Balance at December 31, 2017	389	$4	$2,375	$397	$137	(4)	$(148)	$77	$2,842	$5
Net Income (loss)				708				29	737	(1)
Foreign currency translation adjustment					(154)			(6)	(160)
Comprehensive income (loss)									577	(1)
Dividends declared								(33)	(33)
Cash dividends declared ($0.42 per common share)				(161)					(161)
Acquisition of business								36	36
Repurchase of shares of common stock						(9)	(312)		(312)
Exercise and vesting of share- based awards	3	—	—						—
Share-based compensation			24						24
Revaluation of redeemable noncontrolling interest			3						3	(3)
Balance at December 31, 2018	392	$4	$2,402	$944	$(17)	(13)	$(460)	$103	$2,976	$1
Net Income (loss)				713				32	745	(2)
Foreign currency translation adjustment					(32)			—	(32)
Comprehensive income (loss)									713	(2)
Dividends declared								(34)	(34)
Cash dividends declared ($0.48 per common share)				(181)					(181)
Repurchase of shares of common stock						(6)	(261)		(261)
Exercise and vesting of share- based awards	3	—	—						—
Share-based compensation			26						26
Revaluation of redeemable noncontrolling interest			(1)						(1)	1
Cumulative effect of accounting change				(60)				(3)	(63)
Balance at December 31, 2019	395	$4	$2,427	$1,416	$(49)	(19)	$(721)	$98	$3,175	$—

See accompanying Notes to Consolidated Financial Statements.

2019 Form 10-K

Notes to Consolidated Financial Statements

(Tabular amounts in US$ millions, except for number of shares and per share data)

Note 1 – Description of Business

Yum China Holdings, Inc. (“Yum China” and, together with its subsidiaries, the “Company,” “we,” “us,” and “our”) was incorporated in Delaware on April 1, 2016.

The Company owns, franchises or has ownership in entities that own and operate restaurants (also referred to as “stores” or “units”) under the KFC, Pizza Hut, Little Sheep, COFFii & JOY, East Dawning and Taco Bell concepts (collectively, the “concepts”). In connection with the separation of the Company in 2016 from its former parent company, Yum! Brands, Inc. (“YUM”), Yum! Restaurants Asia Pte. Ltd., a wholly-owned indirect subsidiary of YUM, and Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company, entered into a 50-year master license agreement with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew, for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China (the “PRC” or “China”), excluding Hong Kong, Taiwan and Macau. In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. We own the intellectual property of Little Sheep, COFFii & JOY and East Dawning, and pay no license fee related to these concepts.

In 1987, KFC was the first quick-service restaurant brand to enter China. As of December 31, 2019, there are over 6,500 KFCs in China. We maintain a 58% and 70% controlling interest in the entities that own and operate the KFCs in Shanghai and Beijing, respectively. During the first quarter of 2018, the Company completed the acquisition of an additional 36% equity interest in an unconsolidated affiliate that operates KFC stores in Wuxi, China (“Wuxi KFC”), for cash consideration of approximately $98 million, increasing the Company’s equity interest to 83%, allowing the Company to consolidate the entity. The acquisition was considered immaterial. We began consolidating Wuxi KFC upon the completion of acquisition. We have a 47% noncontrolling ownership in each of our unconsolidated affiliates that own and operate KFCs in Hangzhou and Suzhou.

The first Pizza Hut in China opened in 1990. As of December 31, 2019, there are over 2,200 Pizza Hut restaurants in China.

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

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of Little Sheep, East Dawning, Taco Bell, Daojia, newly developed COFFii & JOY and our e-commerce business, with the latter two becoming operating segments starting from the first quarter of 2019, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Segment financial information for prior years has been recast to align with this change in segment reporting. There was no impact to the consolidated financial statements of the Company as a result of this change. Additional details on our segment reporting are included in Note 17.

2019 Form 10-K

Note 2 – Summary of Significant Accounting Policies

Our preparation of the accompanying Consolidated Financial Statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Basis of Preparation and Principles of Consolidation. Intercompany accounts and transactions have been eliminated in consolidation. We consolidate entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest. We also consider consolidating an entity in which we have certain interests where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it.

Our most significant variable interests are in entities that operate restaurants under franchise arrangements. We do not generally have an equity interest in our franchisee businesses. Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees. We have variable interests in certain entities that operate restaurants under franchise agreements through real estate lease arrangements with them to which we are a party. At December 31, 2019, the Company had future lease payments due from franchisees, on a nominal basis, of approximately $47 million. As our franchise arrangements provide our franchisee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

Through the acquisition of Daojia, the Company also acquired a VIE and subsidiaries of the VIE effectively controlled by Daojia. There exists a parent-subsidiary relationship between Daojia and its VIE as a result of certain exclusive agreements that require Daojia to consolidate its VIE and subsidiaries of the VIE because Daojia is the primary beneficiary that possesses the power to direct the activities of the VIE that most significantly impact its economic performance, and is entitled to substantially all of the profits and has the obligation to absorb all of the expected losses of the VIE. The acquired VIE and its subsidiaries were considered immaterial, both individually and in the aggregate. The results of Daojia’s operations have been included in the Company’s Consolidated Financial Statements since the acquisition date.

We consolidate the entities that operate KFCs in Shanghai, Beijing and Wuxi where we have controlling interests of 58%, 70% and 83%, respectively. We report Net income attributable to noncontrolling interests, which includes the minority shareholders of the entities, separately on the face of our Consolidated Statements of Income. The portion of equity not attributable to the Company for these entities is reported within equity, separately from the Company’s stockholders’ equity on the Consolidated Balance Sheets.

We have a noncontrolling 47% interest in each of the entities that operate the KFCs in Hangzhou and Suzhou. These entities are not VIEs and our lack of majority voting rights precludes us from controlling these affiliates. Thus, we do not consolidate these affiliates. Instead, we account for them under the equity method. Our share of the net income or loss of these unconsolidated affiliates is included in Other income, net in our Consolidated Statements of Income.

Comparative Information. Certain comparative items in the Consolidated Financial Statements have been reclassified to conform to the current year’s presentation to facilitate comparison.

2019 Form 10-K

Fiscal Calendar. Our fiscal year ends on December 31. Effective at the beginning of fiscal 2018, the Company changed its fiscal calendar from two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter, to four three-month quarters ending on March 31, June 30, September 30 and December 31 of each year. The change was made to align with how management measures performance internally and to facilitate the comparability of our results with peers using calendar quarters.

Foreign Currency. Our functional currency for the operating entities in China is the Chinese Renminbi (“RMB”), the currency of the primary economic environment in which they operate. Income and expense accounts for our operations are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities are then translated into U.S. dollars at exchange rates in effect at the balance sheet date. As of December 31, 2019, net cumulative translation adjustment loss of $49 million was recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency, to the extent they arise, are included in Other income, net in our Consolidated Statements of Income.

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

License fees due to YUM for our Company-owned stores are included within restaurant margin in Occupancy and other operating expenses. Total license fees paid to YUM were $273 million, $263 million and $245 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Certain direct costs of our franchise operations are charged to Franchise expenses. These costs include provisions for estimated uncollectible fees, rent or depreciation expense associated with restaurants we sub-lease to franchisees, and certain other direct incremental franchise support costs.

We also have certain transactions with franchisees and unconsolidated affiliates, which consist primarily of sales of food and paper products, advertising services and other services provided to franchisees and unconsolidated affiliates. Related expenses are included in Expenses for transactions with franchisees and unconsolidated affiliates.

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. The standard allows for either a full retrospective or modified retrospective transition method. Additional amendments were subsequently issued by the FASB to clarify the implementation guidance. The Company adopted these standards on January 1, 2018, and applied the full retrospective approach.

The Company’s revenues primarily include Company sales, Franchise fees and income and Revenues from transactions with franchisees and unconsolidated affiliates.

2019 Form 10-K

Company Sales

Revenues from Company-owned restaurants are recognized when a customer takes possession of the food and tenders payment, which is when our obligation to perform is satisfied. The Company presents sales net of sales-related taxes. We also offer our customers delivery through both our own mobile applications and third-party aggregators’ platforms. For delivery orders placed through our mobile applications, we use our dedicated riders, while for orders placed through third-party aggregators’ platforms, we either used our dedicated riders or third-party aggregators’ delivery staff in the past. With respect to delivery orders delivered by our dedicated riders, we control and determine the price for the delivery service and generally recognize revenue, including delivery fees, when a customer takes possession of the food. When orders are fulfilled by the delivery staff of third-party aggregators, who control and determine the price for the delivery service, we recognize revenue, excluding delivery fees, when control of the food is transferred to the third-party aggregators’ delivery staff. The payment terms with respect to these sales are short-term in nature. Starting in 2019, we used our own dedicated riders to deliver orders placed through aggregators’ platforms to customers of KFC and Pizza Hut stores.

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

Our privilege membership programs offer privilege members rights to multiple benefits, such as free delivery and discounts on certain products. For certain KFC and Pizza Hut privilege membership programs offering a pre-defined amount of benefits that can be redeemed ratably over the membership period, revenue is ratably recognized over the period based on the elapse of time. With respect to the Pizza Hut family privilege membership program offering members a mix of distinct benefits, including a welcome gift and assorted discount coupons with pre-defined quantities, consideration collected is allocated to the benefits provided based on their relative standalone selling price and revenue is recognized when food or services are delivered or the benefits expire. In determining the relative standalone selling price of the benefits, the Company considers likelihood of future redemption based on historical redemption pattern and reviews such estimates periodically based upon the latest available information regarding redemption and expiration patterns.

Franchise Fees and Income

Franchise fees and income primarily include upfront franchise fees, such as initial fees and renewal fees, and continuing fees. We have determined that the services we provide in exchange for upfront franchise fees and continuing fees are highly interrelated with the franchise right. We recognize upfront franchise fees received from a franchisee as revenue over the term of the franchise agreement or the renewal agreement because the franchise rights are accounted for as rights to access our symbolic intellectual property in accordance with ASC 606. The franchise agreement term is generally 10 years for KFC and Pizza Hut, and five or 10 years for Little Sheep. We recognize continuing fees, which are based upon a percentage of franchisee sales, as those sales occur.

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

Revenues from transactions with franchisees and unconsolidated affiliates consist primarily of sales of food and paper products, advertising services and other services provided to franchisees and unconsolidated affiliates.

2019 Form 10-K

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

For advertising services, the Company often engages third parties to provide services and acts as a principal in the transaction based on our responsibilities of defining the nature of the services and administering and directing all marketing and advertising programs in accordance with the provisions of our franchise agreements. The Company collects advertising contributions, which are generally based on certain percentage of sales from substantially all of our restaurants, including franchisees and unconsolidated affiliates. Other services provided to franchisees and unconsolidated affiliates consist primarily of customer and technology support services. Advertising services and other services provided are highly interrelated to franchise right, and are not considered individually distinct. We recognize revenue when the related sales occur.

Loyalty Programs

Each of the Company’s KFC and Pizza Hut reportable segments operates a loyalty program that allows registered members to earn points for each qualifying purchase. Points, which generally expire 18 months after being earned, may be redeemed for future purchases of KFC or Pizza Hut branded products or other products for free or at a discounted price. Points cannot be redeemed or exchanged for cash. The estimated value of points earned by the loyalty program members is recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed, with a corresponding deferred revenue liability included in Accounts payable and other current liabilities on the Consolidated Balance Sheets and subsequently recognized into revenue when the points are redeemed or expire. The Company estimates the value of the future redemption obligations based on the estimated value of the product for which points are expected to be redeemed and historical redemption patterns and reviews such estimates periodically based upon the latest available information regarding redemption and expiration patterns.

Direct Marketing Costs. We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown. Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant. Our direct marketing expenses incurred for Company-owned restaurants were $344 million, $341 million and $333 million in 2019, 2018 and 2017, respectively, and were included in Occupancy and other operating expenses. In addition, the direct marketing costs incurred for franchisees and unconsolidated affiliates were $65 million, $62 million and $69 million in 2019, 2018 and 2017, respectively, and were recorded in Expenses for transactions with franchisees and unconsolidated affiliates.

Research and Development Expenses. Research and development expenses associated with our food innovation activities, which are expensed as incurred, are reported in G&A expenses. Research and development expenses were $4 million, $4 million and $5 million in 2019, 2018 and 2017, respectively.

2019 Form 10-K

Share-Based Compensation. Prior to the separation, all employee equity awards were granted by YUM. Upon the separation, holders of outstanding YUM equity awards generally received both adjusted YUM awards and Yum China awards, or adjusted awards of either YUM or Yum China in their entirety, to maintain the pre-separation intrinsic value of the awards. The modified equity awards have the same terms and conditions as the awards held immediately before the separation, except the number of shares and the price were adjusted. The incremental compensation cost, measured as the excess of the fair value of the award immediately after the modification over the fair value of the award immediately before the modification, based on Black-Scholes option-pricing model was immaterial, and YUM and the Company continue to recognize the unamortized fair value of the awards over the remaining requisite service period as their respective employees continue to provide services. All awards granted following the separation were granted under the Company’s Long Term Incentive Plan (the “2016 Plan”). We recognize all share-based payments to employees and directors, including grants of stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and performance share units (“PSUs”), in the Consolidated Financial Statements as compensation cost over the service period based on their fair value on the date of grant. This compensation cost is recognized over the service period on a straight-line basis, net of an assumed forfeiture rate, for awards that actually vest. Forfeiture rates are estimated at grant date based on historical experience and compensation cost is adjusted in subsequent periods for differences in actual forfeitures from the previous estimates. We present this compensation cost consistent with the other compensation costs for the employee recipient in either payroll and employee benefits or G&A expenses.

Impairment or Disposal of Long-Lived Assets. Long-lived assets, primarily Property, plant and equipment (“PP&E”) and operating lease right-of-use (“ROU”) assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are not recoverable if their carrying value is less than the undiscounted cash flows we expect to generate from such assets. If the assets are not deemed to be recoverable, impairment is measured based on the excess of their carrying value over their fair value.

For purposes of impairment testing for our restaurants, we have concluded that an individual restaurant is the lowest level of independent cash flows unless our intent is to refranchise restaurants as a group. We review our long-lived assets of such individual restaurants (primarily operating lease ROU assets and PP&E) semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. Our primary indicators of potential impairment for our semi-annual impairment testing of these restaurant assets include two consecutive years of operating losses after a restaurant has been open for three years. We evaluate the recoverability of these restaurant assets by comparing the forecasted undiscounted cash flows of the restaurant’s operation, which are based on our entity-specific assumptions, to the carrying value of such assets. The forecasted undiscounted cash flows incorporate our best estimate of sales growth based upon our operation plans for the unit and actual results at comparable restaurants. For restaurant assets that are not deemed to be recoverable, we write down an impaired restaurant to its estimated fair value, which becomes its new cost basis. Fair value is an estimate of the price market participants would pay for the restaurant and its related assets. In determining the fair value of restaurant-level assets, we considered the highest and best use of the assets from market participants’ perspective, which is represented by the higher of the forecasted discounted cash flows from operating restaurants and the price market participants would pay to sub-lease the operating lease ROU assets and acquiring remaining restaurant assets, even if that use differs from the current use by the Company. The after-tax cash flows incorporate reasonable assumptions we believe a franchisee would make such as sales growth and include a deduction for royalties we would receive under a franchise agreement with terms substantially at market. The discount rate used in the fair value calculation is our estimate of the required rate-of-return that a franchisee would expect to receive when purchasing a similar restaurant and the related long-lived assets. The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows. Estimates of the price market participants would pay to sub-lease the operating lease ROU assets are based on comparable market rental information that could be reasonably obtained for the property. In situations where the highest and best use of the restaurant level assets from market participants’ perspective is represented by sub-leasing the operating lease right-of-use assets and acquiring remaining restaurant assets, the Company continues to use these assets in operating its restaurant business, which is consistent with its long-term strategy of growing revenue through operating restaurant concepts.

2019 Form 10-K

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

When we decide to close a restaurant, it is reviewed for impairment, and depreciable lives are adjusted based on the expected disposal date. Other costs incurred when closing a restaurant such as costs of disposing of the assets as well as other facility-related expenses are generally expensed as incurred. Additionally, at the time we decide to close a restaurant, we reassess whether it is reasonably certain that we will exercise the termination option, and remeasure lease liability to reflect changes in lease term and remaining lease payments based on the planned exit date, if applicable. The amount of the re-measurement of the lease liability is recorded as an adjustment to the operating lease ROU asset first, with any remaining amount recorded in Closures and impairment expenses if the carrying amount of the operating lease ROU asset is reduced to zero. Any costs recorded upon store closure as well as any subsequent adjustments to remaining operating lease ROU assets and lease liabilities as a result of lease termination are recorded in Closures and impairment expenses. In the event we are forced to close a store and receive compensation for such closure, that compensation is recorded in Closures and impairment expenses. To the extent we sell assets associated with a closed store, any gain or loss upon that sale is also recorded in Closures and impairment expenses.

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, lease term and refranchising proceeds. Accordingly, actual results could vary significantly from our estimates.

Government Subsidies. Government subsidies primarily consist of financial subsidies received from provincial and local governments for operating a business in their jurisdictions and compliance with specific policies promoted by the local governments. There are no defined rules and regulations to govern the criteria necessary for companies to receive such benefits, and the amount of financial subsidy is determined at the discretion of the relevant government authorities. Government subsidies are recognized when it is probable that the Company will comply with the conditions attached to them, and the subsidies are received. If the subsidy is related to an expense item, it is recognized as a reduction to the related expense to match the subsidy to the costs that it is intended to compensate. If the subsidy is related to an asset, it is deferred and recorded in other liabilities and then recognized ratably over the expected useful life of the related asset in the Consolidated Statements of Income.

2019 Form 10-K

Income Taxes. We record deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences or carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Additionally, in determining the need for recording a valuation allowance against the carrying amount of deferred tax assets, we consider the amount of taxable income and periods over which it must be earned, actual levels of past taxable income and known trends and events or transactions that are expected to affect future levels of taxable income. Where we determine that it is more likely than not that all or a portion of an asset will not be realized, we record a valuation allowance.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law effective for tax years beginning after December 31, 2017. The Tax Act requires complex computations with significant estimates to be performed, significant judgments to be made in interpretation of the provisions, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, the SEC and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our current interpretation. We completed our analysis of the Tax Act in the fourth quarter of 2018 according to guidance released by the U.S. Treasury Department and the IRS as of December 2018 and made an adjustment of $36 million to reduce the provisional amount for transition tax recorded in 2017 accordingly. The U.S. Treasury Department and the IRS released the final transition tax regulations in the first quarter of 2019. We completed the evaluation of the impact on our transition tax computation based on the final regulations released in the first quarter of 2019 and recorded an additional income tax expense of $8 million for the transition tax accordingly.

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

2019 Form 10-K

Pursuant to the China Enterprise Income Tax Law (“EIT Law”), a 10% PRC withholding tax is generally levied on dividends declared by companies in China to their non-resident enterprise investors unless otherwise reduced according to treaties or arrangements between the Chinese central government and the governments of other countries or regions where the non-China resident enterprises are incorporated. Hong Kong has a tax arrangement with mainland China that provides for a 5% withholding tax on dividends distributed to a Hong Kong resident enterprise, upon meeting certain conditions and requirements, including, among others, that the Hong Kong resident enterprise own at least 25% equity interest of the Chinese enterprise and is a “beneficial owner” of the dividends. We believe that our Hong Kong subsidiary, which is the equity holder of our Chinese subsidiaries, met the relevant requirements pursuant to the tax arrangement between mainland China and Hong Kong in 2018 and is expected to meet the requirements in the subsequent years; thus, it is more likely than not that our dividends declared or earnings expected to be repatriated since 2018 are subject to the reduced withholding tax of 5%.

See Note 16 for a further discussion of our income taxes.

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

Accounts Receivable. Accounts Receivable consist of trade receivables and royalties from franchisees and unconsolidated affiliates, and are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts receivable on the Consolidated Balance Sheets. Our provision for uncollectible receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due. Additionally, we monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe it is probable that our franchisees will be unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Trade receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. Receivables due from unconsolidated affiliates including trade receivables and dividend receivables were $58 million and $65 million as of December 31, 2019 and 2018, respectively.

2019 Form 10-K

Receivables from Payment Processors or Aggregators. Receivables from payment processors such as WeChat and Alipay or aggregators are cash due from them for clearing transactions and are included in Prepaid expenses and other current assets. The cash was paid by customers through these payment processors or aggregators for food provided by the Company. The Company considers and monitors the credit worthiness of the third-party payment processors and aggregators used. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Receivable balances are written off after all collection efforts have been exhausted. As of December 31, 2019 and 2018, no allowance for doubtful accounts was provided for such receivables.

Inventories. We value our inventories at the lower of cost (computed on the first-in, first-out method) or net realizable value.

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

Leases. The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”) and subsequent amendments issued by FASB on January 1, 2019, using a modified retrospective method for leases that exist at, or are entered into after, January 1, 2019, and has not recast the comparative periods presented in the Consolidated Financial Statements.

Prior to the adoption of ASC 842, operating leases were not recognized on the balance sheet of the Company, but rent expenses with fixed escalating payments and/or rent holidays were recognized on a straight-line basis over the lease term. Contingent rentals are generally based on sales levels, and thus are included in rent expense when attainment of the contingency is considered probable (e.g., when Company sales occur).

Upon adoption of ASC 842, ROU assets and lease liabilities are recognized upon lease commencement for operating leases based on the present value of lease payments over the lease term. As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate at the lease commencement date in determining the imputed interest and present value of lease payments. The incremental borrowing rate was determined using a portfolio approach based on the rate of interest that we would have to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The incremental borrowing rate is primarily influenced by the risk-free interest rate of China, the Company’s credit rating and lease term, and is updated on a quarterly basis for measurement of new lease liabilities.

For operating leases, the Company recognizes a single lease cost on a straight-line basis over the remaining lease term. For finance leases, the Company recognizes straight-line amortization of the ROU asset and interest on the lease liability. This is consistent with the historical recognition of finance leases, which was unchanged upon adoption of ASC 842. For rental payments either based on a percentage of the restaurant’s sales in excess of a fixed base amount or solely based on a percentage of the restaurant’s sales, they are recognized as variable lease expenses as incurred.

The Company has elected not to recognize ROU assets or lease liabilities for leases with an initial term of 12 months or less; we recognize lease expense for these leases on a straight-line basis over the lease term. In addition, the Company has elected not to separate non-lease components (e.g., common area maintenance fees) from the lease components.

2019 Form 10-K

From time to time, we purchase the rights to use government-owned land and the building occupying the land for a fixed period of time. Prior to the adoption of ASC 842, these land use rights and related buildings were recorded in Other Assets and Property, Plant and Equipment in our Consolidated Balance Sheets, and are amortized on a straight-line basis over the term of the land use right. Upon the adoption of ASC 842 on January 1, 2019, land use rights acquired are assessed in accordance with ASC 842 and recognized in right-of-use assets if they meet the definition of lease.

See Note 11 for further discussions on our leases.

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

Goodwill and Intangible Assets. From time to time, the Company acquires restaurants from our existing franchisees or acquires another business, including restaurants business of unconsolidated affiliates. Goodwill from these acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. Goodwill is not amortized and has been assigned to reporting units for purposes of impairment testing. Our reporting units are our individual operating segments.

We evaluate goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairment might exist. We have selected the beginning of our fourth quarter as the date on which to perform our ongoing annual impairment test for goodwill. We may elect to perform a qualitative assessment for our reporting units to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, then the reporting unit’s fair value is compared to its carrying value. Fair value is the price a willing buyer would pay for a reporting unit, and is generally estimated using discounted expected future after-tax cash flows from the business operation of the reporting unit. The discount rate is our estimate of the required rate-of-return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows. If the carrying value of a reporting unit exceeds its fair value, we will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit.

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

We evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its estimated remaining useful life. Intangible assets that are deemed to have a finite life are generally amortized on a straight-line basis to their residual value.

2019 Form 10-K

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

Our finite-lived intangible assets that are not allocated to an individual restaurant are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. An intangible asset that is deemed not recoverable based on forecasted undiscounted future cash flow is written down to its estimated fair value, which is our estimate of the price a willing buyer would pay for the intangible asset based on discounted expected future after-tax cash flows. For purposes of our impairment analysis, we update the cash flows that were initially used to value the finite-lived intangible asset to reflect our current estimates and assumptions over the asset’s future remaining life. During the year ended December 31, 2019 and 2018, we recorded an impairment charge of $11 million and $12 million, respectively, on intangible assets and goodwill attributable to the Daojia business. See Note 5 for additional details.

Equity Investments. The Company’s equity investments include investments in unconsolidated affiliates and investments in equity securities with readily determinable fair value.

The Company applies the equity method to account for the investments in unconsolidated affiliates over which it has significant influence but does not control. Equity method investments are included as Investments in unconsolidated affiliates on our Consolidated Balance Sheets. Our share of the earnings or losses of equity method investees are included within Other income, net on our Consolidated Statements of Income. We record impairment charges related to an investment in an unconsolidated affiliate whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary. In addition, we evaluate our investments in unconsolidated affiliates for impairment when they have experienced two consecutive years of operating losses.

For our investments in equity securities with readily determinable fair value, over which the Company has neither significant influence nor control, they are measured at fair value with subsequent changes recognized in net income.

Financial Instruments. We account for derivative instruments and liability-classified equity contracts (e.g., warrants) as either assets or liabilities in the Consolidated Balance Sheets. The financial instruments are recorded at their respective fair value as determined on the day of issuance and subsequently adjusted to the fair value at each reporting date. Changes in the fair value of financial instruments are recognized periodically in the Consolidated Statements of Income. The estimated fair values of derivative instruments and liability-classified equity contracts are determined at discrete points in time using standard valuation techniques.

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

2019 Form 10-K

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

Retirement Plans. Certain of the Company’s employees participate in noncontributory defined benefit plans and post-retirement medical plans sponsored by YUM prior to October 31, 2016. Subsequent to the separation, employees participating in YUM’s plans were enrolled in the Yum China Holdings, Inc. Leadership Retirement Plan (“YCHLRP”), an unfunded, unsecured account-based retirement plan which allocates a percentage of pay to an account payable to the executive following the executive’s separation of employment from the Company or attainment of age 55.

The Company also offers other defined contribution plans to employees. The total contribution for such employee benefits was expensed as incurred. The Company has no additional legal obligation or liabilities for the benefits beyond the paid and accrued amounts. See Note 13 for additional information.

PRC Value-Added Tax. The Company has been subject to VAT within the normal course of its restaurant business nationwide since May 1, 2016.

Entities that are VAT general taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as an input VAT credit asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, on the Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any input VAT credit asset for recoverability, giving consideration to the indefinite life of the input VAT credit assets as well as its forecasted operating results and capital spending, which inherently includes significant assumptions that are subject to change.

As of December 31, 2019 and 2018, an input VAT credit asset of $243 million and $226 million, were recorded in Other assets, respectively, and payable of $5 million and $5 million, were recorded in Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against VAT payables more than one year from December 31, 2019. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the Company expected to use the credit within one year.

Earnings Per Share. Basic earnings per share represent net earnings to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. See Note 4 for further information.

2019 Form 10-K

Common Stock Repurchases. We may repurchase shares of Yum China common stock under a program authorized by our board of directors from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. Shares repurchased are included in treasury stock in the financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The FASB subsequently issued amendments to clarify the implementation guidance. The Company adopted these standards on January 1, 2019, using a modified retrospective method for leases that exist at, or are entered into after, January 1, 2019, and has not recast the comparative periods presented in the Consolidated Financial Statements. Additionally, we elected the package of practical expedients that allowed us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases.

Upon the adoption of ASC 842, the Company recognized ROU assets and lease liabilities of approximately $2.0 billion and $2.2 billion, respectively, for operating leases of the land and/or building of our restaurants and office spaces based on the present value of lease payments over the lease term. In addition, an impairment charge of $60 million (net of related impact on deferred taxes and noncontrolling interests) on ROU assets arising from existing operating leases as of January 1, 2019 was recorded as an adjustment to retained earnings, as the additional impairment charge would have been recorded before adoption had the operating lease ROU assets been recognized at the time of impairment.

2019 Form 10-K

The following table summarizes the effect on the Consolidated Balance Sheets as a result of adopting ASC 842.

	December 31, 2018	Effect of adoption		January 1, 2019

ASSETS
Current Assets
Cash and cash equivalents	$1,266			$1,266
Short-term investments	122			122
Accounts receivable, net	80			80
Inventories, net	307			307
Prepaid expenses and other current assets	177	(39)	(a)	138
Total Current Assets	1,952	(39)		1,913
Property, plant and equipment, net	1,615	(1)		1,614
Operating lease right-of-use assets	—	1,997	(b)	1,997
Goodwill	266			266
Intangible assets, net	116	(2)	(c)	114
Deferred income taxes	89	19	(d)	108
Investments in unconsolidated affiliates	81	(1)		80
Other assets	491	(4)	(c)	487
Total Assets	$4,610	$1,969		$6,579
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,199	$320	(e)	$1,519
Income taxes payable	54			54
Total Current Liabilities	1,253	320		1,573
Non-current operating lease liabilities	—	1,860	(f)	1,860
Non-current finance lease liabilities	25	—		25
Other liabilities	355	(148)	(g)	207
Total Liabilities	1,633	2,032		3,665
Redeemable Noncontrolling Interest	1			1
Equity
Common stock	4			4
Treasury stock	(460)			(460)
Additional paid-in capital	2,402			2,402
Retained earnings	944	(60)	(h)	884
Accumulated other comprehensive loss	(17)			(17)
Total Yum China Holdings, Inc. Stockholders’ Equity	2,873	(60)		2,813
Noncontrolling interests	103	(3)	(i)	100
Total Equity	2,976	(63)		2,913
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$4,610	$1,969		$6,579

(a)	Represents the current portion of prepaid rent reclassified to operating lease ROU assets.

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

2019 Form 10-K

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

Note 3 – Revenue

The following table presents revenue disaggregated by types of arrangements and segments:

	2019
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$5,839	$2,045	$41	$—	$7,925	$—	$7,925
Franchise fees and income	136	4	8	—	148	—	148
Revenues from transactions with franchisees and unconsolidated affiliates	64	4	28	558	654	—	654
Other revenues	1	1	81	4	87	(38)	49
Total revenues	$6,040	$2,054	$158	$562	$8,814	$(38)	$8,776

2019 Form 10-K

	2018
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Company sales	$5,495	$2,106	$32	$—	$7,633	$—	$7,633
Franchise fees and income	132	3	6	—	141	—	141
Revenues from transactions with franchisees and unconsolidated affiliates	61	2	26	514	603	—	603
Other revenues	—	—	51	3	54	(16)	38
Total revenues	$5,688	$2,111	$115	$517	$8,431	$(16)	$8,415

(a)

As COFFii & JOY and our e-commerce business became operating segments starting from the first quarter of 2019, revenue by segment information for 2018 has been recast to align with the change in segment reporting. Additional details on our reportable segments are included in Note 17.

	2017
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$4,863	$2,090	$40	$—	$6,993	$—	$6,993
Franchise fees and income	134	2	5	—	141	—	141
Revenues from transactions with franchisees and unconsolidated affiliates	69	1	25	504	599	—	599
Other revenues	—	—	36	—	36	—	36
Total revenues	$5,066	$2,093	$106	$504	$7,769	$—	$7,769

Franchise Fees and Income

	2019	2018	2017
Initial fees, including renewal fees	$8	$7	$6
Continuing fees and rental income	140	134	135
Franchise fees and income	$148	$141	$141

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets in the Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees and unconsolidated affiliates. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $9 million and $8 million at December 31, 2019 and 2018, respectively.

2019 Form 10-K

Contract Liabilities

Contract liabilities at December 31, 2019 and 2018 were as follows:

	2019	2018

Contract liabilities
- Deferred revenue related to prepaid stored-value products	$86	$70
- Deferred revenue related to upfront franchise fees	39	37
- Deferred revenue related to customer loyalty programs	24	17
- Deferred revenue related to privilege membership programs	16	3
- Others	3	—
Total	$168	$127

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs, and customer loyalty programs is included in Accounts payable and other current liabilities in the Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of the year amounted to $68 million and $46 million in 2019 and 2018, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the years presented.

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

Note 4 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted earnings per share (in millions, except for per share data):

	2019	2018	2017
Net Income – Yum China Holdings, Inc.	$713	$708	$398
Weighted-average common shares outstanding (for basic calculation)(a)	377	384	387
Effect of dilutive share-based awards(a)	8	9	10
Effect of dilutive warrants(b)	3	2	1
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	388	395	398
Basic Earnings Per Share	$1.89	$1.84	$1.03
Diluted Earnings Per Share	$1.84	$1.79	$1.00
Share-based awards and warrants excluded from the diluted EPS computation(c)	2	6	10

2019 Form 10-K

(a)

As a result of the separation, shares of Yum China common stock were distributed to YUM’s shareholders of record as of October 19, 2016 and included in the calculated weighted-average common shares outstanding. Holders of outstanding YUM equity awards generally received both adjusted YUM awards and Yum China awards, or adjusted awards of either YUM or Yum China in their entirety. Any subsequent exercise of these awards, whether held by the Company’s employees or YUM’s employees, would increase the number of common shares outstanding. The incremental shares arising from outstanding equity awards are included in the computation of diluted EPS, if there is dilutive effect. See Note 14 for a further discussion of share-based compensation.

(b)

Pursuant to the investment agreements dated September 1, 2016 (Note 10), Yum China issued to strategic investors two tranches of warrants on January 9, 2017, with each tranche initially providing the right to purchase 8,200,405 shares of Yum China common stock, at an initial exercise price of $31.40 and $39.25 per share, respectively, subject to customary anti-dilution adjustments. The warrants may be exercised at any time through October 31, 2021. The incremental shares arising from outstanding warrants are included in the computation of diluted EPS, if there is dilutive effect when the average market price of Yum China common stock for the year exceeds the applicable exercise price of the warrants.

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

Meituan Dianping (“Meituan”) investment

The Company subscribed for 8 million, or less than 1%, of the ordinary shares of Meituan, an e-commerce platform for services in China, for a total consideration of approximately $74 million, when it launched its initial public offering on the Hong Kong Stock Exchange in September 2018. The Company accounted for the equity securities at fair value with subsequent fair value changes recorded in our Consolidated Statements of Income. The fair value of the investment in Meituan is determined based on the closing market price for the shares at the end of each reporting period. The related unrealized gain of $63 million and unrealized loss of $27 million was included in Investment gain or loss in our Consolidated Statements of Income for the years ended December 31, 2019 and 2018, respectively.

Daojia impairment

During the years ended December 31, 2019 and 2018, we recorded impairment charges of $2 million and $12 million, respectively, on the intangible assets acquired from the Daojia business primarily attributable to its platform.

2019 Form 10-K

Additionally, during the year ended December 31, 2019, goodwill related to Daojia reporting unit was fully impaired, resulting in an impairment charge of $9 million.

The fair values of Daojia intangible assets and reporting unit were based on the estimated price a willing buyer would pay, using unobservable inputs (level 3). The fair values of intangible assets were determined using a relief-from-royalty valuation approach, with estimated future sales and royalty rates as significant inputs. The fair value of the reporting unit was determined using an income approach with future cash flow estimates supported by estimated future sales and margin. Both valuation approaches incorporated a selection of an appropriate discount rate based on weighted-average cost of capital and company-specific risk premium.

For the years ended December 31, 2019 and 2018, these non-cash impairment charges totaling $11 million and $12 million, respectively, were included in Closures and impairment expenses in our Consolidated Statements of Income, but were not allocated to any segment for performance reporting purposes. We recorded tax benefit of $1 million and $3 million associated with the impairment, respectively, and allocated $2 million and $1 million of the after-tax impairment charge to Net Income - noncontrolling interests, respectively, which resulted in a net impairment charge of $8 million and $8 million allocated to Net Income – Yum China Holdings, Inc., respectively, for the years ended December 31, 2019 and 2018.

Income Taxes

The Company recorded $164 million as an additional income tax expense in the fourth quarter of 2017, the period in which the Tax Act was enacted. It includes an estimated one-time transition tax of $130 million on the deemed repatriation of accumulated undistributed foreign earnings, $5 million primarily related to the re-measurement of certain deferred tax assets based on the rates at which they are expected to reverse in the future, and the valuation allowance of $30 million for certain deferred tax assets. We completed our analysis of the Tax Act in the fourth quarter of 2018 according to guidance released by the U.S. Treasury Department and IRS as of December 2018 and made an adjustment of $36 million to reduce the provisional amount for transition tax recorded in 2017 accordingly. The U.S. Treasury Department and the IRS released the final transition tax regulations in the first quarter of 2019. We completed the evaluation of the impact on our transition tax computation based on the final regulations released in the first quarter of 2019 and recorded an additional income tax expense of $8 million for the transition tax accordingly.

Note 6 – Other Income, net

	2019	2018	2017
Equity income from investments in unconsolidated affiliates	$69	$65	$65
Gain from re-measurement of equity interest upon acquisition(a)	—	98	—
Foreign exchanges and other	(9)	(11)	(1)
Other income, net	$60	$152	$64

(a)

As a result of the acquisition of Wuxi KFC in the first quarter of 2018, as disclosed in Note 5, the Company recognized a gain of $98 million from the re-measurement of our previously held 47% equity interest at fair value, which was not allocated to any segment for performance reporting purposes.

Note 7 – Supplemental Balance Sheet Information

Accounts Receivable, net	2019	2018
Accounts receivable, gross	$89	$81
Allowance for doubtful accounts	(1)	(1)
Accounts receivable, net	$88	$80

2019 Form 10-K

Prepaid Expenses and Other Current Assets	2019	2018
Receivables from payment processors and aggregators	$41	$49
Prepaid rent	2	42
Dividends receivable from unconsolidated affiliates	8	20
Other prepaid expenses and current assets	83	66
Prepaid expenses and other current assets	$134	$177

Property, Plant and Equipment	2019	2018
Buildings and improvements	$2,159	$2,121
Finance leases, primarily buildings	30	26
Machinery and equipment and construction in progress	1,282	1,201
Property, plant and equipment, gross	3,471	3,348
Accumulated depreciation	(1,877)	(1,733)
Property, plant and equipment, net	$1,594	$1,615

Depreciation and amortization expense related to property, plant and equipment was $408 million, $414 million and $391 million in 2019, 2018 and 2017, respectively.

Other Assets	2019	2018
VAT assets	$243	$226
Land use right	133	138
Investment in equity securities	110	47
Long-term deposits	71	64
Costs to obtain contracts	9	8
Restricted cash	9	—
Others	5	8
Other Assets	$580	$491

Amortization expense related to land use right was $4 million, $5 million and $4 million in 2019, 2018 and 2017, respectively.

Accounts Payable and Other Current Liabilities	2019	2018
Accounts payable	$623	$619
Operating leases liabilities	382	—
Accrued compensation and benefits	223	200
Accrued capital expenditures	150	137
Contract liabilities	135	96
Accrued marketing expenses	64	32
Other current liabilities	114	115
Accounts payable and other current liabilities	$1,691	$1,199

Other Liabilities	2019	2018
Accrued income tax payable	$69	$71
Deferred income tax liabilities	67	65
Contract liabilities	33	31
Deferred rental accrual	—	144
Other noncurrent liabilities	41	44
Other liabilities	$210	$355

2019 Form 10-K

Reconciliation of Cash, Cash equivalents, and Restricted Cash for Consolidated Statements of Cash Flows

	2019	2018
Cash and cash equivalents as presented in Consolidated Balance Sheets	$1,046	$1,266
Restricted cash included in Other assets (a)	9	—
Cash, Cash Equivalents and Restricted Cash as presented in Consolidated Statements of Cash Flows	$1,055	$1,266

(a)

Restricted cash included in Other assets within our Consolidated Balance Sheet represents amounts deposited into an escrow account pursuant to a definitive agreement entered in August 2019 to acquire a controlling interest in the Huang Ji Huang group, a leading Chinese-style casual dining franchise business. Subject to the satisfaction of closing conditions, the acquisition is expected to close in the first half of 2020. The acquisition is considered immaterial.

Note 8 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2017
Goodwill, gross	$490	$80	$19	$391
Accumulated impairment losses(a)	(382)	—	—	(382)
Goodwill, net	108	80	19	9
Goodwill acquired(b)	175	175	—	—
Effect of currency translation adjustment and other	(17)	(17)	—	—
Balance as of December 31, 2018
Goodwill, gross	648	238	19	391
Accumulated impairment losses(a)	(382)	—	—	(382)
Goodwill, net	266	238	19	9
Goodwill impairment(c)	(9)	—	—	(9)
Effect of currency translation adjustment and other	(3)	(3)	—	—
Balance as of December 31, 2019
Goodwill, gross	645	235	19	391
Accumulated impairment losses	(391)	—	—	(391)
Goodwill, net	$254	$235	$19	$—

(a)	Accumulated impairment losses represent Little Sheep goodwill related impairment.

(b)	Goodwill acquired resulted from the acquisition of Wuxi KFC. (Note 1).

(c)	In 2019, we recorded an impairment charge of $9 million on goodwill attributable to the Daojia reporting unit (Note 5).

2019 Form 10-K

Intangible assets, net as of December 31, 2019 and 2018 are as follows:

	2019				2018
	Gross Carrying Amount(a)	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$148	$(113)	$—	$35	$150	$(100)	$—	$50
Daojia platform	16	(4)	(12)	—	16	(3)	(10)	3
Customer-related assets	12	(8)	(2)	2	12	(8)	(2)	2
Others(c)	9	(4)	—	5	17	(9)	—	8
	$185	$(129)	$(14)	$42	$195	$(120)	$(12)	$63
Indefinite-lived intangible assets
Little Sheep trademark	$52	$—	$—	$52	$53	$—	$—	$53

Total intangible assets	$237	$(129)	$(14)	$94	$248	$(120)	$(12)	$116

(a)	Changes in gross carrying amount include effect of currency translation adjustment.

(b)

In 2019 and 2018, we recorded impairment charges of $2 million and $12 million on intangible assets acquired from Daojia primarily attributable to the Daojia platform, respectively. See Note 5 for details.

(c)

Decrease in Others in 2019 is primarily due to the reclassification of favorable lease assets, with a gross value of $7 million and accumulated amortization of $5 million, to right-to-use assets upon adoption of ASC 842.

Amortization expense for finite-lived intangible assets was $16 million in 2019, $26 million in 2018 and $14 million in 2017. Amortization expense for finite-lived intangible assets is expected to approximate $12 million in 2020, $12 million in 2021, $12 million in 2022, $2 million in 2023 and $1 million in 2024.

Note 9 – Credit Facilities

As of December 31, 2019, the Company had credit facilities of RMB2,893 million (approximately $415 million), comprised of onshore credit facilities of RMB1,500 million (approximately $215 million) in the aggregate and offshore credit facilities of $200 million in the aggregate.

The credit facilities had remaining terms ranging from less than one year to three years as of December 31, 2019. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China, Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC or London Interbank Offered Rate (“LIBOR”) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Interest on any outstanding borrowings is due at least monthly. Some of the onshore credit facilities contain sub-limits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of December 31, 2019, we had outstanding bank guarantees of RMB 85 million (approximately $12 million) to secure our lease payment to landlords for certain Company-owned restaurants. The credit facilities were therefore reduced by the same amount, while there were no borrowings outstanding as of December 31, 2019.

2019 Form 10-K

Note 10 – Investment Agreements with Strategic Investors

On September 1, 2016, YUM and the Company entered into investment agreements (the “Investment Agreements”) with each of Pollos Investment L.P., an affiliate of Primavera Capital Group (“Primavera”), and API (Hong Kong) Investment Limited, an affiliate of Zhejiang Ant Small and Micro Financial Services Group Co., Ltd. (“Ant Financial” and, together with Primavera, the “Investors”). Pursuant to the Investment Agreements, on November 1, 2016 (“Closing Date”), Primavera and Ant Financial invested $410 million and $50 million, respectively, for a collective $460 million investment (the “Investment”) in the Company in exchange for: (i) shares of Yum China common stock representing in the aggregate 5% of Yum China common stock issued and outstanding immediately following the separation subject to Post-Closing Adjustment for a final aggregate ownership of between 4.3% and 5.9% in Yum China and (ii) two tranches of warrants (the “Warrants”), exercisable for an approximate additional 4% ownership, in the aggregate, of Yum China common stock issued and outstanding after the separation, taking into account the shares previously issued to the Investors. Immediately before the closing of the Investment, Yum China had 363,758,219 shares of common stock issued and outstanding, with a par value US$0.01 per share. Pursuant to the Investment Agreements, on November 1, 2016, Yum China issued 17,064,172.74 and 2,080,996.68 shares of common stock (the “Closing Shares”) at US$24.03 per share (“Closing Price”) to Primavera and Ant Financial, respectively, subject to adjustment as described below.

Pursuant to the Investment Agreements, the Investors and the Company determined the volume weighted-average trading price (“VWAP”) per share of Company common stock over the trading days occurring over the period from December 1, 2016 to December 30, 2016 (the “Measurement Period”), and discounted such VWAP by 8% (the “Adjusted VWAP Price Per Share”).

Since the Adjusted VWAP Price Per Share of $25.05 exceeded the Closing Price of US$24.03 paid by the Investors at the Closing Date, on January 9, 2017, the Company repurchased from Primavera and Ant Financial 699,394.74 and 85,291.68 shares of common stock, respectively, at par value of $0.01 per share, based on the Adjusted VWAP Price Per Share as determined on December 30, 2016. The repurchased shares were included in Treasury Stock as of December 31, 2016 in the Consolidated Financial Statements.

In addition, pursuant to the terms of the Investment Agreements, on January 9, 2017, Yum China issued to each of the Investors two tranches of Warrants. Upon exercise, the first tranche of Warrants initially provided Primavera and Ant Financial with the right to purchase 7,309,057 and 891,348 shares of Yum China common stock, respectively, at an initial exercise price of $31.40 per share. The second tranche of Warrants initially provided Primavera and Ant Financial with the right to purchase the same number of shares of Yum China common stock purchasable by Primavera and Ant Financial under the first tranche of Warrants, at an initial exercise price of $39.25 per share. The initial exercise price for the Warrants was based on $12 billion and $15 billion for the first tranche and second tranche, respectively, divided by the number of shares of common stock, including the Closing Shares after the Post-Closing Adjustment, issued and outstanding as of the Closing Date. The Warrants may be exercised at any time through October 31, 2021 and contain customary anti-dilution protections.

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

2019 Form 10-K

In October and November 2019, Primavera entered into pre-paid forward sale transactions with several financial institutions (the "Dealers"), pursuant to which Primavera is obligated to deliver to the Dealers all of its second tranche of Warrants.

Note 11 – Leases

As of December 31, 2019, we operated over 7,300 company-owned restaurants, leasing the underlying land and/or building. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In limited cases, we sub-lease certain restaurants to franchisees in connection with refranchising transactions or lease our properties to other third parties. The lease payments under these leases are generally based on the higher of a fixed base rent or a percentage of the restaurant’s annual sales. Income from sub-lease agreements with franchisees or lease agreements with other third parties are included in Franchise fees and income and Other revenue, respectively, within our Consolidated Statements of Income. The impact of ASC 842 on our accounting as a lessor was not significant.

Supplemental Balance Sheet
	12/31/2019	Account Classification
Assets
Operating lease right-of-use assets	$1,985	Operating lease right-of-use assets
Finance lease right-of-use assets	18	Property, plant and equipment, net
Total leased assets	$2,003

Liabilities
Current
Operating lease liabilities	$382	Accounts payable and other current liabilities
Finance lease liabilities	2	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,803	Non-current operating lease liabilities
Finance lease liabilities	26	Non-current finance lease liabilities
Total lease liabilities	$2,213

2019 Form 10-K

Summary of Lease Cost	Year Ended	Account Classification
	12/31/2019

Operating lease cost	$472	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	1	Occupancy and other operating expenses
Interest on lease liabilities	2	Interest expense, net
Variable lease cost	325	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	10	Occupancy and other operating expenses or G&A
Sub-lease income	(27)	Franchise fees and income or Other revenues
Total lease cost	$783

Supplemental Cash Flow Information	Year Ended
12/31/2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$481
Operating cash flows from finance leases	1
Financing cash flows from finance leases	2
Right-of-use assets obtained in exchange for new lease liabilities(a):
Operating leases	$346
Finance leases	4

(a)

This supplemental non-cash disclosure for ROU obtained in exchange for new lease liabilities also includes noncash transactions resulting in adjustments to the lease liability or ROU asset due to modification or other reassessment events.

Lease Term and Discount Rate	12/31/2019
Weighted-average remaining lease term (years)
Operating leases	7.1
Finance leases	11.5

Weighted-average discount rate
Operating leases	6.1%
Finance leases	5.9%

2019 Form 10-K

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of December 31, 2019 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
2020	$504	$4	$508
2021	448	4	452
2022	389	4	393
2023	325	3	328
2024	261	3	264
Thereafter	781	21	802
Total undiscounted lease payment	2,708	39	2,747
Less: imputed interest (b)	523	11	534
Present value of lease liabilities	$2,185	$28	$2,213

(b)

As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of December 31, 2019, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $84 million. These leases will commence between 2020 and 2023 with lease terms of 1 year to 20 years.

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

Note 12 – Fair Value Measurements and Disclosures

The Company’s financial assets and liabilities primarily consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and lease liabilities, and the carrying values of these assets and liabilities approximate their fair value in general.

2019 Form 10-K

The Company accounts for its investment in the equity securities of Meituan at fair value, which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our Consolidated Statements of Income.

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred in 2019 and 2018.

		Fair Value Measurement or Disclosure at December 31, 2019
	Balance at December 31, 2019	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$407		$407
Money market funds	331	331
Total cash equivalents	738	331	407	—
Short-term investments:
Time deposits	611		611
Total short-term investments	611		611
Other assets:
Investment in equity securities	110	110
Total	$1,459	$441	$1,018	$—

		Fair Value Measurement or Disclosure at December 31, 2018
	Balance at December 31, 2018	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$570	$—	$570	$—
Money market funds	226	226
Fixed income debt securities(a)	153	153
Total cash equivalents	949	379	570	—
Short-term investments:
Time deposits	122		122
Total short-term investments	122	—	122	—
Other assets:
Investment in equity securities	47	47
Total	$1,118	$426	$692	$—

(a)	Classified as held-to-maturity investments and measured at amortized cost.

2019 Form 10-K

Non-recurring fair value measurements

In addition, certain of the Company’s restaurant-level assets (including operating lease ROU assets, property, plant and equipment), goodwill and intangible assets, are measured at fair value based on unobservable inputs (Level 3) on a non-recurring basis, if determined to be impaired.

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the years ended December 31, 2019, 2018 and 2017. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective year-end dates.

	2019	2018	2017	Account Classification
ROU impairment prior to the adoption of ASC 842 (a)	$82	$—	$—	Retained Earnings
Restaurant-level impairment (b)	28	27	41	Closure and impairment expenses, net
Daojia impairment (c)	11	12	—	Closure and impairment expenses, net
Income from the reversal of contingent consideration (d)	—	—	(3)	Other income, net
Total	$121	$39	$38

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

(b)

Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted primarily from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. We also performed an additional impairment evaluation upon adoption of ASC 842 in the first quarter of 2019. The remaining net book value of assets measured at fair value during the years ended December 31, 2019, 2018 and 2017 was insignificant.

(c)	See Note 5 for further discussion.

(d)

During 2017, we recognized income of $3 million from the reversal of contingent consideration previously recorded for a business combination (Level 3), as the fair value of such contingent consideration is considered to be nil given the remote likelihood of the payment obligation.

2019 Form 10-K

Note 13 –Retirement Plans

For executives who were hired or re-hired after September 30, 2001, YUM has implemented the YUM LRP. This is an unfunded, unsecured account-based retirement plan which allocates a percentage of pay to an account payable to the executive following the executive’s separation of employment from YUM or attainment of age 55. The Company adopted the YCHLRP upon separation while the assets and liabilities associated with these employees under YUM LRP were transferred to YCHLRP. YCHLRP will continue to be in effect until terminated by the Company’s board of directors. The terms of the YCHLRP are substantially similar to the terms of the YUM LRP. Under the YCHLRP, certain executives who are at least age 21, who are classified as salary level 12, who are not eligible to participate in a tax-qualified defined benefit plan, and who satisfy certain additional requirements as to work location and assignment, are eligible to participate in the YCHLRP if selected for participation by the Company. The YCHLRP is an unfunded, unsecured account-based retirement plan that allocates a percentage of pay to an account payable to an executive following the later to occur of the executive’s separation of employment from the Company or attainment of age 55. Under the YCHLRP, participants aged 55 or older are entitled to a lump sum distribution of their account balance on the last day of the calendar quarter that occurs on or follows their separation of employment. The liabilities of $4.8 million and $4.4 million attributable to our employees under the YCHLRP as of December 31, 2019 and 2018, respectively, are included in our Consolidated Balance Sheets.

YUM offers certain of the Company’s executives working in China retirement benefits under the Bai Sheng Restaurants China Holdings Limited Retirement Scheme (previously known as the Bai Sheng Restaurants (Hong Kong) Ltd. Retirement Scheme). Under this defined contribution plan, YUM provides a company funded contribution ranging from 5% to 10% of an executive’s base salary. Upon termination, participants will receive a lump sum equal to a percentage of the Company’s contributions inclusive of investment return. This percentage is based on a vesting schedule that provides participants with a vested 30% interest upon completion of a minimum of 3 years of service, and an additional 10% vested interest for each additional completed year, up to a maximum of 100%. The Company adopted the same plan after the separation and the contribution amount to the plan for the years ended December 31, 2019, 2018 and 2017 was insignificant.

As stipulated by Chinese state regulations, the Company participates in a government-sponsored defined contribution retirement plan. Substantially all employees are entitled to an annual pension equal to a fixed proportion of the average basic salary amount of the geographical area of their last employment at their retirement date. We are required to make contributions to the local social security bureau between 12% and 20% of the previous year’s average basic salary amount of the geographical area where the employees are under our employment. Contributions are recorded in the Consolidated Statements of Income as they become payable. We have no obligation for the payment of pension benefits beyond the annual contributions as set out above. The Company contributed $160 million, $174 million and $157 million to the government-sponsored plan for 2019, 2018 and 2017, respectively.

2019 Form 10-K

Note 14 – Share-Based Compensation

Overview

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

The modified equity awards have the same terms and conditions as the awards held immediately before the separation, except that the number of shares and the price were adjusted. In accordance with ASC 718, the Company compared the fair value of the awards immediately prior to the separation to the fair value immediately after the separation to measure the incremental compensation cost, using the Black-Scholes option-pricing model (the “BS model”). The incremental compensation cost was insignificant, and YUM and the Company continue to recognize the unamortized original grant-date fair value of the modified awards over the remaining requisite service period as their respective employees continue to provide services. Share-based compensation for the Company’s employees is based on both YUM awards and Yum China awards held by those employees.

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

The Company recognizes all share-based payments to employees and non-employee directors in the Consolidated Financial Statements as compensation cost on a straight-line basis over the service period based on their fair value on the date of grant, for awards that actually vest and when performance conditions are probable of being achieved, if applicable. If no substantive service condition exists, the grant-date fair value is fully recognized as expense upon grant. Certain awards are subject to specific retirement conditions, which allow the awards to fully vest as long as the employee is actively employed for at least one year following the grant date, provides at least six months notification of intention to retire, and signs non-solicitation and non-compete agreements. Under such circumstances, the grant-date fair value of the award is recognized as expense on a straight-line basis over the one-year service period from the grant date.

2019 Form 10-K

Award Valuation

The Company estimated the fair value of each stock option and SAR award granted to the Company’s employees as of the date of grant, using the BS model with the following assumptions:

	2019	2018	2017
Risk-free interest rate	2.5%	2.5%	1.9%
Expected term (years)	6.50	6.50	6.75
Expected volatility	32.0%	33.0%	34.0%
Expected dividend yield	1.2%	1.0%	0.0%

Share option and SAR awards granted to employees typically have a graded vesting schedule of 25% per year over four years and expire 10 years after grant. The Company uses a single weighted-average term for awards that have a graded vesting schedule. Based on analysis of the historical exercise and post-vesting termination behavior, the Company determined that employees exercised the awards on average after 6.5 years. Forfeitures were estimated based on historical experience. Historical data used to estimate the expected term and forfeiture rate were based on data associated with the Company’s employees who were granted share-based awards by YUM prior to the separation.

For those awards granted by the Company after the separation, the Company considered the volatility of common shares of comparable companies in the same business as the Company. The Company initially had no plan to pay dividends at the time of the grant. On October 4, 2017, the board of directors approved a regular quarterly cash dividend program, and declared an initial cash dividend of $0.10 per share on Yum China’s common stock. In 2019 and 2018, the dividend yield was estimated based on the Company’s dividend policy at the time of the grant.

RSU awards generally vest over a three-year period with a majority of the awards cliff vesting at 100% on the third grant anniversary. The fair values of RSU awards are based on the closing price of the Company’s stock on the date of grant.

During 2019 and 2018, the Company granted PSUs that are subject to market conditions and service conditions, cliff vesting at the end of the performance period. The number of shares to be distributed is based on the Company’s performance on its total shareholder return relative to its peer group in the MSCI International China Index, measured over a three-year performance period. The fair value of PSU awards was valued based on the outcome of the Monte-Carlo Simulation model (the “MCS model”) and amortized on a straight-line basis over the three-year period. The total amount of fair value for the PSUs granted in 2019 and 2018 is immaterial.

Commencing from November 11, 2016, Yum China also granted annual awards of common stock to non-employee directors for their service on Yum China’s board of directors. The fair value of these awards is based on the closing price per share of the Company’s common stock on the date of grant. The shares were issued outright to the directors on the date of grant, with no conditions attached. Therefore, the fair value of the awards was fully recognized as expenses upon grant. For the years ended December 31, 2019 and 2018, a total of 60,419 and 45,425 shares of Yum China common stock, respectively, were granted to non-employee directors and the grant-date fair value of $2.4 million and $1.8 million, respectively, was immediately recognized in full in the Consolidated Statements of Income.

2019 Form 10-K

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of 2019	17,670		21.18
Granted	1,469		41.66
Exercised	(4,234)		16.58
Forfeited or expired	(532)		32.02
Outstanding at the end of 2019	14,373	(a)	24.22	5.11	342
Exercisable at the end of 2019	10,583		20.92	4.15	287

(a)

Outstanding awards include 497,480 stock options and 13,875,168 SARs with weighted-average exercise prices of $18.50 and $24.42, respectively. Outstanding awards represent Yum China awards held by employees of both the Company and YUM.

The weighted-average grant-date fair value of SARs granted in 2019, 2018 and 2017 was $13.43, $13.52 and $10.19, respectively. The total intrinsic value of stock options and SARs exercised by the Company’s employees during the years ended December 31, 2019, 2018 and 2017 was $39 million, $31 million and $44 million, respectively.

As of December 31, 2019, $25 million of unrecognized compensation cost related to unvested stock options and SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.70 years. This reflects unrecognized cost for both Yum China awards and YUM awards held by the Company’s employees. The total fair value at grant date or modification date of awards held by the Company’s employees that vested during 2019, 2018 and 2017 was $14 million, $14 million and $11 million, respectively.

RSUs and PSUs

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested at the beginning of 2019	988	30.60
Granted	332	44.75
Vested	(219)	24.11
Forfeited	(130)	36.76
Unvested at the end of 2019	971	36.08

The weighted-average grant-date fair value of RSUs and PSUs granted in 2019, 2018 and 2017 was $44.75, $39.50 and $28.46, respectively. As of December 31, 2019, $16 million of unrecognized compensation cost related to 970,762 unvested RSUs and PSUs, which will be reduced by any forfeiture that occurs, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.70 years.

2019 Form 10-K

Impact on Net Income

Share-based compensation expense was $26 million, $24 million and $26 million for 2019, 2018 and 2017, respectively. Deferred tax benefits of $1 million, $1 million, $3 million was recognized in 2019, 2018 and 2017, respectively.

Note 15 – Equity

Immediately after the separation on October 31, 2016, Yum China authorized capital stock consisted of 1,000 million shares of common stock, par value $0.01 per share, and 364 million shares of Yum China common stock were issued and outstanding. As of December 31, 2019, 395 million shares of Yum China common stock were issued and 376 million shares were outstanding.

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

Share Repurchase Program

The Company repurchased 6.2 million, 9.0 million and 3.4 million shares of common stock at a total cost of $261 million, $312 million and $128 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of

December 31, 2019, $699 million remained available for repurchase under the current authorization.

Cash Dividend

On October 4, 2017, the board of directors approved a regular quarterly cash dividend program, and declared an initial cash dividend of $0.10 per share on Yum China’s common stock. Total cash dividends of $38 million were paid to shareholders in December 2017. The Company paid a cash dividend of $0.10 per share for each of the first three quarters of 2018 and $0.12 per share for the fourth quarter of 2018 and each quarter of 2019. Total cash dividends of $181 million and $161 million were paid to shareholders in 2019 and 2018, respectively.

Accumulated Other Comprehensive Income (“AOCI”)

The Company’s other comprehensive income (loss) for the years ended December 31, 2019, 2018, and 2017 and AOCI balances as of December 31, 2019 and 2018 were comprised solely of foreign currency translation adjustments. Other comprehensive loss was $32 million and $160 million for the years ended December 31, 2019 and 2018, respectively, and other comprehensive gain was $142 million for the year ended December 31, 2017. The accumulated balances reported in AOCI in the Consolidated Balance Sheets for currency translation adjustments were net loss of $49 million and $17 million as of December 31, 2019 and 2018, respectively. There was no tax effect related to the components of other comprehensive income for all years presented.

2019 Form 10-K

Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the Consolidated Financial Statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s subsidiaries.

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

As a result of these PRC laws and regulations subject to the limit discussed above that require annual appropriations of 10% of after-tax income to be set aside, prior to payment of dividends as general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the PRC subsidiaries is approximately $625 million as of December 31, 2019.

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

Note 16 – Income Taxes

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

Based on the information available, we made a reasonable estimate of the effects and recorded the provisional amount of $164 million as an additional income tax expense in the fourth quarter of 2017. This amount included an estimated one-time transition tax of $130 million on the deemed repatriation of accumulated undistributed foreign earnings, $4 million primarily related to the re-measurement of certain deferred tax assets based on the rates at which they are expected to reverse in the future, and the valuation allowance of $30 million for certain deferred tax assets. After utilizing existing qualified foreign tax credits, the total payable of the estimated one-time transition tax was $83 million as of December 31, 2017 of which $7 million was included in Income taxes payable and $76 million was included in Other liabilities.

2019 Form 10-K

We completed our analysis of the Tax Act in the fourth quarter of 2018 according to guidance released by the U.S. Treasury Department and the IRS as of December 2018 and made a reversal to provisional amount in the amount of $36 million for the transition tax recorded in 2017 accordingly. The U.S. Treasury Department and the IRS released the final transition tax regulations in the first quarter of 2019. We completed the evaluation of the impact on our transition tax computation based on the final regulations released in the first quarter of 2019 and recorded an additional income tax expense of $8 million for the transition tax accordingly.

The Tax Act requires a U.S. shareholder to be subject to tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries. We have elected the option to account for current year GILTI tax as a period cost as incurred.

U.S. and foreign income (loss) before taxes are set forth below:

	2019	2018	2017
U.S.	$(7)	$(3)	$(13)
Mainland China	941	979	806
Other Foreign	$69	(26)	10
	$1,003	$950	$803

The details of our income tax provision (benefit) are set forth below:

		2019	2018	2017
Current:	Federal	$16	$(33)	$85
	Foreign	228	214	232
		$244	$181	$317

Deferred:	Federal	$(1)	$—	$77
	Foreign	17	33	(15)
		$16	$33	$62
		$260	$214	$379

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2019		2018		2017
U.S. federal statutory rate	$211	21.0%	$199	21.0%	$281	35.0%
Impact from the Tax Act	8	0.8	(36)	(3.8)	164	20.4
Statutory rate differential attributable to foreign operations	53	5.3	56	5.8	(60)	(7.5)
Change in valuation allowances	2	0.2	(4)	(0.4)	2	0.2
Impact from investment (gain) loss	(10)	(1.0)	4	0.5	—	—
Others, net	(4)	(0.4)	(5)	(0.5)	(8)	(0.9)
Effective income tax rate	$260	25.9%	$214	22.6%	$379	47.2%

Statutory rate differential attributable to foreign operations. This item includes local taxes, withholding taxes, and shareholder-level taxes, net of foreign tax credits. A majority of our income is earned in China, which is generally subject to a 25% tax rate. The favorable impact in 2017 is primarily attributable to the statutory income tax rate of 25% in China, which is lower than the historical U.S. federal statutory rate of 35%. The negative impact in 2019 and 2018 is primarily due to the decrease of the U.S. federal statutory rate to 21%, which is lower than China’s statutory income tax rate.

2019 Form 10-K

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

Impact from investment (gain) loss. This item relates to the unrealized gain or loss on investment in equity securities of Meituan, which is non-taxable.

Others. This item primarily includes the impact of permanent differences related to current year earnings, adjustments to reserves and prior years as well as U.S. tax credits and deductions.

The details of 2019 and 2018 deferred tax assets (liabilities) are set forth below:

	2019	2018
Operating losses and tax credit carryforwards	$25	$28
Tax benefit from Little Sheep restructuring	18	18
Employee benefits	4	6
Share-based compensation	5	5
Leases	61	41
Other liabilities	13	12
Deferred income and other	58	50
Gross deferred tax assets	184	160
Deferred tax asset valuation allowances	(47)	(50)
Net deferred tax assets	$137	$110
Intangible assets	(23)	(28)
Property, plant and equipment	(59)	(31)
Gain from re-measurement of equity interest upon acquisition	(22)	(23)
Others	(5)	(4)
Gross deferred tax liabilities	$(109)	$(86)
Net deferred tax assets	$28	$24
Reported in Consolidated Balance Sheets as:
Deferred income taxes	95	89
Other liabilities	(67)	(65)
	$28	$24

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. We have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31, 2017 was subject to the one-time transition tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes. We estimate that our total temporary difference for which we have not provided foreign withholding taxes is approximately $2 billion at December 31, 2019. The foreign withholding tax rate on this amount is 5% or 10% depending on the manner of repatriation and the applicable tax treaties or tax arrangements.

2019 Form 10-K

At December 31, 2019, the Company had operating loss carryforwards of $94 million, primarily related to our Little Sheep and Daojia business, most of which will expire by 2024. These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income.

Cash payments for tax liabilities on income tax returns filed were $255 million, $208 million and $232 million in 2019, 2018 and 2017, respectively.

We recognize the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018
Beginning of Year	$22	$28
Additions on tax positions	4	3
Reductions due to statute expiration	(7)	(9)
End of Year	$19	$22

In 2019 and 2018, our unrecognized tax benefits were increased by $4 million and $3 million, respectively. The unrecognized tax benefits balance of $19 million as of December 31, 2019 related to the uncertainty with regard to the deductibility of certain business expenses incurred, all of which, if recognized upon audit settlement or statute expiration, would affect the effective tax rate. The Company believes it is reasonably possible its unrecognized tax benefits of $19 million as of December 31, 2019, which is included in Other liabilities on the Consolidated Balance Sheet, may decrease by approximately $6 million in the next 12 months, which if recognized, would affect the 2020 effective tax rate. The accrued interest and penalties related to income taxes at December 31, 2019 and 2018 are set forth below:

	2019	2018
Accrued interest and penalties	$5	$6

During 2019, 2018 and 2017, a net benefit of $1 million and $1 million and a net expense of $2 million, respectively, for interest and penalties was recognized in our Consolidated Statements of Income as components of our income tax provision.

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

We are subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other taxing authorities with respect to income and non-income based taxes. Since 2016, we have been under a national audit on transfer pricing by the STA in China regarding our related party transactions for the period from 2006 to 2015. The information currently exchanged with tax authorities focuses on our franchise arrangement with YUM. We have submitted information to the extent it is available to the Company. It is reasonably possible that there could be significant developments, including expert review and assessment by the STA, within the next 12 months. The ultimate assessment will depend upon further review of the information provided and ongoing technical and other discussions with the STA and in-charge local tax authorities, and therefore it is not possible to reasonably estimate the potential impact. We will continue to defend our transfer pricing position. However, if the STA prevails in the assessment of additional tax due based on its ruling, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations and cash flows.

2019 Form 10-K

Note 17 –Segment Reporting

The Company has two reportable segments: KFC and Pizza Hut. Starting from the first quarter of 2019, our newly developed COFFii & JOY concept and e-commerce business became operating segments, as their financial results started being regularly reviewed by the Company’s chief operating decision maker. Accordingly, our six non-reportable operating segments, Little Sheep, COFFii & JOY, East Dawning, Taco Bell, Daojia and our e-commerce business, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. Segment financial information for prior years has been recast due to alignment with this change in segment reporting. There was no impact on the Consolidated Financial Statements of the Company as a result of this change. See Note 1.

	2019
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenues
Revenue from external customers	$6,039	$2,054	$121	$562	$8,776	$—	$8,776
Inter-segment revenue	1	—	37	—	38	(38)	—
Total	$6,040	$2,054	$158	$562	$8,814	$(38)	$8,776

	2018
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenues
Revenue from external customers	$5,688	$2,111	$99	$517	$8,415	$—	$8,415
Inter-segment revenue	—	—	16	—	16	(16)	—
Total	$5,688	$2,111	$115	$517	$8,431	$(16)	$8,415

	2017
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenues
Revenue from external customers	$5,066	$2,093	$106	$504	$7,769	$—	$7,769
Inter-segment revenue	—	—	—	—	—	—	—
Total	$5,066	$2,093	$106	$504	$7,769	$—	$7,769

Operating Profit	2019	2018	2017
KFC(b)	$949	$895	$802
Pizza Hut	114	97	157
All Other Segments	(14)	(12)	(9)
Unallocated revenues from transactions with franchisees and unconsolidated affiliates(c)	558	514	504
Unallocated Other revenues	4	3	—
Unallocated expenses for transactions with franchisees and unconsolidated affiliates(c)	(554)	(512)	(500)
Unallocated Other operating costs and expenses	(4)	(2)	—
Unallocated and corporate G&A expenses	(145)	(128)	(185)
Unallocated Closures and impairment expense(d)	(11)	(12)	—
Unallocated Other income(e)	4	98	9
Operating Profit	901	941	778
Interest income, net(a)	39	36	25
Investment gain (loss)(a)	63	(27)	—
Income Before Income Taxes	$1,003	$950	$803

2019 Form 10-K

	Depreciation and Amortization
	2019	2018	2017
KFC	$290	$296	$265
Pizza Hut	120	129	126
All Other Segments	5	8	4
Corporate and Unallocated	13	12	14
	$428	$445	$409

	Impairment Charges
	2019	2018	2017
KFC(f)	$16	$14	$27
Pizza Hut(f)	20	26	31
All Other Segments(f)	2	—	—
Corporate and Unallocated(d)	11	12	—
	$49	$52	$58

	Capital Spending
	2019	2018	2017
KFC	$264	$292	$227
Pizza Hut	71	77	93
All Other Segments	10	6	2
Corporate and Unallocated	90	95	93
	$435	$470	$415

	Total Assets
	2019	2018
KFC(g)	$3,160	$1,745
Pizza Hut	950	558
All Other Segments	166	132
Corporate and Unallocated(h)	2,674	2,175
	$6,950	$4,610

(a)	Amounts have not been allocated to any segment for performance reporting purposes.

(b)	Includes equity income from investments in unconsolidated affiliates of $69 million, $65 million and $65 million in 2019, 2018 and 2017, respectively.

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

(d)	Includes impairment charges on intangible assets and goodwill attributable to the Daojia business in 2019 and 2018, respectively. See Note 5.

2019 Form 10-K

(e)	In 2018, the unallocated other income primarily includes gain from re-measurement of previously held equity interest in connection with the acquisition of Wuxi KFC. See Note 5.

(f)

Primarily includes store closure impairment charges, restaurant-level impairment charges resulting from our semi-annual impairment evaluation, and incremental restaurant-level impairment charges as a result of adopting ASC 842. (See Note 12).

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

Note 18 – Contingencies

Indemnification of China Tax on Indirect Transfers of Assets

In February 2015, the STA issued Bulletin 7 on Income arising from Indirect Transfers of Assets by Non-Resident Enterprises. Pursuant to Bulletin 7, an “indirect transfer” of Chinese taxable assets, including equity interests in a Chinese resident enterprise (“Chinese interests”), by a non-resident enterprise, may be recharacterized and treated as a direct transfer of Chinese taxable assets, if such arrangement does not have reasonable commercial purpose and the transferor has avoided payment of Chinese enterprise income tax. As a result, gains derived from such an indirect transfer may be subject to Chinese enterprise income tax at a rate of 10%.

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

Guarantees for Franchisees and Unconsolidated Affiliates

From time to time we have guaranteed certain lines of credit and loans of franchisees and unconsolidated affiliates. As of December 31, 2019, guarantees on behalf of franchisees were immaterial and no guarantees were outstanding for unconsolidated affiliates.

2019 Form 10-K

Indemnification of Officers and Directors

The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that require the Company to indemnify directors or officers for monetary damages for actions taken as a director or officer of the Company or while serving at the Company’s request as a director or officer or another position at another corporation or enterprise, as the case may be. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s bylaws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero as of December 31, 2019.

Legal Proceedings

The Company is subject to various lawsuits covering a variety of allegations from time to time. The Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows. Matters faced by the Company from time to time include, but are not limited to, claims from landlords, employees, customers and others related to operational, contractual or employment issues.

Note 19 – Selected Quarterly Financial Data (unaudited; in millions, except per share amounts)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$2,089	$1,926	$2,097	$1,813	$7,925
Franchise fees and income	39	36	38	35	148
Revenues from transactions with franchisees and unconsolidated affiliates	170	154	172	158	654
Other revenues	6	8	12	23	49
Total revenues	2,304	2,124	2,319	2,029	8,776
Restaurant profit	386	283	372	225	1,266
Operating Profit	303	204	300	94	901
Net Income – Yum China Holdings, Inc.	222	178	223	90	713
Basic earnings per common share	$0.59	$0.47	$0.59	$0.24	$1.89
Diluted earnings per common share	$0.57	$0.46	$0.58	$0.23	$1.84

2019 Form 10-K

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$2,016	$1,888	$2,008	$1,721	$7,633
Franchise fees and income	40	34	36	31	141
Revenues from transactions with franchisees and unconsolidated affiliates	161	141	159	142	603
Other revenues	4	5	9	20	38
Total revenues	2,221	2,068	2,212	1,914	8,415
Restaurant profit	361	286	353	199	1,199
Operating Profit	395	193	269	84	941
Net Income (Loss) – Yum China Holdings, Inc.	288	143	203	74	708
Basic earnings (loss) per common share	$0.75	$0.37	$0.53	$0.19	$1.84
Diluted earnings (loss) per common share	$0.72	$0.36	$0.51	$0.19	$1.79

Note 20 – Subsequent Events

Novel Coronavirus Outbreak

Starting January 2020, the novel coronavirus outbreak originating in Wuhan, China has significantly impacted the Company’s operations, including the temporary closure of more than 30% of its restaurants in China during the Chinese New Year holiday, and a significant decline in sales for restaurants that remained open. Given the uncertainty of the situation, the duration of the business disruption, resulting reduced customer traffic and related financial impact cannot be reasonably estimated at this time but are expected to have a material adverse impact on the Company’s results of operations, cash flows and financial position for 2020.

Cash Dividend

On February 5, 2020, the Company announced that the board of directors declared a cash dividend of $0.12 per share on Yum China’s common stock, payable as of the close of business on March 25, 2020, to stockholders of record as of the close of business on March 4, 2020. Total estimated cash dividend payable is approximately $45 million.

Share-Based Compensation

In February 2020, the Company’s board of directors approved new grants of SARs, RSUs and PSUs to employees under the 2016 Plan with the estimated total grant-date fair value of $60 million. The awards will be earned based on their respective vesting terms, with PSUs also subject to market conditions or performance conditions. Certain PSU awards were granted to select employees who were deemed critical to the Company’s execution of its strategic operating plan. These PSU awards will only vest if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares subject to the PSU awards. The estimated grant-date fair value of these award based on target performance is $35 million.

2019 Form 10-K

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

KPMG Huazhen LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2019 and has issued their report, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2019.

Item 9B.	Other Information.

On February 26, 2020, the Compensation Committee of the Board of Directors of the Company authorized the entry into Restrictive Covenant Letter Agreements with select employees of the Company, including the Company’s executive officers. The Restrictive Covenant Letter Agreements include restrictive covenants relating to non-disclosure, non-competition, non-solicitation and non-disparagement, as well as cooperation in investigations and litigation clauses. As consideration for the restrictive covenants, the Company is obligated to pay an amount equivalent to five times the employee’s average monthly salary upon a termination of employment, other than in the case of a change in control related termination or the executive officer’s death.

2019 Form 10-K

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding the Company’s Audit Committee and the Audit Committee financial expert, the Company’s code of conduct and background of the directors appearing under the captions “Governance of the Company” and “Election of Directors” is incorporated herein by reference to the 2020 Proxy Statement.

Information regarding executive officers of the Company is incorporated by reference from Part I of this Form 10-K.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Company’s Compensation Committee appearing under the captions “Executive Compensation,” “2019 Director Compensation” and “Governance of the Company” is incorporated herein by reference to the 2020 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated herein by reference to the 2020 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated herein by reference to the 2020 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Ratification of Independent Auditor” is incorporated herein by reference to the 2020 Proxy Statement.

2019 Form 10-K

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements: Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

(2)

Financial Statement Schedules:  No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements thereto filed as a part of this Form 10-K.

(3)

Exhibits:  The exhibits listed in the accompanying Exhibit Index are filed as part of this Form 10-K. The Index to Exhibits specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

2019 Form 10-K

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

4.4	Form of Replacement Warrant issued to Pollos Upside L.P. (as transferee of Warrant No. 2 issued to Pollos Investment L.P. on January 9, 2017) *

4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. *

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

2019 Form 10-K

Exhibit Number	Description of Exhibits

10.4

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

10.9

Shareholders Agreement, dated as of November 1, 2016, by and among Yum China Holdings, Inc., Pollos Investment L.P. and API (Hong Kong) Investment Limited (incorporated by reference to Exhibit 10.7 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

10.10	Form of Yum China Holdings, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.10 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

10.11

Yum China Holdings, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 5 to Yum China Holdings, Inc.’s Registration Statement on Form 10, filed on September 16, 2016). †

10.12

Yum China Holdings, Inc. Leadership Retirement Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 5 to Yum China Holdings, Inc.’s Registration Statement on Form 10, filed on September 16, 2016). †

10.13	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 5 to Yum China Holdings, Inc.’s Registration Statement on Form 10, filed on September 16, 2016). †

10.14

Form of Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to Yum China Holdings, Inc.’s Registration Statement on Form 10, filed on September 16, 2016). †

2019 Form 10-K

Exhibit Number	Description of Exhibits

10.15

Letter of Understanding issued by Yum China Holdings, Inc. to Johnson Huang, dated as of February 6, 2017 (incorporated by reference to Exhibit 10.21 to Yum China Holdings, Inc.’s Annual Report on Form 10-K filed on March 8, 2017). †

10.16

Transition Agreement, dated as of September 29, 2017, by and between Yum China Holdings, Inc. and Micky Pant (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on October 5, 2017). †

10.17

Letter of Understanding, dated as of September 29, 2017, by and between Yum China Holdings, Inc. and Joey Wat (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on October 5, 2017). †

10.18	Yum China Holdings, Inc. Performance Share Unit Plan (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 4, 2018). †

10.19

Performance Share Unit Award Notice issued by Yum China Holdings, Inc. to Joey Wat, dated as of March 2, 2018 (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 4, 2018). †

10.20

Term Employment Agreement, dated as of March 22, 2019, by and between Yum China Holdings, Inc. and Shella Ng (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on March 22, 2019). †

10.21

Post-Termination Agreement, effective October 16, 2019, by and between Yum China Holdings, Inc. and Jacky Lo (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on September 6, 2019). †

10.22

Employment Letter, effective September 16, 2019, by and between Yum China Holdings, Inc. and Andy Yeung (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on September 6, 2019). †

10.23	Yum China Holdings, Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on October 2, 2019). †

21.1	Subsidiaries of Yum China Holdings, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

2019 Form 10-K

Exhibit Number	Description of Exhibits

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document *

*	Filed or furnished herewith.

**

Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules and/or exhibits will be furnished to the Securities and Exchange Commission upon request.

†	Indicates a management contract or compensatory plan.

2019 Form 10-K

Item 16.	Form 10-K Summary.

Not applicable.

2019 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUM CHINA HOLDINGS, INC.

	By:	/s/ Joey Wat
Joey Wat
Chief Executive Officer
Date: February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joey Wat	Chief Executive Officer and Director	February 27, 2020
Joey Wat	(principal executive officer)

/s/ Andy Yeung	Chief Financial Officer	February 27, 2020
Andy Yeung	(principal financial officer)

/s/ Xueling Lu	Controller	February 27, 2020
Xueling Lu	(controller and principal accounting officer)

/s/ Peter A. Bassi	Director	February 27, 2020
Peter A. Bassi

/s/ Christian L. Campbell	Director	February 27, 2020
Christian L. Campbell

/s/ Ed Yiu-Cheong Chan	Director	February 27, 2020
Ed Yiu-Cheong Chan

/s/ Edouard Ettedgui	Director	February 27, 2020
Edouard Ettedgui

/s/ Cyril Han	Director	February 27, 2020
Cyril Han

/s/ Louis T. Hsieh	Director	February 27, 2020
Louis T. Hsieh

/s/ Fred Hu	Director	February 27, 2020
Fred Hu

/s/ Ruby Lu	Director	February 27, 2020
Ruby Lu

/s/ Micky Pant	Director	February 27, 2020
Micky Pant

/s/ Zili Shao	Director	February 27, 2020
Zili Shao

/s/ William Wang	Director	February 27, 2020
William Wang

2019 Form 10-K