Form 10-Q
period 2020-03-31
Yum China Holdings, Inc.
filed 2020-05-08
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2020 was 376,432,999 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended
Revenues	3/31/2020	3/31/2019
Company sales	$1,548	$2,089
Franchise fees and income	35	39
Revenues from transactions with franchisees and unconsolidated affiliates	161	170
Other revenues	10	6
Total revenues	1,754	2,304
Costs and Expenses, Net
Company restaurants
Food and paper	495	638
Payroll and employee benefits	394	466
Occupancy and other operating expenses	494	599
Company restaurant expenses	1,383	1,703
General and administrative expenses	99	114
Franchise expenses	17	20
Expenses for transactions with franchisees and unconsolidated affiliates	156	167
Other operating costs and expenses	10	5
Closures and impairment expenses, net	8	11
Other income, net	(16)	(19)
Total costs and expenses, net	1,657	2,001
Operating Profit	97	303
Interest income, net	9	9
Investment (loss) gain	(8)	10
Income Before Income Taxes	98	322
Income tax provision	(32)	(93)
Net income – including noncontrolling interests	66	229
Net income – noncontrolling interests	4	7
Net Income – Yum China Holdings, Inc.	$62	$222
Weighted-average common shares outstanding (in millions):
Basic	376	379
Diluted	386	388
Basic Earnings Per Common Share	$0.16	$0.59
Diluted Earnings Per Common Share	$0.16	$0.57

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended
	3/31/2020	3/31/2019
Net income - including noncontrolling interests	$66	$229
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	(42)	59
Comprehensive income - including noncontrolling interests	24	288
Comprehensive income - noncontrolling interests	2	10
Comprehensive Income - Yum China Holdings, Inc.	$22	$278

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended
	3/31/2020	3/31/2019
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$66	$229
Depreciation and amortization	109	111
Non-cash operating lease cost	88	83
Closures and impairment expenses	8	11
Investment loss (gain)	8	(10)
Equity income from investments in unconsolidated affiliates	(20)	(23)
Distributions of income received from unconsolidated affiliates	8	28
Deferred income taxes	2	6
Share-based compensation expense	7	6
Changes in accounts receivable	9	5
Changes in inventories	57	34
Changes in prepaid expenses and other current assets	10	(3)
Changes in accounts payable and other current liabilities	(192)	(39)
Changes in income taxes payable	5	24
Changes in non-current operating lease liabilities	(102)	(103)
Other, net	(3)	(15)
Net Cash Provided by Operating Activities	60	344
Cash Flows – Investing Activities
Capital spending	(87)	(110)
Purchases of short-term investments	(275)	(235)
Maturities of short-term investments	390	76
Prepayment for investment	(27)	—
Other, net	1	2
Net Cash Provided by (Used in) Investing Activities	2	(267)
Cash Flows – Financing Activities
Repurchase of shares of common stock	(8)	(68)
Cash dividends paid on common stock	(45)	(46)
Other, net	1	1
Net Cash Used in Financing Activities	(52)	(113)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(8)	17
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	2	(19)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	1,055	1,266
Cash, Cash Equivalents and Restricted Cash - End of Period	$1,057	$1,247

Supplemental Cash Flow Data
Cash paid for income tax	25	53
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payables and other current liabilities	111	106

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	3/31/2020	12/31/2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,048	$1,046
Short-term investments	490	611
Accounts receivable, net	78	88
Inventories, net	317	380
Prepaid expenses and other current assets	112	134
Total Current Assets	2,045	2,259
Property, plant and equipment, net	1,500	1,594
Operating lease right-of-use assets	1,899	1,985
Goodwill	250	254
Intangible assets, net	89	94
Deferred income taxes	92	95
Investments in unconsolidated affiliates	107	89
Other assets	595	580
Total Assets	$6,577	$6,950

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,434	$1,691
Income taxes payable	49	45
Total Current Liabilities	1,483	1,736
Non-current operating lease liabilities	1,704	1,803
Non-current finance lease liabilities	25	26
Other liabilities	211	210
Total Liabilities	3,423	3,775

Redeemable Noncontrolling Interest	—	—

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 396 million shares and 395 million shares issued at March 31, 2020 and December 31, 2019, respectively; 376 million shares and 376 million shares outstanding at March 31, 2020 and December 31, 2019, respectively	4	4
Treasury stock	(728)	(721)
Additional paid-in capital	2,434	2,427
Retained earnings	1,433	1,416
Accumulated other comprehensive loss	(89)	(49)
Total Yum China Holdings, Inc. Stockholders' Equity	3,054	3,077
Noncontrolling interests	100	98
Total Equity	3,154	3,175
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$6,577	$6,950

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

In addition, the Company started a new e-commerce business in 2017, offering a wide selection of products including electronics, home and kitchen accessories, fresh groceries, and other general merchandise to customers directly through the Company’s e-commerce platform.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of March 31, 2020 and our results of operations, comprehensive income and cash flows for the quarters ended March 31, 2020 and 2019. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto defined and included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2020.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. The FASB subsequently issued amendments to clarify the implementation guidance. We adopted these standards on January 1, 2020 using the modified retrospective method. The adoption of this standard resulted in a change of our provision policy primarily for accounts receivable, but such adoption did not have a material impact on our financial statements. See Note 3 for additional information related to our accounts receivable provision policy.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework –changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends the fair value measurement guidance by modifying disclosure requirements. We adopted the standard on January 1, 2020, and such adoption did not have a material impact on our financial statements.  See Note 11 for additional disclosure on fair value measurement.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with those for an internal-use software license. We adopted this standard on January 1, 2020, and such adoption did not have a material impact on our financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606  (“ASU 2018-18”), which clarifies that transactions in a collaborative arrangement should be accounted for under ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) when the counterparty is a customer for a distinct good or service. The amendment also precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. We adopted the standard on January 1, 2020, and such adoption did not have a material impact on our financial statements.

Note 3 – Revenue Recognition

The Company’s revenues primarily include Company sales, Franchise fees and income and Revenues from transactions with franchisees and unconsolidated affiliates.

Company Sales

Revenues from Company-owned restaurants are recognized when a customer takes possession of the food and tenders payment, which is when our obligation to perform is satisfied. The Company presents sales net of sales-related taxes. We also offer our customers delivery through both our own mobile applications and third-party aggregators’ platforms. For delivery orders placed through our mobile applications, we use our dedicated riders, while for orders placed through third-party aggregators’ platforms, we either used our dedicated riders or, in the past, third-party aggregators’ delivery staff. With respect to delivery orders delivered by our dedicated riders, we control and determine the price for the delivery service and generally recognize revenue, including delivery fees, when a customer takes possession of the food. When orders were fulfilled by the delivery staff of third-party aggregators, who control and determine the price for the delivery service, we recognized revenue, excluding delivery fees, when control of the food was transferred to the third-party aggregators’ delivery staff. The payment terms with respect to those sales were short-term in nature. Starting in 2019, we use our own dedicated riders to deliver orders placed through aggregators’ platforms to customers of KFC and Pizza Hut stores.

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

For advertising services, the Company often engages third parties to provide services and acts as a principal in the transaction based on our responsibilities of defining the nature of the services and administering and directing all marketing and advertising programs in accordance with the provisions of our franchise agreements. The Company collects advertising contributions, which are generally based on a certain percentage of sales from substantially all of our restaurants, including franchisees and unconsolidated affiliates. Other services provided to franchisees and unconsolidated affiliates consist primarily of customer and technology support services. Advertising services and other services provided are highly interrelated to the franchise right, and are not considered individually distinct. We recognize revenue when the related sales occur.

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

Disaggregation of Revenue

The following table presents revenue disaggregated by types of arrangements and segments:

	Quarter Ended 3/31/2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,220	$322	$6	$—	$1,548	$—	$1,548
Franchise fees and income	33	1	1	—	35	—	35
Revenues from transactions with franchisees and unconsolidated affiliates	16	1	5	139	161	—	161
Other revenues	—	—	16	1	17	(7)	10
Total revenues	$1,269	$324	$28	$140	$1,761	$(7)	$1,754

	Quarter Ended 3/31/2019
Revenues	KFC	Pizza Hut	All OtherSegments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,539	$541	$9	$—	$2,089	$—	$2,089
Franchise fees and income	36	1	2	—	39	—	39
Revenues from transactions with franchisees and unconsolidated affiliates	17	1	7	145	170	—	170
Other revenues	—	—	14	1	15	(9)	6
Total revenues	$1,592	$543	$32	$146	$2,313	$(9)	$2,304

Accounts Receivable

Accounts receivable consist of trade receivables and royalties from franchisees and unconsolidated affiliates, and are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts receivable on the Condensed Consolidated Balance Sheets. Prior to the adoption of ASC 326, our provision for uncollectible receivable balances was based upon pre-defined aging criteria or upon the occurrence of other events that indicated that we may not collect the balance due. Upon adoption of ASC 326 starting from January 1, 2020, our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Trade receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of March 31, 2020 and December 31, 2019, the ending balances of provision for accounts receivable were both $1 million, and amounts of accounts receivable past due were immaterial. Receivables due from unconsolidated affiliates including trade receivables and dividend receivables were $43 million and $58 million as of March 31, 2020 and December 31, 2019, respectively.

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets on the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees and unconsolidated affiliates. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $9 million at both March 31, 2020 and December 31, 2019.

Contract Liabilities

Contract liabilities at March 31, 2020 and December 31, 2019 were as follows:

Contract liabilities	3/31/2020	12/31/2019
- Deferred revenue related to prepaid stored-value products	$81	$86
- Deferred revenue related to upfront franchise fees	39	39
- Deferred revenue related to customer loyalty programs	27	24
- Deferred revenue related to privilege membership programs	15	16
- Others	3	3
Total	$165	$168

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs, and customer loyalty programs is included in Accounts payable and other current liabilities on the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities on the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $38 million and $33 million for the quarters ended March 31, 2020 and 2019, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

The Company has elected, as a practical expedient, not to disclose the value of remaining performance obligations associated with sales-based royalty promised to franchisees in exchange for the franchise right and other related services. The remaining duration of the performance obligation is the remaining contractual term of each franchise agreement. We recognize continuing franchisee fees and revenues from advertising services and other services provided to franchisees and unconsolidated affiliates based on a certain percentage of sales, as those sales occur.

Note 4 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended
	3/31/2020	3/31/2019
Net Income – Yum China Holdings, Inc.	$62	$222
Weighted-average common shares outstanding (for basic calculation)(a)	376	379
Effect of dilutive share-based awards(a)	6	7
Effect of dilutive warrants(b)	4	2
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	386	388
Basic Earnings Per Common Share	$0.16	$0.59
Diluted Earnings Per Common Share	$0.16	$0.57
Share-based awards excluded from the diluted EPS computation(c)	3	2

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

(b)

Pursuant to the investment agreements dated September 1, 2016, Yum China issued to strategic investors two tranches of warrants on January 9, 2017, with each tranche initially providing the right to purchase 8,200,405 shares of Yum China common stock, at an initial exercise price of $31.40 and $39.25 per share, respectively, subject to customary anti-dilution adjustments. The warrants may be exercised at any time through October 31, 2021. The incremental shares arising from outstanding warrants are included in the computation of diluted EPS, if there is dilutive effect when the average market price of Yum China common stock for the period exceeds the applicable exercise price of the warrants.

(c)

The Company excluded 2 million outstanding stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) from the computation of diluted EPS because to do so would have been antidilutive for the quarters presented, and 1 million performance stock units (“PSUs”) because they are contingently issuable based on the achievement of performance and market conditions, which have not been met as of March 31, 2020.

Note 5 – Equity

Changes in Equity and Redeemable Noncontrolling Interest (in millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Loss	Shares*	Amount	Interests	Equity	Interest
Balance at December 31, 2019	395	$4	$2,427	$1,416	$(49)	(19)	$(721)	$98	$3,175	$—
Net Income				62				4	66
Foreign currency translation adjustments					(40)			(2)	(42)
Comprehensive income									24
Cash dividends declared ($0.12 per common share)				(45)					(45)
Repurchase of shares of common stock						—	(7)		(7)
Exercise and vesting of share-based awards	1	—	—						—
Share-based compensation			7						7
Balance at March 31, 2020	396	$4	$2,434	$1,433	$(89)	(20)	$(728)	$100	$3,154	$—

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	(Loss) Income	Shares*	Amount	Interests	Equity	Interest
Balance at December 31, 2018	392	$4	$2,402	$944	$(17)	(13)	$(460)	$103	$2,976	$1
Net Income				222				7	229
Foreign currency translation adjustments					56			3	59
Comprehensive income									288
Cash dividends declared ($0.12 per common share)				(46)					(46)
Dividends declared								(34)	(34)
Repurchase of shares of common stock						(2)	(65)		(65)
Exercise and vesting of share-based awards	2	—	—						—
Share-based compensation			6						6
Cumulative effect of accounting change				(60)				(3)	(63)
Balance at March 31, 2019	394	$4	$2,408	$1,060	$39	(15)	$(525)	$76	$3,062	$1

*: Shares may not to add due to rounding.

Share Repurchase Program

Our Board of Directors has authorized an aggregate of $1.4 billion for our share repurchase program. The Company repurchased 0.2 million and 1.7 million shares of Yum China common stock at a total cost of $7 million and $65 million for the quarters ended March 31, 2020 and 2019, respectively. The total cost includes $2 million settled subsequent to March 31, 2019, for shares repurchased with trade dates on or prior to March 31, 2019. As of March 31, 2020, $692 million remained available for future share repurchases under the authorization.

Note 6 – Items Affecting Comparability of Net Income and Cash Flows

Impact of COVID-19 Pandemic

The COVID-19 pandemic has significantly impacted the Company’s operations in the first quarter of 2020. The decrease in Operating profit for the quarter was mainly driven by same-store sales declines and temporary store closures resulting from the COVID-19 pandemic, and offset by one-time rent concessions of $14 million from landlords and a one-time government subsidy in the form of a reduction in social security contributions of $20 million. Operating profit for the quarter ended March 31, 2020 was $97 million, a decrease of 68% from the first quarter ended March 31, 2019.

Restaurant-level Impairment

In the first quarter of 2020, we considered the adverse economic effects of the COVID-19 pandemic an impairment indicator, and performed an additional impairment evaluation for long-lived assets of restaurants. As a result of the evaluation, we recorded a restaurant-level impairment charge of $9 million. In the first quarter of 2019, we also performed an additional impairment evaluation as a result of adopting ASC 842 and recorded a restaurant-level impairment charge of $12 million. See Note 11 for additional information.

Meituan Dianping (“Meituan”) Investment

In the third quarter of 2018, the Company subscribed for 8.4 million, or less than 1%, of the ordinary shares of Meituan, an e-commerce platform for services in China, for total consideration of approximately $74 million, when it launched its initial public offering on the Hong Kong Stock Exchange in September 2018. The Company accounted for the equity securities at fair value with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income. The fair value of the investment in Meituan is determined based on the closing market price for the shares at the end of each reporting period.  The related unrealized loss of $8 million and unrealized gain of $10 million was included in Investment gain or loss in our Condensed Consolidated Statements of Income for the quarters ended March 31, 2020 and 2019, respectively.

Transition Tax

The U.S. Treasury Department and Internal Revenue Service (“IRS”) released the final transition tax regulations in the first quarter of 2019. We completed the evaluation of the impact on our transition tax computation based on the final regulations released in the first quarter of 2019 and recorded an additional amount of $8 million for the transition tax accordingly. See Note 12 for additional information.

Partner PSU Awards

In February 2020, the Company’s Board of Directors approved new grants of SARs, RSUs and PSUs to employees under the Yum China Holdings, Inc. Long Term Incentive Plan (the “2016 Plan”). The awards will be earned based on their respective vesting terms, with PSUs subject to market conditions or performance conditions. A special award of PSUs (“Partner PSU Awards”) was granted to select employees who were deemed critical to the Company’s execution of its strategic operating plan. These Partner PSU Awards will only vest if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares. Partner PSU Awards were granted to address increased competition for executive talent, motivate transformational performance and encourage management retention. Given the unique nature of these grants, the Compensation Committee of the Board does not intend to grant similar, special grants to the same employees during the performance period. The impact from these special awards is excluded from metrics that management uses to assess the Company’s performance. The Company recognized a share-based compensation cost associated with the Partner PSU Awards of $1 million for the quarter ended March 31, 2020.

Note 7 – Other Income, net

	Quarter Ended
	3/31/2020	3/31/2019
Equity income from investments in unconsolidated affiliates	$20	$23
Foreign exchange impact and other	(4)	(4)
Other income, net	$16	$19

Note 8 – Supplemental Balance Sheet Information

Accounts Receivable, net	3/31/2020	12/31/2019
Accounts receivable, gross	$79	$89
Allowance for doubtful accounts	(1)	(1)
Accounts receivable, net	$78	$88

Prepaid Expenses and Other Current Assets	3/31/2020	12/31/2019
Receivables from payment processors and aggregators	$20	$41
Prepaid rent	1	2
Dividends receivable from unconsolidated affiliates	—	8
Other prepaid expenses and current assets	91	83
Prepaid expenses and other current assets	$112	$134

Property, Plant and Equipment	3/31/2020	12/31/2019
Buildings and improvements	$2,174	$2,159
Finance leases, primarily buildings	30	30
Machinery and equipment, and construction in progress	1,211	1,282
Property, plant and equipment, gross	3,415	3,471
Accumulated depreciation	(1,915)	(1,877)
Property, plant and equipment, net	$1,500	$1,594

Other Assets	3/31/2020	12/31/2019
VAT assets	$241	$243
Land use right	129	133
Investment in equity securities	102	110
Long-term deposits	73	71
Prepayment for investment(a)	27	—
Restricted cash(a)	9	9
Costs to obtain contracts	9	9
Others	5	5
Other Assets	$595	$580

Accounts Payable and Other Current Liabilities	3/31/2020	12/31/2019
Accounts payable	$466	$623
Operating leases liabilities	403	382
Accrued compensation and benefits	142	223
Contract liabilities	133	135
Accrued capital expenditures	111	150
Accrued marketing expenses	79	64
Other current liabilities	100	114
Accounts payable and other current liabilities	$1,434	$1,691

Other Liabilities	3/31/2020	12/31/2019
Accrued income tax payable	$70	$69
Deferred income tax liabilities	66	67
Contract liabilities	32	33
Other non-current liabilities	43	41
Other liabilities	$211	$210

Reconciliation of Cash, Cash equivalents, and Restricted Cash for Condensed Consolidated Statements of Cash Flows

	3/31/2020	12/31/2019
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$1,048	$1,046
Restricted cash included in Other assets(a)	9	9
Cash, Cash Equivalents and Restricted Cash as presented in Condensed Consolidated Statements of Cash Flows	$1,057	$1,055

(a)

Restricted cash included in Other assets within our Condensed Consolidated Balance Sheet represents amounts deposited into an escrow account pursuant to a definitive agreement entered into in August 2019 to acquire a controlling interest in the Huang Ji Huang group, a leading Chinese-style casual dining franchise business. In addition, the Company made a prepayment of $27 million during the first quarter of 2020 when certain closing conditions were met, and it was included in Other assets within our Condensed Consolidated Balance Sheet as of March 31, 2020.  The acquisition was completed in April 2020. See Note 15 for additional information.

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2019
Goodwill, gross	$645	$235	$19	$391
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	254	235	19	—
Effect of currency translation adjustment	(4)	(4)	—	—
Balance as of March 31, 2020
Goodwill, gross	641	231	19	391
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$250	$231	$19	$—

(a)	Accumulated impairment losses represent goodwill impairment attributable to the Little Sheep and Daojia reporting unit.

Intangible assets, net as of March 31, 2020 and December 31, 2019 are as follows:

	3/31/2020				12/31/2019
	Gross Carrying Amount(a)	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$147	$(115)	$—	$32	$148	$(113)	$—	$35
Daojia platform	16	(4)	(12)	—	16	(4)	(12)	—
Customer-related assets	12	(9)	(2)	1	12	(8)	(2)	2
Others	9	(4)	—	5	9	(4)	—	5
	$184	$(132)	$(14)	$38	$185	$(129)	$(14)	$42
Indefinite-lived intangible assets
Little Sheep trademark	$51	$—	$—	$51	$52	$—	$—	$52

Total intangible assets	$235	$(132)	$(14)	$89	$237	$(129)	$(14)	$94

(a)	Changes in gross carrying amount include effect of currency translation adjustment.

(b)	Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense of finite-lived intangible assets was $3 million and $6 million for the quarters ended March 31, 2020 and 2019, respectively. As of March 31, 2020, expected amortization expense for the unamortized definite-lived intangible assets is approximately $9 million for the remainder of 2020, $12 million in 2021, $12 million in 2022, $2 million in 2023 and $1 million in 2024.

Note 10 – Leases

As of March 31, 2020, we operated over 7,400 Company-owned restaurants, leasing the underlying land and/or building. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In limited cases, we sub-lease certain restaurants to franchisees in connection with refranchising transactions or lease our properties to other third parties. The lease payments under these leases are generally based on the higher of a fixed base rent or a percentage of the restaurant’s annual sales. Income from sub-lease agreements with franchisees or lease agreements with other third parties are included in Franchise fees and income and Other revenue, respectively, within our Condensed Consolidated Statements of Income. The financial impact of our accounting as a lessor was not significant.

Supplemental Balance Sheet
	3/31/2020	12/31/2019	Account Classification
Assets
Operating lease right-of-use assets	$1,899	$1,985	Operating lease right-of-use assets
Finance lease right-of-use assets	17	18	Property, plant and equipment, net
Total leased assets	$1,916	$2,003

Liabilities
Current
Operating lease liabilities	$403	$382	Accounts payable and other current liabilities
Finance lease liabilities	2	2	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,704	1,803	Non-current operating lease liabilities
Finance lease liabilities	25	26	Non-current finance lease liabilities
Total lease liabilities	$2,134	$2,213

Summary of Lease Cost	Quarter Ended
	3/31/2020	3/31/2019	Account Classification

Operating lease cost	$121	$117	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	1	—	Occupancy and other operating expenses
Variable lease cost (a)	49	91	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	3	3	Occupancy and other operating expenses or G&A
Sub-lease income	(6)	(7)	Franchise fees and income or Other revenues
Total lease cost	$168	$204

(a)

In the first quarter of 2020, the Company was granted $14 million in lease concessions from landlords related to the effects of the COVID-19 pandemic. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff Q&A document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted.

Supplemental Cash Flow Information	Quarter Ended
	3/31/2020	3/31/2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$107	$127
Financing cash flows from finance leases	1	—
Right-of-use assets obtained in exchange for new lease liabilities(b):
Operating leases	$32	$57
Finance leases	—	(1)

(b)

This supplemental non-cash disclosure for right-of-use (“ROU”) assets obtained in exchange for new lease liabilities also includes non-cash transactions resulting in adjustments to the lease liability or ROU asset due to modification or other reassessment events.

	Quarter Ended
Lease Term and Discount Rate	3/31/2020	3/31/2019
Weighted-average remaining lease term (years)
Operating leases	6.9	7.3
Finance leases	11.3	12.0

Weighted-average discount rate
Operating leases	6.0%	6.1%
Finance leases	5.9%	5.7%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of March 31, 2020 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2020	$397	$3	$400
2021	447	4	451
2022	388	3	391
2023	325	3	328
2024	261	3	264
Thereafter	771	21	792
Total lease payment	2,589	37	2,626
Less: imputed undiscounted interest(c)	482	10	492
Present value of lease liabilities	$2,107	$27	$2,134

(c)

As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of March 31, 2020, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $109 million. These leases will commence between the second quarter of 2020 and 2023 with lease terms of 1 year to 20 years.

Note 11 – Fair Value Measurements and Disclosures

The Company’s financial assets and liabilities primarily consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and lease liabilities, and the carrying values of these assets and liabilities approximate their fair value in general.

The Company accounts for its investment in the equity securities of Meituan at fair value, which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income.

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred during the quarters ended March 31, 2020 and 2019.

		Fair Value Measurement or Disclosure at March 31, 2020
	Balance at March 31, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$440	$—	$440	$—
Money market funds	182	182
Total cash equivalents	622	182	440	—
Short-term investments:
Time deposits	440		440
Fixed rate debt securities(a)	50		50
Total short-term investments	490	—	490	—
Other assets:
Investment in equity securities	102	102
Total	$1,214	$284	$930	$—

(a)	Classified as held-to-maturity investments and measured at amortized cost.

		Fair Value Measurement or Disclosure at December 31, 2019
	Balance at December 31, 2019	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$407		$407
Money market funds	331	331
Total cash equivalents	738	331	407	—
Short-term investments:
Time deposits	611		611
Total short-term investments	611		611
Other assets:
Investment in equity securities	110	110
Total	$1,459	$441	$1,018	$—

Non-Recurring Fair Value Measurements

In addition, certain of the Company’s restaurant-level assets (including operating lease ROU assets, property, plant and equipment), goodwill and intangible assets, are measured at fair value based on unobservable inputs (Level 3) on a non-recurring basis, if determined to be impaired.

In determining the fair value of restaurant-level assets, the Company considered the highest and best use of the assets from market participants’ perspective, which is represented by the higher of the forecasted discounted cash flows from operating restaurants and the price market participants would pay to sub-lease the ROU assets and acquire remaining restaurants assets, even if that use differs from the current use by the Company. The after-tax cash flows incorporate reasonable assumptions we believe a franchisee would make, such as sales growth, and include a deduction for royalties we would receive under a franchise agreement with terms substantially at market. The discount rate used in the fair value calculation is our estimate of the required rate-of-return that a franchisee would expect to receive when purchasing a similar restaurant and the related long-lived assets. In situations where the highest and best use of restaurant-level assets are represented by sub-leasing the operating lease ROU assets and acquiring remaining restaurant assets, the Company continues to use these assets in operating its restaurant business, which is consistent with its long-term strategy of growing revenue through operating restaurant concepts.

As a result of adopting ASU 2018-13 in the first quarter of 2020, the following disclosure was included in relation to significant unobservable inputs used in the fair value measurement. As of March 31, 2020, the fair value of restaurant-level assets, if determined to be impaired, are primarily represented by the price market participant would pay to sub-lease the operating lease ROU assets and acquire remaining restaurants assets, which reflects the highest and best use of the assets. Significant unobservable inputs used in the fair value measurement include market rental prices, which were valued by an independent valuation specialist. The direct comparison approach is used as the valuation technique by assuming sub-lease of each of these properties in its existing state with vacant possession. By making reference to lease transactions as available in the relevant market, comparable properties in close proximity have been selected and adjustments have been made to account for the difference in factors such as location and property size.

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the quarters ended March 31, 2020 and 2019. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective period-end dates.

	Quarter Ended
	3/31/2020	3/31/2019	Account Classification
Restaurant-level impairment(a)	$9	$12	Closure and impairment expenses, net
ROU impairment prior to the adoption of ASC 842(b)	—	82	Retained Earnings
Total	$9	$94

(a)

Restaurant-level impairment charges are recorded in Closure and impairment expenses, net and resulted from our impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. We performed an additional impairment evaluation in the first quarter of 2020, considering the adverse economic effects of the COVID-19 pandemic an impairment indicator. We also performed an additional impairment evaluation upon adoption of ASC 842 in the first quarter of 2019. The remaining net book value of assets measured at fair value for the quarter ended March 31, 2020 was $29 million and the remaining net book value of assets measured at fair value for the quarter ended March 31, 2019 was insignificant.

(b)

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

Note 12 – Income Taxes

	Quarter Ended
	3/31/2020	3/31/2019
Income tax provision	$32	$93
Effective tax rate	32.7%	28.9%

The higher effective tax rate for the quarter ended March 31, 2020 was primarily due to a non-deductible loss in the first quarter of 2020, while non-taxable gain in the first quarter of 2019 related to our investment in equity securities of Meituan.

In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which included a broad range of tax reforms. The U.S. Treasury Department and IRS released the final transition tax regulations in the first quarter of 2019. We completed the evaluation of the impact on our transition tax computation based on the final regulations released in the first quarter of 2019 and recorded an additional amount of $8 million for the transition tax accordingly.

The Tax Act requires a U.S. shareholder to be subject to tax on Global Intangible Low Taxed Income ("GILTI") earned by certain foreign subsidiaries. We have elected the option to account for current year GILTI tax as a period cost as incurred, and therefore included it in estimating the annual effective tax rate.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the quarter ended March 31, 2020, the CARES Act had no material tax impact on our Condensed Consolidated Financial Statements. We continue to monitor additional guidance issued by the U.S. Treasury Department, the IRS and others.

We are subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other taxing authorities with respect to income and non-income based taxes. Since 2016, we have been under a national audit on transfer pricing by the Chinese State Taxation Administration (“STA”) in China regarding our related party transactions for the period from 2006 to 2015. The information currently exchanged with the tax authorities focuses on our franchise arrangement with YUM. We have submitted information to the extent it is available to the Company. It is reasonably possible that there could be significant developments, including expert review and assessment by the STA, within the next 12 months. The ultimate assessment will depend upon further review of the information provided and ongoing technical and other discussions with the STA and in-charge local tax authorities, and therefore it is not possible to reasonably estimate the potential impact. We will continue to defend our transfer pricing position. However, if the STA prevails in the assessment of additional tax due based on its ruling, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations and cash flows.

Note 13 –Segment Reporting

We have two reportable segments: KFC and Pizza Hut. Our remaining six non-reportable operating segments, including the operations of Little Sheep, COFFii & JOY, East Dawning, Taco Bell, Daojia, and our e-commerce business, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in aggregate.

	Quarter Ended 3/31/2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,269	$324	$21	$140	1,754	$—	$1,754
Inter-segment revenue	—	—	7	—	7	(7)	—
Total	$1,269	$324	$28	$140	$1,761	$(7)	$1,754

	Quarter Ended 3/31/2019
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,592	$543	$23	$146	2,304	$—	$2,304
Inter-segment revenue	—	—	9	—	9	(9)	—
Total	$1,592	$543	$32	$146	$2,313	$(9)	$2,304

	Quarter Ended
Operating Profit (Loss)	3/31/2020	3/31/2019
KFC(b)	$153	$288
Pizza Hut	(28)	50
All Other Segments	(10)	(5)
Unallocated revenues from transactions with franchisees and unconsolidated affiliates(c)	139	145
Unallocated Other revenues	1	1
Unallocated expenses from transactions with franchisees and unconsolidated affiliates(c)	(135)	(143)
Unallocated Other operating costs and expenses	(1)	(1)
Unallocated and corporate G&A expenses	(21)	(33)
Unallocated Other (loss) income	(1)	1
Operating Profit	$97	$303
Interest income, net(a)	9	9
Investment (loss) gain(a)	(8)	10
Income Before Income Taxes	$98	$322

	Quarter Ended
Impairment Charges	3/31/2020	3/31/2019
KFC(d)	$4	$8
Pizza Hut(d)	6	5
All Other Segments(d)	2	$1
	$12	$14

	Total Assets
	3/31/2020	12/31/2019
KFC(e)	$3,034	$3,160
Pizza Hut	887	950
All Other Segments	158	166
Corporate and Unallocated(f)	2,498	2,674
	$6,577	$6,950

(a)	Amounts have not been allocated to any segment for performance reporting purposes.

(b)	Includes equity income from investments in unconsolidated affiliates of $20 million and $23 million for the quarters ended March 31, 2020 and 2019, respectively.

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

(d)

Primarily includes store closure impairment charges, restaurant-level impairment charges resulting from our additional impairment evaluation performed in the first quarter of 2020 in response to adverse impact from the COVID-19 pandemic, and additional impairment evaluation performed in the first quarter of 2019 as a result of adopting ASC 842 (See Note 11).

(e)	Includes investments in unconsolidated affiliates.

(f)	Primarily includes cash and cash equivalents, short-term investments, investment in equity securities, and inventories that are centrally managed.

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

YUM concluded and we concurred that it is more likely than not that YUM will not be subject to this tax with respect to the pro rata distribution of all outstanding shares of Yum China common stock to shareholders of YUM in connection with the separation (the “distribution”). However, there are significant uncertainties regarding what constitutes a reasonable commercial purpose, how the safe harbor provisions for group restructurings are to be interpreted and how the taxing authorities will ultimately view the distribution. As a result, YUM’s position could be challenged by Chinese tax authorities resulting in a 10% tax assessed on the difference between the fair market value and the tax basis of the separated China business. As YUM’s tax basis in the China business is minimal, the amount of such a tax could be significant.

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

Guarantees for Franchisees and Unconsolidated Affiliates

From time to time we have guaranteed certain lines of credit and loans of franchisees and unconsolidated affiliates. As of March 31, 2020, guarantees on behalf of franchisees were immaterial and no guarantees were outstanding for unconsolidated affiliates.

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

Note 15 – Subsequent Events

Acquisition of a Controlling Interest in Huang Ji Huang

In April 2020, the Company completed the acquisition of a controlling interest in the Huang Ji Huang group, a leading Chinese-style casual dining franchise business, for cash consideration of approximately $185 million. Upon completion of the acquisition, the Company held a 93.3% interest in Huang Ji Huang group. Founded in 2004 and headquartered in Beijing, Huang Ji Huang has over 640 restaurants in China and internationally. The acquisition was considered immaterial. As of the date of this filing, the Company has not yet completed the fair value assessment on the determination of identifiable assets acquired and the liabilities assumed in the acquisition.

Acquisition of Additional Interest in Unconsolidated Affiliate

In April 2020, the Company entered into a definitive agreement to acquire an additional 25% equity interest in an unconsolidated affiliate that operates KFC stores in and around Suzhou, China (“Suzhou KFC”), for cash consideration of approximately $149 million. Upon closing of the acquisition in the second half of the year, subject to the satisfaction of closing conditions, the Company is expected to increase its equity interest to 72%, allowing the Company to consolidate Suzhou KFC. The acquisition was considered immaterial.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the Company throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) are made using the first person notations of “we,” “us” or “our.” This MD&A contains forward-looking statements, including statements with respect to the ongoing transfer pricing audit, the retail tax structure reform, impacts of COVID-19, our growth plans, future capital resources to fund our operations and anticipated capital expenditures, share repurchases, our ability to pay dividends and the impact of new accounting pronouncements not yet adopted. See “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for information regarding forward-looking statements.

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of system sales, with over 9,200 restaurants as of March 31, 2020. Our growing restaurant base consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Little Sheep, COFFii & JOY, East Dawning and Taco Bell. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Taiwan and Macau (the “PRC” or “China”), and own the intellectual property of the Little Sheep, COFFii & JOY and East Dawning concepts outright. We were the first major global restaurant brand to enter China in 1987 and with over 30 years of operations, we have developed deep operating experience in the China market. We have since grown to become one of China’s largest restaurant developers with locations in over 1,400 cities as of March 31, 2020. We believe that there is significant opportunity to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of March 31, 2020, KFC operated over 6,600 restaurants in over 1,400 cities across China.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of March 31, 2020, Pizza Hut operated over 2,200 restaurants in over 500 cities.

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

•

System sales growth reflects the results of all restaurants regardless of ownership, including Company-owned, franchise and unconsolidated affiliate restaurants that operate our concepts, except for sales from non-Company-owned restaurants for which we do not receive a sales-based royalty. Sales of franchise and unconsolidated affiliate restaurants typically generate ongoing franchise fees for the Company at a rate of approximately 6% of system sales. Franchise and unconsolidated affiliate restaurant sales are not included in Company sales in the Condensed Consolidated Statements of Income; however, the franchise fees are included in the Company’s revenues. We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

•

Effective January 1, 2018, the Company revised its definition of same-store sales growth to represent the estimated percentage change in sales of food of all restaurants in the Company system that have been open prior to the first day of our prior fiscal year, excluding the period during which stores are temporarily closed. We refer to these as our “base” stores. Previously, same-store sales growth represented the estimated percentage change in sales of all restaurants in the Company system that have been open for one year or more, including stores temporarily closed, and the base stores changed on a rolling basis from month to month. This revision was made to align with how management measures performance internally and focuses on trends of a more stable base of stores.

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

•

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides measures adjusted for Special Items, which include Adjusted Operating Profit, Adjusted Net Income, Adjusted Earnings Per Common Share, Adjusted Effective Tax Rate and Adjusted EBITDA, which we define as net income including noncontrolling interests adjusted for income tax, interest income, net, investment gain or loss, depreciation and amortization, and other items, including store impairment charges and Special Items. The Special Item for the quarter ended March 31, 2020 represents share-based compensation cost recognized for a special award of performance stock units (“Partner PSU Awards”) granted to select employees. The Special Item for the quarter ended March 31, 2019 represents impact from the Tax Cuts and Jobs Act (the “Tax Act”). The Company excludes impact from Special Items for the purpose of evaluating performance internally. Special Items are not included in any of our segment results. In addition, the Company provides Adjusted EBITDA because we believe that investors and analysts may find it useful in measuring operating performance without regard to items such as income tax, interest income, net, investment gain or loss, depreciation and amortization, and other items, including store impairment charges and Special Items. These adjusted measures are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of these adjusted measures provides additional information to investors to facilitate the comparison of past and present results, excluding those items that the Company does not believe are indicative of our ongoing operations due to their nature.

All Note references in this MD&A refer to the Notes to the Condensed Consolidated Financial Statements. Tabular amounts are displayed in millions of U.S. dollars except percentages and per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding. References to quarters are references to the Company’s fiscal quarters.

Quarters to Date Ended March 31, 2020 and 2019

Results of Operations

Summary

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of Little Sheep, East Dawning, Taco Bell, Daojia, COFFii & JOY and our e-commerce business, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Additional details on our reportable operating segments are included in Note 13.

Quarterly highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	(15)	(11)	+10	(47)	(45)
Pizza Hut	(38)	(31)	+1	NM	NM
All Other Segments(b)	(48)	(30)	+11	NM	NM
Total	(20)	(15)	+7	(68)	(67)

NM refers to changes over 100%, from negative to positive amounts or from zero to an amount.

(a)

System sales and same-store sales percentages as shown in tables exclude the impact of F/X. Effective January 1, 2018, temporary store closures are normalized in the same-store sales calculation by excluding the period during which stores are temporarily closed.

(b)	Sales from non-Company-owned restaurants, for which we do not receive a sales-based royalty, are excluded from system sales and same-store sales.

As of March 31, 2020, the Company operated over 9,200 units, predominately KFC and Pizza Hut restaurants, which are the leading and largest QSR and CDR brand, respectively, in mainland China in terms of system sales. We believe that there is significant opportunity to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

Starting in late January 2020, the COVID-19 pandemic has significantly impacted the Company’s operations in the first quarter of 2020. The first three weeks of January were strong, but then the pandemic led to subsequent same-store sales declines of 40-50% compared to the comparable Chinese New Year holiday period in 2019. Approximately 35% of stores were closed by mid-February at the peak of the outbreak, with significant regional differences. For restaurants that remained open, same-store sales declined due to shortened operating hours and reduced traffic, with a significant portion of stores providing only delivery and takeaway services. As the quarter progressed, sales performance recovered gradually, with same-store sales down approximately 20% in late March. The pace of recovery is uneven with recent sales and traffic still below pre-outbreak levels as people continue to avoid going out and practice social distancing. As of the end of April, approximately 99% of our stores in China were either partially or fully open. However, in April same-store sales were still down by more than 10%.

As compared to the first quarter of 2019, Company sales in the first quarter of 2020 decreased 26%, or 24% if excluding the impact of F/X. The decrease in Company sales for the quarter, excluding the impact of F/X, was driven by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic, partially offset by net unit growth.

The decrease in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by same-store sales declines, temporary store closures, increased rider labor costs due to higher delivery sales, and commodity inflation, partially offset by labor efficiency, one-time reductions in social security contributions and lease concessions, lower G&A expenses mainly due to timing of government incentives received, and utilities savings.

The Consolidated Results of Operations for the quarters to date ended March 31, 2020 and 2019 are presented below:

	Quarter Ended		% B/(W) (a)
	3/31/2020	3/31/2019	Reported		Ex F/X
Company sales	$1,548	$2,089	(26)		(24)
Franchise fees and income	35	39	(10)		(7)
Revenues from transactions with franchisees and unconsolidated affiliates	161	170	(5)		(2)
Other revenues	10	6	70		78
Total revenues	$1,754	$2,304	(24)		(21)
Restaurant profit	$165	$386	(57)		(56)
Restaurant Margin %	10.7%	18.5%	(7.8)	ppts.	(7.8)	ppts.
Operating Profit	$97	$303	(68)		(67)
Interest income, net	9	9	(7)		(4)
Investment (loss) gain	(8)	10	NM		NM
Income tax provision	(32)	(93)	65		65
Net Income - including noncontrolling interests	66	229	(71)		(70)
Net Income - noncontrolling interests	4	7	36		35
Net Income - Yum China Holdings, Inc.	$62	$222	(72)		(71)
Diluted Earnings Per Common Share	$0.16	$0.57	(72)		(72)
Effective tax rate	32.7%	28.9%
Adjusted Operating Profit	$98	$303
Adjusted Net Income - Yum China Holdings, Inc.	$63	$230
Adjusted Diluted Earnings Per Common Share	$0.16	$0.59
Adjusted Effective Tax Rate	32.4%	26.5%
Adjusted EBITDA	$219	$428

(a)	Represents the period-over-period change in percentage.

Performance Metrics

	Quarter Ended
	3/31/2020	3/31/2019
System Sales (Decline) Growth	(23)%	3%
System Sales (Decline) Growth, excluding F/X	(20)%	9%
Same-Store Sales (Decline) Growth	(15)%	4%

Unit Count	3/31/2020	3/31/2019	% Increase
Company-owned	7,432	6,974	7
Unconsolidated affiliates	924	834	11
Franchisees	939	845	11
	9,295	8,653	7

Special Items

Special Items, along with the reconciliation of the most directly comparable GAAP financial measures to the adjusted financial measures, are presented below.

	Quarter Ended
Detail of Special Items	3/31/2020	3/31/2019
Share-based compensation expense for Partner PSU Awards(a)	$(1)	$—
Special Items, Operating Profit	(1)	—
Tax Expenses on Special Items(b)	—	—
Impact from the Tax Act(c)	—	(8)
Special items, net income – including noncontrolling interests	(1)	(8)
Special items, net income – noncontrolling interests	—	—
Special Items, Net income – Yum China Holdings, Inc.	$(1)	$(8)
Weighted-average diluted shares outstanding (in millions)	386	388
Special Items, Diluted Earnings Per Common Share	$—	$(0.02)
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$97	$303
Special Items, Operating Profit	(1)	—
Adjusted Operating Profit	$98	$303
Reconciliation of Net Income to Adjusted Net Income
Net Income - Yum China Holdings, Inc.	$62	$222
Special Items, Net Income – Yum China Holdings, Inc.	(1)	(8)
Adjusted Net Income - Yum China Holdings, Inc.	$63	$230
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.16	$0.59
Special Items, Basic Earnings Per Common Share	(0.01)	(0.02)
Adjusted Basic Earnings Per Common Share	$0.17	$0.61
Diluted Earnings Per Common Share	$0.16	$0.57
Special Items, Diluted Earnings Per Common Share	—	(0.02)
Adjusted Diluted Earnings Per Common Share	$0.16	$0.59
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 12)	32.7%	28.9%
Impact on effective tax rate as a result of Special Items(b)(c)	0.3%	2.4%
Adjusted effective tax rate	32.4%	26.5%

(a)

In February 2020, the Company granted Partner PSU Awards to select employees who were deemed critical to the Company’s execution of its strategic operating plan. These PSU awards will only vest if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares subject to the PSU awards. Partner PSU Awards were granted to address increased competition for executive talent, motivate transformational performance and encourage management retention. Given the unique nature of these grants, the Compensation Committee does not intend to grant similar, special grants to the same employees during the performance period. The impact from these special awards is excluded from metrics that management uses to assess the Company’s performance. The Company recognized share-based compensation cost of $1 million associated with the Partner PSU Awards in the first quarter of 2020.

(b)	The tax expense was determined based upon the nature, as well as the jurisdiction, of each Special Item at the applicable tax rate.

(c)

We completed the evaluation of the impact on our transition tax computation based on the final regulations released by the U.S. Treasury Department and the IRS which became effective in the first quarter of 2019, and recorded an additional amount of $8 million for the transition tax accordingly.

Adjusted EBITDA

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter Ended
Reconciliation of Net Income to Adjusted EBITDA	3/31/2020	3/31/2019
Net Income — Yum China Holdings, Inc.	$62	$222
Net Income — noncontrolling interests	4	7
Income tax provision	32	93
Interest income, net	(9)	(9)
Investment loss (gain)	8	(10)
Operating Profit	97	303
Special Items, Operating Profit	1	—
Adjusted Operating Profit	98	303
Depreciation and amortization	109	111
Store impairment charges	12	14
Adjusted EBITDA	$219	$428

Segment Results

KFC

	Quarter Ended
			% B/(W)
	3/31/2020	3/31/2019	Reported		Ex F/X
Company sales	$1,220	$1,539	(21)		(18)
Franchise fees and income	33	36	(8)		(5)
Revenues from transactions with franchisees and unconsolidated affiliates	16	17	(3)		—
Total revenues	$1,269	$1,592	(20)		(18)

Restaurant profit	$166	$309	(46)		(44)
Restaurant margin %	13.6%	20.0%	(6.4)	ppts.	(6.4)	ppts.

G&A expenses	$46	$49	5		2
Franchise expenses	$16	$19	12		10
Expenses for transactions with franchisees and unconsolidated affiliates	$16	$17	2		(1)
Closures and impairment expenses, net	$1	$7	86		85
Other income, net	$(17)	$(18)	(6)		(3)
Operating Profit	$153	$288	(47)		(45)

	Quarter Ended
	3/31/2020	3/31/2019
System Sales (Decline) Growth	(18)%	5%
System Sales (Decline) Growth, excluding F/X	(15)%	11%
Same-Store Sales (Decline) Growth	(11)%	5%

Unit Count	3/31/2020	3/31/2019	% Increase
Company-owned	5,174	4,732	9
Unconsolidated affiliates	924	834	11
Franchisees	563	512	10
	6,661	6,078	10

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	3/31/2019	Store Portfolio Actions	Other	F/X	3/31/2020
Company sales	$1,539	$(110)	$(169)	$(40)	$1,220
Cost of sales	(476)	31	40	13	(392)
Cost of labor	(320)	(2)	26	9	(287)
Occupancy and other operating expenses	(434)	(2)	49	12	(375)
Restaurant profit	$309	$(83)	$(54)	$(6)	$166

The decrease in Company sales and Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic, increased rider labor costs due to higher delivery sales, and commodity inflation of 3%, partially offset by labor efficiency, one-time reductions in social security contributions and lease concessions, and utility savings.

Franchise Fees and Income

The decrease in Franchise fees and income for the quarter, excluding the impact of F/X, was primarily driven by same-store sales decline and temporary closures of restaurants operated by unconsolidated affiliates and franchisees, partially offset by the net unit growth.

G&A Expenses

The decrease in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by cost control measures to lower travel expenses and higher government incentives received, partially offset by higher compensation costs.

Operating Profit

The decrease in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the decrease in Restaurant profit, partially offset by lower store impairment charges.

Pizza Hut

	Quarter Ended
			% B/(W)
	3/31/2020	3/31/2019	Reported		Ex F/X
Company sales	$322	$541	(41)		(39)
Franchise fees and income	1	1	(1)		2
Revenues from transactions with franchisees and unconsolidated affiliates	1	1	2		6
Total revenues	$324	$543	(40)		(39)

Restaurant profit	$1	$77	(99)		(99)
Restaurant margin %	0.3%	14.3%	(14.0)	ppts.	(14.0)	ppts.

G&A expenses	$24	$24	3		(1)
Franchise expenses	$1	$1	2		(1)
Expenses for transactions with franchisees and unconsolidated affiliates	$1	$1	(23)		(27)
Closures and impairment expenses, net	$5	$3	(48)		(55)
Operating (Loss) Profit	$(28)	$50	NM		NM

	Quarter Ended
	3/31/2020	3/31/2019
System Sales (Decline)	(40)%	(3)%
System Sales (Decline) Growth, excluding F/X	(38)%	3%
Same-Store Sales (Decline) Growth	(31)%	1%

Unit Count	3/31/2020	3/31/2019	% Increase (Decrease)
Company-owned	2,166	2,190	(1)
Franchisees	105	59	78
	2,271	2,249	1

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	3/31/2019	Store Portfolio Actions	Other	F/X	3/31/2020
Company sales	$541	$(68)	$(141)	$(10)	$322
Cost of sales	(159)	20	34	3	(102)
Cost of labor	(143)	11	24	4	(104)
Occupancy and other operating expenses	(162)	10	33	4	(115)
Restaurant profit	$77	$(27)	$(50)	$1	$1

The decrease in Company sales and Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic, increased rider labor costs due to higher delivery sales, and commodity inflation of 4%, partially offset by labor efficiency, one-time reductions in social security contributions and lease concessions, and lower promotion costs.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by lower government incentives received and higher compensation costs, partially offset by cost control measures to lower travel expenses.

Operating (Loss) Profit

The Operating loss for the quarter, excluding the impact of F/X, was primarily driven by the decrease in Restaurant profit and higher store impairment charges.

All Other Segments

All Other Segments reflects the results of Little Sheep, COFFii & JOY, East Dawning, Taco Bell, Daojia and our e-commerce business.

	Quarter Ended
			% B/(W)
	3/31/2020	3/31/2019	Reported		Ex F/X
Company sales	$6	$9	(32)		(30)
Franchise fees and income	1	2	(62)		(62)
Revenues from transactions with franchisees and unconsolidated affiliates	5	7	(36)		(34)
Other revenues	16	14	17		21
Total revenues	$28	$32	(14)		(11)

Restaurant loss	$(3)	$(1)	NM		NM
Restaurant margin %	(45.1)%	(5.6)%	(39.5)	ppts.	(39.5)	ppts.

G&A expenses	$8	$8	7		5
Expenses for transactions with franchisees and unconsolidated affiliates	$4	$6	44		42
Other operating costs and expenses	$15	$12	(30)		(35)
Closures and impairment expenses, net	$2	$1	NM		NM
Operating Loss	$(10)	$(5)	NM		NM

	Quarter Ended
	3/31/2020	3/31/2019
Same-Store Sales Decline	(30)%	(15)%

The decrease in Company sales for the quarter, excluding the impact of F/X, was primarily driven by same-store sales declines and temporary store closures due to the impact of the COVID-19 pandemic.

The increase in Other revenue and Other operating costs and expenses for the quarter, excluding the impact of F/X, was primarily driven by the increase in demand of online orders of certain product categories (mainly fresh grocery products).

The increase in Operating loss for the quarter, excluding the impact of F/X, was primarily driven by the increase in Restaurant loss and higher store impairment charges.

Corporate and Unallocated

	Quarter Ended
			% B/(W)
	3/31/2020	3/31/2019	Reported	Ex F/X
Revenues from transactions with franchisees and unconsolidated affiliates	$139	$145	(4)	(1)
Other revenue	1	1	(34)	(32)
Expenses for transactions with franchisees and unconsolidated affiliates	135	143	6	3
Other operating costs and expenses	1	1	(17)	(21)
Corporate G&A expenses	21	33	36	35
Other unallocated (loss) income	(1)	1	NM	NM
Interest income, net	9	9	(7)	(4)
Investment (loss) gain	(8)	10	NM	NM
Income tax provision (See Note 12)	(32)	(93)	65	65
Effective tax rate (See Note 12)	32.7%	28.9%	(3.8)%	(3.8)%

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

The decrease in Revenues from transactions with franchisees and unconsolidated affiliates for the quarter, excluding the impact of F/X, was mainly driven by system sales decline of franchisees and unconsolidated affiliates, partially offset by an increase in the selling prices of food and paper products due to commodity inflation.

G&A Expenses

The decrease in Corporate G&A expenses for the quarter, excluding the impact of F/X, was mainly driven by higher government incentives received.

Investment Gain (Loss)

The Investment gain or loss represents the unrealized gain or loss related to our investment in equity securities of Meituan Dianping (“Meituan”). See Note 6.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%, withholding tax on repatriation of earnings outside of China and U.S. corporate income tax, if any. Our effective tax rate was 32.7% and 28.9% for the quarters ended March 31, 2020 and 2019, respectively. The higher effective tax rate for the quarter was primarily due to a non-deductible loss in the first quarter of 2020, while non-taxable gain in the first quarter of 2019 related to our investment in equity securities of Meituan.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Impact of COVID-19 Pandemic

Starting in late January 2020, the COVID-19 pandemic has significantly impacted the Company’s operations. The pace of recovery is uneven with recent sales and traffic still below pre-outbreak levels as people continue to avoid going out and practice social distancing. As of the end of April, approximately 99% of our stores in China were either partially or fully open. However, in April, same-store sales were still down by more than 10%.

Management cannot ascertain the full impact of the COVID-19 pandemic on the Company’s operations, which depends on the evolving nature of the COVID-19 pandemic and governmental responses thereto, the economic recovery within China and globally, the impact on consumer behavior and other related factors. The Company expects that COVID-19 will have a material adverse impact on the Company’s results of operations, cash flows and financial condition for the full year 2020. For further information on the risks associated with the COVID-19 pandemic, see “Item 1A. Risk Factors.”

Tax Examination on Transfer Pricing

We are subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other taxing authorities with respect to income and non-income based taxes. Since 2016, we have been under a national audit on transfer pricing by the STA in China regarding our related party transactions for the period from 2006 to 2015. The information currently exchanged with the tax authorities focuses on our franchise arrangement with YUM. We have submitted information to the extent it is available to the Company. It is reasonably possible that there could be significant developments, including expert review and assessment by the STA, within the next 12 months. The ultimate assessment will depend upon further review of the information provided and ongoing technical and other discussions with the STA and in-charge local tax authorities, and therefore it is not possible to reasonably estimate the potential impact. We will continue to defend our transfer pricing position. However, if the STA prevails in the assessment of additional tax due based on its ruling, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations and cash flows.

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

As of March 31, 2020, an input VAT credit asset of $241 million and payable of $2 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against VAT payables more than one year from March 31, 2020. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the Company expected to use the credit within one year.

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

Consolidated Cash Flows

Our cash flows for the years to date ended March 31, 2020 and 2019 were as follows:

Net cash provided by operating activities was $60 million in 2020 as compared to $344 million in 2019. The decrease was primarily driven by net income decrease and timing of payments for inventory along with other working capital changes.

Net cash provided by investing activities was $2 million in 2020 as compared to $267 million of net cash used in investing activities in 2019. The change is mainly due to the net impact on cash flow resulting from purchases and maturities of short-term investments.

Net cash used in financing activities was $52 million in 2020 as compared to $113 million in 2019.  The decrease was primarily driven by a decrease in the number of shares repurchased in 2020.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores and from our franchise operations and dividend payments from our unconsolidated affiliates.

Our ability to fund our future operations and capital needs will depend on our ongoing ability to generate cash from operations. We believe our principal uses of cash in the future will be primarily to fund our operations and to make capital expenditures, distributions to our stockholders and share repurchases as well as any acquisition or investment we may make. As a result of the COVID-19 pandemic, we have taken, and continue to take, certain actions to provide additional liquidity and flexibility, which include temporarily suspending our share repurchase program and, for the next two quarters, dividends, as well as increasing our credit facilities. We believe that our future cash from operations, together with our access to funds on hand and capital markets, will provide adequate resources to fund these uses of cash and that our existing cash, net cash from operations and credit facilities will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months.

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

Share Repurchases and Dividends

Our Board of Directors has authorized an aggregate of $1.4 billion for our share repurchase program. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the quarters ended March 31, 2020 and 2019, the Company repurchased $7 million or 0.2 million and $65 million or 1.7 million shares of common stock, respectively, under the repurchase program.

For the quarters ended March 31, 2020 and 2019, the Company paid cash dividends of approximately $45 million and $46 million, respectively, to stockholders through quarterly dividend payments of $0.12 per share.

Due to the unprecedented effects of the COVID-19 pandemic and associated economic uncertainty, the Company announced in April 2020 that it would temporarily suspend its share repurchases and, for the next two quarters, dividends.

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

Borrowing Capacity

As of March 31, 2020, the Company had credit facilities of RMB 3,216 million (approximately $454 million), comprised of onshore credit facilities of RMB1,800 million (approximately $254 million) in aggregate and offshore credit facilities of $200 million in aggregate.

The credit facilities had remaining terms ranging from less than one year to three years as of March 31, 2020. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China, Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC or London Interbank Offered Rate (“LIBOR”) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Some of the onshore credit facilities contain sublimits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of March 31, 2020, we had outstanding bank guarantees of RMB 86 million (approximately $12 million) to secure our lease payment to landlords for certain Company-owned restaurants. The credit facilities were therefore reduced by the same amount, while there were no borrowings outstanding as of March 31, 2020.

Off-Balance Sheet Arrangements

See the Guarantees section of Note 14 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

See Note 2 for details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Tax (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for the Company from January 1, 2021, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which clarifies the interaction for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for the Company from January 1, 2021, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology. Forward-looking statements are based on our expectations, estimates, assumptions or projections concerning future results or events as of the date of the filing of this Form 10-Q. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those statements. We cannot assure you that any of our assumptions are correct or any of our expectations, estimates or projections will be achieved. Numerous factors could cause our actual results to differ materially from those expressed or implied by forward-looking statements, including, without limitation, the following:

•

Risks related to our business and industry, such as (a) food safety and food-borne illness concerns, (b) significant failure to maintain effective quality control systems for our restaurants, (c) significant liability claims, food contamination complaints from our customers or reports of incidents of food tampering, (d) health concerns arising from outbreaks of viruses or other illnesses, including the COVID-19 pandemic, (e) the fact that we derive substantially all of our revenue from our operations in China, (f) the fact that the operation of our restaurants is subject to the terms of the master license agreement with YUM, (g) the fact that our success is tied to the success of YUM’s brand strength, marketing campaigns and product innovation, (h) shortages or interruptions in the availability and delivery of food products and other supplies, (i) fluctuation of raw materials prices, (j) our inability to attain our target development goals and the potential cannibalization of existing sales by aggressive development, (k) risks associated with leasing real estate, (l) inability to obtain desirable restaurant locations on commercially reasonable terms, (m) labor shortages or increases in labor costs, (n) the fact that our success depends substantially on our corporate reputation and on the value and perception of our brands, (o) the occurrence of security breaches and cyber-attacks, (p) failure to protect the integrity and security of our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf, (q) failures or interruptions of service or security breaches in our information technology systems, (r) the fact that our business depends on the performance of, and our long-term relationships with, third-party mobile payment processors, internet infrastructure operators, internet service providers and delivery aggregators, (s) failure to provide timely and reliable delivery services by our restaurants, (t) our growth strategy with respect to COFFii & JOY may not be successful, (u) challenges and risks related to our e-commerce business, (v) the anticipated benefits of the acquisition of Daojia may not be realized in a timely manner or at all, (w) the Chinese government may determine that the VIE structure of Daojia does not comply with Chinese laws on foreign investment in restricted industries, (x) our inability or failure to recognize, respond to and effectively manage the impact of social media, (y) litigation and failure to comply with anti-bribery or anti-corruption laws, (z) U.S. federal income taxes, changes in tax rates, disagreements with tax authorities (including with respect to the transfer pricing audit) and imposition of new taxes, (aa) changes in consumer discretionary spending and general economic conditions, (bb) competition in the retail food industry, (cc) loss or failure to obtain or renew any or all of the approvals, licenses and permits to operate our business, (dd) our inability to adequately protect the intellectual property we own or have the right to use, (ee) YUM’s failure to protect its intellectual property, (ff) seasonality and certain major events in China, (gg) our failure to detect, deter and prevent all instances of fraud or other misconduct committed by our employees, customers or other third parties, (hh) changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters, (ii) failure of our insurance policies to provide adequate coverage for claims associated with our business operations, (jj) unforeseeable business interruptions, (kk) failure by us to maintain effective disclosure controls and procedures and internal control over financial reporting in accordance with the rules of the SEC, (ll) the fact that our success depends on the continuing efforts of our key management and experienced and capable personnel as well as our ability to recruit new talent, (mm) our investment in technology and innovation may not generate the expected level of returns, and (nn) our strategic investments or acquisitions may be unsuccessful;

•

Risks related to doing business in China, such as (a) changes in Chinese political policies and economic and social policies or conditions, (b) uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations, (c) changes in trade relations between the United States and China, including the imposition of new or higher taxes on goods imported from the United States, (d) fluctuation in the value of the Chinese Renminbi, (e) limitations on our ability to utilize our cash balances effectively due to governmental control of currency conversion and payments of foreign currency, (f) changes in laws and regulations, (g) reliance on distributions by our operating subsidiaries in China to fund offshore cash requirements, (h) potential unfavorable tax consequences resulting from our classification as a China resident enterprise for Chinese enterprise income tax purposes, (i) uncertainty regarding indirect transfers of equity interests and enhanced scrutiny by Chinese tax authorities, (j) difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China against us, (k) inability to use properties due to defects caused by non-registration of lease agreements related to certain properties, (l) risk in relation to unexpected land acquisitions, building closures or demolitions, (m) potential fines for failure to comply with law, (n) restrictions on our ability to make loans or additional capital contributions to our Chinese subsidiaries due to Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental control of currency conversion and (o) difficulties in pursuing growth through acquisitions due to regulations regarding acquisitions;

•

Risks related to the separation and related transactions, such as (a) incurring significant tax liabilities if the distribution does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes and the Company could be required to indemnify YUM for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement, (b) being obligated to indemnify YUM for material taxes and related amounts pursuant to indemnification obligations under the tax matters agreement if YUM is subject to Chinese indirect transfer tax with respect to the distribution, (c) potential indemnification liabilities owing to YUM pursuant to the separation and distribution agreement and there being no assurance that the indemnity provided by YUM with respect to certain liabilities in connection with the separation will be sufficient to insure us against the full amount of such liabilities, (d) the possibility that a court would require that we assume responsibility for obligations allocated to YUM under the separation and distribution agreement and (e) potential liabilities due to fraudulent transfer considerations.

In addition, other risks and uncertainties not presently known to us or that we currently believe to be immaterial could affect the accuracy of any such forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. You should consult our filings with the Securities and Exchange Commission (including the information set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and this Form 10-Q) for additional information regarding factors that could affect our financial and other results. You should not place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Form 10-Q. We are not undertaking to update any of these statements, except as required by law.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended March 31, 2020, the Company’s Operating profit would have decreased by approximately $10 million if the RMB weakened 10% relative to the US$. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – Other Information

Item 1.	Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A.	Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 27, 2020.

Health concerns arising from outbreaks of viruses or other illnesses may have a material adverse effect on our business. We expect that the COVID-19 pandemic will have a material adverse impact on the Company’s results of operations, cash flows and financial condition for the full year 2020, and it could also have material adverse impacts for an extended period of time thereafter.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic, such as the novel coronavirus (COVID-19), avian flu or African swine flu. Outbreaks of contagious illness occur from time to time around the world, including in China where virtually all of our restaurants are located. The occurrence of such an outbreak or other adverse public health developments could materially disrupt our business and operations, including if government authorities impose mandatory closures, seek voluntary closures or impose restrictions on operations of restaurants. Furthermore, the risk of contracting viruses or other illnesses that may be transmitted through human contact could cause employees or guests to avoid gathering in public places or interacting with other people, which could materially and adversely affect restaurant guest traffic or our ability to adequately staff restaurants. An outbreak could also cause disruption in our supply chain and adversely impact our ability to ensure supplies to the stores and to provide safety measures to protect our employees and customers, which could materially and adversely affect our continuous operations. Our operating costs may also increase in view of the additional protective supplies and sanitation procedures that may be required to operate our business during an outbreak. If an outbreak reaches pandemic levels, there may also be long-term effects on the economies of effected countries. Any of the foregoing would severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

For example, the COVID-19 pandemic has adversely affected our results of operations, cash flows and financial condition for the first quarter of 2020, and it is expected to have continuing adverse effects for full year 2020. At the peak of the COVID-19 outbreak in China, we closed approximately 35% of our restaurants. For restaurants that remained open, same-store sales declined due to shortened operating hours and reduced traffic, with a significant portion of stores providing only delivery and takeaway services. As of the end of April, approximately 99% of our stores in China were either partially or fully open. However, in April, same-store sales were still down by more than 10%. We expect an extended recovery period in China, and that the pace will be uneven across regions, dayparts and segments. We expect particularly acute impacts for business on weekends and holidays and, as a result of reduced traveling, in transportation hubs. It remains difficult to predict the full impact of the COVID-19 pandemic on the broader economy and how consumer behavior may change, and whether such change is temporary or permanent. Social distancing, telecommunicating and reductions in travel may become the new normal. These conditions could fundamentally impact the way we work and the services we provide, and could have continuing adverse effects on our results of operations, cash flows and financial condition beyond 2020. The extent to which our operations continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the possible reemergence and further spread of COVID-19 and the actions by the government authorities to contain the pandemic or treat its impact, among other things. Insurance may be unavailable to cover any losses we incur as a result of the pandemic. The COVID-19 pandemic also may have the effect of heightening other risks disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, such as, but not limited to, those related to supply chain management, labor shortage and cost, cybersecurity threats, as well as consumer perceptions of our brands.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors authorized an aggregate of $1.4 billion for our share repurchase program, including its most recent increase in authorization on October 31, 2018. The authorizations do not have an expiration date. As a result of the COVID-19 pandemic impact, we have taken, and are continuing to take, certain actions to provide additional liquidity and flexibility, which include temporarily suspending our share repurchase program.

The following table provides information as of March 31, 2020 with respect to shares of Yum China common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)
1/1/20-1/31/20	127	$43.38	127	$693
2/1/20-2/29/20	36	$43.87	36	$692
3/1/20-3/31/20	—		—	$692
Total	163	$43.49	163	$692

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

3.1

Amended and Restated Certificate of Incorporation of Yum China Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

3.2	Amended and Restated Bylaws of Yum China Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

10.1	Form of Yum China Holdings, Inc. Long Term Incentive Plan Performance Share Units Agreement (Annual PSU Grants).*

10.2	Form of Yum China Holdings, Inc. Long Term Incentive Plan Performance Share Units Agreement (Partner PSU Awards).*

10.3	Form of Yum China Holdings, Inc. Long Term Incentive Plan Restricted Stock Units Agreement.*

10.4	Form of Yum China Holdings, Inc. Stock Appreciation Rights Agreement.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document *

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yum China Holdings, Inc.
(Registrant)

Date:	May 8, 2020	/s/ Xueling Lu
Controller and Principal Accounting Officer