Form 10-Q
period 2020-06-30
Yum China Holdings, Inc.
filed 2020-08-06
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2020 was 377,110,951 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended		Year to Date Ended
Revenues	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Company sales	$1,692	$1,926	$3,240	$4,015
Franchise fees and income	37	36	72	75
Revenues from transactions with franchisees and unconsolidated affiliates	157	154	318	324
Other revenues	16	8	26	14
Total revenues	1,902	2,124	3,656	4,428
Costs and Expenses, Net
Company restaurants
Food and paper	556	607	1,051	1,245
Payroll and employee benefits	384	450	778	916
Occupancy and other operating expenses	521	586	1,015	1,185
Company restaurant expenses	1,461	1,643	2,844	3,346
General and administrative expenses	113	109	212	223
Franchise expenses	16	16	33	36
Expenses for transactions with franchisees and unconsolidated affiliates	160	154	316	321
Other operating costs and expenses	13	6	23	11
Closures and impairment expenses, net	21	4	29	15
Other income, net	(10)	(12)	(26)	(31)
Total costs and expenses, net	1,774	1,920	3,431	3,921
Operating Profit	128	204	225	507
Interest income, net	8	10	17	19
Investment gain	45	17	37	27
Income Before Income Taxes	181	231	279	553
Income tax provision	(45)	(46)	(77)	(139)
Net income – including noncontrolling interests	136	185	202	414
Net income – noncontrolling interests	4	7	8	14
Net Income – Yum China Holdings, Inc.	$132	$178	$194	$400
Weighted-average common shares outstanding (in millions):
Basic	377	378	376	378
Diluted	388	389	387	389
Basic Earnings Per Common Share	$0.35	$0.47	$0.51	$1.06
Diluted Earnings Per Common Share	$0.34	$0.46	$0.50	$1.03

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended		Year to Date Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Net income - including noncontrolling interests	$136	$185	$202	$414
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	7	(58)	(35)	1
Comprehensive income - including noncontrolling interests	143	127	167	415
Comprehensive income - noncontrolling interests	4	5	6	15
Comprehensive Income - Yum China Holdings, Inc.	$139	$122	$161	$400

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Year to Date Ended
	6/30/2020	6/30/2019
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$202	$414
Depreciation and amortization	214	217
Non-cash operating lease cost	178	167
Closures and impairment expenses	29	15
Investment gain	(37)	(27)
Equity income from investments in unconsolidated affiliates	(34)	(37)
Distributions of income received from unconsolidated affiliates	25	38
Deferred income taxes	6	6
Share-based compensation expense	17	15
Changes in accounts receivable	6	(5)
Changes in inventories	35	(1)
Changes in prepaid expenses and other current assets	17	—
Changes in accounts payable and other current liabilities	(16)	70
Changes in income taxes payable	17	3
Changes in non-current operating lease liabilities	(194)	(188)
Other, net	(13)	(30)
Net Cash Provided by Operating Activities	452	657
Cash Flows – Investing Activities
Capital spending	(185)	(212)
Purchases of short-term investments	(1,093)	(409)
Purchase of long-term time deposits	(57)	—
Maturities of short-term investments	662	248
Contribution to unconsolidated affiliates	(13)	—
Acquisition of business, net of cash acquired	(177)	—
Disposal of equity securities	54	—
Other, net	48	5
Net Cash Used in Investing Activities	(761)	(368)
Cash Flows – Financing Activities
Repurchase of shares of common stock	(8)	(143)
Cash dividends paid on common stock	(45)	(91)
Dividends paid to noncontrolling interests	(7)	(25)
Other, net	1	—
Net Cash Used in Financing Activities	(59)	(259)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(6)	—
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(374)	30
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	1,055	1,266
Cash, Cash Equivalents and Restricted Cash - End of Period	$681	$1,296

Supplemental Cash Flow Data
Cash paid for income tax	64	135
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payables and other current liabilities	122	104

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	6/30/2020	12/31/2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$674	$1,046
Short-term investments	1,034	611
Accounts receivable, net	83	88
Inventories, net	346	380
Prepaid expenses and other current assets	166	134
Total Current Assets	2,303	2,259
Property, plant and equipment, net	1,504	1,594
Operating lease right-of-use assets	1,886	1,985
Goodwill	309	254
Intangible assets, net	183	94
Deferred income taxes	99	95
Investments in unconsolidated affiliates	68	89
Other assets	611	580
Total Assets	$6,963	$6,950

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,660	$1,691
Income taxes payable	63	45
Total Current Liabilities	1,723	1,736
Non-current operating lease liabilities	1,677	1,803
Non-current finance lease liabilities	24	26
Other liabilities	252	210
Total Liabilities	3,676	3,775

Redeemable Noncontrolling Interest	12	—

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 397 million shares and 395 million shares issued at June 30, 2020 and December 31, 2019, respectively; 377 million shares and 376 million shares outstanding at June 30, 2020 and December 31, 2019, respectively	4	4
Treasury stock	(728)	(721)
Additional paid-in capital	2,444	2,427
Retained earnings	1,565	1,416
Accumulated other comprehensive loss	(82)	(49)
Total Yum China Holdings, Inc. Stockholders' Equity	3,203	3,077
Noncontrolling interests	72	98
Total Equity	3,275	3,175
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$6,963	$6,950

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

On April 8, 2020, the Company completed the acquisition of a 93.3% interest in the Huang Ji Huang group (“Huang Ji Huang”), a leading Chinese-style casual dining franchise business, for cash consideration of $185 million. Huang Ji Huang became an operating segment of the Company. The acquisition was considered immaterial.

In the quarter ended June 30, 2020, the Company partnered with Lavazza Group, the world renowned family-owned Italian coffee company, and entered into a joint venture to explore and develop the Lavazza coffee shop concept in China. As the first step, a new Lavazza flagship store was opened in Shanghai, China.

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell, Daojia, and our e-commerce business, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Additional details on our reportable operating segments are included in Note 13.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of June 30, 2020, results of our operations and comprehensive income for the quarters and years to date ended June 30, 2020 and 2019, and cash flows for the years to date ended June 30, 2020 and 2019. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto defined and included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2020.

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

The results of Huang Ji Huang’s operations have been included in the Company’s Condensed Consolidated Financial Statements since its acquisition date of April 8, 2020.

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

Franchise Fees and Income

Franchise fees and income primarily include upfront franchise fees, such as initial fees and renewal fees, and continuing fees. We have determined that the services we provide in exchange for upfront franchise fees and continuing fees are highly interrelated with the franchise right. We recognize upfront franchise fees received from a franchisee as revenue over the term of the franchise agreement or the renewal agreement because the franchise rights are accounted for as rights to access our symbolic intellectual property in accordance with ASC 606. The franchise agreement term is generally 10 years for KFC and Pizza Hut, five or 10 years for Little Sheep, and three or 10 years for Huang Ji Huang. We recognize continuing fees, which are based upon a percentage of franchisee sales, as those sales occur.

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

Disaggregation of Revenue

The following table presents revenue disaggregated by types of arrangements and segments:

	Quarter Ended 6/30/2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,260	$422	$10	$—	$1,692	$—	$1,692
Franchise fees and income	32	1	4	—	37	—	37
Revenues from transactions with franchisees and unconsolidated affiliates	15	1	11	130	157	—	157
Other revenues	—	—	25	1	26	(10)	16
Total revenues	$1,307	$424	$50	$131	$1,912	$(10)	$1,902

	Quarter Ended 6/30/2019
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,410	$507	$9	$—	$1,926	$—	$1,926
Franchise fees and income	33	1	2	—	36	—	36
Revenues from transactions with franchisees and unconsolidated affiliates	15	1	5	133	154	—	154
Other revenues	—	1	16	1	18	(10)	8
Total revenues	$1,458	$510	$32	$134	$2,134	$(10)	$2,124

	Year to Date Ended 6/30/2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$2,480	$744	$16	$—	$3,240	$—	$3,240
Franchise fees and income	65	2	5	—	72	—	72
Revenues from transactions with franchisees and unconsolidated affiliates	31	2	16	269	318	—	318
Other revenues	—	—	41	2	43	(17)	26
Total revenues	$2,576	$748	$78	$271	$3,673	$(17)	$3,656

	Year to Date Ended 6/30/2019
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$2,949	$1,048	$18	$—	$4,015	$—	$4,015
Franchise fees and income	69	2	4	—	75	—	75
Revenues from transactions with franchisees and unconsolidated affiliates	32	2	12	278	324	—	324
Other revenues	—	1	30	2	33	(19)	14
Total revenues	$3,050	$1,053	$64	$280	$4,447	$(19)	$4,428

Accounts Receivable

Accounts receivable consist of trade receivables and royalties from franchisees and unconsolidated affiliates, and are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts receivable on the Condensed Consolidated Balance Sheets. Prior to the adoption of ASC 326, our provision for uncollectible receivable balances was based upon pre-defined aging criteria or upon the occurrence of other events that indicated that we may not collect the balance due. Upon adoption of ASC 326 starting from January 1, 2020, our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Trade receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of June 30, 2020 and December 31, 2019, the ending balances of provision for accounts receivable were both $1 million, and amounts of accounts receivable past due were immaterial. Receivables due from unconsolidated affiliates including trade receivables and dividend receivables were $92 million and $58 million as of June 30, 2020 and December 31, 2019, respectively.

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets on the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees and unconsolidated affiliates. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $9 million at both June 30, 2020 and December 31, 2019.

Contract Liabilities

Contract liabilities at June 30, 2020 and December 31, 2019 were as follows:

Contract liabilities	6/30/2020	12/31/2019
- Deferred revenue related to prepaid stored-value products	$100	$86
- Deferred revenue related to upfront franchise fees	39	39
- Deferred revenue related to customer loyalty programs	25	24
- Deferred revenue related to privilege membership programs	21	16
- Others	3	3
Total	$188	$168

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs, and customer loyalty programs is included in Accounts payable and other current liabilities on the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities on the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $48 million and $36 million for the quarters ended June 30, 2020 and 2019, respectively, and $63 million and $48 million for the years to date ended June 30, 2020 and 2019, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 4 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended		Year to Date Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Net Income – Yum China Holdings, Inc.	$132	$178	$194	$400
Weighted-average common shares outstanding (for basic calculation)(a)	377	378	376	378
Effect of dilutive share-based awards(a)	6	8	7	8
Effect of dilutive warrants(b)	5	3	4	3
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	388	389	387	389
Basic Earnings Per Common Share	$0.35	$0.47	$0.51	$1.06
Diluted Earnings Per Common Share	$0.34	$0.46	$0.50	$1.03
Share-based awards excluded from the diluted EPS computation(c)	4	2	4	2

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

(c)

These outstanding stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) were excluded from the computation of diluted EPS because to do so would have been antidilutive for the quarters and years to date presented, or because certain PSUs are contingently issuable based on the achievement of performance and market conditions, which have not been met as of June 30, 2020.

Note 5 – Equity

Changes in Equity and Redeemable Noncontrolling Interest (in millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	(Loss) Income	Shares*	Amount	Interests	Equity	Interest
Balance at March 31, 2020	396	$4	$2,434	$1,433	$(89)	(20)	$(728)	$100	$3,154	$—
Net Income				132				4	136	—
Foreign currency translation adjustments					7			—	7	—
Comprehensive income									143	—
Acquisition of business									—	12
Dividends declared								(32)	(32)
Exercise and vesting of share-based awards	1	—	—						—
Share-based compensation			10						10
Balance at June 30, 2020	397	$4	$2,444	$1,565	$(82)	(20)	$(728)	$72	$3,275	$12

Balance at March 31, 2019	394	$4	$2,408	$1,060	$39	(15)	$(525)	$76	$3,062	$1
Net Income				178				7	185	—
Foreign currency translation adjustments					(56)			(2)	(58)	—
Comprehensive income									127	—
Cash dividends declared ($0.12 per common share)				(45)					(45)
Repurchase of shares of common stock						(2)	(75)		(75)
Exercise and vesting of share-based awards	—	—							—
Share-based compensation			9						9
Balance at June 30, 2019	394	$4	$2,417	$1,193	$(17)	(17)	$(600)	$81	$3,078	$1

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Loss	Shares*	Amount	Interests	Equity	Interest
Balance at December 31, 2019	395	$4	$2,427	$1,416	$(49)	(19)	$(721)	$98	$3,175	$—
Net Income				194				8	202	—
Foreign currency translation adjustments					(33)			(2)	(35)	—
Comprehensive income									167	—
Acquisition of business									—	12
Cash dividends declared ($0.12 per common share)				(45)					(45)
Dividends declared								(32)	(32)
Repurchase of shares of common stock						—	(7)		(7)
Exercise and vesting of share-based awards	2	—	—						—
Share-based compensation			17						17
Balance at June 30, 2020	397	$4	$2,444	$1,565	$(82)	(20)	$(728)	$72	$3,275	$12

Balance at December 31, 2018	392	$4	$2,402	$944	$(17)	(13)	$(460)	$103	$2,976	$1
Net Income				400				14	414	—
Foreign currency translation adjustments					—			1	1	—
Comprehensive income									415	—
Cash dividends declared ($0.24 per common share)				(91)					(91)
Dividends declared								(34)	(34)
Repurchase of shares of common stock						(4)	(140)		(140)
Exercise and vesting of share-based awards	2	—	—						—
Share-based compensation			15						15
Cumulative effect of accounting change				(60)				(3)	(63)
Balance at June 30, 2019	394	$4	$2,417	$1,193	$(17)	(17)	$(600)	$81	$3,078	$1

*: Shares may not add due to rounding.

Share Repurchase Program

Our Board of Directors has authorized an aggregate of $1.4 billion for our share repurchase program. The Company repurchased 0.2 million and 3.5 million shares of Yum China common stock at a total cost of $7 million and $140 million for the years to date ended June 30, 2020 and 2019, respectively. The total cost includes $2 million settled subsequent to June 30, 2019, for shares repurchased with trade dates on or prior to June 30, 2019. As of June 30, 2020, $692 million remained available for future share repurchases under the authorization. The Company temporarily suspended the share repurchase in the second quarter of 2020.

Note 6 – Items Affecting Comparability of Net Income and Cash Flows

Impact of COVID-19 Pandemic

The COVID-19 pandemic has significantly impacted the Company’s operations in the quarter and year to date ended June 30, 2020. The decrease in Operating profit for the year to date ended June 30, 2020 was mainly driven by same-store sales declines and temporary store closures resulting from the COVID-19 pandemic, and offset by one-time rent concessions of $25 million from landlords and a one-time government subsidy in the form of a reduction in social security contributions of $49 million. Operating profit for the quarter and year to date ended June 30, 2020 was $128 million and $225 million, respectively, a decrease of 38% and 56% from the quarter and year to date ended June 30, 2019, respectively.

Restaurant-level Impairment

We recorded restaurant-level impairment charges of $24 million and $36 million for the quarter and year to date ended June 30, 2020, respectively, and $11 million and $25 million for the quarter and year to date ended June 30, 2019, respectively. The increase in restaurant-level impairment charges in 2020 mainly resulted from the adverse effects of the COVID-19 pandemic. See Note 11 for additional information.

Meituan Dianping (“Meituan”) Investment

In the third quarter of 2018, the Company subscribed for 8.4 million, or less than 1%, of the ordinary shares of Meituan, an e-commerce platform for services in China, for total consideration of approximately $74 million, when it launched its initial public offering on the Hong Kong Stock Exchange in September 2018. In the second quarter of 2020, the Company sold 4.2 million of the ordinary shares of Meituan for proceeds of approximately $54 million, and realized a $17 million pre-tax gain which was recognized during the holding period. The Company recorded $14 million of U.S. tax in the second quarter of 2020, including $8 million and $6 million related to gains on investment in equity securities of Meituan recognized during the second quarter of 2020 and prior periods, respectively.

The Company accounted for the equity securities at fair value with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income. The fair value of the investment in Meituan is determined based on the closing market price for the shares at the end of each reporting period. The fair value change, to the extent the closing market price of shares of Meituan as of the end of reporting period is higher than our cost, is subject to U.S. tax.

A summary of pre-tax gains or losses on investment in equity securities recognized, which was included in Investment gain or loss in our Condensed Consolidated Statements of Income, is as follows:

	Quarter Ended		Year to Date Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Unrealized gains recorded on equity securities still held as of the end of the period	$42	$17	$38	$27
Gains (losses) recorded on equity securities sold during the period	3	—	(1)	—
Gains recorded on equity securities	$45	$17	$37	$27

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

Partner PSU Awards

In February 2020, the Company’s Board of Directors approved new grants of SARs, RSUs and PSUs to employees under the Yum China Holdings, Inc. Long Term Incentive Plan (the “2016 Plan”). The awards will be earned based on their respective vesting terms, with PSUs subject to market conditions or performance conditions. A special award of PSUs (“Partner PSU Awards”) was granted to select employees who were deemed critical to the Company’s execution of its strategic operating plan. These Partner PSU Awards will only vest if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares. Partner PSU Awards were granted to address increased competition for executive talent, motivate transformational performance and encourage management retention. Given the unique nature of these grants, the Compensation Committee of the Board does not intend to grant similar, special grants to the same employees during the performance period. The impact from these special awards is excluded from metrics that management uses to assess the Company’s performance. The Company recognized a share-based compensation cost of $1 million and $2 million associated with the Partner PSU Awards for the quarter and year to date ended June 30, 2020, respectively.

Note 7 – Other Income, net

	Quarter Ended		Year to Date Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Equity income from investments in unconsolidated affiliates	$14	$14	$34	$37
Derecognition of indemnification assets related to Daojia(a)	(3)	—	(3)	—
Foreign exchange impact and other	(1)	(2)	(5)	(6)
Other income, net	$10	$12	$26	$31

(a)

In the quarter ended June 30, 2020, the Company derecognized a $3 million indemnification asset previously recorded for the Daojia acquisition as the indemnification right pursuant to the purchase agreement expired. The expense was included in Other income, net, but was not allocated to any segment for performance reporting purposes.

Note 8 – Supplemental Balance Sheet Information

Accounts Receivable, net	6/30/2020	12/31/2019
Accounts receivable, gross	$84	$89
Allowance for doubtful accounts	(1)	(1)
Accounts receivable, net	$83	$88

Prepaid Expenses and Other Current Assets	6/30/2020	12/31/2019
Receivables from payment processors and aggregators	$26	$41
Prepaid rent	1	2
Dividends receivable from unconsolidated affiliates	51	8
Other prepaid expenses and current assets	88	83
Prepaid expenses and other current assets	$166	$134

Property, Plant and Equipment	6/30/2020	12/31/2019
Buildings and improvements	$2,146	$2,159
Finance leases, primarily buildings	30	30
Machinery and equipment, and construction in progress	1,254	1,282
Property, plant and equipment, gross	3,430	3,471
Accumulated depreciation	(1,926)	(1,877)
Property, plant and equipment, net	$1,504	$1,594

Other Assets	6/30/2020	12/31/2019
VAT assets	$237	$243
Land use right	129	133
Investment in equity securities	93	110
Long-term deposits	73	71
Investment in long-term time deposits(a)	57	—
Restricted cash	7	9
Costs to obtain contracts	9	9
Others	6	5
Other Assets	$611	$580

Accounts Payable and Other Current Liabilities	6/30/2020	12/31/2019
Accounts payable	$566	$623
Operating leases liabilities	401	382
Accrued compensation and benefits	179	223
Contract liabilities	155	135
Accrued capital expenditures	122	150
Accrued marketing expenses	94	64
Other current liabilities	143	114
Accounts payable and other current liabilities	$1,660	$1,691

Other Liabilities	6/30/2020	12/31/2019
Accrued income tax payable	$62	$69
Deferred income tax liabilities	101	67
Contract liabilities	33	33
Other non-current liabilities	56	41
Other liabilities	$252	$210

(a)

As of June 30, 2020, the Company had $57 million invested in long-term time deposits, bearing a fixed interest rate with original maturity of three years. The asset is restricted for use in order to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements.

Reconciliation of Cash, Cash equivalents, and Restricted Cash for Condensed Consolidated Statements of Cash Flows

	6/30/2020	12/31/2019
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$674	$1,046
Restricted cash included in Other assets (b)	7	9
Cash, Cash Equivalents and Restricted Cash as presented in Condensed Consolidated Statements of Cash Flows	$681	$1,055

(b)

As of June 30, 2020, the $7 million of restricted cash included in Other assets within our Condensed Consolidated Balance Sheet represents amounts deposited into an escrow account pursuant to a definitive agreement entered into in April 2020 to acquire an additional 25% equity interest in an unconsolidated affiliate that operates KFC stores in and around Suzhou, China (“Suzhou KFC”). The Suzhou KFC acquisition was completed on August 3, 2020 and was considered immaterial. As of December 31, 2019, the $9 million of restricted cash represents amounts deposited into an escrow account pursuant to a definitive agreement entered into in August 2019 to acquire a controlling interest in the Huang Ji Huang group. The Huang Ji Huang acquisition was completed on April 8, 2020 and was considered immaterial.

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2019
Goodwill, gross	$645	$235	$19	$391
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	254	235	19	—
Goodwill acquired(b)	59	—	—	59
Effect of currency translation adjustment	(4)	(3)	(1)	—
Balance as of June 30, 2020
Goodwill, gross	700	232	18	450
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$309	$232	$18	$59

(a)	Accumulated impairment losses represent goodwill impairment attributable to the Little Sheep and Daojia reporting unit.

(b)	Goodwill acquired resulted from the acquisition of the Huang Ji Huang group. (Note 1).

Intangible assets, net as of June 30, 2020 and December 31, 2019 are as follows:

	6/30/2020				12/31/2019
	Gross Carrying Amount(a)	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$147	$(118)	$—	$29	$148	$(113)	$—	$35
Huang Ji Huang franchise related assets (c)	21	—	—	21	—	—	—	—
Daojia platform	16	(4)	(12)	—	16	(4)	(12)	—
Customer-related assets	12	(9)	(2)	1	12	(8)	(2)	2
Others	9	(4)	—	5	9	(4)	—	5
	$205	$(135)	$(14)	$56	$185	$(129)	$(14)	$42
Indefinite-lived intangible assets
Little Sheep trademark	$51	$—	$—	$51	$52	$—	$—	$52
Huang Ji Huang trademark (c)	76	—	—	76	—	—	—	—
	$127	$—	$—	$127	$52	$—	$—	$52

Total intangible assets	$332	$(135)	$(14)	$183	$237	$(129)	$(14)	$94

(a)	Changes in gross carrying amount include effect of currency translation adjustment.

(b)	Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

(c)	Increase in gross carrying amount of finite-lived and indefinite-lived intangible assets primarily resulted from the acquisition of the Huang Ji Huang group. (Note 1).

Amortization expense of finite-lived intangible assets was $3 million and $4 million for the quarters ended June 30, 2020 and 2019, respectively, and $6 million and $10 million for the years to date ended June 30, 2020 and 2019, respectively. As of June 30, 2020, expected amortization expense for the unamortized definite-lived intangible assets is approximately $7 million for the remainder of 2020, $13 million in 2021, $13 million in 2022, $3 million in 2023 and $2 million in 2024.

Note 10 – Leases

As of June 30, 2020, we operated over 7,400 Company-owned restaurants, leasing the underlying land and/or building. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	6/30/2020	12/31/2019	Account Classification
Assets
Operating lease right-of-use assets	$1,886	$1,985	Operating lease right-of-use assets
Finance lease right-of-use assets	17	18	Property, plant and equipment, net
Total leased assets	$1,903	$2,003

Liabilities
Current
Operating lease liabilities	$401	$382	Accounts payable and other current liabilities
Finance lease liabilities	2	2	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,677	1,803	Non-current operating lease liabilities
Finance lease liabilities	24	26	Non-current finance lease liabilities
Total lease liabilities	$2,104	$2,213

Summary of Lease Cost	Quarter Ended		Year to Date Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019	Account Classification

Operating lease cost	$120	$117	$241	$234	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	—	1	1	1	Occupancy and other operating expenses
Interest on lease liabilities	1	1	1	1	Interest expense, net
Variable lease cost (a)	55	80	104	171	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	2	2	5	5	Occupancy and other operating expenses or G&A
Sub-lease income	(6)	(7)	(12)	(14)	Franchise fees and income or Other revenues
Total lease cost	$172	$194	$340	$398

(a)

The Company was granted $11 million and $25 million in lease concessions from landlords related to the effects of the COVID-19 pandemic for the quarter and year to date ended June 30, 2020, respectively. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff Q&A document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted.

Supplemental Cash Flow Information	Year to Date Ended
	6/30/2020	6/30/2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	233	241
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for new lease liabilities(b):
Operating leases	93	119
Finance leases	(1)	—

(b)

This supplemental non-cash disclosure for right-of-use (“ROU”) assets obtained in exchange for new lease liabilities also includes non-cash transactions resulting in adjustments to the lease liability or ROU asset due to modification or other reassessment events.

Lease Term and Discount Rate	6/30/2020	6/30/2019
Weighted-average remaining lease term (years)
Operating leases	6.9	7.2
Finance leases	11.1	12.1

Weighted-average discount rate
Operating leases	6.0%	6.1%
Finance leases	5.8%	5.7%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of June 30, 2020 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2020	$274	$2	$276
2021	457	4	461
2022	397	4	401
2023	334	3	337
2024	271	3	274
Thereafter	810	20	830
Total lease payment	2,543	36	2,579
Less: imputed undiscounted interest(c)	465	10	475
Present value of lease liabilities	$2,078	$26	$2,104

(c)

As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of June 30, 2020, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $115 million. These leases will commence between the third quarter of 2020 and 2023 with lease terms of 1 year to 20 years.

Note 11 – Fair Value Measurements and Disclosures

The Company’s financial assets and liabilities primarily consist of cash and cash equivalents, short-term investments, accounts receivable, long-term time deposits, accounts payable and lease liabilities, and the carrying values of these assets and liabilities approximate their fair value in general.

The Company accounts for its investment in the equity securities of Meituan at fair value, which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income.

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term time deposits and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred during the quarters ended June 30, 2020 and 2019.

		Fair Value Measurement or Disclosure at June 30, 2020
	Balance at June 30, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$230		$230
Money market funds	52	52
Fixed rate debt securities(a)	28		28
Total cash equivalents	310	52	258	—
Short-term investments:
Time deposits	1,034		1,034
Total short-term investments	1,034	—	1,034	—
Other assets:
Investment in equity securities	93	93
Long-term time deposits	57		57
Total	$1,494	$145	$1,349	$—

(a)	Classified as held-to-maturity investments and measured at amortized cost.

		Fair Value Measurement or Disclosure at December 31, 2019
	Balance at December 31, 2019	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$407		$407
Money market funds	331	331
Total cash equivalents	738	331	407	—
Short-term investments:
Time deposits	611		611
Total short-term investments	611	—	611	—
Other assets:
Investment in equity securities	110	110
Total	$1,459	$441	$1,018	$—

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

As of June 30, 2020, the fair value of restaurant-level assets, if determined to be impaired, are primarily represented by the price market participant would pay to sub-lease the operating lease ROU assets and acquire remaining restaurants assets, which reflects the highest and best use of the assets. Significant unobservable inputs used in the fair value measurement include market rental prices, which were determined with the assistance of an independent valuation specialist. The direct comparison approach is used as the valuation technique by assuming sub-lease of each of these properties in its existing state with vacant possession. By making reference to lease transactions as available in the relevant market, comparable properties in close proximity have been selected and adjustments have been made to account for the difference in factors such as location and property size.

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the quarters ended June 30, 2020 and 2019. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective period-end dates.

	Quarter Ended		Year to Date Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019	Account Classification
Restaurant-level impairment(a)	$21	$7	$30	$19	Closure and impairment expenses, net
ROU impairment prior to the adoption of ASC 842(b)	—	—	—	82	Retained Earnings
Total	$21	$7	$30	$101

(a)

Restaurant-level impairment charges are recorded in Closure and impairment expenses, net and resulted from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. We performed an additional impairment evaluation in the first quarter of 2020, considering the adverse effects of the COVID-19 pandemic as an impairment indicator. A trend of continuing operating losses for certain restaurants due to the COVID-19 pandemic resulted in higher impairment during the second quarter of 2020. We also performed an additional impairment evaluation upon adoption of ASC 842 in the first quarter of 2019. The remaining net book value of assets at fair value as of each relevant measurement date, after considering the impairment charge recorded during the quarters and years to date ended June 30, 2020 and 2019 was $49 million, $76 million, $14 million and $20 million, respectively.

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

Note 12 – Income Taxes

	Quarter Ended		Year to Date Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Income tax provision	$45	$46	$77	$139
Effective tax rate	25.2%	20.0%	27.8%	25.2%

The higher effective tax rates for the quarter and year to date ended June 30, 2020 were primarily due to the U.S. tax related to gain recognized on investment in equity securities of Meituan during the second quarter and prior periods and, as for the quarter ended June 30, 2020, higher other residual U.S. tax. See Note 6 for additional information.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the quarter and year to date ended June 30, 2020, the CARES Act had no material tax impact on our Condensed Consolidated Financial Statements. We continue to monitor additional guidance issued by the U.S. Treasury Department, the IRS and others.

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

Note 13 –Segment Reporting

We have two reportable segments: KFC and Pizza Hut. Our remaining non-reportable operating segments, including the operations of Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell, Daojia, and our e-commerce business, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in aggregate.

	Quarter Ended 6/30/2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,307	$424	$40	$131	1,902	$—	$1,902
Inter-segment revenue	—	—	10	—	10	(10)	—
Total	$1,307	$424	$50	$131	$1,912	$(10)	$1,902

	Quarter Ended 6/30/2019
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,458	$510	$22	$134	2,124	$—	$2,124
Inter-segment revenue	—	—	10	—	10	(10)	—
Total	$1,458	$510	$32	$134	$2,134	$(10)	$2,124

	Year to Date Ended 6/30/2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$2,576	$748	$61	$271	3,656	$—	$3,656
Inter-segment revenue	—	—	17	—	17	(17)	—
Total	$2,576	$748	$78	$271	$3,673	$(17)	$3,656

	Year to Date Ended 6/30/2019
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$3,050	$1,053	$45	$280	4,428	$—	$4,428
Inter-segment revenue	—	—	19	—	19	(19)	—
Total	$3,050	$1,053	$64	$280	$4,447	$(19)	$4,428

	Quarter Ended		Year to Date Ended
Operating Profit (Loss)	6/30/2020	6/30/2019	6/30/2020	6/30/2019
KFC(b)	$159	$205	$312	$493
Pizza Hut	15	29	(13)	79
All Other Segments	(2)	(5)	(12)	(10)
Unallocated revenues from transactions with franchisees and unconsolidated affiliates(c)	130	133	269	278
Unallocated Other revenues	1	1	2	2
Unallocated expenses from transactions with franchisees and unconsolidated affiliates(c)	(135)	(133)	(270)	(276)
Unallocated Other operating costs and expenses	(1)	(1)	(2)	(2)
Unallocated and corporate G&A expenses	(37)	(25)	(58)	(58)
Unallocated Other (loss) income	(2)	—	(3)	1
Operating Profit	$128	$204	$225	$507
Interest income, net(a)	8	10	17	19
Investment gain(a)	45	17	37	27
Income Before Income Taxes	$181	$231	$279	$553

	Quarter Ended		Year to Date Ended
Impairment Charges	6/30/2020	6/30/2019	6/30/2020	6/30/2019
KFC(d)	$12	$4	$16	$12
Pizza Hut(d)	10	6	17	11
All Other Segments(d)	2	1	3	2
	$24	$11	$36	$25

	Total Assets
	6/30/2020	12/31/2019
KFC(e)	$3,025	$3,160
Pizza Hut	854	950
All Other Segments	356	166
Corporate and Unallocated(f)	2,728	2,674
	$6,963	$6,950

(a)	Amounts have not been allocated to any segment for performance reporting purposes.
(b)

Includes equity income from investments in unconsolidated affiliates of $14 million for both of the quarters ended June 30, 2020 and 2019, and $34 million and $37 million for the years to date ended June 30, 2020 and 2019, respectively.

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

(d)

Primarily includes store closure impairment charges, restaurant-level impairment charges resulting from our semi-annual impairment evaluation as well as our additional impairment evaluation performed in the first quarter of 2020 in response to adverse impact from the COVID-19 pandemic, and additional impairment evaluation performed in the first quarter of 2019 as a result of adopting ASC 842 (See Note 11).

(e)	Includes investments in unconsolidated affiliates.

(f)	Primarily includes cash and cash equivalents, short-term investments, investment in equity securities, long-term time deposits, and inventories that are centrally managed.

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

Guarantees for Franchisees and Unconsolidated Affiliates

From time to time we have guaranteed certain lines of credit and loans of franchisees and unconsolidated affiliates. As of June 30, 2020, guarantees on behalf of franchisees were immaterial and no guarantees were outstanding for unconsolidated affiliates.

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

Note 15 – Subsequent Events

Acquisition of Additional Interest in Unconsolidated Affiliate

On August 3, 2020, the Company completed the acquisition of an additional 25% equity interest in an unconsolidated affiliate that operates KFC stores in and around Suzhou, China (“Suzhou KFC”), for cash consideration of $149 million. Upon closing of the acquisition, the Company increased its equity interest to 72%, allowing the Company to consolidate Suzhou KFC. The acquisition was considered immaterial.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the Company throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) are made using the first person notations of “we,” “us” or “our.” This MD&A contains forward-looking statements, including statements with respect to the ongoing transfer pricing audit, the retail tax structure reform, impacts of COVID-19, our growth plans, future capital resources to fund our operations and anticipated capital expenditures, share repurchases and dividends, and the impact of new accounting pronouncements not yet adopted. See “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for information regarding forward-looking statements.

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of system sales, with over 9,900 restaurants as of June 30, 2020. Our growing restaurant base consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning and Taco Bell. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Taiwan and Macau (the “PRC” or “China”), and own the intellectual property of the Little Sheep, Huang Ji Huang, COFFii & JOY and East Dawning concepts outright. We were the first major global restaurant brand to enter China in 1987 and with over 30 years of operations, we have developed deep operating experience in the China market. We have since grown to become one of China’s largest restaurant developers with locations in over 1,400 cities as of June 30, 2020. We believe that there is significant opportunity to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of June 30, 2020, KFC operated over 6,700 restaurants in over 1,400 cities across China.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of June 30, 2020, Pizza Hut operated over 2,200 restaurants in over 500 cities.

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

•

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides non-GAAP measures adjusted for Special Items, which include Adjusted Operating Profit, Adjusted Net Income, Adjusted Earnings Per Common Share, Adjusted Effective Tax Rate and Adjusted EBITDA, which we define as net income including noncontrolling interests adjusted for income tax, interest income, net, investment gain or loss, depreciation and amortization, and other items, including store impairment charges and Special Items. The Special Items for the year to date ended June 30, 2020 represent derecognition of indemnification assets related to Daojia and share-based compensation cost recognized for a special award of performance stock units (“Partner PSU Awards”) granted to select employees. The Special Item for the year to date ended June 30, 2019 represents impact from the Tax Cuts and Jobs Act (the “Tax Act”). The Company excludes impact from Special Items for the purpose of evaluating performance internally. Special Items are not included in any of our segment results. In addition, the Company provides Adjusted EBITDA because we believe that investors and analysts may find it useful in measuring operating performance without regard to items such as income tax, interest income, net, investment gain or loss, depreciation and amortization, and other items, including store impairment charges and Special Items. These adjusted measures are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of these adjusted measures provides additional information to investors to facilitate the comparison of past and present results, excluding those items that the Company does not believe are indicative of our ongoing operations due to their nature.

All Note references in this MD&A refer to the Notes to the Condensed Consolidated Financial Statements. Tabular amounts are displayed in millions of U.S. dollars except percentages and per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding. References to quarters are references to the Company’s fiscal quarters.

Quarters and Years to Date Ended June 30, 2020 and 2019

Results of Operations

Summary

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of Little Sheep, Huang Ji Huang, East Dawning, Taco Bell, Daojia, COFFii & JOY and our e-commerce business, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Additional details on our reportable operating segments are included in Note 13.

Quarterly highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	(6)	(10)	+9	(22)	(19)
Pizza Hut	(12)	(12)	—	(48)	(45)
All Other Segments(b)	NM	(27)	NM	35	35
Total	(4)	(11)	+14	(38)	(35)

Year to date highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	(10)	(11)	+9	(37)	(34)
Pizza Hut	(25)	(22)	—	NM	NM
All Other Segments(b)	69	(29)	NM	(31)	(33)
Total	(13)	(13)	+14	(56)	(54)

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

As of June 30, 2020, the Company operated over 9,900 units, predominately KFC and Pizza Hut restaurants, which are the leading and largest QSR and CDR brands, respectively, in mainland China in terms of system sales. We believe that there is significant opportunity to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

Starting in late January 2020, the COVID-19 pandemic has significantly impacted the Company’s operations. The first three weeks of January were strong, but then the pandemic led to subsequent same-store sales declines of 40-50% compared to the comparable Chinese New Year holiday period in 2019. Approximately 35% of stores were closed by mid-February at the peak of the outbreak, with significant regional differences. For restaurants that remained open, same-store sales declined due to shortened operating hours and reduced traffic, with a significant portion of stores providing only delivery and takeaway services. As the first quarter progressed, sales performance recovered gradually, with same-store sales down approximately 20% in late March. Second quarter operations improved since the COVID-19 outbreak. More than 99% of stores in China were open at the end of July 2020, with sales and profits trending unevenly. Sales improved sequentially in April and May but softened in June. Sales were primarily impacted by significantly reduced traffic at transportation and tourist locations, delayed and shortened school holidays and resurging regional infections.

As compared to the second quarter of 2019, Company sales in the second quarter of 2020 decreased 12%, or 9% excluding the impact of F/X. Company sales for the year to date ended June 30, 2020 decreased 19%, or 16% excluding the impact of F/X. The quarter and year to date decreases in Company sales, excluding the impact of F/X, were driven by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic, partially offset by net unit growth.

The decrease in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by same-store sales declines, higher promotion costs, commodity inflation, higher store impairment charges and timing shift of government incentives received, partially offset by labor efficiency, one-time reductions in social security contributions and lease concessions, realignment of cost structure to lower G&A expenses and utilities savings.

The year to date decrease in Operating profit, excluding the impact of F/X, was primarily driven by same-store sales declines, temporary store closures, commodity inflation and higher store impairment charges, partially offset by labor efficiency, one-time reductions in social security contributions and lease concessions, and utilities savings.

The Consolidated Results of Operations for the quarters and years to date ended June 30, 2020 and 2019 are presented below:

	Quarter Ended		% B/(W) (a)				Year to Date Ended		% B/(W) (a)
	6/30/2020	6/30/2019	Reported		Ex F/X		6/30/2020	6/30/2019	Reported		Ex F/X
Company sales	$1,692	$1,926	(12)		(9)		$3,240	$4,015	(19)		(16)
Franchise fees and income	37	36	2		6		72	75	(4)		(1)
Revenues from transactions with franchisees and unconsolidated affiliates	157	154	1		5		318	324	(2)		1
Other revenues	16	8	97		106		26	14	86		94
Total revenues	$1,902	$2,124	(11)		(7)		$3,656	$4,428	(17)		(15)
Restaurant profit	$231	$283	(18)		(15)		$396	$669	(41)		(39)
Restaurant Margin %	13.7%	14.7%	(1.0)	ppts.	(1.0)	ppts.	12.2%	16.7%	(4.5)	ppts.	(4.5)	ppts.
Operating Profit	$128	$204	(38)		(35)		$225	$507	(56)		(54)
Interest income, net	8	10	(8)		(5)		17	19	(8)		(4)
Investment gain	45	17	NM		NM		37	27	40		40
Income tax provision	(45)	(46)	1		(1)		(77)	(139)	44		43
Net Income – including noncontrolling interests	136	185	(27)		(24)		202	414	(51)		(49)
Net Income – noncontrolling interests	4	7	50		49		8	14	44		42
Net Income – Yum China Holdings, Inc.	$132	$178	(26)		(23)		$194	$400	(52)		(50)
Diluted Earnings Per Common Share	$0.34	$0.46	(26)		(24)		$0.50	$1.03	(51)		(50)
Effective tax rate	25.2%	20.0%					27.8%	25.2%
Adjusted Operating Profit	$132	$204					$230	$507
Adjusted Net Income - Yum China Holdings, Inc.	$136	$178					$199	$408
Adjusted Diluted Earnings Per Common Share	$0.35	$0.46					$0.51	$1.05
Adjusted Effective Tax Rate	24.6%	20.0%					27.3%	23.8%
Adjusted EBITDA	$261	$321					$480	$749

(a)	Represents the period-over-period change in percentage.

Performance Metrics

	Quarter Ended		Year to Date Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
System Sales (Decline) Growth	(8)%	3%	(16)%	3%
System Sales (Decline) Growth, excluding F/X	(4)%	10%	(13)%	10%
Same-Store Sales (Decline) Growth	(11)%	4%	(13)%	4%

Unit Count	6/30/2020	6/30/2019	% Increase
Company-owned	7,479	7,049	6
Unconsolidated affiliates	947	853	11
Franchisees	1,527	849	80
Other(a)	1	—	NM
	9,954	8,751	14

(a)	This unit represents the first Lavazza restaurant.

Non-GAAP Measures

Special Items, along with the reconciliation of the most directly comparable GAAP financial measures to the non-GAAP adjusted financial measures, are presented below.

	Quarter Ended		Year to Date Ended
Detail of Special Items	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Derecognition of indemnification assets related to Daojia(a)	$(3)	$—	$(3)	$—
Share-based compensation expense for Partner PSU Awards(b)	(1)	—	(2)	—
Special Items, Operating Profit	(4)	—	(5)	—
Tax Expenses on Special Items(c)	—	—	—	—
Impact from the Tax Act(d)	—	—	—	(8)
Special items, net income – including noncontrolling interests	(4)	—	(5)	(8)
Special items, net income – noncontrolling interests	—	—	—	—
Special Items, Net income – Yum China Holdings, Inc.	$(4)	$—	$(5)	$(8)
Weighted-average diluted shares outstanding (in millions)	388	389	387	389
Special Items, Diluted Earnings Per Common Share	$(0.01)	$—	$(0.01)	$(0.02)

Non-GAAP Reconciliations
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$128	$204	$225	$507
Special Items, Operating Profit	(4)	—	(5)	—
Adjusted Operating Profit	$132	$204	$230	$507
Reconciliation of Net Income to Adjusted Net Income
Net Income - Yum China Holdings, Inc.	$132	$178	$194	$400
Special Items, Net Income – Yum China Holdings, Inc.	(4)	—	(5)	(8)
Adjusted Net Income - Yum China Holdings, Inc.	$136	$178	$199	$408
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.35	$0.47	$0.51	$1.06
Special Items, Basic Earnings Per Common Share	(0.01)	—	(0.02)	(0.02)
Adjusted Basic Earnings Per Common Share	$0.36	$0.47	$0.53	$1.08
Diluted Earnings Per Common Share	$0.34	$0.46	$0.50	$1.03
Special Items, Diluted Earnings Per Common Share	(0.01)	—	(0.01)	(0.02)
Adjusted Diluted Earnings Per Common Share	$0.35	$0.46	$0.51	$1.05
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 12)	25.2%	20.0%	27.8%	25.2%
Impact on effective tax rate as a result of Special Items(c)(d)	0.6%	—%	0.5%	1.4%
Adjusted effective tax rate	24.6%	20.0%	27.3%	23.8%

(a)

In the quarter ended June 30, 2020, the Company derecognized a $3 million indemnification asset previously recorded for the Daojia acquisition as the indemnification right pursuant to the purchase agreement expired. The expense was included in Other income, net, but was not allocated to any segment for performance reporting purposes.

(b)

In February 2020, the Company granted Partner PSU Awards to select employees who were deemed critical to the Company’s execution of its strategic operating plan. These PSU awards will only vest if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares subject to the PSU awards. Partner PSU Awards were granted to address increased competition for executive talent, motivate transformational performance and encourage management retention. Given the unique nature of these grants, the Compensation Committee does not intend to grant similar, special grants to the same employees during the performance period. The impact from these special awards is excluded from metrics that management uses to assess the Company’s performance. The Company recognized share-based compensation cost of $1 million and $2 million associated with the Partner PSU Awards for the quarter and year to date ended June 30, 2020, respectively.

(c)	The tax expense was determined based upon the nature, as well as the jurisdiction, of each Special Item at the applicable tax rate.

(d)

We completed the evaluation of the impact on our transition tax computation based on the final regulations released by the U.S. Treasury Department and the IRS which became effective in the first quarter of 2019, and recorded an additional amount of $8 million for the transition tax accordingly.

Adjusted EBITDA

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter Ended		Year to Date Ended
Reconciliation of Net Income to Adjusted EBITDA	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Net Income — Yum China Holdings, Inc.	$132	$178	$194	$400
Net Income — noncontrolling interests	4	7	8	14
Income tax provision	45	46	77	139
Interest income, net	(8)	(10)	(17)	(19)
Investment gain	(45)	(17)	(37)	(27)
Operating Profit	128	204	225	507
Special Items, Operating Profit	4	—	5	—
Adjusted Operating Profit	132	204	230	507
Depreciation and amortization	105	106	214	217
Store impairment charges	24	11	36	25
Adjusted EBITDA	$261	$321	$480	$749

Segment Results

KFC

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2020	6/30/2019	Reported		Ex F/X		6/30/2020	6/30/2019	Reported		Ex F/X
Company sales	$1,260	$1,410	(11)		(7)		$2,480	$2,949	(16)		(13)
Franchise fees and income	32	33	(5)		(2)		65	69	(7)		(3)
Revenues from transactions with franchisees and unconsolidated affiliates	15	15	1		5		31	32	(1)		2
Total revenues	$1,307	$1,458	(10)		(7)		$2,576	$3,050	(16)		(13)

Restaurant profit	$183	$225	(19)		(16)		$349	$534	(35)		(32)
Restaurant margin %	14.6%	16.1%	(1.5)	ppts.	(1.5)	ppts.	14.1%	18.1%	(4.0)	ppts.	(4.0)	ppts.

G&A expenses	$42	$49	15		12		$88	$98	10		7
Franchise expenses	$16	$16	8		5		$32	$35	11		7
Expenses for transactions with franchisees and unconsolidated affiliates	$15	$15	—		(4)		$31	$32	1		(2)
Closures and impairment expenses, net	$10	$—	NM		NM		$11	$7	(64)		(73)
Other income, net	$(12)	$(12)	8		12		$(29)	$(30)	—		3
Operating Profit	$159	$205	(22)		(19)		$312	$493	(37)		(34)

	Quarter Ended		Year to Date Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
System Sales (Decline) Growth	(9)%	4%	(14)%	5%
System Sales (Decline) Growth, excluding F/X	(6)%	12%	(10)%	12%
Same-Store Sales (Decline) Growth	(10)%	5%	(11)%	5%

Unit Count	6/30/2020	6/30/2019	% Increase
Company-owned	5,231	4,811	9
Unconsolidated affiliates	947	853	11
Franchisees	571	515	11
	6,749	6,179	9

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	6/30/2019	Store Portfolio Actions	Other	F/X	6/30/2020
Company sales	$1,410	$56	$(158)	$(48)	$1,260
Cost of sales	(450)	(19)	34	16	(419)
Cost of labor	(311)	(13)	42	11	(271)
Occupancy and other operating expenses	(424)	(22)	44	15	(387)
Restaurant profit	$225	$2	$(38)	$(6)	$183

	Year to Date Ended
Income (Expense)	6/30/2019	Store Portfolio Actions	Other	F/X	6/30/2020
Company sales	$2,949	$(54)	$(327)	$(88)	$2,480
Cost of sales	(926)	12	74	29	(811)
Cost of labor	(631)	(15)	68	20	(558)
Occupancy and other operating expenses	(858)	(24)	93	27	(762)
Restaurant profit	$534	$(81)	$(92)	$(12)	$349

The decrease in Company sales and Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the same-store sales decline due to the impact of the COVID-19 pandemic, higher promotion costs and commodity inflation of 2%, partially offset by labor efficiency, one-time reductions in social security contributions and lease concessions, and utilities savings.

The year to date decrease in Company sales and Restaurant profit, excluding the impact of F/X, was primarily driven by the same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic, higher promotion costs and commodity inflation of 2%, partially offset by labor efficiency, one-time reductions in social security contributions and lease concessions, and utilities savings.

Franchise Fees and Income

The decrease in Franchise fees and income for the quarter, excluding the impact of F/X, was primarily driven by same-store sales decline of restaurants operated by unconsolidated affiliates and franchisees due to the impact of the COVID-19 pandemic, partially offset by the net unit growth.

The year to date decrease in Franchise fees and income, excluding the impact of F/X, was primarily driven by same-store sales decline and temporary closure of restaurants operated by unconsolidated affiliates and franchisees due to the impact of the COVID-19 pandemic, partially offset by the net unit growth.

G&A Expenses

The quarter and year to date decrease in G&A expenses, excluding the impact of F/X, was primarily driven by one-time reductions in social security contributions, realignment of cost structure and higher government incentives received, partially offset by merit increase.

Operating Profit

The quarter and year to date decrease in Operating profit, excluding the impact of F/X, was primarily driven by the decrease in Restaurant profit and higher store impairment charges, partially offset by lower G&A expenses.

Pizza Hut

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2020	6/30/2019	Reported		Ex F/X		6/30/2020	6/30/2019	Reported		Ex F/X
Company sales	$422	$507	(17)		(13)		$744	$1,048	(29)		(26)
Franchise fees and income	1	1	28		33		2	2	14		18
Revenues from transactions with franchisees and unconsolidated affiliates	1	1	12		17		2	2	8		11
Other revenues	—	1	(32)		(30)		—	1	(25)		(23)
Total revenues	$424	$510	(17)		(13)		$748	$1,053	(29)		(26)

Restaurant profit	$47	$58	(18)		(14)		$48	$135	(64)		(63)
Restaurant margin %	11.2%	11.3%	(0.1)	ppts.	(0.1)	ppts.	6.4%	12.9%	(6.5)	ppts.	(6.5)	ppts.

G&A expenses	$23	$27	13		10		$47	$51	8		5
Franchise expenses	$—	$—	(8)		(12)		$1	$1	(3)		(6)
Expenses for transactions with franchisees and unconsolidated affiliates	$1	$1	(16)		(21)		$2	$2	(20)		(24)
Closures and impairment expenses, net	$10	$3	NM		NM		$15	$6	NM		NM
Operating Profit (Loss)	$15	$29	(48)		(45)		$(13)	$79	NM		NM

	Quarter Ended		Year to Date Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
System Sales Decline	(16)%	(3)%	(28)%	(3)%
System Sales (Decline) Growth, excluding F/X	(12)%	4%	(25)%	3%
Same-Store Sales (Decline) Growth	(12)%	1%	(22)%	1%

Unit Count	6/30/2020	6/30/2019	% Increase (Decrease)
Company-owned	2,150	2,178	(1)
Franchisees	108	74	46
	2,258	2,252	—

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	6/30/2019	Store Portfolio Actions	Other	F/X	6/30/2020
Company sales	$507	$(8)	$(60)	$(17)	$422
Cost of sales	(155)	2	13	6	(134)
Cost of labor	(137)	3	20	3	(111)
Occupancy and other operating expenses	(157)	4	18	5	(130)
Restaurant profit	$58	$1	$(9)	$(3)	$47

	Year to Date Ended
Income (Expense)	6/30/2019	Store Portfolio Actions	Other	F/X	6/30/2020
Company sales	$1,048	$(76)	$(201)	$(27)	$744
Cost of sales	(314)	22	47	9	(236)
Cost of labor	(280)	14	44	7	(215)
Occupancy and other operating expenses	(319)	14	51	9	(245)
Restaurant profit	$135	$(26)	$(59)	$(2)	$48

The decrease in Company sales and Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by same-store sales decline due to the impact of the COVID-19 pandemic, commodity inflation of 5% and higher promotion costs, partially offset by one-time reductions in social security contributions, labor efficiency, lease concessions, and savings in utilities and other restaurant operating costs.

The year to date decrease in Company sales and Restaurant profit, excluding the impact of F/X, was primarily driven by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic, and commodity inflation of 4%, partially offset by labor efficiency, one-time reductions in social security contributions and lease concessions, and utility savings.

G&A Expenses

The quarter and year to date decrease in G&A expenses, excluding the impact of F/X, was primarily driven by one-time reductions in social security contributions and the realignment of cost structure.

Operating Profit (Loss)

The quarter to date decrease in Operating profit and year to date Operating loss, excluding the impact of F/X, was primarily driven by the decrease in Restaurant profit mainly due to the impact of the COVID-19 pandemic and higher store impairment charges, partially offset by lower G&A expenses.

All Other Segments

All Other Segments reflects the results of Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell, Daojia and our e-commerce business.

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2020	6/30/2019	Reported		Ex F/X		6/30/2020	6/30/2019	Reported		Ex F/X
Company sales	$10	$9	5		9		$16	$18	(13)		(10)
Franchise fees and income	4	2	NM		NM		5	4	27		32
Revenues from transactions with franchisees and unconsolidated affiliates	11	5	NM		NM		16	12	22		27
Other revenues	25	16	55		60		41	30	37		42
Total revenues	$50	$32	53		59		$78	$64	20		24

Restaurant profit	$—	$—	NM		NM		$(3)	$(1)	(72)		(64)
Restaurant margin %	2.5%	(9.9)%	12.4	ppts.	12.4	ppts.	(15.5)%	(7.8)%	(7.7)	ppts.	(7.7)	ppts.

G&A expenses	$11	$8	(47)		(53)		$19	$16	(19)		(23)
Expenses for transactions with franchisees and unconsolidated affiliates	$9	$5	(98)		NM		$13	$11	(14)		(18)
Other operating costs and expenses	$21	$14	(51)		(56)		$36	$26	(41)		(46)
Closures and impairment expenses, net	$1	$1	(22)		(26)		$3	$2	(53)		(59)
Operating Loss	$(2)	$(5)	35		35		$(12)	$(10)	(31)		(33)

	Quarter Ended		Year to Date Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Same-Store Sales Decline	(27)%	(7)%	(29)%	(12)%

Total Revenues

The quarter and year to date increase in Total revenues, excluding the impact of F/X, was primarily driven by the consolidation of Huang Ji Huang and the increase in demand of online orders of certain product categories (mainly fresh grocery products) from our e-commerce business, partially offset by the same-store sales decline due to the impact of the COVID-19 pandemic.

G&A Expenses

The quarter and year to date increase in G&A expenses, excluding the impact of F/X, was primarily driven by the consolidation of Huang Ji Huang.

Operating Loss

The decrease in Operating loss for the quarter, excluding the impact of F/X, was primarily driven by the improvement in Restaurant profit and operating profit generated by Huang Ji Huang.

The year to date increase in Operating loss, excluding the impact of F/X, was primarily driven by the increase in Restaurant loss and higher store impairment charges, partially offset by the operating profit generated by Huang Ji Huang.

Corporate and Unallocated

	Quarter Ended				Year to Date Ended
			% B/(W)				% B/(W)
	6/30/2020	6/30/2019	Reported	Ex F/X	6/30/2020	6/30/2019	Reported	Ex F/X
Revenues from transactions with franchisees and unconsolidated affiliates	$130	$133	(3)	1	$269	$278	(3)	—
Other revenue	1	1	17	22	2	2	(6)	(2)
Expenses for transactions with franchisees and unconsolidated affiliates	135	133	(1)	(5)	270	276	3	(1)
Other operating costs and expenses	1	1	37	35	2	2	17	14
Corporate G&A expenses	37	25	(47)	(51)	58	58	1	(2)
Other unallocated (loss) income	(2)	—	NM	NM	(3)	1	NM	NM
Interest income, net	8	10	(8)	(5)	17	19	(8)	(4)
Investment gain	45	17	NM	NM	37	27	40	40
Income tax provision (See Note 12)	(45)	(46)	1	(1)	(77)	(139)	44	43
Effective tax rate (See Note 12)	25.2%	20.0%	(5.2)%	(5.2)%	27.8%	25.2%	(2.6)%	(2.6)%

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

Revenues from transactions with franchisees and unconsolidated affiliates primarily include revenues derived from the Company’s central procurement model whereby food and paper products are centrally purchased and then mainly sold to KFC and Pizza Hut franchisees and unconsolidated affiliates. The quarter and year to date change excluding the impact of F/X, was in line with the change in system sales of related franchisees and unconsolidated affiliates.

G&A Expenses

The same government incentives received in the second quarter of 2019 were received in the first quarter of 2020. Excluding the impact from timing shift of government incentives received and the impact of F/X, corporate G&A expenses decreased in the second quarter of 2020 mainly due to the realignment of cost structure.

The year to date increase in Corporate G&A expenses, excluding the impact of F/X, was primarily driven by merit increase, partially offset by one-time reductions in social security contributions and the realignment of cost structure.

Investment Gain

The Investment gain relates to our investment in equity securities of Meituan Dianping (“Meituan”). See Note 6.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%, withholding tax on repatriation of earnings outside of China and U.S. corporate income tax, if any. The higher effective tax rates for the quarter and year to date ended June 30, 2020 were primarily due to the U.S. tax related to gain recognized on investment in equity securities of Meituan during the second quarter and prior periods and, as for the quarter ended June 30, 2020, higher other residual U.S. tax. See Note 6 for additional information.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Impact of COVID-19 Pandemic

Starting in late January 2020, the COVID-19 pandemic has significantly impacted the Company’s operations. The pace of recovery is uneven with recent sales and traffic still below pre-outbreak levels as people continue to avoid going out and practice social distancing. More than 99% of stores in China were open at the end of July 2020, with sales and profits trending unevenly. Sales were primarily impacted by significantly reduced traffic at transportation and tourist locations, delayed and shortened school holidays and resurging regional infections. These factors and the lingering effect of COVID-19 continued to impact operations in July.

Management cannot ascertain the extent to which our operations will continue to be impacted by the COVID-19 pandemic, which depends largely on future developments that are highly uncertain and cannot be accurately predicted, including the possible reemergence and further spread of COVID-19 and the actions by government authorities to contain or treat its impact, the economic recovery within China and globally, the impact on consumer behavior and other related factors. The Company expects that COVID-19 will have a material adverse impact on the Company’s results of operations, cash flows and financial condition for the full year 2020. For further information on the risks associated with the COVID-19 pandemic, see “Item 1A. Risk Factors.”

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

As of June 30, 2020, an input VAT credit asset of $237 million and payable of $6 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against VAT payables more than one year from June 30, 2020. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the Company expected to use the credit within one year.

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

Consolidated Cash Flows

Our cash flows for the years to date ended June 30, 2020 and 2019 were as follows:

Net cash provided by operating activities was $452 million in 2020 as compared to $657 million in 2019. The decrease was primarily driven by the net income decrease.

Net cash used in investing activities was $761 million in 2020 as compared to $368 million in 2019. The increase is mainly due to cash consideration paid for the acquisition of Huang Ji Huang, and the net impact on cash flow resulting from purchases and maturities of short-term investments and long-term time deposits, partially offset by cash proceeds from the partial disposal of our investment in equity securities of Meituan.

Net cash used in financing activities was $59 million in 2020 as compared to $259 million in 2019. The decrease was primarily driven by a decrease in the number of shares repurchased due to the temporary suspension of our share repurchase program and a decrease in the amount of dividends paid due to the temporary suspension of dividends through the end of the third quarter of 2020.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores and from our franchise operations and dividend payments from our unconsolidated affiliates.

Our ability to fund our future operations and capital needs will depend on our ongoing ability to generate cash from operations. We believe our principal uses of cash in the future will be primarily to fund our operations and to make capital expenditures, distributions to our stockholders and share repurchases as well as any acquisition or investment we may make. As a result of the COVID-19 pandemic, we have taken, and continue to take, certain actions to provide additional liquidity and flexibility, which include temporarily suspending our share repurchase program and, through the end of the third quarter of 2020, dividends, partial disposal of our investment in Meituan equity securities, as well as increasing our credit facilities. We believe that our future cash from operations, together with our access to funds on hand and capital markets, will provide adequate resources to fund these uses of cash and that our existing cash, net cash from operations and credit facilities will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months.

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

Share Repurchases and Dividends

Our Board of Directors has authorized an aggregate of $1.4 billion for our share repurchase program. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the years to date ended June 30, 2020 and 2019, the Company repurchased $7 million or 0.2 million shares and $140 million or 3.5 million shares of common stock, respectively, under the repurchase program.

For the quarter ended June 30, 2019, the Company paid cash dividends of approximately $45 million to stockholders through a quarterly dividend payment of $0.12 per share.

Due to the unprecedented effects of the COVID-19 pandemic and associated economic uncertainty, the Company temporarily suspended its share repurchases and, through the end of the third quarter of 2020, dividend payments.

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

Borrowing Capacity

As of June 30, 2020, the Company had credit facilities of RMB3,713 million (approximately $526 million), comprised of onshore credit facilities of RMB2,300 million (approximately $326 million) in aggregate and offshore credit facilities of $200 million in aggregate.

The credit facilities had remaining terms ranging from less than one year to three years as of June 30, 2020. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China, Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC or London Interbank Offered Rate (“LIBOR”) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Some of the onshore credit facilities contain sublimits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of June 30, 2020, we had outstanding bank guarantees of RMB 89 million (approximately $13 million) to secure our lease payment to landlords for certain Company-owned restaurants. The credit facilities were therefore reduced by the same amount, while there were no borrowings outstanding as of June 30, 2020.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended June 30, 2020, the Company’s Operating profit would have decreased by approximately $13 million if the RMB weakened 10% relative to the US$. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risks associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements with our vendors.

Investment Risk

In September 2018, we invested $74 million in Meituan’s ordinary shares. The Company sold 4.2 million of its ordinary shares of Meituan in the second quarter of 2020 for proceeds of approximately $54 million. The equity investment is recorded at fair value, which is measured on a recurring basis and is subject to market price volatility. See Note 6 for further discussion on our investment in Meituan.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

For example, the COVID-19 pandemic has adversely affected our results of operations, cash flows and financial condition for the quarter and year to date ended June 30, 2020, and it is expected to have continuing adverse effects for full year 2020. At the peak of the COVID-19 outbreak in China, we closed approximately 35% of our restaurants. For restaurants that remained open, same-store sales declined due to shortened operating hours and reduced traffic, with a significant portion of stores providing only delivery and takeaway services. During the second quarter of 2020, sales and profits were trending unevenly. Sales were primarily impacted by significantly reduced traffic at transportation and tourist locations, delayed and shortened school holidays and resurging regional infections. It remains difficult to predict the full impact of the COVID-19 pandemic on the broader economy and how consumer behavior may change, and whether such change is temporary or permanent. Social distancing, telecommunicating and reductions in travel may become the new normal. These conditions could fundamentally impact the way we work and the services we provide, and could have continuing adverse effects on our results of operations, cash flows and financial condition beyond 2020. The extent to which our operations continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the possible reemergence and further spread of COVID-19 and the actions by the government authorities to contain the pandemic or treat its impact, among other things. Insurance may be unavailable to cover any losses we incur as a result of the pandemic. The COVID-19 pandemic also may have the effect of heightening other risks disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, such as, but not limited to, those related to supply chain management, labor shortage and cost, cybersecurity threats, as well as consumer perceptions of our brands.

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

No shares were repurchased during the quarter ended June 30, 2020.

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

Yum China Holdings, Inc.
(Registrant)

Date:	August 6, 2020	/s/ Xueling Lu
Controller and Principal Accounting Officer