Form 10-Q
period 2020-09-30
Yum China Holdings, Inc.
filed 2020-11-06
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
(Registrant’s Telephone Number, Including Area Code)
Not Applicable (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	YUMC	New York Stock Exchange
	9987	The Stock Exchange of Hong Kong Limited

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2020 was 419,344,415 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended		Year to Date Ended
Revenues	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Company sales	$2,118	$2,097	$5,358	$6,112
Franchise fees and income	40	38	112	113
Revenues from transactions with franchisees and unconsolidated affiliates	170	172	488	496
Other revenues	20	12	46	26
Total revenues	2,348	2,319	6,004	6,747
Costs and Expenses, Net
Company restaurants
Food and paper	660	651	1,711	1,896
Payroll and employee benefits	458	455	1,236	1,371
Occupancy and other operating expenses	606	619	1,621	1,804
Company restaurant expenses	1,724	1,725	4,568	5,071
General and administrative expenses	127	117	339	340
Franchise expenses	17	19	50	55
Expenses for transactions with franchisees and unconsolidated affiliates	164	167	480	488
Other operating costs and expenses	15	9	38	20
Closures and impairment expenses, net	1	(1)	30	14
Other income, net	(256)	(17)	(282)	(48)
Total costs and expenses, net	1,792	2,019	5,223	5,940
Operating Profit	556	300	781	807
Interest income, net	11	10	28	29
Investment gain	38	12	75	39
Income Before Income Taxes	605	322	884	875
Income tax provision	(155)	(87)	(232)	(226)
Net income – including noncontrolling interests	450	235	652	649
Net income – noncontrolling interests	11	12	19	26
Net Income – Yum China Holdings, Inc.	$439	$223	$633	$623
Weighted-average common shares outstanding (in millions):
Basic	387	377	380	378
Diluted	400	388	391	389
Basic Earnings Per Common Share	$1.13	$0.59	$1.67	$1.65
Diluted Earnings Per Common Share	$1.10	$0.58	$1.62	$1.60

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended		Year to Date Ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Net income - including noncontrolling interests	$450	$235	$652	$649
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	123	(96)	88	(95)
Comprehensive income - including noncontrolling interests	573	139	740	554
Comprehensive income - noncontrolling interests	17	8	23	23
Comprehensive Income - Yum China Holdings, Inc.	$556	$131	$717	$531

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Year to Date Ended
	9/30/2020	9/30/2019
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$652	$649
Depreciation and amortization	327	322
Non-cash operating lease cost	270	251
Closures and impairment expenses	30	14
Gain from re-measurement of equity interest upon acquisition	(239)	—
Investment gain	(75)	(39)
Equity income from investments in unconsolidated affiliates	(51)	(56)
Distributions of income received from unconsolidated affiliates	25	50
Deferred income taxes	73	12
Share-based compensation expense	27	21
Changes in accounts receivable	(19)	(2)
Changes in inventories	52	(22)
Changes in prepaid expenses and other current assets	31	7
Changes in accounts payable and other current liabilities	56	118
Changes in income taxes payable	62	32
Changes in non-current operating lease liabilities	(292)	(280)
Other, net	(30)	(32)
Net Cash Provided by Operating Activities	899	1,045
Cash Flows – Investing Activities
Capital spending	(284)	(310)
Purchases of short-term investments	(2,859)	(619)
Purchase of long-term time deposits	(57)	—
Maturities of short-term investments	1,066	366
Contribution to unconsolidated affiliates	(17)	—
Acquisition of business, net of cash acquired	(288)	—
Disposal of equity securities	54	—
Other, net	52	10
Net Cash Used in Investing Activities	(2,333)	(553)
Cash Flows – Financing Activities
Common stock issuance proceeds, net of issuance costs	2,203	—
Repurchase of shares of common stock	(8)	(207)
Cash dividends paid on common stock	(45)	(136)
Dividends paid to noncontrolling interests	(7)	(25)
Other, net	1	—
Net Cash Provided by (Used in) Financing Activities	2,144	(368)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	17	(26)
Net Increase in Cash, Cash Equivalents and Restricted Cash	727	98
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	1,055	1,266
Cash, Cash Equivalents and Restricted Cash - End of Period	$1,782	$1,364

Supplemental Cash Flow Data
Cash paid for income tax	105	185
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payables and other current liabilities	148	112

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	9/30/2020	12/31/2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,782	$1,046
Short-term investments	2,424	611
Accounts receivable, net	86	88
Inventories, net	346	380
Prepaid expenses and other current assets	162	134
Total Current Assets	4,800	2,259
Property, plant and equipment, net	1,642	1,594
Operating lease right-of-use assets	2,034	1,985
Goodwill	800	254
Intangible assets, net	246	94
Deferred income taxes	102	95
Investments in unconsolidated affiliates	71	89
Other assets	691	580
Total Assets	$10,386	$6,950

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,893	$1,691
Income taxes payable	114	45
Total Current Liabilities	2,007	1,736
Non-current operating lease liabilities	1,797	1,803
Non-current finance lease liabilities	25	26
Other liabilities	350	210
Total Liabilities	4,179	3,775

Redeemable Noncontrolling Interest	12	—

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 439 million shares and 395 million shares issued at September 30, 2020 and December 31, 2019, respectively; 419 million shares and 376 million shares outstanding at September 30, 2020 and December 31, 2019, respectively	4	4
Treasury stock	(728)	(721)
Additional paid-in capital	4,647	2,427
Retained earnings	2,004	1,416
Accumulated other comprehensive income (loss)	35	(49)
Total Yum China Holdings, Inc. Stockholders' Equity	5,962	3,077
Noncontrolling interests	233	98
Total Equity	6,195	3,175
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$10,386	$6,950

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Tabular amounts in US$ millions)

Note 1 – Description of Business

Yum China Holdings, Inc. (“Yum China” and, together with its subsidiaries, the “Company,” “we,” “us” and “our”) was incorporated in Delaware on April 1, 2016.

The Company owns, franchises or has ownership in entities that own and operate restaurants (also referred to as “stores” or “units”) under the KFC, Pizza Hut, Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell and Lavazza concepts (collectively, the “concepts”). In connection with the separation of the Company in 2016 from its former parent company, YUM! Brands, Inc. (“YUM”), Yum! Restaurants Asia Pte. Ltd., a wholly-owned indirect subsidiary of YUM, and Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company, entered into a 50-year master license agreement with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew, for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China (the “PRC” or “China”), excluding Hong Kong, Macau and Taiwan. In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. We own the intellectual property of Little Sheep, Huang Ji Huang, COFFii & JOY and East Dawning, and pay no license fee related to these concepts.

The Company also owns a controlling interest in the holding company of DAOJIA.com.cn (“Daojia”), an established online food delivery service provider in China.

In addition, the Company started an e-commerce business in 2017, offering a wide selection of products including electronics, home and kitchen accessories, fresh groceries, and other general merchandise to customers directly through the Company’s e-commerce platform.

On April 8, 2020, the Company completed the acquisition of a 93.3% interest in the Huang Ji Huang group (“Huang Ji Huang”), a leading Chinese-style casual dining franchise business, for cash consideration of $185 million. Huang Ji Huang became an operating segment of the Company. The acquisition was considered immaterial. Following the acquisition, we established a Chinese dining business unit comprising our three Chinese dining brands, namely Little Sheep, Huang Ji Huang and East Dawning.

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

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell, Lavazza, Daojia and our e-commerce business, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Additional details on our reportable operating segments are included in Note 13.

The Company’s common stock is listed on the New York Stock Exchange ("NYSE") under the symbol “YUMC”. On September 10, 2020, the Company completed a secondary listing of its common stock on the Main Board of the Hong Kong Stock Exchange ("HKEX") under the stock code “9987”, in connection with a global offering of 41,910,700 shares of its common stock at the public offering price of HK$412.00 per share, or US$53.16 per share. The shares listed on the HKEX are fully fungible with the shares listed on the NYSE. The underwriters of the global offering were granted an over-allotment option to purchase up to an additional 6,286,600 shares of common stock at the public offering price, which lapsed on October 4, 2020. Net proceeds raised by the Company from the global offering after deducting underwriting fees and the offering expenses amounted to US$2.2 billion.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of September 30, 2020, results of our operations and comprehensive income for the quarters and years to date ended September 30, 2020 and 2019, and cash flows for the years to date ended September 30, 2020 and 2019. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto defined and included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2020.

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

We began consolidating Suzhou KFC upon the completion of its acquisition on August 3, 2020.

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

The Company centrally purchases substantially all food and paper products from suppliers for substantially all of our restaurants, including franchisees and unconsolidated affiliates, and then sells and delivers them to the restaurants. In addition, the Company owns seasoning facilities for its Chinese dining business unit, which manufacture and sell seasoning products to Huang Ji Huang and Little Sheep franchisees. The performance obligation arising from such transactions is considered distinct from the franchise agreement as it is not highly dependent on the franchise agreement and the customer can benefit from the procurement service on its own. We consider ourselves the principal in this arrangement as we have the ability to control a promised good or service before transferring that good or service to the franchisees and unconsolidated affiliates. Revenue is recognized upon transfer of control over ordered items, generally upon delivery to the franchisees and unconsolidated affiliates.

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

Disaggregation of Revenue

The following table presents revenue disaggregated by types of arrangements and segments:

	Quarter Ended 9/30/2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,597	$508	$13	$—	$2,118	$—	$2,118
Franchise fees and income	32	2	6	—	40	—	40
Revenues from transactions with franchisees and unconsolidated affiliates	16	1	15	138	170	—	170
Other revenues	1	—	24	14	39	(19)	20
Total revenues	$1,646	$511	$58	$152	$2,367	$(19)	$2,348

	Quarter Ended 9/30/2019
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,546	$540	$11	$—	$2,097	$—	$2,097
Franchise fees and income	35	1	2	—	38	—	38
Revenues from transactions with franchisees and unconsolidated affiliates	16	1	8	147	172	—	172
Other revenues	1	—	19	1	21	(9)	12
Total revenues	$1,598	$542	$40	$148	$2,328	$(9)	$2,319

	Year to Date Ended 9/30/2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$4,077	$1,252	$29	$—	$5,358	$—	$5,358
Franchise fees and income	97	4	11	—	112	—	112
Revenues from transactions with franchisees and unconsolidated affiliates	47	3	31	407	488	—	488
Other revenues	1	—	65	16	82	(36)	46
Total revenues	$4,222	$1,259	$136	$423	$6,040	$(36)	$6,004

	Year to Date Ended 9/30/2019
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$4,495	$1,588	$29	$—	$6,112	$—	$6,112
Franchise fees and income	104	3	6	—	113	—	113
Revenues from transactions with franchisees and unconsolidated affiliates	48	3	20	425	496	—	496
Other revenues	1	1	49	3	54	(28)	26
Total revenues	$4,648	$1,595	$104	$428	$6,775	$(28)	$6,747

Accounts Receivable

Accounts receivable consist of trade receivables and royalties from franchisees and unconsolidated affiliates, and are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts receivable on the Condensed Consolidated Balance Sheets. Prior to the adoption of ASC 326, our provision for uncollectible receivable balances was based upon pre-defined aging criteria or upon the occurrence of other events that indicated that we may not collect the balance due. Upon adoption of ASC 326 starting from January 1, 2020, our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Trade receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of September 30, 2020 and December 31, 2019, the ending balances of provision for accounts receivable were both $1 million, and amounts of accounts receivable past due were immaterial. Receivables due from unconsolidated affiliates, including trade receivables and dividend receivables, were $74 million and $58 million as of September 30, 2020 and December 31, 2019, respectively.

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets on the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees and unconsolidated affiliates. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $8 million and $9 million at September 30, 2020 and December 31, 2019, respectively.

Contract Liabilities

Contract liabilities at September 30, 2020 and December 31, 2019 were as follows:

Contract liabilities	9/30/2020	12/31/2019
- Deferred revenue related to prepaid stored-value products	$90	$86
- Deferred revenue related to upfront franchise fees	36	39
- Deferred revenue related to customer loyalty programs	27	24
- Deferred revenue related to privilege membership programs	22	16
- Others	2	3
Total	$177	$168

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs, and customer loyalty programs is included in Accounts payable and other current liabilities on the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities on the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $61 million and $35 million for the quarters ended September 30, 2020 and 2019, respectively, and $82 million and $56 million for the years to date ended September 30, 2020 and 2019, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 4 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended		Year to Date Ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Net Income – Yum China Holdings, Inc.	$439	$223	$633	$623
Weighted-average common shares outstanding (for basic calculation)(a)	387	377	380	378
Effect of dilutive share-based awards(a)	7	7	6	8
Effect of dilutive warrants(b)	6	4	5	3
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)(a)	400	388	391	389
Basic Earnings Per Common Share	$1.13	$0.59	$1.67	$1.65
Diluted Earnings Per Common Share	$1.10	$0.58	$1.62	$1.60
Share-based awards excluded from the diluted EPS computation(c)	3	2	3	2

(a)

As a result of the separation, shares of Yum China common stock were distributed to YUM’s shareholders of record as of October 19, 2016 and included in the calculated weighted-average common shares outstanding. Holders of outstanding YUM equity awards generally received both adjusted YUM awards and Yum China awards, or adjusted awards of either YUM or Yum China in their entirety. Any subsequent exercise of these awards, whether held by the Company’s employees or YUM’s employees, would increase the number of common shares outstanding. The incremental shares arising from outstanding equity awards are included in the computation of diluted EPS, if there is dilutive effect. In connection with the Company’s global offering and secondary listing on the HKEX, 41,910,700 shares of its common stock were issued and they were included in the calculated weighted-average common shares outstanding. The related over-allotment option to purchase up to an additional 6,286,600 shares was excluded from the computation of diluted EPS because to do so would have been antidilutive.

(b)

Pursuant to the investment agreements dated September 1, 2016, Yum China issued to strategic investors two tranches of warrants on January 9, 2017, with each tranche initially providing the right to purchase 8,200,405 shares of Yum China common stock, at an initial exercise price of $31.40 and $39.25 per share, respectively, subject to customary anti-dilution adjustments. The warrants may be exercised at any time through October 31, 2021. The incremental shares arising from outstanding warrants are included in the computation of diluted EPS, if there is dilutive effect when the average market price of Yum China common stock for the periods exceeds the applicable exercise price of the warrants.

(c)

These outstanding stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) were excluded from the computation of diluted EPS because to do so would have been antidilutive for the quarters and years to date presented, or because certain PSUs are contingently issuable based on the achievement of performance and market conditions, which have not been met as of September 30, 2020.

Note 5 – Equity

Changes in Equity and Redeemable Noncontrolling Interest (in millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	(Loss) Income	Shares*	Amount	Interests	Equity	Interest
Balance at June 30, 2020	397	$4	$2,444	$1,565	$(82)	(20)	$(728)	$72	$3,275	$12
Net Income				439				11	450	—
Foreign currency translation adjustments					117			6	123	—
Comprehensive income									573	—
Acquisition of business								144	144
Issuance of common stock, net of issuance costs	42	—	2,193						2,193
Repurchase of shares of common stock									—
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			10						10

Balance at September 30, 2020	439	$4	$4,647	$2,004	$35	(20)	$(728)	$233	$6,195	$12

Balance at June 30, 2019	394	$4	$2,417	$1,193	$(17)	(17)	$(600)	$81	$3,078	$1
Net Income				223				12	235	—
Foreign currency translation adjustments					(92)			(4)	(96)	—
Comprehensive income									139	—
Cash dividends declared ($0.12 per common share)				(45)					(45)
Repurchase of shares of common stock						(1)	(64)		(64)
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			6						6
Balance at September 30, 2019	394	$4	$2,423	$1,371	$(109)	(18)	$(664)	$89	$3,114	$1

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Loss	Shares*	Amount	Interests	Equity	Interest
Balance at December 31, 2019	395	$4	$2,427	$1,416	$(49)	(19)	$(721)	$98	$3,175	$—
Net Income				633				19	652	—
Foreign currency translation adjustments					84			4	88	—
Comprehensive income									740	—
Acquisition of business								144	144	12
Cash dividends declared ($0.12 per common share)				(45)					(45)
Dividends declared								(32)	(32)
Issuance of common stock, net of issuance costs	42	—	2,193						2,193
Repurchase of shares of common stock						—	(7)		(7)
Exercise and vesting of share-based awards	2	—	—						—
Share-based compensation			27						27
Balance at September 30, 2020	439	$4	$4,647	$2,004	$35	(20)	$(728)	$233	$6,195	$12

Balance at December 31, 2018	392	$4	$2,402	$944	$(17)	(13)	$(460)	$103	$2,976	$1
Net Income				623				26	649	—
Foreign currency translation adjustments					(92)			(3)	(95)	—
Comprehensive income									554	—
Cash dividends declared ($0.36 per common share)				(136)					(136)
Dividends declared								(34)	(34)
Repurchase of shares of common stock						(5)	(204)		(204)
Exercise and vesting of share-based awards	2	—	—						—
Share-based compensation			21						21
Cumulative effect of accounting change				(60)				(3)	(63)
Balance at September 30, 2019	394	$4	$2,423	$1,371	$(109)	(18)	$(664)	$89	$3,114	$1

*: Shares may not add due to rounding.

Share Repurchase Program

Our Board of Directors has authorized an aggregate of $1.4 billion for our share repurchase program. The Company repurchased 0.2 million and 4.9 million shares of Yum China common stock at a total cost of $7 million and $204 million for the years to date ended September 30, 2020 and 2019, respectively. The total cost includes $2 million settled subsequent to September 30, 2019, for shares repurchased with trade dates on or prior to September 30, 2019. As of September 30, 2020, $692 million remained available for future share repurchases under the authorization. The Company suspended the share repurchase in the second and third quarter of 2020.

Note 6 – Items Affecting Comparability of Net Income

Impact of COVID-19 Pandemic

The COVID-19 pandemic has significantly impacted the Company’s operations in the year to date ended September 30, 2020. The Company’s operations improved in the third quarter of 2020, although still impacted by the lingering effects of the COVID-19 pandemic. Operating profit for the years to date ended September 30, 2020 and 2019 was $781 million and $807 million, respectively. The $26 million decrease in Operating profit for the year to date ended September 30, 2020 was mainly driven by same-store sales declines and temporary store closures resulting from the COVID-19 pandemic, partially offset by one-time rent concessions of $31 million from landlords and a one-time government subsidy in the form of a reduction in social security contributions of $49 million, as well as the impact of a $239 million gain from the re-measurement of our previously held equity interest in Suzhou KFC upon the acquisition, which is further described below.

Consolidation of a Former Unconsolidated Affiliate Suzhou KFC

In the third quarter of 2020, the Company completed the acquisition of an additional 25% equity interest in Suzhou KFC for cash consideration of $149 million, increasing our equity interest to 72%, and thus we began to consolidate Suzhou KFC since the acquisition date. As a result of the acquisition, the Company also recognized a gain of $239 million from the re-measurement of our previously held 47% equity interest at fair value using a discounted cash flow valuation approach and incorporating assumptions and estimates that are Level 3 inputs. Key assumptions used in estimating future cash flows included projected revenue growth and costs and expenses, which were based on internal projections, historical performance of stores, and the business environment, as well as the selection of an appropriate discount rate based on weighted-average cost of capital and company-specific risk premium. The gain was recorded in Other income, net and not allocated to any segment for performance reporting purposes.

Additionally, $61 million of the purchase price was allocated to intangible assets related to reacquired franchise rights, which are being amortized over the remaining franchise contract period of 2.4 years.

Meituan Dianping (“Meituan”) Investment

In the third quarter of 2018, the Company subscribed for 8.4 million, or less than 1%, of the ordinary shares of Meituan, an e-commerce platform for services in China, for total consideration of approximately $74 million, when it launched its initial public offering on the Hong Kong Stock Exchange in September 2018. In the second quarter of 2020, the Company sold 4.2 million of the ordinary shares of Meituan for proceeds of approximately $54 million, and realized a $17 million pre-tax gain which was recognized during the holding period. In the third quarter of 2020, the Company recorded $9 million of U.S. tax related to the gain recognized on our investment in equity securities of Meituan during the quarter. The Company recorded $23 million of U.S. tax in the year to date ended September 30, 2020 related to the gains on our investment in equity securities of Meituan, which were recognized during the year to date ended September 30, 2020 and prior years.

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

A summary of pre-tax gains or losses on investment in equity securities recognized, which was included in Investment gain or loss in our Condensed Consolidated Statements of Income, is as follows:

	Quarter Ended		Year to Date Ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Unrealized gains recorded on equity securities still held as of the end of the period	$38	$12	$76	$39
Losses recorded on equity securities sold during the period	—	—	(1)	—
Gains recorded on equity securities	$38	$12	$75	$39

Store Impairment Charges

We recorded store impairment charges of $39 million and $27 million for the years to date ended September 30, 2020 and 2019, respectively. The increase in store impairment charges in 2020 mainly resulted from the adverse effects of the COVID-19 pandemic. See Note 11 for additional information.

Partner PSU Awards

In February 2020, the Company’s Board of Directors approved new grants of SARs, RSUs and PSUs to employees under the Yum China Holdings, Inc. Long Term Incentive Plan (the “2016 Plan”). The awards will be earned based on their respective vesting terms, with PSUs subject to market conditions or performance conditions. A special award of PSUs (“Partner PSU Awards”) was granted to select employees who were deemed critical to the Company’s execution of its strategic operating plan. These Partner PSU Awards will only vest if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares. Partner PSU Awards were granted to address increased competition for executive talent, motivate transformational performance and encourage management retention. Given the unique nature of these grants, the Compensation Committee of the Board does not intend to grant similar, special grants to the same employees during the performance period. The impact from these special awards is excluded from metrics that management uses to assess the Company’s performance. The Company recognized a share-based compensation cost of $3 million and $5 million associated with the Partner PSU Awards for the quarter and year to date ended September 30, 2020, respectively.

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

Note 7 – Other Income, net

	Quarter Ended		Year to Date Ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Gain from re-measurement of equity interest upon acquisition(a)	$239	$—	$239	$—
Equity income from investments in unconsolidated affiliates	17	19	51	56
Derecognition of indemnification assets related to Daojia(b)	—	—	(3)	—
Foreign exchange impact and other	—	(2)	(5)	(8)
Other income, net	$256	$17	$282	$48

(a)

As a result of the acquisition of Suzhou KFC as disclosed in Note 2, the Company recognized a gain of $239 million from the re-measurement of our previously held 47% equity interest at fair value, which was not allocated to any segment for performance reporting purposes.

(b)

In the quarter ended June 30, 2020, the Company derecognized a $3 million indemnification asset previously recorded for the Daojia acquisition as the indemnification right pursuant to the purchase agreement expired. The expense was included in Other income, net, but was not allocated to any segment for performance reporting purposes.

Note 8 – Supplemental Balance Sheet Information

Accounts Receivable, net	9/30/2020	12/31/2019
Accounts receivable, gross	$87	$89
Allowance for doubtful accounts	(1)	(1)
Accounts receivable, net	$86	$88

Prepaid Expenses and Other Current Assets	9/30/2020	12/31/2019
Receivables from payment processors and aggregators	$28	$41
Prepaid rent	1	2
Dividends receivable from unconsolidated affiliates	39	8
Other prepaid expenses and current assets	94	83
Prepaid expenses and other current assets	$162	$134

Property, Plant and Equipment	9/30/2020	12/31/2019
Buildings and improvements	$2,282	$2,159
Finance leases, primarily buildings	31	30
Machinery and equipment, and construction in progress	1,375	1,282
Property, plant and equipment, gross	3,688	3,471
Accumulated depreciation	(2,046)	(1,877)
Property, plant and equipment, net	$1,642	$1,594

Other Assets	9/30/2020	12/31/2019
VAT assets	$252	$243
Land use right	136	133
Investment in equity securities	131	110
Long-term deposits	79	71
Investment in long-term time deposits(a)	59	—
Restricted cash	—	9
Costs to obtain contracts	8	9
Others	26	5
Other Assets	$691	$580

Accounts Payable and Other Current Liabilities	9/30/2020	12/31/2019
Accounts payable	$634	$623
Operating leases liabilities	435	382
Accrued compensation and benefits	207	223
Contract liabilities	147	135
Accrued capital expenditures	148	150
Accrued marketing expenses	135	64
Other current liabilities	187	114
Accounts payable and other current liabilities	$1,893	$1,691

Other Liabilities	9/30/2020	12/31/2019
Accrued income tax payable	$64	$69
Deferred income tax liabilities	189	67
Contract liabilities	30	33
Other non-current liabilities	67	41
Other liabilities	$350	$210

(a)

As of September 30, 2020, the Company had $59 million invested in long-term time deposits, bearing a fixed interest rate with original maturity of three years. The asset is restricted for use in order to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements.

Reconciliation of Cash, Cash equivalents, and Restricted Cash for Condensed Consolidated Statements of Cash Flows

	9/30/2020	12/31/2019
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$1,782	$1,046
Restricted cash included in Other assets(b)	—	9
Cash, Cash Equivalents and Restricted Cash as presented in Condensed Consolidated Statements of Cash Flows	$1,782	$1,055

(b)

As of December 31, 2019, the $9 million of restricted cash represents amounts deposited into an escrow account pursuant to a definitive agreement entered into in August 2019 to acquire a controlling interest in the Huang Ji Huang group. The Huang Ji Huang acquisition was completed on April 8, 2020.

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2019
Goodwill, gross	$645	$235	$19	$391
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	254	235	19	—
Goodwill acquired(b)	524	465	—	59
Effect of currency translation adjustment	22	19	—	3
Balance as of September 30, 2020
Goodwill, gross	1,191	719	19	453
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$800	$719	$19	$62

(a)	Accumulated impairment losses represent goodwill impairment attributable to the Little Sheep and Daojia reporting unit.

(b)	Goodwill acquired resulted from the acquisition of Suzhou KFC and the Huang Ji Huang group (Note 1).

Intangible assets, net as of September 30, 2020 and December 31, 2019 are as follows:

	9/30/2020				12/31/2019
	Gross Carrying Amount(a)	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights (c)	$215	$(129)	$—	$86	$148	$(113)	$—	$35
Huang Ji Huang franchise related assets (d)	22	—	—	22	—	—	—	—
Daojia platform	16	(4)	(12)	—	16	(4)	(12)	—
Customer-related assets	12	(9)	(2)	1	12	(8)	(2)	2
Others	9	(4)	—	5	9	(4)	—	5
	$274	$(146)	$(14)	$114	$185	$(129)	$(14)	$42
Indefinite-lived intangible assets
Little Sheep trademark	$53	$—	$—	$53	$52	$—	$—	$52
Huang Ji Huang trademark (d)	79	—	—	79	—	—	—	—
	$132	$—	$—	$132	$52	$—	$—	$52

Total intangible assets	$406	$(146)	$(14)	$246	$237	$(129)	$(14)	$94

(a)	Changes in gross carrying amount include effect of currency translation adjustment.

(b)	Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.
(c)	Increase in gross carrying amount of reacquired franchise rights during the quarter ended September 30, 2020 primarily resulted from the acquisition of Suzhou KFC (Note 6).
(d)	Increase in gross carrying amount of finite-lived and indefinite-lived intangible assets primarily resulted from the acquisition of the Huang Ji Huang group (Note 1).

Amortization expense of finite-lived intangible assets was $8 million and $3 million for the quarters ended September 30, 2020 and 2019, respectively, and $14 million and $13 million for the years to date ended September 30, 2020 and 2019, respectively. As of September 30, 2020, expected amortization expense for the unamortized finite-lived intangible assets is approximately $10 million for the remainder of 2020, $39 million in 2021, $38 million in 2022, $5 million in 2023 and $2 million in 2024.

Note 10 – Leases

As of September 30, 2020, we operated over 7,900 Company-owned restaurants, leasing the underlying land and/or building. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	9/30/2020	12/31/2019	Account Classification
Assets
Operating lease right-of-use assets(a)	$2,034	$1,985	Operating lease right-of-use assets
Finance lease right-of-use assets	17	18	Property, plant and equipment, net
Total leased assets	$2,051	$2,003

Liabilities
Current
Operating lease liabilities(a)	$435	$382	Accounts payable and other current liabilities
Finance lease liabilities	2	2	Accounts payable and other current liabilities
Non-current
Operating lease liabilities(a)	1,797	1,803	Non-current operating lease liabilities
Finance lease liabilities	25	26	Non-current finance lease liabilities
Total lease liabilities	$2,259	$2,213

(a)	Increase in balances of operating lease right-of-use assets and liabilities mainly resulted from the acquisition of Suzhou KFC.

Summary of Lease Cost	Quarter Ended		Year to Date Ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019	Account Classification

Operating lease cost	$124	$117	$365	$351	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	—	—	1	1	Occupancy and other operating expenses
Interest on lease liabilities	—	—	1	1	Interest expense, net
Variable lease cost (b)	84	94	188	265	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	3	3	8	8	Occupancy and other operating expenses or G&A expenses
Sub-lease income	(6)	(7)	(18)	(21)	Franchise fees and income or Other revenues
Total lease cost	$205	$207	$545	$605

(b)

The Company was granted $6 million and $31 million in lease concessions from landlords related to the effects of the COVID-19 pandemic for the quarter and year to date ended September 30, 2020, respectively. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff Q&A document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted.

Supplemental Cash Flow Information	Year to Date Ended
	9/30/2020	9/30/2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	353	361
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for new lease liabilities(c):
Operating leases	193	217
Finance leases	—	—

(c)

This supplemental non-cash disclosure for right-of-use (“ROU”) assets obtained in exchange for new lease liabilities also includes non-cash transactions resulting in adjustments to the lease liability or ROU asset due to modification or other reassessment events.

Lease Term and Discount Rate	9/30/2020	9/30/2019
Weighted-average remaining lease term (years)
Operating leases	6.9	7.1
Finance leases	10.9	12.0

Weighted-average discount rate
Operating leases	5.9%	6.1%
Finance leases	5.8%	5.8%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of September 30, 2020 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2020	$174	$1	$175
2021	500	4	504
2022	437	4	441
2023	370	3	373
2024	305	3	308
Thereafter	939	21	960
Total lease payment	2,725	36	2,761
Less: imputed undiscounted interest(d)	493	9	502
Present value of lease liabilities	$2,232	$27	$2,259

(d)

As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of September 30, 2020, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $154 million. These leases will commence between the fourth quarter of 2020 and 2023 with lease terms of 1 year to 20 years.

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

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term time deposits and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred during the quarters ended September 30, 2020 and 2019.

		Fair Value Measurement or Disclosure at September 30, 2020
	Balance at September 30, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$1,265		$1,265
Money market funds	41	41
Fixed income debt securities(a)	44	44
Total cash equivalents	1,350	85	1,265	—
Short-term investments:
Time deposits	2,404		2,404
Variable return investments	20	20
Total short-term investments	2,424	20	2,404	—
Other assets:
Investment in equity securities	131	131
Long-term time deposits	59		59
Total	$3,964	$236	$3,728	$—

(a)	Classified as held-to-maturity investments and measured at amortized cost.

		Fair Value Measurement or Disclosure at December 31, 2019
	Balance at December 31, 2019	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$407		$407
Money market funds	331	331
Total cash equivalents	738	331	407	—
Short-term investments:
Time deposits	611		611
Total short-term investments	611	—	611	—
Other assets:
Investment in equity securities	110	110
Total	$1,459	$441	$1,018	$—

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

As of September 30, 2020, the fair value of restaurant-level assets, if determined to be impaired, are primarily represented by the price market participant would pay to sub-lease the operating lease ROU assets and acquire remaining restaurants assets, which reflects the highest and best use of the assets. Significant unobservable inputs used in the fair value measurement include market rental prices, which were determined with the assistance of an independent valuation specialist. The direct comparison approach is used as the valuation technique by assuming sub-lease of each of these properties in its existing state with vacant possession. By making reference to lease transactions as available in the relevant market, comparable properties in close proximity have been selected and adjustments have been made to account for the difference in factors such as location and property size.

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the quarters ended September 30, 2020 and 2019. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective period-end dates.

	Quarter Ended		Year to Date Ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019	Account Classification
Restaurant-level impairment(a)	$—	$—	$30	$19	Closure and impairment expenses, net
ROU impairment prior to the adoption of ASC 842(b)	—	—	—	82	Retained Earnings
Total	$—	$—	$30	$101

(a)

Restaurant-level impairment charges are recorded in Closure and impairment expenses, net and resulted from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. We performed an additional impairment evaluation in the first quarter of 2020, considering the adverse effects of the COVID-19 pandemic as an impairment indicator. A trend of continuing operating losses for certain restaurants due to the COVID-19 pandemic resulted in higher impairment during the second quarter of 2020. We also performed an additional impairment evaluation upon adoption of ASC 842 in the first quarter of 2019. The remaining net book value of assets at fair value as of each relevant measurement date, after considering the impairment charge recorded during the years to date ended September 30, 2020 and 2019 was $76 million and $20 million, respectively.

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

Note 12 – Income Taxes

	Quarter Ended		Year to Date Ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Income tax provision	$155	$87	$232	$226
Effective tax rate	25.6%	26.9%	26.3%	25.8%

The lower effective tax rate for the quarter ended September 30, 2020 was primarily due to lower estimated repatriation of earnings outside of China subject to foreign withholding tax. The higher effective tax rate for the year to date ended September 30, 2020 was primarily due to the U.S. tax related to the gain recognized on our investment in equity securities of Meituan during the year to date ended September 30, 2020 and prior years, offset by lower estimated repatriation of earnings outside of China subject to foreign withholding tax. See Note 6 for additional information.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the quarter and year to date ended September 30, 2020, the CARES Act had no material tax impact on our Condensed Consolidated Financial Statements. We continue to monitor additional guidance issued by the U.S. Treasury Department, the IRS and others.

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

Note 13 –Segment Reporting

We have two reportable segments: KFC and Pizza Hut. Our remaining non-reportable operating segments, including the operations of Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell, Lavazza, Daojia and our e-commerce business, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in aggregate.

	Quarter Ended 9/30/2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,646	$511	$51	$140	2,348	$—	$2,348
Inter-segment revenue	—	—	7	12	19	(19)	—
Total	$1,646	$511	$58	$152	$2,367	$(19)	$2,348

	Quarter Ended 9/30/2019
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,597	$542	$32	$148	2,319	$—	$2,319
Inter-segment revenue	1	—	8	—	9	(9)	—
Total	$1,598	$542	$40	$148	$2,328	$(9)	$2,319

	Year to Date Ended 9/30/2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$4,222	$1,259	$112	$411	6,004	$—	$6,004
Inter-segment revenue	—	—	24	12	36	(36)	—
Total	$4,222	$1,259	$136	$423	$6,040	$(36)	$6,004

	Year to Date Ended 9/30/2019
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$4,647	$1,595	$77	$428	6,747	$—	$6,747
Inter-segment revenue	1	—	27	—	28	(28)	—
Total	$4,648	$1,595	$104	$428	$6,775	$(28)	$6,747

	Quarter Ended		Year to Date Ended
Operating Profit (Loss)	9/30/2020	9/30/2019	9/30/2020	9/30/2019
KFC(b)	$286	$295	$598	$788
Pizza Hut	61	38	48	117
All Other Segments	2	(2)	(10)	(12)
Unallocated revenues from transactions with franchisees and unconsolidated affiliates(c)	138	147	407	425
Unallocated Other revenues	14	1	16	3
Unallocated expenses from transactions with franchisees and unconsolidated affiliates(c)	(137)	(145)	(407)	(421)
Unallocated Other operating costs and expenses	(13)	(1)	(15)	(3)
Unallocated and corporate G&A expenses	(42)	(34)	(100)	(92)
Unallocated Other income(d)	247	1	244	2
Operating Profit	$556	$300	$781	$807
Interest income, net(a)	11	10	28	29
Investment gain(a)	38	12	75	39
Income Before Income Taxes	$605	$322	$884	$875

	Quarter Ended		Year to Date Ended
Impairment Charges	9/30/2020	9/30/2019	9/30/2020	9/30/2019
KFC(e)	$1	$1	$17	$13
Pizza Hut(e)	1	1	18	12
All Other Segments(e)	1	—	4	2
	$3	$2	$39	$27

	Total Assets
	9/30/2020	12/31/2019
KFC(f)	$3,844	$3,160
Pizza Hut	870	950
All Other Segments	373	166
Corporate and Unallocated(g)	5,299	2,674
	$10,386	$6,950

(a)	Amounts have not been allocated to any segment for performance reporting purposes.
(b)

Includes equity income from investments in unconsolidated affiliates of $17 million $19 million for the quarters ended September 30, 2020 and 2019, and $51 million and $56 million for the years to date ended September 30, 2020 and 2019, respectively.

(c)

Primarily includes revenues and associated expenses of transactions with franchisee and unconsolidated affiliates derived from the Company’s central procurement model whereby the Company centrally purchases substantially all food and paper products from suppliers and then sells and delivers to KFC and Pizza Hut restaurants, including franchisees and unconsolidated affiliates. Amounts have not been allocated to any segment for purposes of making operating decisions or assessing financial performance as the transactions are deemed corporate revenues and expenses in nature.

(d)

Amounts mainly include a gain from the re-measurement of our previously held equity interest in connection with the acquisition of Suzhou KFC. As the re-measurement at fair value resulted from the acquisition, it was not allocated to any segment for performance reporting purposes. See Note 6.

(e)

Primarily includes store closure impairment charges, restaurant-level impairment charges resulting from our semi-annual impairment evaluation as well as our additional impairment evaluation performed in the first quarter of 2020 in response to adverse impact from the COVID-19 pandemic, and additional impairment evaluation performed in the first quarter of 2019 as a result of adopting ASC 842. See Note 11.

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

Guarantees for Franchisees and Unconsolidated Affiliates

From time to time we have guaranteed certain lines of credit and loans of franchisees and unconsolidated affiliates. As of September 30, 2020, guarantees on behalf of franchisees were immaterial and no guarantees were outstanding for unconsolidated affiliates.

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

Note 15 – Subsequent Events

On October 28, 2020, the Company announced that the Board of Directors declared a cash dividend of $0.12 per share on Yum China's common stock, payable as of the close of business on December 16, 2020, to stockholders of record as of the close of business on November 25, 2020. Total estimated cash dividend payable is approximately $50 million.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of system sales, with 10,150 restaurants covering over 1,400 cities primarily in China as of September 30, 2020. Our growing restaurant base consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell and Lavazza. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Taiwan and Macau (the “PRC” or “China”), and own the intellectual property of the Little Sheep, Huang Ji Huang, COFFii & JOY and East Dawning concepts outright. We also partnered with Lavazza Group, the world renowned family-owned Italian coffee company, and established a joint venture, to explore and develop the Lavazza coffee shop concept in China. KFC was the first major global restaurant brand to enter China as early as 1987. With more than 30 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of system sales. We believe that there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of September 30, 2020, KFC operated over 6,900 restaurants in over 1,400 cities across China. During the quarter ended September 30, 2020, the Company completed the acquisition of an additional 25% interest in an unconsolidated affiliate that operates KFC stores in and around Suzhou, China (“Suzhou KFC”), increasing our equity interest to 72% and allowing the Company to consolidate the entity.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of September 30, 2020, Pizza Hut operated over 2,200 restaurants in over 500 cities.

The Company’s common stock is listed on the NYSE under the symbol “YUMC”. On September 10, 2020, the Company completed its secondary listing on the Main Board of the HKEX under the stock code “9987”, in connection with a global offering of 41,910,700 shares of its common stock. Net proceeds raised by the Company from the global offering after deducting underwriting fees and the offering expenses amounted to US$2.2 billion.

Overview

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including metrics that management uses to assess the Company’s performance. Throughout this MD&A, we discuss the following performance metrics:

•

We provide certain percentage changes excluding the impact of foreign currency translation (“F/X”). These amounts are derived by translating current year results at prior year average exchange rates. We believe the elimination of the F/X impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

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

•

Company sales represent revenues from Company-owned restaurants. Company Restaurant profit (“Restaurant profit”) is defined as Company sales less expenses incurred directly by our Company-owned restaurants in generating Company sales. Company restaurant margin percentage is defined as Restaurant profit divided by Company sales. Within the Company sales and Restaurant profit analysis, Store Portfolio Actions represent the net impact of new-unit openings, acquisitions, refranchising and store closures, and Other primarily represents the impact of same-store sales as well as the impact of changes in restaurant operating costs such as inflation/deflation.

All Note references in this MD&A refer to the Notes to the Condensed Consolidated Financial Statements. Tabular amounts are displayed in millions of U.S. dollars except percentages and per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding. References to quarters are references to the Company’s fiscal quarters.

Quarters and Years to Date Ended September 30, 2020 and 2019

Results of Operations

Summary

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell, Lavazza, Daojia and our e-commerce business, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Additional details on our reportable operating segments are included in Note 13.

Quarterly highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	(1)	(6)	+10	(3)	(5)
Pizza Hut	(6)	(7)	+1	+62	+59
All Other Segments(b)	NM	(16)	NM	NM	NM
Total	+1	(6)	+14	+86	+83

Year to date highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	(7)	(9)	+10	(24)	(23)
Pizza Hut	(19)	(16)	+1	(58)	(58)
All Other Segments(b)	NM	(24)	NM	+17	+15
Total	(8)	(11)	+14	(3)	(2)

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

As of September 30, 2020, the Company operated 10,150 units, predominately KFC and Pizza Hut restaurants, which are the leading and largest QSR and CDR brands, respectively, in mainland China in terms of system sales. We believe that there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

Starting in late January 2020, the COVID-19 pandemic has significantly impacted the Company’s operations. The first three weeks of January were strong, but then the pandemic led to subsequent same-store sales declines of 40-50% compared to the comparable Chinese New Year holiday period in 2019. Approximately 35% of stores were closed by mid-February at the peak of the outbreak, with significant regional differences. For restaurants that remained open, same-store sales declined due to shortened operating hours and reduced traffic, with a significant portion of stores providing only delivery and takeaway services. As the first quarter progressed, sales performance recovered gradually, with same-store sales down approximately 20% in late March. Operating results improved sequentially in the second and third quarter of 2020, although sales continued to be impacted by reduced traffic at transportation and tourist locations, delayed and shortened school holidays and the other lingering effects of the COVID-19 pandemic.

As compared to the third quarter of 2019, Company sales in the third quarter of 2020 increased 1%, or remained flat excluding the impact of F/X. Company sales for the year to date ended September 30, 2020 decreased 12%, or 11% excluding the impact of F/X. Company sales for the quarter, excluding the impact of F/X, were affected by same-store sales decline due to the impact of the COVID-19 pandemic, partially offset by net unit growth including the acquisition of Suzhou KFC. The year to date decrease in Company sales, excluding the impact of F/X, were driven by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic, partially offset by net unit growth including the acquisition of Suzhou KFC.

The increase in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by a non-cash gain recognized from the re-measurement of our previously held equity interest in Suzhou KFC at fair value upon acquisition, labor efficiency, utilities savings and lease concessions, partially offset by same-store sales decline due to the impact of the COVID-19 pandemic, promotion costs and wage inflation.

The year to date decrease in Operating profit, excluding the impact of F/X, was primarily driven by same-store sales decline, temporary store closures, wage inflation and higher store impairment charges, partially offset by a non-cash gain recognized from the re-measurement of our previously held equity interest in Suzhou KFC at fair value upon acquisition, labor efficiency, one-time reductions in social security contributions, lease concessions and utilities savings.

The Consolidated Results of Operations for the quarters and years to date ended September 30, 2020 and 2019 are presented below:

	Quarter Ended		% B/(W) (a)				Year to Date Ended		% B/(W) (a)
	9/30/2020	9/30/2019	Reported		Ex F/X		9/30/2020	9/30/2019	Reported		Ex F/X
Company sales	$2,118	$2,097	1		—		$5,358	$6,112	(12)		(11)
Franchise fees and income	40	38	4		3		112	113	(1)		—
Revenues from transactions with franchisees and unconsolidated affiliates	170	172	(1)		(2)		488	496	(2)		—
Other revenues	20	12	64		57		46	26	76		77
Total revenues	$2,348	$2,319	1		—		$6,004	$6,747	(11)		(9)
Restaurant profit	$394	$372	6		4		$790	$1,041	(24)		(23)
Restaurant Margin %	18.6%	17.7%	0.9	ppts.	0.9	ppts.	14.7%	17.0%	(2.3)	ppts.	(2.3)	ppts.
Operating Profit	$556	$300	86		83		$781	$807	(3)		(2)
Interest income, net	11	10	(1)		(2)		28	29	(5)		(4)
Investment gain	38	12	NM		NM		75	39	93		93

Income tax provision	(155)	(87)	(79)		(76)		(232)	(226)	(3)		(3)
Net Income - including noncontrolling interests	450	235	91		88		652	649	—		2
Net Income - noncontrolling interests	11	12	7		8		19	26	27		26
Net Income - Yum China Holdings, Inc.	$439	$223	96		93		$633	$623	2		3
Diluted Earnings Per Common Share	$1.10	$0.58	90		86		$1.62	$1.60	1		3
Effective tax rate	25.6%	26.9%					26.3%	25.8%
Supplementary information - Non-GAAP Measures(a)
Adjusted Operating Profit	$320	$300					$550	$807
Adjusted Net Income - Yum China Holdings, Inc.	$263	$223					$462	$631
Adjusted Diluted Earnings Per Common Share	$0.66	$0.58					$1.18	$1.62
Adjusted Effective Tax Rate	25.7%	26.9%					26.4%	24.9%
Adjusted EBITDA	$436	$407					$916	$1,156

(a)	Represents the period-over-period change in percentage.

(b)	See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

	Quarter Ended		Year to Date Ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
System Sales Growth (Decline)	3%	5%	(9)%	3%
System Sales Growth (Decline), excluding F/X	1%	8%	(8)%	9%
Same-Store Sales (Decline) Growth	(6)%	2%	(11)%	4%

Unit Count	9/30/2020	9/30/2019	% Increase (Decrease)
Company-owned(a)	7,922	7,171	10
Unconsolidated affiliates(a)	666	863	(23)
Franchisees	1,562	883	77
	10,150	8,917	14

(a)	As a result of the acquisition of Suzhou KFC in the third quarter of 2020, the restaurant units of Suzhou KFC have been transferred from unconsolidated affiliates to Company-owned.

Non-GAAP Measures

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

The following table sets forth the reconciliations of the most directly comparable GAAP financial measures to the non-GAAP adjusted financial measures.

	Quarter Ended		Year to Date Ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Non-GAAP Reconciliations
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$556	$300	$781	$807
Special Items, Operating Profit(a)	236	—	231	—
Adjusted Operating Profit	$320	$300	$550	$807
Reconciliation of Net Income to Adjusted Net Income
Net Income - Yum China Holdings, Inc.	$439	$223	$633	$623
Special Items, Net Income - Yum China Holdings, Inc. (a)	176	—	171	(8)
Adjusted Net Income - Yum China Holdings, Inc.	$263	$223	$462	$631
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$1.13	$0.59	$1.67	$1.65
Special Items, Basic Earnings Per Common Share(a)	0.45	—	0.46	(0.02)
Adjusted Basic Earnings Per Common Share	$0.68	$0.59	$1.21	$1.67
Diluted Earnings Per Common Share	$1.10	$0.58	$1.62	$1.60
Special Items, Diluted Earnings Per Common Share(a)	0.44	—	0.44	(0.02)
Adjusted Diluted Earnings Per Common Share	$0.66	$0.58	$1.18	$1.62
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 12)	25.6%	26.9%	26.3%	25.8%
Impact on effective tax rate as a result of Special Items	(0.1)%	—%	(0.1)%	0.9%
Adjusted effective tax rate	25.7%	26.9%	26.4%	24.9%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter Ended		Year to Date Ended
Reconciliation of Net Income to Adjusted EBITDA	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Net Income — Yum China Holdings, Inc.	$439	$223	$633	$623
Net Income — noncontrolling interests	11	12	19	26
Income tax provision	155	87	232	226
Interest income, net	(11)	(10)	(28)	(29)
Investment gain	(38)	(12)	(75)	(39)
Operating Profit	556	300	781	807
Special Items, Operating Profit(a)	(236)	—	(231)	—
Adjusted Operating Profit	320	300	550	807
Depreciation and amortization	113	105	327	322
Store impairment charges	3	2	39	27
Adjusted EBITDA	$436	$407	$916	$1,156

(a)

Special Items for the quarter and year to date ended September 30, 2020 consist of the gain recognized from the re-measurement of our previously held equity interest in Suzhou KFC at fair value upon acquisition, share-based compensation cost recognized for a special award of performance stock units (“Partner PSU Awards”) granted to select employees and derecognition of indemnification assets related to Daojia. Special Items for the year to date ended September 30, 2019 represents the impact from the Tax Cuts and Jobs Act (the “Tax Act”).

Details of Special Items are presented below:

	Quarter Ended		Year to Date Ended
Detail of Special Items	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Gain from re-measurement of equity interest upon acquisition(1)	$239	$—	$239	$—
Share-based compensation expense for Partner PSU Awards(2)	(3)	—	(5)	—
Derecognition of indemnification assets related to Daojia(3)	—	—	(3)	—
Special Items, Operating Profit	236	—	231	—
Tax Expenses on Special Items(4)	(60)	—	(60)	—
Impact from the Tax Act(5)	—	—	—	(8)
Special items, net income – including noncontrolling interests	176	—	171	(8)
Special items, net income – noncontrolling interests	—	—	—	—
Special Items, Net income – Yum China Holdings, Inc.	$176	$—	$171	$(8)
Weighted-average diluted shares outstanding (in millions)	400	388	391	389
Special Items, Diluted Earnings Per Common Share	$0.44	$—	$0.44	$(0.02)

(1)

As a result of the acquisition of Suzhou KFC, the Company recognized a gain of $239 million from the re-measurement of our previously held 47% equity interest at fair value, which was not allocated to any segment for performance reporting purposes.

(2)

In February 2020, the Company granted Partner PSU Awards to select employees who were deemed critical to the Company’s execution of its strategic operating plan. These PSU awards will only vest if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares subject to the PSU awards. Partner PSU Awards were granted to address increased competition for executive talent, motivate transformational performance and encourage management retention. Given the unique nature of these grants, the Compensation Committee does not intend to grant similar, special grants during the performance period. The impact from these special awards is excluded from metrics that management uses to assess the Company’s performance. The Company recognized share-based compensation cost of $3 million and $5 million associated with the Partner PSU Awards for the quarter and year to date ended September 30, 2020, respectively.

(3)

In the quarter ended June 30, 2020, the Company derecognized a $3 million indemnification asset previously recorded for the Daojia acquisition as the indemnification right expired pursuant to the purchase agreement. The amount was included in Other income, net, but was not allocated to any segment for performance reporting purposes.

(4)	The tax expense was determined based upon the nature, as well as the jurisdiction, of each Special Item at the applicable tax rate.

(5)

We completed the evaluation of the impact on our transition tax computation based on the final regulations that were released by the U.S. Treasury Department and the U.S. Internal Revenue Service and became effective in the first quarter of 2019, and recorded an additional tax expense of $8 million for the transition tax accordingly.

The Company excludes impact from Special Items for the purpose of evaluating performance internally. Special Items are not included in any of our segment results. In addition, the Company provides Adjusted EBITDA because we believe that investors and analysts may find it useful in measuring operating performance without regard to items such as income tax, interest income, net, investment gain or loss, depreciation and amortization, store impairment charges, and Special Items. Store impairment charges included as an adjustment item in Adjusted EBITDA primarily resulted from our semi-annual impairment evaluation of long-lived assets of individual restaurants, and additional impairment evaluation whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If these restaurant-level assets were not impaired, depreciation of the assets would have been recorded and included in EBITDA. Therefore, store impairment charges were a non-cash item similar to depreciation and amortization of our long-lived assets of restaurants. The Company believes that investors and analyst may find it useful in measuring operating performance without regard to such non-cash item.

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

Segment Results

KFC

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2020	9/30/2019	Reported		Ex F/X		9/30/2020	9/30/2019	Reported		Ex F/X
Company sales	$1,597	$1,546	3		2		$4,077	$4,495	(9)		(8)
Franchise fees and income	32	35	(9)		(10)		97	104	(7)		(6)
Revenues from transactions with franchisees and unconsolidated affiliates	16	16	(4)		(5)		47	48	(2)		—
Other revenues	1	1	(27)		(29)		1	1	(17)		(15)
Total revenues	$1,646	$1,598	3		2		$4,222	$4,648	(9)		(8)

Restaurant profit	$310	$311	—		(2)		$659	$845	(22)		(21)
Restaurant margin %	19.4%	20.1%	(0.7)	ppts.	(0.7)	ppts.	16.2%	18.8%	(2.6)	ppts.	(2.6)	ppts.

G&A expenses	$50	$50	1		3		$138	$148	7		5
Franchise expenses	$16	$18	9		10		$48	$53	10		8
Expenses for transactions with franchisees and unconsolidated affiliates	$16	$16	4		6		$47	$48	2		—
Closures and impairment expenses, net	$1	$—	NM		NM		$12	$7	(79)		(88)
Other income, net	$(10)	$(16)	(37)		(38)		$(39)	$(46)	(14)		(12)
Operating Profit	$286	$295	(3)		(5)		$598	$788	(24)		(23)

	Quarter Ended		Year to Date Ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
System Sales Growth (Decline)	1%	6%	(9)%	5%
System Sales (Decline) Growth, excluding F/X	(1)%	10%	(7)%	11%
Same-Store Sales (Decline) Growth	(6)%	3%	(9)%	4%

Unit Count	9/30/2020	9/30/2019	% Increase (Decrease)
Company-owned(a)	5,672	4,925	15
Unconsolidated affiliates(a)	663	863	(23)
Franchisees	590	536	10
	6,925	6,324	10

(a)	As a result of the acquisition of Suzhou KFC in the third quarter of 2020, the restaurant units of Suzhou KFC have been transferred from unconsolidated affiliates to Company-owned.

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	9/30/2019	Store Portfolio Actions	Other	F/X	9/30/2020
Company sales	$1,546	$136	$(103)	$18	$1,597
Cost of sales	(477)	(46)	25	(6)	(504)
Cost of labor	(311)	(30)	15	(4)	(330)
Occupancy and other operating expenses	(447)	(40)	39	(5)	(453)
Restaurant profit	$311	$20	$(24)	$3	$310

	Year to Date Ended
Income (Expense)	9/30/2019	Store Portfolio Actions	Other	F/X	9/30/2020
Company sales	$4,495	$83	$(429)	$(72)	$4,077
Cost of sales	(1,403)	(34)	99	23	(1,315)
Cost of labor	(942)	(45)	83	16	(888)
Occupancy and other operating expenses	(1,305)	(64)	132	22	(1,215)
Restaurant profit	$845	$(60)	$(115)	$(11)	$659

The increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by the net unit growth including the acquisition of Suzhou KFC, partially offset by the same-store sales decline due to the impact of the COVID-19 pandemic. The decrease in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by higher promotion costs and wage inflation of 3%, partially offset by the increase in Company sales, utility savings, labor efficiency and lease concessions.

The year to date decrease in Company sales and Restaurant profit, excluding the impact of F/X, was primarily driven by the same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic, higher promotion costs and wage inflation of 3%, partially offset by one-time reductions in social security contributions, lease concessions, utility savings and labor efficiency.

Franchise Fees and Income

The decrease in Franchise fees and income for the quarter, excluding the impact of F/X, was primarily driven by the acquisition of Suzhou KFC and same-store sales decline of restaurants operated by unconsolidated affiliates and franchisees due to the impact of the COVID-19 pandemic, partially offset by the net unit growth.

The year to date decrease in Franchise fees and income, excluding the impact of F/X, was primarily driven by same-store sales decline and temporary closure of restaurants operated by unconsolidated affiliates and franchisees due to the impact of the COVID-19 pandemic, and the acquisition of Suzhou KFC, partially offset by the net unit growth.

G&A Expenses

The decrease in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by a decrease in performance-based compensation, realignment of cost structure and higher government incentives received, partially offset by merit increases.

The year to date decrease in G&A expenses, excluding the impact of F/X, was primarily driven by one-time reductions in social security contributions, a decrease in performance-based compensation, realignment of cost structure and higher government incentives received, partially offset by merit increases.

Operating Profit

The quarter and year to date decrease in Operating profit, excluding the impact of F/X, was primarily driven by the decrease in Restaurant profit and lower equity income due to the acquisition of Suzhou KFC, partially offset by lower G&A expenses.

Pizza Hut

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2020	9/30/2019	Reported		Ex F/X		9/30/2020	9/30/2019	Reported		Ex F/X
Company sales	$508	$540	(6)		(7)		$1,252	$1,588	(21)		(20)
Franchise fees and income	2	1	18		16		4	3	16		17
Revenues from transactions with franchisees and unconsolidated affiliates	1	1	(4)		(6)		3	3	3		4
Other revenues	—	—	(56)		(58)		—	1	(37)		(36)
Total revenues	$511	$542	(6)		(7)		$1,259	$1,595	(21)		(20)

Restaurant profit	$84	$62	37		35		$132	$197	(33)		(31)
Restaurant margin %	16.7%	11.4%	5.3	ppts.	5.3	ppts.	10.6%	12.4%	(1.8)	ppts.	(1.8)	ppts.

G&A expenses	$24	$25	5		6		$71	$76	7		5
Franchise expenses	$1	$1	(16)		(15)		$2	$2	(7)		(9)
Expenses for transactions with franchisees and unconsolidated affiliates	$1	$1	(3)		(1)		$3	$3	(13)		(15)
Closures and impairment expenses, net	$—	$(1)	NM		NM		$15	$5	NM		NM
Operating Profit	$61	$38	62		59		$48	$117	(58)		(58)

	Quarter Ended		Year to Date Ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
System Sales Decline	(5)%	—%	(20)%	(2)%
System Sales (Decline) Growth, excluding F/X	(6)%	3%	(19)%	3%
Same-Store Sales (Decline) Growth	(7)%	1%	(16)%	1%

Unit Count	9/30/2020	9/30/2019	% Increase (Decrease)
Company-owned	2,155	2,165	—
Franchisees	122	90	36
	2,277	2,255	1

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	9/30/2019	Store Portfolio Actions	Other	F/X	9/30/2020
Company sales	$540	$(4)	$(34)	$6	$508
Cost of sales	(170)	2	18	(2)	(152)
Cost of labor	(140)	2	15	(1)	(124)
Occupancy and other operating expenses	(168)	2	20	(2)	(148)
Restaurant profit	$62	$2	$19	$1	$84

	Year to Date Ended
Income (Expense)	9/30/2019	Store Portfolio Actions	Other	F/X	9/30/2020
Company sales	$1,588	$(79)	$(234)	$(23)	$1,252
Cost of sales	(484)	24	65	7	(388)
Cost of labor	(420)	16	59	6	(339)
Occupancy and other operating expenses	(487)	16	71	7	(393)
Restaurant profit	$197	$(23)	$(39)	$(3)	$132

The decrease in Company sales for the quarter, excluding the impact of F/X, was primarily driven by same store sales decline, partially offset by the net unit growth. The increase in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by labor efficiency, lower promotion costs, and savings in utilities and other restaurant operating costs including lease concessions, partially offset by the decrease of Company sales, and commodity inflation and wage inflation of 2% each.

The year to date decrease in Company sales and Restaurant profit, excluding the impact of F/X, was primarily driven by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic, and commodity and wage inflation of 3% each, partially offset by labor efficiency, one-time reductions in social security contributions, and savings in utilities and other restaurant operating costs including lease concessions.

G&A Expenses

The decrease in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by the realignment of cost structure and lower performance-based compensation.

The year to date decrease in G&A expenses, excluding the impact of F/X, was primarily driven by one-time reductions in social security contributions and the realignment of cost structure.

Operating Profit

The increase in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit and lower G&A expenses.

The year to date decrease in Operating profit, excluding the impact of F/X, was primarily driven by the decrease in Restaurant profit mainly due to the impact of the COVID-19 pandemic and higher store impairment charges, partially offset by lower G&A expenses.

All Other Segments

All Other Segments reflects the results of Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell, Lavazza, Daojia and our e-commerce business.

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2020	9/30/2019	Reported		Ex F/X		9/30/2020	9/30/2019	Reported		Ex F/X
Company sales	$13	$11	16		14		$29	$29	(2)		—
Franchise fees and income	6	2	NM		NM		11	6	NM		NM
Revenues from transactions with franchisees and unconsolidated affiliates	15	8	NM		NM		31	20	59		61
Other revenues	24	19	23		19		65	49	31		33
Total revenues	$58	$40	49		46		$136	$104	31		33

Restaurant loss	$—	$(1)	66		64		$(3)	$(2)	(25)		(28)
Restaurant margin %	(1.9)%	(6.6)%	4.7	ppts.	4.7	ppts.	(9.4)%	(7.4)%	(2.0)	ppts.	(2.0)	ppts.

G&A expenses	$11	$8	(33)		(32)		$30	$24	(24)		(26)
Expenses for transactions with franchisees and unconsolidated affiliates	$10	$5	(97)		(95)		$23	$16	(41)		(44)
Other operating costs and expenses	$21	$17	(24)		(19)		$57	$43	(34)		(36)
Closures and impairment expenses, net	$—	$—	NM		NM		$3	$2	(75)		(81)
Operating Profit (Loss)	$2	$(2)	NM		NM		$(10)	$(12)	17		15

	Quarter Ended		Year to Date Ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Same-Store Sales Decline	(16)%	(10)%	(24)%	(11)%

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

Operating Profit (Loss)

The increase in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by operating profit generated by Huang Ji Huang.

The year to date decrease in Operating loss, excluding the impact of F/X, was primarily driven by the consolidation of operating profit generated by Huang Ji Huang, partially offset by higher store impairment charges.

Corporate and Unallocated

	Quarter Ended				Year to Date Ended
			% B/(W)				% B/(W)
	9/30/2020	9/30/2019	Reported	Ex F/X	9/30/2020	9/30/2019	Reported	Ex F/X
Revenues from transactions with franchisees and unconsolidated affiliates	$138	$147	(6)	(7)	407	425	(4)	(3)
Other revenue	14	1	NM	NM	16	3	NM	NM
Expenses for transactions with franchisees and unconsolidated affiliates	137	145	5	7	407	421	3	2
Other operating costs and expenses	13	1	NM	NM	15	3	NM	NM
Corporate G&A expenses	42	34	(23)	(22)	100	92	(8)	(9)
Other unallocated income	247	1	NM	NM	244	2	NM	NM
Interest income, net	11	10	(1)	(2)	28	29	(5)	(4)
Investment gain	38	12	NM	NM	75	39	93	93
Income tax provision (See Note 12)	(155)	(87)	(79)	(76)	(232)	(226)	(3)	(3)
Effective tax rate (See Note 12)	25.6%	26.9%	1.3%	1.3%	26.3%	25.8%	(0.5)%	(0.5)%

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

Revenues from transactions with franchisees and unconsolidated affiliates primarily include revenues derived from the Company’s central procurement model whereby food and paper products are centrally purchased and then mainly sold to KFC and Pizza Hut franchisees and unconsolidated affiliates. The quarter and year to date decrease excluding the impact of F/X, was mainly due to the acquisition of Suzhou KFC.

G&A Expenses

The increase in Corporate G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by lapping of prior year government incentives received and merit increases, partially offset by lower performance-based compensation.

The year to date increase in Corporate G&A expenses, excluding the impact of F/X, was primarily driven by the lapping of prior year government incentives received and merit increases, partially offset by lower performance-based compensation, the realignment of cost structure and one-time reductions in social security contributions.

Other Unallocated Income

The quarter and year to date Other unallocated income mainly included a gain recorded in the third quarter of 2020 from the re-measurement of our previously held equity interest in connection with the acquisition of Suzhou KFC recorded in the third quarter of 2020. See Note 6 for additional information.

Investment Gain

The Investment gain relates to our investment in equity securities of Meituan Dianping (“Meituan”). See Note 6 for additional information.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%, withholding tax on repatriation of earnings outside of China and U.S. corporate income tax, if any. The lower effective tax rate for the quarter ended September 30, 2020 was primarily due to lower estimated repatriation of earnings outside of China subject to foreign withholding tax. The higher effective tax rate for the year to date ended September 30, 2020 was primarily due to the U.S. tax related to the gain recognized on our investment in equity securities of Meituan during the year to date ended September 30, 2020 and prior years, offset by lower estimated repatriation of earnings outside of China subject to foreign withholding tax. See Note 6 for additional information.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Impact of COVID-19 Pandemic

Starting in late January 2020, the COVID-19 pandemic has significantly impacted the Company’s operations. The pace of recovery is uneven with recent sales and traffic still below pre-outbreak levels as people continue to avoid going out and practice social distancing. Operating results improved sequentially in the second and third quarters of 2020, although sales continued to be impacted by reduced traffic at transportation and tourist locations, delayed and shortened school holidays and the other lingering effects of the COVID-19 pandemic. These factors are expected to continue to impact operations in the fourth quarter of 2020.

Management cannot ascertain the extent to which our operations will continue to be impacted by the COVID-19 pandemic, which depends largely on future developments that are highly uncertain and cannot be accurately predicted, including the possible reemergence and further spread of COVID-19 and the actions by government authorities to contain or treat its impact, the economic recovery within China and globally, the impact on consumer behavior and other related factors. The Company expects that further developments related to the COVID-19 pandemic may continue to have a material and extended adverse impact on the Company’s results of operations, as well as the Company’s cash flows and financial condition. For further information on the risks associated with the COVID-19 pandemic, see “Item 1A. Risk Factors.”

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

As of September 30, 2020, an input VAT credit asset of $252 million and payable of $7 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against VAT payables more than one year from September 30, 2020. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the Company expected to use the credit within one year.

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

Consolidated Cash Flows

Our cash flows for the years to date ended September 30, 2020 and 2019 were as follows:

Net cash provided by operating activities was $899 million in 2020 as compared to $1,045 million in 2019. The decrease was primarily driven by the decrease in net income, excluding a non-cash gain of $239 million recognized from the re-measurement of our previously held equity interest in Suzhou KFC at fair value upon acquisition, along with the working capital changes.

Net cash used in investing activities was $2,333 million in 2020 as compared to $553 million in 2019. The increase is mainly due to the net impact on cash flow resulting from purchases and maturities of short-term investments and long-term time deposits, and cash consideration paid for the acquisition of Huang Ji Huang and Suzhou KFC, partially offset by cash proceeds from the partial disposal of our investment in equity securities of Meituan.

Net cash provided by financing activities was $2,144 million in 2020 as compared to net cash used in financing activities of $368 million in 2019. The change was primarily attributable to the proceeds of $2.2 billion (net of issuance costs paid) raised from issuance of common stock in connection with our global offering and secondary listing on the Main Board of HKEX, a decrease in the number of shares repurchased due to the suspension of our share repurchase program and a decrease in the amount of dividends paid due to the temporary suspension of dividends through the end of the third quarter of 2020.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores and from our franchise operations and dividend payments from our unconsolidated affiliates.

Our ability to fund our future operations and capital needs will depend on our ongoing ability to generate cash from operations. We believe our principal uses of cash in the future will be primarily to fund our operations and to make capital expenditures, distributions to our stockholders and share repurchases as well as any acquisition or investment we may make. As a result of the COVID-19 pandemic, we have taken, and continue to take, certain actions to provide additional liquidity and flexibility, which include suspending our share repurchase program and, through the end of the third quarter of 2020, dividends, partial disposal of our investment in Meituan equity securities, as well as increasing our credit facilities. Our global offering in September 2020 provided us with $2.2 billion in net proceeds. We believe that our future cash from operations, together with our funds on hand and access to capital markets, will provide adequate resources to fund these uses of cash and that our existing cash, net cash from operations and credit facilities will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months.

If our cash flows from operations are less than we require, we may need to access the capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future or at all will be impacted by many factors, including, but not limited to:

•	our financial performance;

•	our credit ratings;

•	the liquidity of the overall capital markets; and

•	the state of the Chinese, U.S. and global economies, as well as relations between the Chinese and U.S. governments.

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

Share Repurchases and Dividends

Our Board of Directors has authorized an aggregate of $1.4 billion for our share repurchase program. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the years to date ended September 30, 2020 and 2019, the Company repurchased $7 million or 0.2 million shares and $204 million or 4.9 million shares of common stock, respectively, under the repurchase program.

For the quarter ended September 30, 2019, the Company paid cash dividends of $45 million to stockholders through a quarterly dividend payment of $0.12 per share.

Due to the unprecedented effects of the COVID-19 pandemic and associated economic uncertainty, the Company suspended its share repurchases and, through the end of the third quarter of 2020, dividend payments.

On October 28, 2020, the Board of Directors declared a cash dividend of $0.12 per share, payable on December 16, 2020, to stockholders of record as of the close of business on November 25, 2020. The total estimated cash dividend payable is approximately $50 million.

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

Borrowing Capacity

As of September 30, 2020, the Company had credit facilities of RMB3,458 million (approximately $509 million), comprised of onshore credit facilities of RMB2,100 million (approximately $309 million) in aggregate and offshore credit facilities of $200 million in aggregate.

The credit facilities had remaining terms ranging from less than one year to three years as of September 30, 2020. Each credit facility bears interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC or London Interbank Offered Rate (“LIBOR”) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Some of the onshore credit facilities contain sublimits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of September 30, 2020, we had outstanding bank guarantees of RMB 104 million (approximately $15 million) mainly to secure our lease payment to landlords for certain Company-owned restaurants. The credit facilities were therefore reduced by the same amount, while there were no bank borrowings outstanding as of September 30, 2020.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features and eliminates some of the conditions for equity classification in ASC 815-40 for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and generally requires them to include the effect of share settlement for instruments that may be settled in cash or shares. ASU 2020-06 is effective for the Company from January 1, 2022, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs (“ASU 2020-08”), which clarifies that an entity should reevaluate for each reporting period whether a callable debt security is within the scope of certain guidance in ASC 310-20 that was issued in ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20):Premium Amortization on Purchased Callable Debt Securities. ASU 2020-08 is effective for the Company from January 1, 2021, and early adoption is not permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology. Forward-looking statements are based on our expectations, estimates, assumptions or projections concerning future results or events as of the date of the filing of this Form 10-Q. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those statements. We cannot assure you that any of our assumptions are correct or any of our expectations, estimates or projections will be achieved. Numerous factors could cause our actual results to differ materially from those expressed or implied by forward-looking statements, including, without limitation, the following:

•

Risks related to our business and industry, such as (a) food safety and foodborne illness concerns, (b) significant failure to maintain effective quality assurance systems for our restaurants, (c) significant liability claims, food contamination complaints from our customers or reports of incidents of food tampering, (d) health concerns arising from outbreaks of viruses or other illnesses, including the COVID-19 pandemic, (e) the fact that the operation of our restaurants is subject to the terms of the master license agreement with YUM, (f) the fact that our success is tied to the success of YUM’s brand strength, marketing campaigns and product innovation, (g) shortages or interruptions in the availability and delivery of food products and other supplies, (h) fluctuation of raw materials prices, (i) our inability to attain our target development goals, the potential cannibalization of existing sales by aggressive development and the possibility that new restaurants will not be profitable, (j) risks associated with leasing real estate, (k) inability to obtain desirable restaurant locations on commercially reasonable terms, (l) labor shortages or increases in labor costs, (m) the fact that our success depends substantially on our corporate reputation and on the value and perception of our brands, (n) the occurrence of security breaches and cyber-attacks, (o) failure to protect the integrity and security of our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf, (p) failures or interruptions of service or security breaches in our information technology systems, (q) the fact that our business depends on the performance of, and our long-term relationships with, third-party mobile payment processors, internet infrastructure operators, internet service providers and delivery aggregators, (r) failure to provide timely and reliable delivery services by our restaurants, (s) the fact that our growth strategy with respect to COFFii & JOY may not be successful, (t) challenges and risks related to our e-commerce business, (u) the anticipated benefits of the acquisition of Daojia and Huang Ji Huang may not be realized in a timely manner or at all, (v) the Chinese government may determine that the VIE structure of Daojia does not comply with Chinese laws on foreign investment in restricted industries, (w) our inability or failure to recognize, respond to and effectively manage the impact of social media, (x) litigation and failure to comply with anti-bribery or anti-corruption laws, (y) U.S. federal income taxes, changes in tax rates, disagreements with tax authorities and imposition of new taxes, (z) changes in consumer discretionary spending and general economic conditions, (aa) the fact that the restaurant industry in which we operate is highly competitive, (bb) loss or failure to obtain or renew any or all of the approvals, licenses and permits to operate our business, (cc) our inability to adequately protect the intellectual property we own or have the right to use, (dd) our licensor’s failure to protect its intellectual property, (ee) seasonality and certain major events in China, (ff) our failure to detect, deter and prevent all instances of fraud or other misconduct committed by our employees, customers or other third parties, (gg) changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters, (hh) failure of our insurance policies to provide adequate coverage for claims associated with our business operations, (ii) unforeseeable business interruptions, (jj) failure by us to maintain effective disclosure controls and procedures and internal control over financial reporting in accordance with the rules of the SEC, (kk) the fact that our success depends on the continuing efforts of our key management and experienced and capable personnel as well as our ability to recruit new talent, (ll) the fact that our investment in technology and innovation may not generate the expected level of returns, (mm) fair value changes for our investment in equity securities and short-term investments may adversely affect our financial condition and results of operations, (nn) the fact that our operating results may be adversely affected by our investment in unconsolidated affiliates, and (oo) the fact that our strategic investments or acquisitions may be unsuccessful;

•

Risks related to doing business in China, such as (a) changes in Chinese political policies and economic and social policies or conditions, (b) uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations, (c) changes in political, business, economic and trade relations between the United States and China, including the imposition of new or higher taxes on goods imported from the United States, (d) fluctuation in the value of the Chinese Renminbi, (e) limitations on our ability to utilize our cash balances effectively due to governmental control of currency conversion and payments of foreign currency and the Renminbi out of mainland China, (f) changes in laws and regulations of China or non-compliance with applicable laws and regulations, (g) reliance on dividends and other distributions on equity paid by our principal subsidiaries in China to fund offshore cash requirements, (h) potential unfavorable tax consequences resulting from our classification as a China resident enterprise for Chinese enterprise income tax purposes, (i) uncertainty regarding indirect transfers of equity interests in China resident enterprises and enhanced scrutiny by Chinese tax authorities, (j) difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China against us, (k) inability to use properties due to defects caused by non-registration of lease agreements related to certain properties, (l) risk in relation to unexpected land acquisitions, building closures or demolitions, (m) potential fines and other legal or administrative sanctions for failure to comply with Chinese regulations regarding our employee equity incentive plans and various employee benefit plans, (n) our audit reports are prepared by auditors who are not currently inspected by the Public Company Accounting Oversight Board and, as such, our stockholders are deprived of the benefits of such inspection, (o) proceedings instituted by the SEC against certain China-based accounting firms, including our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934, (p) restrictions on our ability to make loans or additional capital contributions to our Chinese subsidiaries due to Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental control of currency conversion and (q) difficulties in pursuing growth through acquisitions due to regulations regarding acquisitions;

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

In addition, other risks and uncertainties not presently known to us or that we currently believe to be immaterial could affect the accuracy of any such forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. You should consult our filings with the SEC (including the information set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and this Form 10-Q) for additional information regarding factors that could affect our financial and other results. You should not place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Form 10-Q. We are not undertaking to update any of these statements, except as required by law.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended September 30, 2020, the Company’s Operating profit would have decreased by approximately $52 million if the RMB weakened 10% relative to the US$. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

For example, the COVID-19 pandemic has adversely affected our results of operations, cash flows and financial condition for year to date ended September 30, 2020, and it is expected to have continuing adverse effects for full year 2020. At the peak of the COVID-19 outbreak in China, we closed approximately 35% of our restaurants. For restaurants that remained open, same-store sales declined due to shortened operating hours and reduced traffic, with a significant portion of stores providing only delivery and takeaway services. Operating results improved sequentially in the second and third quarters of 2020, although sales continued to be impacted by reduced traffic at transportation and tourist locations, delayed and shortened school holidays and the other lingering effects of the COVID-19 outbreak. It remains difficult to predict the full impact of the COVID-19 pandemic on the broader economy and how consumer behavior may change, and whether such change is temporary or permanent. Social distancing, telecommunicating and reductions in travel may become the new normal. These conditions could fundamentally impact the way we work and the services we provide, and could have continuing adverse effects on our results of operations, cash flows and financial condition beyond 2020. The extent to which our operations continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the possible reemergence and further spread of COVID-19 and the actions by the government authorities to contain the pandemic or treat its impact, among other things. Insurance may be unavailable to cover any losses we incur as a result of the pandemic. The COVID-19 pandemic also may have the effect of heightening other risks disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, such as, but not limited to, those related to supply chain management, labor shortage and cost, cybersecurity threats, as well as consumer perceptions of our brands.

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

The anticipated benefits of our acquisitions may not be realized in a timely manner or at all.

In May 2017, we acquired a controlling interest in Daojia with the expectation that the acquisition will further enhance our digital and delivery capabilities, and accelerate growth by building know-how and expertise in the expanding delivery market. In the fourth quarter of 2018, due to declining sales as a result of the intensified competition among delivery aggregators, we recorded an impairment charge of $12 million on intangible assets acquired from the Daojia business primarily attributable to the Daojia platform. In the fourth quarter of 2019, due to continuing declining sales and margin, we further wrote down Daojia reporting unit goodwill and intangible assets, and recorded an additional impairment charge of $11 million. As of September 30, 2020, the carrying amount of intangible assets and goodwill attributable to the Daojia reporting unit was zero. In April 2020, we completed the acquisition of a 93.3% interest in the Huang Ji Huang, a leading Chinese-style casual dining franchise business, for cash consideration of $185 million. As of September 30, 2020, the carrying amounts of intangible assets and goodwill attributable to Huang Ji Huang reporting unit was $101 million and $62 million respectively. With this acquisition, we aim to gain a stronger foothold and enhanced know-how in the Chinese dining space and create synergies. Achieving those anticipated benefits is subject to a number of uncertainties.

The operation of the acquired businesses could also involve further unanticipated costs and divert management’s attention away from day-to-day business concerns. We cannot assure you that we will be able to achieve the anticipated benefits of the acquisitions.

The restaurant industry in which we operate is highly competitive.

The restaurant industry in which we operate is highly competitive with respect to price and quality of food products, new product development, advertising levels and promotional initiatives, customer service, reputation, restaurant location, and attractiveness and maintenance of properties. We cannot assure you that we will continue to develop new products and maintain an attractive menu to suit changing customer tastes, nutritional trends and general customer demands in China. Our failure to anticipate, identify, interpret and react to these changes could lead to reduced guest traffic and demand for our restaurants. Even if we do correctly anticipate, identify, interpret and react to these changes, there can be no assurance that our restaurants are able to compete successfully with other restaurant outlets in new and existing markets. As a result, our business could be adversely affected. We also face growing competition as a result of convergence in grocery, convenience, deli and restaurant services, including the offering by the grocery industry of convenient meals, including pizzas and entrees with side dishes. Competition from food delivery aggregators, other food delivery services and shared kitchens in China has also increased in recent years, all of which offer a wide variety of cuisine types across different brands, particularly in urbanized areas. Certain restaurant brands have adopted different operating models, such as centralized kitchens, to improve operational and cost efficiencies. Increased competition could have an adverse effect on our sales, profitability or development plans, which could harm our results of operations and financial condition.

In addition, increased awareness about nutrition and healthy lifestyles may cause consumers to consume less fast food in favor of alternative foods. If we are unable to respond to such changes in consumer taste and preferences in a timely manner or at all, or if our competitors are able to address these concerns more effectively, our business, financial condition and results of operations may be materially and adversely affected.

Any inability to successfully compete with the other restaurants, food delivery aggregators, other food delivery services and shared kitchens in our markets may prevent us from increasing or sustaining our revenues and profitability and could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. We may also need to modify or refine elements of our restaurant system in order to compete with popular new restaurant styles or concepts, including delivery aggregators that develop from time to time. There can be no assurance that we will be successful in implementing any such modifications or that such modifications will not reduce our profitability.

We require various approvals, licenses and permits to operate our business and the loss of or failure to obtain or renew any or all of these approvals, licenses and permits could adversely affect our business and results of operations.

In accordance with the laws and regulations of China, we are required to maintain various approvals, licenses permits, registrations and filings in order to operate our restaurant business. Each of our restaurants in China is required to obtain (1) the relevant food business license; (2) the environmental protection assessment and inspection registration or approval; and (3) the fire safety inspection acceptance approval or other alternatives. Some of our restaurants which sell alcoholic beverages are required to make further registrations or obtain additional approvals. These licenses and registrations are achieved upon satisfactory compliance with, among other things, the applicable food safety, hygiene, environmental protection, fire safety and alcohol laws and regulations. Most of these licenses are subject to periodic examinations or verifications by relevant authorities and are valid only for a fixed period of time and subject to renewal and accreditation. We did not obtain these licenses or approvals for a limited number of our restaurants in a timely manner in the past and there is no assurance that we or our franchisees will be able to obtain or maintain any of these licenses.

The operation of our restaurants is subject to the terms of the master license agreement which, if terminated or limited, would materially adversely affect our business, results of operations and financial condition.

Under the master license agreement, we are required to meet a Sales Growth Metric, which is the average annual Gross Revenue (as defined in the master license agreement), for each of the KFC, Pizza Hut and Taco Bell brands for each rolling five (5) calendar year period throughout the term of the master license agreement (“Measurement Period”), beginning January 1, 2017, compared to the calendar year immediately preceding the corresponding Measurement Period (“Benchmark Year”). To illustrate, the first Measurement Period is January 1, 2017 through December 31, 2021 (corresponding to the first Benchmark Year of January 1, 2016 through December 31, 2016) and the second Measurement Period is January 1, 2018 through December 31, 2022 (corresponding to the second Benchmark Year of January 1, 2017 through December 31, 2017).

The requirement regarding the Sales Growth Metric will begin upon the end of the first Measurement Period on December 31, 2021. Within sixty days after the beginning of each calendar year following December 31, 2021, and during the term of the master license agreement, we are required to provide a written statement with the calculations of the Sales Growth Metric. If our calculations indicate that any of these restaurant brands failed to meet the Sales Growth Metric (an “SGM Breach”), there is a mechanism under the master license agreement for us to explain and remediate such breach in good faith. YUM has the right to terminate the master license agreement in the event of an SGM Breach. In the event that two consecutive SGM Breaches for KFC, Pizza Hut or Taco Bell, YUM shall be entitled to exercise its right to eliminate or modify the exclusivity of the license granted to us and conduct and further develop the relevant restaurant brand in our licensed territory or license one or more third parties to do so.

The master license agreement may also be terminated upon the occurrence of certain events, such as our insolvency or bankruptcy. We have not experienced any material breach of the master license agreement, and we actively monitor our compliance with the terms of the master license agreement on an on-going basis. Under the master license agreement, we will have the right to cure any breach of the agreement, except for the dissolution, liquidation, insolvency or bankruptcy of the Company or upon the occurrence of an unauthorized transfer or change of control or other breach that YUM determines will not or cannot be cured. Upon the occurrence of a non-curable breach, YUM will have the right to terminate the master license agreement (or our rights to a particular brand) on delivery of written notice. Upon the occurrence of a curable breach, YUM will provide a notice of breach that sets forth a cure period that is reasonably tailored to the applicable breach. If we do not cure the breach, YUM will have the right to terminate the master license agreement (or our rights to a particular brand). The master license agreement will also contemplate remedies other than termination that YUM may use as appropriate. These remedies include: actions for injunctive and/or declaratory relief (including specific performance) and/or damages; limitations on our future development rights or suspension of restaurant operations pending a cure; modification or elimination of our territorial exclusivity; and YUM’s right to repurchase from us the business operated under an affected brand at fair market value, less YUM’s damages. If the master license agreement were terminated, or any of our license rights were limited, our business, results of operations and financial condition would be materially adversely affected.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our results of operations, financial condition and certain financial ratios.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including revenue recognition, long-lived asset impairment, impairment of goodwill and other intangible assets, lease accounting, share-based compensation and recoverability of deferred tax assets are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition. New accounting guidance may require systems and other changes that could increase our operating costs and/or change our financial statements. For example, implementing the new lease standard issued by Financial Accounting Standards Board requires us to make significant changes to our lease management system and other accounting systems, and results in changes to our financial statements. The adoption of the new accounting standard for leases may result in a higher amount of impairment loss on newly recognized right of use assets and negatively impact our results of operations. Upon adoption of Accounting Standards Update (“ASU”) No. 2016-12, Leases (Topic 842) (“ASC 842”) on January 1, 2019, an impairment charge of $60 million (net of related impact on deferred taxes and noncontrolling interests) on right-of-use assets arising from existing operating leases as of January 1, 2019 was recorded as an adjustment to retained earnings, as the additional impairment charge would have been recorded before adoption had the operating lease right-of-use assets been recognized at the time of impairment. See Note 11 for details on the impairment charge recorded upon adoption of ASC 842 as well as subsequent impairment charges.

Fair value changes for our investment in equity securities and short-term investments may adversely affect our financial condition and results of operations.

We may invest in equity securities and short-term investments, such as time deposits, from time to time. In September 2018, we invested in the equity securities of Meituan, the fair value of which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our consolidated statements of income. We recorded related gains of $75 million and $39 million for the year to date ended September 30, 2020 and 2019, respectively. Our short-term investments as of September 30, 2020 and December 31, 2019 amounted to $2,424 million and $611 million, respectively. We cannot guarantee that our investment in equity securities will not experience fair value losses, which may adversely affect our period-to-period earnings, financial condition and results of operations. In addition, our short-term investments may earn yields lower than anticipated, and any failure to realize the benefits we expected from these investments may adversely affect our financial results.

Our operating results may be adversely affected by our investment in unconsolidated affiliates.

As of September 30, 2020, approximately 7% of our restaurants were unconsolidated affiliates. These unconsolidated affiliates are held by PRC joint venture entities partially owned by us, which helped KFC establish its initial presence in certain regions of China. We apply the equity method to account for the investments in unconsolidated affiliates over which we have significant influence but do not control. Our share of the earnings or losses of these unconsolidated affiliates are included in other income in our consolidated statements of income. Even if there is no cash flow from unconsolidated affiliates until dividends are received, the performance of unconsolidated affiliates may affect our results of operations through our equity method accounting. In addition, we evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary and when they have experienced two consecutive years of operating losses. In addition, when we acquire additional equity interest in the unconsolidated affiliates to obtain control, it may result in gain or loss from re-measurement of our previously held equity interest and thus have a significant impact on our operating results. As a result of the acquisition of Suzhou KFC, a former unconsolidated affiliate, in the third quarter of 2020, we recognized a gain of $239 million from the re-measurement of our previously held 47% equity interest at fair value.

Changes in political, business, economic and trade relations between the United States and China may have adverse impact on our business, results of operations and financial condition.

We cannot predict the possible changes in policies and the economic, regulatory, social and political conditions in the United States and China, nor can we predict their potential impact on political, business, economic and trade relations between the United States and China and on our business. In 2019, the United States and China imposed new or higher tariffs on goods imported from each other. If the United States or China continues imposing such tariffs, or if additional tariffs or trade restrictions are implemented by the United States or by China, the resulting trade barriers could have a significant adverse impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, sanctions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact costs, our suppliers and the world economy in general, which in turn could have a material adverse effect on our business, results of operations and financial condition.

In recent months, political tensions between the United States and China have escalated, with a number of actions taken by the U.S. government, such as the Clean Network program announced on August 5, 2020 to protect U.S. telecommunication and technology infrastructure, and the two executive orders issued by President Trump on August 6, 2020 to ban any person or property subject to the jurisdiction of the United States from any transaction with Bytedance and from any transaction related to WeChat by any person or with respect to any property subject to the jurisdiction of the United States, to the extent that any such transaction is identified by the Secretary of Commerce as being subject to the prohibitions stated in the executive orders. While the directives issued by the Secretary of Commerce only identified prohibited transactions that are limited to the territory of the United States and therefore are not expected to have any impact on our operations in China, we cannot foresee whether and how developments in similar policy actions or any other policy actions taken by the U.S. or Chinese government will impact our business and financial performance. In addition, changes in political, business, economic and trade relations between the United States and China may trigger negative customer sentiment towards western brands in China, potentially resulting in a negative impact on our results of operations and financial condition.

Our audit reports are prepared by auditors who are not currently inspected by the Public Company Accounting Oversight Board and, as such, our stockholders are deprived of the benefits of such inspection.

As an auditor of companies that are publicly traded in the United States and a firm registered with the Public Company Accounting Oversight Board (“PCAOB”), our independent registered public accounting firm is required under the laws of the United States to undergo regular inspections by the PCAOB. However, because we have substantial operations within China, our independent registered public accounting firm’s audit documentation related to our audit reports is located in China. The PCAOB is currently unable to conduct full inspections in China or review audit documentation located within China without the approval of Chinese authorities.

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

In June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress that would require the SEC to maintain a list of applicable foreign issuers for which the PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (EQUITABLE) Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges, such as the NYSE, of issuers included on the SEC’s list for three consecutive years. On May 20, 2020, the U.S. Senate passed S. 945, the Holding Foreign Companies Accountable Act, and an identical bill was introduced into the U.S. House of Representatives. If passed by the U.S. House of Representatives and signed by the U.S. President, this legislation would direct the SEC to prohibit securities of any “covered issuer”, including the Company, from being traded on any of the U.S. securities exchanges, such as the NYSE, or traded “over-the-counter” if the auditor of the covered issuer’s financial statements is not subject to PCAOB inspection for three consecutive years after the law becomes effective. In August 2020, the President’s Working Group on Financial Markets (the “PWG”) released the Report on Protecting United States Investors from Significant Risks from Chinese Companies. The PWG recommends that the SEC take steps to implement the recommendations outlined in the report. In particular, to address companies from non-cooperating jurisdictions, such as China, that do not provide the PCAOB with sufficient access to fulfill its statutory mandate, the PWG recommends enhanced listing standards on U.S. securities exchanges. This would require, as a condition to continued exchange listing, PCAOB access to work papers of the principal audit firm for the audit of the listed company. Companies unable to satisfy this standard as a result of governmental restrictions on access to audit work papers and practices in these jurisdictions may satisfy this standard by providing a co-audit from an audit firm with comparable resources and experience where the PCAOB determines it has sufficient access to audit work papers and practices to conduct an appropriate inspection of the co-audit firm. To reduce market disruption, the new listing standards could provide for a transition period until January 1, 2022 for currently listed companies.

It remains unclear if and when any of such proposed legislations will be enacted. Nevertheless, the enactment of any such legislation or other efforts to increase the U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, which may include the Company, and materially and adversely affect the market price of our common stock and ultimately could result in the delisting of our common stock from the NYSE.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors authorized an aggregate of $1.4 billion for our share repurchase program, including its most recent increase in authorization on October 31, 2018. The authorizations do not have an expiration date. As a result of the COVID-19 pandemic impact, we have taken, and are continuing to take, certain actions to provide additional liquidity and flexibility, which include suspending our share repurchase program.

No shares were repurchased during the quarter ended September 30, 2020.

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

Yum China Holdings, Inc.
(Registrant)

Date:	November 6, 2020	/s/ Xueling Lu
Controller and Principal Accounting Officer