Form 10-K
period 2020-12-31
Yum China Holdings, Inc.
filed 2021-02-26
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2020

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
Emerging growth company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No ☑

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $18.1 billion. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. The number of shares of the registrant’s common stock outstanding as of February 22, 2021 was 420,407,023 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2021 annual meeting of stockholders (the “2021 Proxy Statement”), to be filed not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions or projections concerning future results or events, including, without limitation, statements regarding our strategies to expand our restaurant network and restaurant portfolio, our strategies to improve store performance and develop new sources of revenue, plans to invest in technology and high-quality assets, plans to enhance digital and delivery capabilities, franchise development, logistics and supply chain management, anticipated effects of population and macroeconomic trends and the expected impact of the novel coronavirus (COVID-19) outbreaks. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those forward-looking statements. We cannot assure you that any of our expectations, estimates, assumptions or projections will be achieved.  Factors that could cause actual results and events to differ materially from our expectations, estimates, assumptions or projections include (i) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K.  You should not place undue reliance on forward-looking statements, which speak only as of the date hereof.  We disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law.

2020 Form 10-K

PART I

Item 1.	Business.

References to “Yum China” mean Yum China Holdings, Inc. and references to the “Company,” “we,” “us,” and “our” mean Yum China and its subsidiaries.

“U.S. dollars”, “$” or “US$” refers to the legal currency of the United States, and “RMB” or “Renminbi” refers to the legal currency of the People’s Republic of China (the “PRC” or “China”).

The KFC, Pizza Hut, Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell and Lavazza brands are collectively referred to as the “brands” or “concepts”. Throughout this Form 10-K, the terms “brands” and “concepts” are used interchangeably and “restaurants,” “stores” and “units” are used interchangeably.

General

Yum China is the largest restaurant company in China in terms of 2020 system sales. We had $8.3 billion of revenue in 2020 and over 10,500 restaurants as of December 31, 2020. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell and Lavazza.

We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Macau and Taiwan. We own the intellectual property of the Little Sheep, Huang Ji Huang, COFFii & JOY and East Dawning concepts outright. KFC was the first major global restaurant brand to enter China in 1987. With more than 30 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of 2020 system sales, with 10,506 restaurants covering over 1,500 cities primarily in China as of December 31, 2020. We believe that there is significant opportunity to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

As of December 31, 2020, we owned and operated approximately 84% of our restaurants. Franchisees contribute to our revenues on an ongoing basis through the payment of royalties based on a percentage of sales.

Restaurant Concepts

KFC

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of 2020 system sales. Founded in Corbin, Kentucky by Colonel Harland D. Sanders in 1939, KFC opened its first restaurant in Beijing, China in 1987. As of December 31, 2020, there were over 7,100 KFC restaurants in over 1,500 cities across China. In addition to Original Recipe® chicken, KFC in China has an extensive menu featuring pork, seafood, rice dishes, fresh vegetables, soups, congee, desserts and many other products, including fresh ground coffee. KFC also seeks to increase revenue from different categories and channels, including delivery, breakfast, coffee, dessert kiosks and ready meals. KFC primarily competes with western QSR brands in China, such as McDonald’s, Dicos and Burger King, among which we believe KFC had an approximate two-to-one lead over its nearest competitor in terms of store count as of the end of 2020.

2020 Form 10-K

Pizza Hut

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of 2020 system sales and number of restaurants as of December 31, 2020, offering multiple dayparts, including breakfast, lunch, afternoon tea and dinner. Since opening its first China restaurant unit in Beijing in 1990, Pizza Hut has grown rapidly and, as of year-end 2020, there were over 2,300 Pizza Hut restaurants in over 500 cities across China. Pizza Hut has an extensive menu offering a broad variety of pizzas, steaks, pasta, rice dishes and other entrees, appetizers, beverages and desserts. Measured by number of restaurants, we believe Pizza Hut has an approximate six-to-one lead over its nearest CDR competitor in China as of the end of 2020.

Other Concepts

In addition to KFC and Pizza Hut, our restaurant brand portfolio also includes Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell and Lavazza.

Little Sheep. Little Sheep, with its roots in Inner Mongolia, China, specializes in “Hot Pot” cooking, which is very popular in China, particularly during the winter months. Little Sheep had 270 units in both China and international markets as of December 31, 2020. Of these, over 240 units were franchise restaurants.

Huang Ji Huang. In April 2020, we completed the acquisition of a controlling interest in Huang Ji Huang. Founded in 2004, Huang Ji Huang had over 640 units in China and internationally as of December 31, 2020. Huang Ji Huang primarily operates a franchise model and is an industry-leading simmer pot brand.

COFFii & JOY. COFFii & JOY is a coffee concept that we developed in 2018, featuring specialty coffee. As of December 31, 2020, there were 42 COFFii & JOY units in China.

East Dawning. East Dawning is a Chinese food QSR brand located predominantly in transportation hubs. As of December 31, 2020, there were eight East Dawning units across China.

Taco Bell. Taco Bell is the world’s leading western QSR brand specializing in Mexican-style food, including tacos, burritos, quesadillas, salads, nachos and similar items. We opened our first Taco Bell restaurant in Shanghai, China, in December 2016. As of December 31, 2020, there were 12 Taco Bell units in China.

Lavazza. In April 2020, we partnered with Lavazza Group, the world-renowned family-owned Italian coffee company, and established a joint venture, to explore and develop the Lavazza coffee shop concept in China. As the first step, we opened our first Lavazza flagship store in Shanghai, China. As of December 31, 2020, there were four Lavazza units in China.

Our Strategies

Our primary strategy is to grow sales and profits across our portfolio of brands through organic growth, growth of franchise restaurants and development of new restaurant concepts, along with growing our online business.

Continue to strategically expand our restaurant network

We are confident in the long-term market opportunities in China. We believe we have the potential to grow to 20,000 restaurants or more in the future and we are currently tracking over 700 cities that do not have a KFC or Pizza Hut restaurant.

2020 Form 10-K

Further expand geographical coverage. Restaurant chains have a low penetration rate in China, especially in lower-tier cities. Given the rapidly expanding middle class and dining out population as a result of continued economic growth and urbanization, we believe there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities. For additional information on the risks associated with this growth strategy, see the section entitled “Item 1A. Risk Factors,” including the risk factor entitled “We may not attain our target development goals; aggressive development could cannibalize existing sales; and new restaurants may not be profitable.”

Restaurant development pipeline. We are keen to explore various new restaurant formats to support further store expansion, including different store designs or service models aimed at addressing the needs of different guests and for different occasions. We believe that our first-mover advantage and in-depth local know-how will help us to build robust development pipelines to seize the market opportunities.

Franchise opportunity. While we continue to focus on the operation of our Company-owned restaurant units, we will also continue to seek franchise opportunities for both our core and emerging brands. As of December 31, 2020, approximately 16% of our restaurants were operated by franchisees. We anticipate high franchisee demand for our brands, supported by strong unit economics, operational consistency and multiple store formats to drive restaurant growth. While the franchise market in China is still in an early stage compared to developed markets, we plan to continue to develop our franchisee-owned store portfolio over time, especially in select channels such as gas stations.

Grow emerging brands. Our key growth strategy for emerging brands, such as Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell and Lavazza, focuses on exploring suitable business models to achieve sustainable growth. In addition, we plan to continue our efforts in product innovation and operational enhancement for these emerging brands to potentially scale-up operations in the future.

Continue to improve unit-level performance and develop new sources of revenue

Food innovation and value proposition. We will continue to focus on food innovation and strengthen our value proposition. We are keenly aware of the strength of our core menu items. At the same time, we seek to continue to introduce innovative items to meet evolving consumer preferences and local tastes, drive guest engagement and continue to broaden our brand appeal. Each of our restaurant concepts has proprietary menu items, and emphasizes the preparation of food with high quality ingredients. We will continue to develop unique recipes and special seasonings to provide appealing, tasty and convenient food choices at competitive prices. In addition, KFC plans to continue focusing on value with product offerings such as the bucket and increased combo options throughout the day, and Pizza Hut plans to continue its multiple value campaigns. We believe our continued food innovation and value proposition are pivotal to enhancing our unit-level performance by driving order frequency and order ticket size.

Daypart opportunities. We believe there are significant daypart opportunities across our brands. For example, KFC expanded its freshly ground coffee ("K-coffee") offerings in the breakfast and afternoon dayparts, and Pizza Hut continued its focus on breakfast and business lunch to further grow same-store sales.

Best in-store experience. We continuously look for ways to improve the guest experience. For example, we plan to continue to invest in refurbishing our restaurants. Our brands also look to improve efficiency to drive sales growth. For instance, we have simplified menus and fine-tuned our digital menu boards and in-store self-service order devices. We are also expanding our delivery business through our proprietary smartphone applications and pre-order services. To further enhance the guest experience, we are also evaluating the possibility of adopting other digital initiatives in our restaurants and will continue to invest in this area, as discussed more fully below.

2020 Form 10-K

Continue to invest in technology, with a focus on our digital and delivery capabilities

We will continue to invest in technology to further empower and maintain our competitive advantages. We will focus on improving our overall technology infrastructure and digital and delivery capabilities. We believe these efforts will further support our sustainable growth, improve our operational efficiency and ensure quality. Our digital and delivery strategies are set forth below.

Digital. As of December 31, 2020, our loyalty programs had over 275 million members and over 85 million members for KFC and Pizza Hut, respectively. The programs have been effective in increasing order frequency and enhancing guest loyalty. Digital orders accounted for approximately 80% of KFC and Pizza Hut Company sales in 2020. Going forward, we will continue to leverage our powerful digital ecosystem to drive sales, improve the guest experience and increase operational efficiency. We plan to increase our investment in end-to-end digitalization, automation and artificial intelligence (“AI”), to more effectively connect online traffic with our offline assets. To improve our operational efficiency, we will focus on connecting our front-end, guest facing systems to back-end systems such as operations and supply chain.

Delivery. China is a world leader in the emerging online to offline, or O2O, market. This is where digital online ordering technologies interact with traditional brick and mortar retail to enhance the customer experience. We see considerable growth potential in the delivery market by aligning our proven restaurant operation capabilities with our delivery network that offers consumers the ability to order restaurant food anywhere. Going forward, we will continue to optimize our delivery service by adopting innovative technologies, rolling out new delivery menu items and developing novel delivery service concepts, such as our rainy-day delivery menu.

Strategically expand our restaurant portfolio

We aim to maintain our industry leading position in the QSR and CDR markets in China with our core brands, and gain a stronger foothold and enhanced know-how in the Chinese cuisine space, which represents a significant share of the restaurant industry in China. In April 2020, we completed the acquisition of a controlling interest in Huang Ji Huang, a leading Chinese CDR franchise business. Following the acquisition of Huang Ji Huang, we established a Chinese dining business unit comprising our three Chinese restaurant brands, namely Little Sheep, East Dawning and Huang Ji Huang.

We are also building a coffee portfolio to capture today’s underserved coffee market in China across different customer segments, including K-Coffee, which offers convenience and value, balanced by our newly incubated concept COFFii & JOY, which offers specialty coffee for coffee lovers while utilizing an asset-light model. In 2020, we sold 140 million cups of coffee at KFC. We have also partnered with a global coffee brand, Lavazza, to explore and develop the Lavazza coffee shop concept in China, which offers premium coffee in an indulgent atmosphere.

Prudently pursue investments in high-quality assets

Our investment strategy primarily focuses on two areas, our brands and the enablers that empower our brands (e.g. ecosystem, technology). We continue to identify and evaluate investment opportunities in high-quality brands to capture growth opportunities. Also, we look for potential opportunities for enabler investments, to build our strategic moat and further enhance our competitiveness. We will prudently assess investment targets based on each candidate’s strategic value, brand equity, business scale and financial performance, among other factors.

2020 Form 10-K

Operational Management

Restaurant Unit Management

Our restaurant management structure varies among our restaurant brands and restaurant size. Generally, each restaurant that we operate is led by a restaurant general manager, or RGM, together with one or more assistant managers. RGMs are skilled and highly trained, with most having a college-level education. The performance of RGMs is regularly monitored and coached by senior operations leaders. Each restaurant brand issues detailed manuals, which may then be customized to meet local regulations and customs. These manuals set forth standards and requirements for all aspects of restaurant operations. The restaurant management team is responsible for the day-to-day operation of each unit and for ensuring compliance with operating standards. Each RGM is also responsible for handling guest complaints and emergency situations.

Franchise Restaurant Management

As of December 31, 2020, approximately 16% of our restaurants were franchise restaurants. Our franchise program is designed to promote consistency and quality, and we are selective in granting franchises. Franchisees supply capital — initially by paying a franchise fee to us and by purchasing or leasing the land use rights, building, equipment, signs, seating, inventories and supplies; and, over the longer term, by reinvesting in the business through expansion. Franchisees contribute to our revenue through the payment of upfront franchise fees and on-going royalties based on a percentage of sales, and payments for other transactions with us, such as purchases of food and paper products, advertising services and other services.

Our franchise agreements set out specific operational standards, which are consistent with standards required for Company-owned restaurants. Like our Company-owned restaurants, our franchise restaurants are also subject to our internal quality audits and reviews. There are no notable operational differences between Company-owned restaurants and franchise restaurants.

We believe that it is important to maintain strong and open relationships with our franchisees and their representatives. To this end, the Company invests a significant amount of time working with the franchisees and their representative organizations on key aspects of the business, including products, equipment, operational improvements and standards and management techniques.

Expansion Management

We believe that there are significant opportunities to expand within China and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities. We expanded our restaurant count from 7,176 at the end of 2015 to 10,506 at the end of 2020, representing a CAGR of approximately 8%. We expect to expand our business through organic growth, growth of franchise units and development of new restaurant brands.

Our expansion strategy has been systematically focused on high potential locations across city tiers, including entering new commercial areas within existing cities and new cities. Each potential restaurant site is assessed and evaluated individually based on its site potential, potential financial return and potential impact to nearby stores. We take into account factors such as economic and demographic conditions and prospects, consumption patterns, GDP per capita and population density of the local community, presence of activity centers such as shopping complexes, schools and residential areas that generate guest traffic, and the presence of other restaurants in the vicinity during our site selection process. We also consider the guest traffic and distance from the existing restaurants under the same brand to reduce sales transfer that may occur from existing restaurant units. The average capital spending for each new KFC and Pizza Hut restaurant unit in 2020 was relatively stable at approximately RMB2 to 3 million.

2020 Form 10-K

Supply Chain Management

The Company’s restaurants, including those operated by franchisees, are large purchasers of a number of food and paper products, equipment and other restaurant supplies. The principal items purchased include protein ingredients (including poultry, pork, beef and seafood), cheese, oil, flour, vegetables and paper and packaging materials. The Company has not experienced any significant, continuous shortages of supplies, and alternative sources for most of these products are generally available. Prices paid for supplies fluctuate. When prices increase, the brands may attempt to pass on such increases to their customers, although there is no assurance that this can be done practically. We also control our raw material costs by entering into long-term bulk purchase agreements for our key food ingredients.

The Company partners with over 800 independent suppliers, which are mostly China-based. We implement a strict supplier qualification process that includes supplier compliance checks and on-site audits to ensure the supplier meets our food safety and quality control standards. We have formulated detailed specifications for food ingredients and consumables we procure. We believe supply chain management is crucial to the sustainability of our business and we are dedicated to applying digitalization and automation technologies in our supply chain management system. Our in-house and integrated supply chain management system employs more than 1,300 staff in food safety, quality assurance, procurement management, logistics, engineering and supply chain system.

In addition, we operate a tailor-made, world-class logistics management system, which is capable of accommodating large scale, wide coverage and advanced information dissemination as well as fast store expansions. The Company, along with multiple independently owned and operated distributors, utilizes 25 logistics centers and seven consolidation centers to distribute supplies to Company-owned and franchised stores, as well as to third-party customers. In addition, the Company owns seasoning facilities for its Chinese dining business unit, which manufacture and sell seasoning products to Huang Ji Huang and Little Sheep franchisees. The Company’s supply chain strategy of working with multiple suppliers, as well as building a vast logistics network, allows for continuous supply of products in the event that supply from an individual supplier or logistics center becomes unfeasible.

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

Food Safety and Quality Control

Food safety is the top priority at the Company. Food safety systems include rigorous standards and training of employees in our restaurants and distribution system, as well as requirements for suppliers. These standards and training topics include, but are not limited to, employee health, product handling, ingredient and product temperature management and prevention of cross contamination. Food safety training is focused on illness prevention, food safety and regulation adherence in day-to-day operations. Our standards also promote compliance with applicable laws and regulations in China when building new or renovating existing restaurants. For further information on food safety issues, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Food safety and foodborne illness concerns may have an adverse effect on our reputation and business”.

Our quality assurance department regularly conducts unannounced food safety and operation excellence checks of all restaurants covering food safety, product quality and guest service. We also conduct regular product quality inspections on main menu items, and perform microbiological testing of restaurants’ utensils, small wares, water, ice and food to ensure they meet the required standards.

For our delivery system, we have established our own delivery service teams for KFC and Pizza Hut. We require all third-party delivery partners to sign and strictly implement a letter of commitment on the food safety and quality practice of delivery food, which stipulates clear requirements for regulatory compliance, staff management, catering, delivery facilities, equipment and strict management of third-party platforms.

2020 Form 10-K

Innovation and Digitalization

Our vision is to become the world’s most innovative pioneer in the restaurant industry. We are dedicated to adopting innovations in our business model and restaurant operations, which enables us to comprehensively reach our guests and provide superior products and services in a technology-driven and happy way, as vividly demonstrated by our slogan "Tasty food, great fun, pleasant presentation with substance".

We believe we are a pioneer and first-mover among restaurant brands in China in utilizing and investing in emerging digital technologies to modernize our business operations and accelerate our growth, which is critical to empower and maintain our competitive advantage in China. In recent years, we have stepped up our investment in digitalization, embarking on end-to-end digitalization of our business operations.

Dining Experience

Menu Innovations

Offering appealing, tasty and convenient food at great prices is our value proposition. We had a dedicated food innovation team primarily focus on the development and innovation of new recipes and improvement of existing products. In 2020, we launched around 500 new and improved products across all of our restaurant brands. Leveraging our local know-how and the wealth of consumer taste preference data accumulated, we have become a pioneer in food innovation, pushing the boundaries of QSR and CDR dining in China.

Our menu innovation endeavors are also supported by a world-class 27,000 square-foot innovation center in Shanghai for the development of new recipes, cooking methods and menu concepts. The innovation center is an integrated research and development facility that has been designed to generate new menu ideas and concepts with new ingredients and cooking methods to enable the rapid roll-out of innovative products catering to customers’ local tastes.

Ordering

KFC rolled out mobile pre-ordering service on a nationwide basis in December 2016, which allows guests to order online and pick up in store. Pizza Hut launched table-side mobile ordering in 2018, which enables guests to order by scanning a QR code with their mobile phone. Now mobile ordering is a standard feature of our super Apps including the KFC Super App and the Pizza Hut Super App. Guests can also order through our proprietary mini programs embedded in WeChat. In addition, in certain commercial districts, in-store kiosks provide guests with convenient and fast digital ordering options. In January 2019, KFC introduced AI-enabled menus to recommend personalized menu items and discounts to guests based on their ordering patterns and taste preferences. In 2020, digital orders accounted for approximately 80% of KFC and Pizza Hut Company sales, which we believe was partially influenced by the COVID-19 pandemic.

Payment

As early as June 2015, we started to partner with Alipay on digital payment functionalities, making us among the first batch of restaurant chains in China to make mobile payment available to guests. We commenced mobile payment cooperation with WeChat Pay in 2016. Digital payments accounted for an increasing percentage of our Company sales, from 33% in 2016 to 61% in 2017, and further to 81% in 2018, 91% in 2019 and 97% in 2020. The increasing percentage indicates growing consumer preference for this feature and reflects our ability to harness the power of technology in our business model. Adoption of digital and mobile payment technologies not only provides a better customer experience by, among other things, reducing guest waiting time and saving guests from having to reach for their wallets or even cellphones, but also reduces staffing needed for cash management and reduces potential risks associated with cash management. In addition to the above business relationships with major third-party mobile payment providers, we developed and launched YUMC Pay in partnership with UnionPay in the first quarter of 2019.

2020 Form 10-K

Through collaboration with Alipay, we were the first in the world to commercially implement facial recognition technologies for payment by introducing “Smile to Pay” in Hangzhou’s KFC restaurant in September 2017. "Smile to Pay" enables our guests to make payments for their orders at digital kiosks without having to reach for their wallets. Following positive feedback, we have since implemented “Smile to Pay” in approximately 1,000 KFC restaurants across China as of December 31, 2020.

Guest loyalty and interaction

China has entered into an age of super Apps, which integrates multiple functions including messaging, e-commerce and payments in a single application by embedding mini programs or providing in-App links to other applications. In early 2016, the KFC Super App was implemented nationwide. Super Apps play a very important role in our overall digital ecosystem as they enable a digital guest experience by offering convenience, efficiency and interesting functionality before, during and after dining.

Member engagement is fostered through our Super Apps and WeChat mini programs, as these form the primary platform for consumers to sign up for our membership programs. Additionally, we continue to monetize our membership base by introducing privilege membership subscription programs that increase frequency and spend at our brands. These monetization opportunities rely heavily on our ability to engage with our users through our Super Apps. As of December 31, 2020, KFC and Pizza Hut loyalty programs exceeded 300 million members combined. Member sales increased to approximately 60% of system sales in 2020. We believe that creative and engaging interactions with our guests can help us enhance the guest experience and guest loyalty, which will ultimately lead to increased sales.

Delivery

We believe that food delivery is a significant growth driver in China. We were one of the first restaurant businesses in China to offer delivery services. As early as 2010, KFC established its own delivery platform and started to accept delivery orders placed on its mobile applications. Starting from 2015, we were also one of the first to partner with O2O aggregators to further generate delivery traffic. In addition to ordering through aggregators’ platforms, guests may also place delivery orders through the KFC and Pizza Hut Super Apps. The ability to generate orders from our own channels allows us to be well-positioned in commercial collaborations with aggregators, and manage costs and commissions in a more competitive manner. In 2020, approximately 40% of KFC delivery sales, and approximately 20% of Pizza Hut delivery sales, were generated from our own channels.

In the past, we either used our own dedicated riders to deliver orders placed through aggregators’ platforms or paid an additional commission for the delivery services provided by aggregators. Starting in 2019, we used our own dedicated riders to deliver orders placed through aggregators’ platforms to customers of KFC and Pizza Hut stores, which we believe will give us greater control over delivery quality and improve our ability to make timely deliveries during peak hours. These dedicated riders are either contracted with us or the aggregators’ platforms to deliver orders exclusively for KFC or Pizza Hut stores. In 2019, Company sales through delivery accounted for approximately 21% of total Company sales, which further increased to approximately 30% for 2020, partially driven by the increased delivery orders as a result of the COVID-19 pandemic.

2020 Form 10-K

Restaurant Format Innovation

To supplement our growth, we are focusing on developing new restaurant formats and upgrading existing restaurants. We have developed multiple restaurant formats for KFC and Pizza Hut to meet different guest needs. For example, we are opening more small-format restaurant units which will provide us the flexibility for further market penetration. We are also reshaping certain restaurants by providing fewer seats and focusing more on delivery orders. In addition, we continuously look for ways to improve the guest experience. We have accelerated restaurant upgrades and remodeling to implement the latest technology, equipment and infrastructure and improve the dining experience. Over 75% of KFC restaurant units as of December 31, 2020 were remodeled or built in the past five years. Pizza Hut is also well-regarded for offering consumers a contemporary casual dining setting. In 2020, over 15% of Pizza Hut units were remodeled. Our brands also look to improve efficiency to drive sales growth. For example, we have simplified our menu items and fine-tuned our digital menu boards and in-store self-service order kiosks.

Operational Efficiency

We have made significant investments to establish an efficient technological infrastructure, which serves as the foundation of our intelligent restaurant network management and facilitates efficient and innovative restaurant operation for all restaurants across our brands. We have adopted AI-enabled technology to analyze and forecast transaction volume so that we can improve labor scheduling and inventory management. Moreover, managers and staff are also equipped with self-designed "smart watches", and in some pilot stores, "smart glasses", to closely monitor the real-time ordering and serving procedures of the restaurants and make timely staffing adjustments, which substantially improves management efficiency and guest satisfaction. Our in-house and integrated supply chain management system and logistics management system are driven by innovative digitalization and automation technologies.

Unconsolidated Affiliates

As of year-end 2020, approximately 6% of our system wide restaurants were operated by unconsolidated affiliates. These restaurants were primarily KFC restaurants. We hold a 47% noncontrolling ownership in Hangzhou KFC, which operated approximately 9% of the total KFC restaurants as of year-end 2020. In addition, all of our four Lavazza units as of year-end 2020 were operated by a joint venture.

Intellectual Property

Our use of certain material trademarks and service marks is governed by a master license agreement between Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company, and Yum! Brands Inc. (“YUM”), through YRI China Franchising LLC, a subsidiary of YUM, effective from January 1, 2020 and previously through Yum! Restaurants Asia Pte. Ltd., another subsidiary of YUM, from October 31, 2016 to December 31, 2019. Pursuant to the master license agreement, we are the exclusive licensee of the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the PRC, excluding Hong Kong, Macau and Taiwan. The term of the license is 50 years with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to us being in “good standing” and unless we give notice of our intent not to renew. In exchange, we pay a license fee to YUM equal to 3% of net system sales of the licensed brands. We have also agreed generally not to compete with YUM. In addition, we were also granted a right of first refusal to develop and franchise in the PRC certain restaurant concepts that YUM may develop or acquire.

We were granted by YUM a royalty-free license to use the name and mark of “YUM” as part of our name, domain name and stock identification symbol pursuant to a name license agreement entered into between YUM and us on October 31, 2016. The name license agreement can be terminated by YUM in the event of, among other things, material breach of the agreement by us. Our use of certain other material intellectual property (including intellectual property in product recipes, restaurant operation and restaurant design) is likewise governed by the master license agreement with YUM.

2020 Form 10-K

We own registered trademarks and service marks relating to the Little Sheep, Huang Ji Huang, COFFii & JOY and East Dawning brands and pay no license fee related to these brands. Collectively, these licensed and owned marks have significant value and are important to our business. Our policy is to pursue registration of our important intellectual property rights whenever feasible and to oppose vigorously any infringement of our rights.

Competition

Data from the National Bureau of Statistics of China indicates that sales in the consumer food service market in China totaled approximately $606 billion in 2020. Industry conditions vary by region, with local Chinese restaurants and western chains present, but we possess the largest market share (as measured by system sales). While branded QSR units per million population in China are well below that of the United States, competition in China is increasing. We compete with respect to food taste, quality, value, service, convenience, restaurant location and concept, including delivery and shared kitchens. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and disposable income. We compete not only for consumers but also for management and hourly personnel and suitable restaurant sites. KFC's competitors in China are primarily western QSR brands such as McDonald's, Dicos and Burger King, and to a lesser extent, domestic QSR brands in China. Pizza Hut primarily competes with western CDR brands, including Domino's and Papa John's, as well as other domestic CDR brands in China.

Seasonality

Due to the nature of our operations, we typically generate higher sales during Chinese festivities, holiday seasons as well as summer months, but relatively lower sales and lower operating profit during the second and fourth quarters.

Human Capital Management

As of December 31, 2020, the Company employed over 400,000 employees, including approximately 136,000 full-time employees and approximately 270,000 part-time restaurant crew members. Our full-time employees primarily included 33,600 restaurant management team members and 96,000 restaurant crew members.

The Company is committed to the “People First” philosophy by creating a “Fair, Care and Pride” workplace for its employees. With this philosophy, the Company offers a safe, inclusive working environment, equal pay for equal work and flexible working hours, systematic training and development programs and competitive compensation and benefits to its employees.

Diversity and Equal Opportunity

We are committed to creating an inclusive and non-discriminatory working environment to provide equal opportunities for employees, where differences are understood, appreciated and encouraged. Every employee, without regard to race, religion, color, age, gender or gender identity, disability, military or veteran status, sexual orientation, citizenship or national origin, is offered the opportunity to unleash their full potential on the Company’s diverse platform.

The Company is committed to gender equality by providing fair recruitment, training and promotion opportunities for all employees. By the end of 2020, Yum China employed over 260,000 women, representing 64% of its total workforce. The Company continues to make progress in nurturing talented leaders across all management levels. By the end of 2020, women holding director and above positions represented 54% of the senior management workforce. In January 2021, the Company was named to the Bloomberg Gender Equality Index for the third consecutive year, and was the only company from mainland China included in this index in 2021.

2020 Form 10-K

The Company also strives to create a barrier-free and friendly workplace for people with disabilities. In 2012, KFC launched the "Angel Restaurant" project to provide equal employment opportunities for people with disabilities. Operations processes, restaurant equipment and training programs are modified to best assist the employees at these "Angel Restaurants". By the end of 2020, KFC had 24 Angel Restaurants, bringing in more than 200 employees with special needs.

Training, Development and Employability

The Company actively invests in employee training and development and continuously nurtures top talent through a systematic training program. New employees joining the Company every year are required to complete structured training programs tailored to their roles and responsibilities. For example, KFC Business School and Pizza Hut Management Institute provide systematic development programs for new college graduates, allowing them to advance from entry-level jobs to RGMs in less than two years. These programs enable new employees to acquire the operational, financial and managerial knowledge required for operating a restaurant and, in the long run, lay a solid foundation for their future success. In addition, the Company offers comprehensive training programs with diversified courses for employees at every stage of their professional development. In 2020, the number of total training hours exceeded 8.6 million.

Our training programs have tapped into the digitalization trends through the mobile learning platform, with the goal of equipping employees with the knowledge and skills necessary in the digital era and enabling their sustainable career development. The Company encourages continuous education by rolling out a continuing education program to help employees obtain college degrees.

The Company provides a clear career path and plan for development, which are further supported by the promotion-from-within policy for operational roles. The Company also encourages every manager to coach their subordinates to succeed.

Total Rewards

The Company is committed to equal pay for equal work. Based on annual market research, it provides employees with fair and competitive compensation and benefits, recognizing and rewarding their contributions, performance and efforts.

The Company has launched equity incentive schemes such as CEO Awards and RGM Restricted Stock Units (RSUs). The Company believes that its RGMs serve as the most important leaders and are key contributors to its long-term success. In 2016, Yum China announced the grant of RSUs valued at $2,000 to each qualified RGM. As of the end of 2020, this program has allowed around 9,700 RGMs to become stockholders of Yum China. In addition, the Company granted RSUs valued at $3,000 to all eligible RGMs starting in February 2021, and has granted such RSU awards to approximately 3,500 RGMs. The turnover rate of RGMs was 9% in 2020.

In line with relevant labor laws and regulations, full-time employees are covered by pension insurance, medical insurance, unemployment insurance, work injury insurance and maternity insurance. Part-time employees are covered by employer liability insurance. Employees also enjoy paid-leaves in accordance with labor laws.

The Company is also committed to helping employees and protecting their families when facing crisis such as the COVID-19 pandemic. Therefore, in addition to social security insurance, the Company provides additional insurance coverage for RGMs and restaurant management teams. The program is designed to provide additional health protection for their family members, covering critical illness and accidents. As of the end of 2020, more than 18,000 employees and 40,000 family members were covered under this program.

For office staff, the Company has rolled out a flexible benefit platform, allowing employees to select benefits based on their individual needs, including family medical insurance, medical examination and recreational activities. Both office staff and RGMs are covered by the Company’s housing subsidy scheme.

2020 Form 10-K

Health and Safety

The Company is committed to providing employees with a safe and healthy working environment. The Company strictly complies with laws and regulations on safety and health. For activities imposing higher or distinct risks, the Company implements health and safety measures specifically formulated to protect employees against those risks. Yum China also incorporates compliance management, risk controls, inspections and supervisions in daily operations. The Company regularly inspects and upgrades employees' protective equipment, carries out workplace safety reviews, and trains all employees on the operation procedures and safety precautions.

In addition, Yum China has launched an employee assistance program to provide professional counseling and educational sessions to protect their physical and mental health.

During the COVID-19 pandemic, the Company leveraged technologies and digital platforms to create “contactless” work processes such as online meetings, live streaming town-hall meetings and mobile learning. It also offered flexible work arrangements and conducted emergency drills to secure business continuity and employees’ health and safety.

Engagement and Communication

The Company was certified as a Top Employer China 2021 for the third consecutive year by the Top Employers Institute, a testament to the Company’s commitment to putting people first in the workplace, especially in light of the challenges presented by 2020.

The Company maintains multiple communication channels with employees, including organizational forums, such as RGM Convention and Founders’ Day, and various digital platforms such as corporate WeChat, Apps and intranet portals, to help ensure effective communication of our business strategies and corporate messages. In addition, the Company regularly conducts employee engagement surveys to understand employees' expectations and concerns. During the COVID-19 pandemic, the Company has been keeping timely and transparent communication with employees to maintain a high-morale in this challenging time.

The Company engages and connects employees, located in 1,500 cities, through wellbeing activities known as the “Family Systems.” The system is built to provide a platform for employees with common interests to collaborate and develop camaraderie through events such as national badminton competitions and KFC-sponsored marathon events.

The Company complies with the Universal Declaration of Human Rights and the international conventions signed by the Chinese government to protect legitimate rights and interests of its employees. The Company strictly prohibits the use of child labor and forced labor.

2020 Form 10-K

Information about our Executive Officers

The executive officers of the Company as of February 22, 2021, and their ages and current positions as of that date, are as follows:

Name	Age	Title
Joey Wat	49	Chief Executive Officer
Andy Yeung	48	Chief Financial Officer
Johnson Huang	58	General Manager, KFC
Jeff Kuai	40	General Manager, Pizza Hut
Danny Tan	51	Chief Supply Chain Officer
Leila Zhang	52	Chief Technology Officer
Joseph Chan	52	Chief Legal Officer
Aiken Yuen	61	Chief People Officer
Alice Wang	51	Chief Public Affairs Officer
Xueling Lu	47	Controller and Principal Accounting Officer

Joey Wat has served as our Chief Executive Officer since March 2018 and as a member of our board of directors since July 2017. She served as our President and Chief Operating Officer from February 2017 to February 2018 and the Chief Executive Officer, KFC from October 2016 to February 2017, a position she held at Yum! Restaurants China, from August 2015 to October 2016. Ms. Wat joined Yum! Restaurants China in September 2014 as President of KFC China and was promoted to Chief Executive Officer for KFC China in August 2015. Before joining YUM, Ms. Wat served in both management and strategy positions at A.S. Watson Group (“Watson”), an international health, beauty and lifestyle retailer, in the U.K. from 2004 to 2014. Her last position at Watson was managing director of Watson Health & Beauty U.K., which operates Superdrug and Savers, two retail chains specializing in the sale of pharmacy and health and beauty products, from 2012 to 2014. She made the transition from head of strategy of Watson in Europe to managing director of Savers in 2007. Before joining Watson, Ms. Wat spent seven years in management consulting including with McKinsey & Company’s Hong Kong office from 2000 to 2003. Ms. Wat was ranked number 34 on Forbes World’s Most Powerful Women list in 2020, named by FORTUNE magazine as one of the Top 25 China Most Powerful Women in Business in 2017, 2018 and 2020, and the Top 50 Most Powerful Women in International Business in 2018, 2019, 2020. She was also named to Business Insider 100 People Transforming Business Asia List in 2020.

Andy Yeung has served as our Chief Financial Officer since October 2019. Prior to joining Yum China, Mr. Yeung served as the chief financial officer of Smart Finance International Limited, a financial technology company, from April 2017 to August 2019. Between January 2014 and March 2017, he served as the chief financial officer of Cheetah Mobile Inc., a NYSE-listed mobile internet company (NYSE: CMCM) where he led its successful IPO and built its finance, internal control and investor relations functions. From 2009 to 2013, Mr. Yeung worked at Oppenheimer & Co. Inc. as director, executive director and then managing director, responsible for research coverage of the internet and media sectors in China. From 2004 to 2009, Mr. Yeung was an associate in equity research at Thomas Weisel Partners. He has been a Chartered Financial Analyst charterholder since 2001.

Johnson Huang has served as General Manager, KFC since February 2017. He served as our Chief Information and Marketing Support Officer from October 2016 to February 2017, a position he held at Yum! Restaurants China from September 2014 to October 2016. Mr. Huang joined YUM in 2006 to lead the information technology department in China. He served as vice president of information technology from September 2008 to January 2013 and Chief Information Officer from January 2013 to September 2014. Mr. Huang has been the key architect of Yum! Restaurants China’s digital strategy and information technology roadmap in China. Prior to joining YUM, Mr. Huang held various information technology and business leadership positions with Capgemini Asia Pacific Pte, Ltd. in Taiwan and the greater China region.

2020 Form 10-K

Jeff Kuai has served as the General Manager, Pizza Hut since November 2017. Mr. Kuai previously served as the General Manager, Pizza Hut Home Service from October 2016 to October 2017, a position he held at Yum! Restaurants China from January 2015 to October 2016. From March 2012 to August 2013, Mr. Kuai was Director of Delivery Support Center for Yum! Restaurants China, where he was instrumental in building its online ordering and e-commerce capabilities. Prior to that, Mr. Kuai spent nine years in the information technology department of Yum! Restaurants China, enhancing its information technology infrastructure and productivity.

Danny Tan has served as the Chief Supply Chain Officer of Yum China since October 2016, a position he held at Yum! Restaurants China from January 2015 to October 2016. His responsibilities include overseeing quality assurance, food safety, engineering, procurement, logistics, sourcing planning and general management of Taco Bell. Mr. Tan joined YUM in November 1997 as Finance Manager. He was transferred to the logistics department in January 2004 and served as Director of Logistics Operations from January 2006 to December 2007. Mr. Tan subsequently led supply chain management from January 2008 to December 2014. Prior to joining YUM, Mr. Tan was a senior analyst with Walt Disney, Hong Kong and a senior auditor with Deloitte & Touche, Singapore.

Leila Zhang has served as the Chief Technology Officer of Yum China since March 2018. Ms. Zhang served as Vice President, Information Technology from October 2016 to March 2018, a position she held at Yum! Restaurants China from 2014 to October 2016. Ms. Zhang joined YUM in 1996, held various positions in the information technology department, and began leading the department in February 2017. Prior to joining YUM, Ms. Zhang was an engineer with Inventec Electronics (Shanghai) from 1992 to 1996.

Joseph Chan has served as our Chief Legal Officer since June 2019. Prior to joining Yum China, Mr. Chan was a partner at Sidley Austin, a U.S. based international law firm, in Shanghai, from November 2010 to May 2019, where he managed and executed large complex multi-jurisdictional legal matters with a focus on mergers and acquisitions and corporate finance transactions across a variety of industries. In addition, Mr. Chan spent over a decade with Pillsbury Winthrop Shaw Pittman, a U.S. based international law firm, in San Francisco and Shanghai, initially as an associate and then a partner. He established the Shanghai office of Pillsbury Winthrop Shaw Pittman in 2006 and served in various leadership positions, including serving as its inaugural managing partner. Mr. Chan is admitted to the bar in California and Pennsylvania in the U.S. and British Columbia in Canada. For many consecutive years he was ranked and recommended by Chambers Asia, IFLR and Legal 500 as a leading lawyer in Asia.

Aiken Yuen has served as the Chief People Officer of Yum China since March 2018. Mr. Yuen served as Vice President, Human Resources of Yum China from October 2016 to February 2018, a position he held at Yum! Restaurants China from March 2012 to October 2016. Mr. Yuen joined YUM in 2008 as the Talent Management and Development Director. Prior to joining YUM, Mr. Yuen served in senior HR management positions at American International Group (“AIG”) in Hong Kong from 1998 to 2008. His last position at AIG was Vice President, Human Resources of AIA, AIG’s life insurance business unit for South East Asia. He was responsible for overall human resources strategy formulation and execution for AIA’s Head Office in Hong Kong and its operations in six Asian countries. Before that, he was the Senior Manager of Training and Development with Standard Chartered Bank from 1996 to 1998 and Manager of Management Training with HSBC from 1994 to 1996.

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

2020 Form 10-K

Our History

Yum China was incorporated in Delaware on April 1, 2016. The Company separated from YUM on October 31, 2016 (the “separation”), becoming an independent, publicly traded company as a result of a pro rata distribution (the “distribution”) of all outstanding shares of Yum China common stock to shareholders of YUM. On October 31, 2016, YUM’s shareholders of record as of 5:00 p.m. Eastern Time on October 19, 2016 received one share of Yum China common stock for every one share of YUM common stock held as of the record date. Common stock of Yum China began trading “regular way” under the ticker symbol “YUMC” on the New York Stock Exchange on November 1, 2016. On September 10, 2020, the Company completed its secondary listing on the Main Board of the Hong Kong Stock Exchange (“HKEX”) under the stock code “9987”, in connection with a global offering (the “Global Offering”) of shares of its common stock.

Government Regulation

The Company is subject to various laws affecting its business, including laws and regulations concerning information security, labor, health, sanitation, environmental protection and safety. In accordance with the relevant laws and regulations in the PRC, we are required to obtain various approvals, licenses, permits, registrations and filings to operate our restaurant business, including the relevant food business license, environmental protection assessment and inspection registration or approval, and fire safety inspection acceptance approval or other alternatives. The Company has not historically been materially and adversely affected by such requirements or by any difficulty, delay or failure to obtain required approvals, licenses, permits, registrations or filings. The Company is also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment, as well as anti-bribery and corruption laws. Compliance with applicable laws and regulations has not had a material effect on the Company’s capital expenditures, earnings and competitive position. However, we cannot predict the effect that the compliance with laws and regulations may have on our capital expenditures, earnings and competitive position in the future. See “Item 1A. Risk Factors” for a discussion of risks relating to federal, state, provincial, local and international governmental regulation of our business.

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

2020 Form 10-K

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

2020 Form 10-K

Gains on Indirect Disposal of Equity Interests in Our China Subsidiaries. In February 2015, the STA issued the STA’s Bulletin on Several Issues of Enterprise Income Tax on Income Arising from Indirect Transfers of Property by Non-resident Enterprises (“Bulletin 7”). Pursuant to Bulletin 7, an “indirect transfer” of Chinese taxable assets, including equity interests in a China resident enterprise (“Chinese interests”), by a non-resident enterprise, may be re-characterized and treated as a direct transfer of Chinese taxable assets, if such arrangement does not have reasonable commercial purpose and the transferor avoids payment of Chinese enterprise income tax. Where a non-resident enterprise conducts an “indirect transfer” of Chinese interests by disposing of equity interests in an offshore holding company, the transferor, transferee and/or the China resident enterprise being indirectly transferred may report such indirect transfer to the relevant Chinese tax authority, which may in turn report upward to the STA. Using general anti-tax avoidance provisions, the STA may treat such indirect transfer as a direct transfer of Chinese interests if the transfer avoids Chinese tax by way of an arrangement without reasonable commercial purpose. As a result, gains derived from such indirect transfer may be subject to Chinese enterprise income tax, and the transferee or other person who is obligated to pay for the transfer would be obligated to withhold the applicable taxes, currently at a rate of up to 10% of the capital gain in the case of an indirect transfer of equity interests in a China resident enterprise. Both the transferor and the party obligated to withhold the applicable taxes may be subject to penalties under Chinese tax laws if the transferor fails to pay the taxes and the party obligated to withhold the applicable taxes fails to withhold the taxes.

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

It is unclear whether Company stockholders that acquired Yum China stock through the distribution or the Global Offering (discussed under “—Our History”) will be treated as acquiring Yum China stock in an open market purchase. If such acquisition of Yum China stock is not treated as acquired in an open market purchase, the listed transaction exception will not be available for transfers of such stock. We expect that transfers in open market transactions of our stock by corporate or other non-individual stockholders that have purchased our stock in open market transactions will not be taxable under the China indirect transfer rules due to the listed enterprise exception. Transfers, whether in the open market or otherwise, of our stock by corporate and other non-individual stockholders that acquired our stock in the distribution or the Global Offering or in non-open market transactions may be taxable under the China indirect transfer rules and our China subsidiaries may have filing obligations in respect of such transfers upon the request of relevant Chinese tax authorities. Transfers of our stock in non-open market transactions by corporate and other non-individual stockholders may be taxable under the China indirect transfer rules, whether or not such stock was acquired in open market transactions, and our China subsidiaries may have filing obligations in respect of such transfers upon the request of relevant China tax authorities. Corporate and other non-individual stockholders may be exempt from taxation under the Chinese indirect transfer rules with respect to transfers of our stock if they are tax resident in a country or region that has a tax treaty or arrangement with China that provides for a capital gains tax exemption and they qualify for that exemption.

2020 Form 10-K

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

Available Information

For important news and information regarding Yum China, including our filings with the U.S. Securities and Exchange Commission (the “SEC”) and the HKEX, visit Yum China's Investor Relations website at http://ir.yumchina.com. Yum China uses this website as a primary channel for disclosing key information to its investors, some of which may contain material and previously non-public information.

The Company makes available through the Investor Relations website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the SEC. These reports may also be obtained by visiting the SEC’s website at http://www.sec.gov.

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

2020 Form 10-K

Item 1A.	Risk Factors.

You should carefully consider each of the following risks, as well as the information included elsewhere in this report, before deciding to invest in our common stock or otherwise in connection with evaluating our business. Based on the information currently known to us, we believe that the following information identifies the most material risk factors affecting us in each of these categories of risk. However, additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline.

2020 Form 10-K

Summary of Risk Factors

We are exposed to a variety of risks, which have been separated into five general groups:

•

Risks related to our business and industry, including (a) food safety and foodborne illness concerns, (b) significant failure to maintain effective quality assurance systems for our restaurants, (c) significant liability claims, food contamination complaints from our customers or reports of incidents of food tampering, (d) health concerns arising from outbreaks of viruses or other illnesses, including the COVID-19 pandemic, (e) the fact that the operation of our restaurants is subject to the terms of the master license agreement with YUM, (f) the fact that substantially all of our revenue is derived from our operations in China, (g) the fact that our success is tied to the success of YUM’s brand strength, marketing campaigns and product innovation, (h) shortages or interruptions in the availability and delivery of food products and other supplies, (i) fluctuation of raw materials prices, (j) our inability to attain our target development goals, the potential cannibalization of existing sales by aggressive development and the possibility that new restaurants will not be profitable, (k) risks associated with leasing real estate, (l) inability to obtain desirable restaurant locations on commercially reasonable terms, (m) labor shortages or increases in labor costs, (n) the fact that our success depends substantially on our corporate reputation and on the value and perception of our brands, (o) the occurrence of security breaches and cyber-attacks, (p) failure to protect the integrity and security of our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf, (q) failures or interruptions of service or security breaches in our information technology systems, (r) the fact that our business depends on the performance of, and our long-term relationships with, third-party mobile payment processors, internet infrastructure operators, internet service providers and delivery aggregators, (s) failure to provide timely and reliable delivery services by our restaurants, (t) our growth strategy with respect to COFFii & JOY and Lavazza may not be successful, (u) the anticipated benefits of our acquisitions may not be realized in a timely manner or at all, (v) challenges and risks related to our e-commerce business, (w) our inability or failure to recognize, respond to and effectively manage the impact of social media, (x) failure to comply with anti-bribery or anti-corruption laws, (y) U.S. federal income taxes, changes in tax rates, disagreements with tax authorities and imposition of new taxes, (z) changes in consumer discretionary spending and general economic conditions, (aa) the fact that the restaurant industry in which we operate is highly competitive, (bb) loss of or failure to obtain or renew any or all of the approvals, licenses and permits to operate our business, (cc) our inability to adequately protect the intellectual property we own or have the right to use, (dd) our licensor’s failure to protect its intellectual property, (ee) seasonality and certain major events in China, (ff) our failure to detect, deter and prevent all instances of fraud or other misconduct committed by our employees, customers or other third parties, (gg) the fact that our success depends on the continuing efforts of our key management and experienced and capable personnel as well as our ability to recruit new talent, (hh) our strategic investments or acquisitions may be unsuccessful; (ii) our investment in technology and innovation may not generate the expected level of returns, (jj) fair value changes for our investment in equity securities and lower yields of our short-term investments may adversely affect our financial condition and results of operations, and (kk) our operating results may be adversely affected by our investment in unconsolidated affiliates;

2020 Form 10-K

•

Risks related to doing business in China, including (a) changes in Chinese political policies and economic and social policies or conditions, (b) uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations, (c) changes in political, business, economic and trade relations between the United States and China, (d) our audit reports are prepared by auditors who are not currently inspected by the Public Company Accounting Oversight Board and, as such, our stockholders are deprived of the benefits of such inspection and our common stock is subject to the risk of delisting from the New York Stock Exchange in the future, (e) fluctuation in the value of the Chinese Renminbi, (f) the fact that we face increasing focus on environmental sustainability issues, (g) limitations on our ability to utilize our cash balances effectively due to governmental control of currency conversion and payments of foreign currency and the Chinese Renminbi out of mainland China, (h) changes in the laws and regulations of China or noncompliance with applicable laws and regulations, (i) reliance on dividends and other distributions on equity paid by our principal subsidiaries in China to fund offshore cash requirements, (j) potential unfavorable tax consequences resulting from our classification as a China resident enterprise for Chinese enterprise income tax purposes, (k) uncertainty regarding indirect transfers of equity interests in China resident enterprises and enhanced scrutiny by Chinese tax authorities, (l) difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China against us, (m) the Chinese government may determine that the variable interest entity structure of Daojia does not comply with Chinese laws on foreign investment in restricted industries, (n) inability to use properties due to defects caused by non-registration of lease agreements related to certain properties, (o) risk in relation to unexpected land acquisitions, building closures or demolitions, (p) potential fines and other legal or administrative sanctions for failure to comply with Chinese regulations regarding our employee equity incentive plans and various employee benefit plans, (q) proceedings instituted by the SEC against certain China-based accounting firms, including our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Exchange Act, (r) restrictions on our ability to make loans or additional capital contributions to our Chinese subsidiaries due to Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental control of currency conversion, and (s) difficulties in pursuing growth through acquisitions due to regulations regarding acquisitions;

•

Risks related to the separation and related transactions, including (a) incurring significant tax liabilities if the distribution does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes and the Company could be required to indemnify YUM for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement, (b) being obligated to indemnify YUM for material taxes and related amounts pursuant to indemnification obligations under the tax matters agreement if YUM is subject to Chinese indirect transfer tax with respect to the distribution, (c) potential indemnification liabilities owing to YUM pursuant to the separation and distribution agreement, (d) the indemnity provided by YUM to us with respect to certain liabilities in connection with the separation may be insufficient to insure us against the full amount of such liabilities, (e) the possibility that a court would require that we assume responsibility for obligations allocated to YUM under the separation and distribution agreement, and (f) potential liabilities due to fraudulent transfer considerations;

•

Risks related to our common stock, including (a) the fact that we cannot guarantee the timing or amount of dividends on, or repurchases of, our common stock, (b) the impact on the trading prices of our common stock due to different characteristics of the capital markets in Hong Kong and the U.S., (c) different interests between Primavera and Ant Financial and other holders of our common stock, and (d) the existence of anti-takeover provisions that may discourage or delay acquisition attempts that you might consider favorable; and

•	General risk factors.

2020 Form 10-K

Risks Related to Our Business and Industry

Food safety and foodborne illness concerns may have an adverse effect on our reputation and business.

Foodborne illnesses, such as E. coli, hepatitis A and salmonella, have occurred and may re-occur within our system from time to time. In addition, food safety issues such as food tampering, contamination and adulteration occur or may occur within our system from time to time. Any report or publicity linking us, our competitors, our restaurants, including restaurants operated by us or our franchisees, to instances of foodborne illness or food safety issues could adversely affect our restaurants’ brands and reputations as well as our revenues and profits and possibly lead to product liability claims, litigation and damages. If a customer of our restaurants becomes ill from foodborne illnesses or as a result of food safety issues, restaurants in our system may be temporarily closed, which would decrease our revenues. In addition, instances or allegations of foodborne illness or food safety issues, real or perceived, involving our or YUM’s restaurants, restaurants of competitors, or suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our restaurants, could result in negative publicity that could adversely affect our sales. The occurrence of foodborne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our franchisees.

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

2020 Form 10-K

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

Health concerns arising from outbreaks of viruses or other illnesses may have a material adverse effect on our business. The COVID-19 pandemic has had, and may continue to have, adverse effects on our results of operations, cash flows and financial condition.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic, such as the COVID-19, avian flu or African swine flu. Outbreaks of contagious illness occur from time to time around the world, including in China where virtually all of our restaurants are located. The occurrence of such an outbreak or other adverse public health developments in China could materially disrupt our business and operations, including if government authorities impose mandatory closures, seek voluntary closures or impose restrictions on operations of restaurants. Furthermore, the risk of contracting viruses or other illnesses that may be transmitted through human contact could cause employees or guests to avoid gathering in public places or interacting with other people, which could materially and adversely affect restaurant guest traffic or the ability to adequately staff restaurants. An outbreak could also cause disruption in our supply chain, increase our raw material costs, increase operational complexity and adversely impact our ability to provide safety measures to protect our employees and customers, which could materially and adversely affect our continuous operations. Our operating costs may also increase as a result of taking precautionary measures to protect the health and wellbeing of our customers and employees during an outbreak. If an outbreak reaches pandemic levels, there may also be long-term effects on the economies of affected countries. Any of the foregoing within China would severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

2020 Form 10-K

For example, the COVID-19 pandemic has adversely affected our results of operations, cash flows and financial condition for full-year 2020. At the peak of the COVID-19 outbreak in China, we closed approximately 35% of our restaurants. For restaurants that remained open, same-store sales declined due to shortened operating hours and reduced traffic, with a significant portion of stores providing only delivery and takeaway services. We expect that our operations will continue to be impacted by the lingering effects of COVID-19, including resurgences and the corresponding actions taken by governmental authorities, such as measures restricting travel and large gatherings, and recommendations against dining out. It remains difficult to predict the full impact of the COVID-19 pandemic on the broader economy and how consumer behavior may change, and whether such change is temporary or permanent. Social distancing, telecommunicating and reductions in travel may become the new normal. These conditions could fundamentally impact the way we work and the services we provide, and could have continuing adverse effects on our results of operations, cash flows and financial condition beyond 2020. The extent to which our operations continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the resurgences and further spread of COVID-19, the actions by the government authorities to contain the pandemic or treat its impact, the effectiveness of those efforts, and the availability and effectiveness of vaccines, among other things. Our insurance policy does not cover any losses we incur as a result of the pandemic. The COVID-19 pandemic also may have the effect of heightening other risks disclosed in the “Risk Factors” section of this report, such as, but not limited to, those related to supply chain management, labor shortage and cost, cybersecurity threats, as well as consumer perceptions of our brands.

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

Under the master license agreement with YUM, we are required to meet a Sales Growth Metric, which requires the average annual Gross Revenue (as defined in the master license agreement) for each of the KFC, Pizza Hut and Taco Bell brands for each rolling five (5) calendar year period throughout the term of the master license agreement (“Measurement Period”), beginning January 1, 2017, to exceed the annual Gross Revenue of the calendar year immediately preceding the corresponding Measurement Period (“Benchmark Year”). To illustrate, the first Measurement Period is January 1, 2017 through December 31, 2021 (corresponding to the first Benchmark Year of January 1, 2016 through December 31, 2016) and the second Measurement Period is January 1, 2018 through December 31, 2022 (corresponding to the second Benchmark Year of January 1, 2017 through December 31, 2017).

The requirement regarding the Sales Growth Metric will begin at the end of the first Measurement Period on December 31, 2021. Within 60 days after the beginning of each calendar year following December 31, 2021, and during the term of the master license agreement, we are required to provide to YUM a written statement with the calculations of the Sales Growth Metric. If our calculations indicate that any of these restaurant brands failed to meet the Sales Growth Metric (an “SGM Breach”), there is a mechanism under the master license agreement for us to explain and remediate such breach in good faith. YUM has the right to terminate the master license agreement in the event of an SGM Breach. In the event of two consecutive SGM Breaches for KFC, Pizza Hut or Taco Bell, YUM shall be entitled to exercise its right to eliminate or modify the exclusivity of the license granted to us and conduct and further develop the relevant restaurant brand in our licensed territory or license one or more third parties to do so.

2020 Form 10-K

The master license agreement may also be terminated upon the occurrence of certain events, such as our insolvency or bankruptcy. We have not experienced any material breach of the master license agreement, and we actively monitor our compliance with the terms of the master license agreement on an on-going basis. Under the master license agreement, we will have the right to cure any breach of the agreement, except for the dissolution, liquidation, insolvency or bankruptcy of the Company or upon the occurrence of an unauthorized transfer or change of control or other breach that YUM determines will not or cannot be cured. Upon the occurrence of a non-curable breach, YUM will have the right to terminate the master license agreement (or our rights to a particular brand) on delivery of written notice. Upon the occurrence of a curable breach, YUM will provide a notice of breach that sets forth a cure period that is reasonably tailored to the applicable breach. If we do not cure the breach, YUM will have the right to terminate the master license agreement (or our rights to a particular brand). The master license agreement also contemplates remedies other than termination that YUM may use as appropriate. These remedies include: actions for injunctive and/or declaratory relief (including specific performance) and/or damages; limitations on our future development rights or suspension of restaurant operations pending a cure; modification or elimination of our territorial exclusivity; and YUM’s right to repurchase from us the business operated under an affected brand at fair market value, less YUM’s damages. If the master license agreement were terminated, or any of our license rights were limited, our business, results of operations and financial condition would be materially adversely affected.

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

The KFC, Pizza Hut and Taco Bell trademarks and related intellectual property are owned by YUM and licensed to us in China, excluding Hong Kong, Macau and Taiwan. The value of these marks depends on the enforcement of YUM’s trademark and intellectual property rights, as well as the strength of YUM’s brands. Due to the nature of licensing and our agreements with YUM, our success is, to a large extent, directly related to the success of the YUM brand strength, including the management, marketing and product innovation success of YUM. Further, if YUM were to reallocate resources away from the KFC, Pizza Hut or Taco Bell brands, these brands and the license rights that have been granted to us could be harmed globally or regionally, which could have a material adverse effect on our results of operations and our competitiveness in China. In addition, strategic decisions made by YUM management related to its brands, marketing and restaurant systems may not be in our best interests and may conflict with our strategic plans.

2020 Form 10-K

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

2020 Form 10-K

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

Our growth strategy includes expanding our ownership and operation of restaurant units through organic growth by developing new restaurants that meet our investment objectives. We may not be able to achieve our growth objectives, and these new restaurants may not be profitable. The opening and success of new restaurants depends on various factors, including:

•	our ability to obtain or self-fund adequate development financing;

•	competition in current and future markets;

•	our degree of penetration in existing markets;

•	the identification and availability of suitable and economically viable locations;

•	sales and margin levels at existing restaurants;

•	the negotiation of acceptable lease or purchase terms for new locations;

•	regulatory compliance regarding restaurant opening and operation;

•	the ability to meet construction schedules;

•	our ability to hire and retain qualified restaurant crews; and

•	general economic and business conditions.

We are subject to all of the risks associated with leasing real estate, and any adverse developments could harm our business, results of operations and financial condition.

As a significant number of our restaurants are operating on leased properties, we are exposed to the market conditions of the retail rental market. As of year-end 2020, we leased the land and/or building for over 8,100 restaurants in China. For information regarding our leased properties, please refer to Item 2. “Properties.” Accordingly, we are subject to all of the risks generally associated with leasing real estate, including changes in the investment climate for real estate, demographic trends, trade zone shifts, central business district relocations, and supply or demand for the use of the restaurants, as well as potential liability for environmental contamination.

2020 Form 10-K

We generally enter into lease agreements with initial terms of 10 to 20 years. Approximately 8% of our existing lease agreements expire before the end of 2021. Most of our lease agreements contain an early termination clause that permits us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases and need to negotiate the terms of renewal with the lessor, who may insist on a significant modification to the terms and conditions of the lease agreement.

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

2020 Form 10-K

The Chinese Labor Contract Law that became effective on January 1, 2008 and amended on December 28, 2012 formalizes workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions, and provides for specific standards and procedures for employees’ protection. Moreover, minimum wage requirements in China have increased and could continue to increase our labor costs in the future. The salary level of employees in the restaurant industry in China has been increasing in the past several years. We may not be able to increase our product prices enough to pass these increased labor costs on to our customers, in which case our business and results of operations would be materially and adversely affected.

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

Technology systems, including our mobile or online platforms, mobile payment and ordering systems, loyalty programs and various other online processes and functions, are critical to our business and operations. For example, as of year-end 2020, KFC had over 275 million loyalty program members and Pizza Hut had over 85 million. KFC member sales represented approximately 60% of KFC’s system sales and Pizza Hut member sales represented approximately 53% of Pizza Hut’s system sales in the fourth quarter of 2020. Digital orders accounted for 80% of KFC and Pizza Hut Company sales in 2020. As we continue to expand our digital initiatives, the risks relating to security breaches and cyber-attacks against our systems, both internal and those we have outsourced, may increase.

2020 Form 10-K

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

We have been using, and plan to continue to use, digital technologies to improve the customer experience and drive sales growth. We, directly or indirectly, receive and maintain certain personal, financial and other information about our customers in various information systems that we maintain and in those maintained by third-party service providers when, for example, receiving orders through mobile or online platforms, accepting digital payments, operating loyalty programs and conducting digital marketing programs. Our information technology systems, such as those we use for administrative functions, including human resources, payroll, accounting and internal and external communications, can contain personal, financial or other information of our over 400,000 employees. We also maintain important proprietary and other confidential information related to our operations and identifiable information about our franchisees. As a result, we face risks inherent in handling and protecting large volumes of information.

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

2020 Form 10-K

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

Our operations are dependent upon the successful and uninterrupted functioning of our computer and information technology systems. We rely heavily on information technology systems across our operations, including those we use for finance and accounting functions, supply chain management, point-of-sale processing, online and mobile platforms, mobile payment processing, loyalty programs and various other processes and functions, and many of these systems are interdependent on one another for their functionality. Additionally, the success of several of our initiatives to drive growth, including our priority to expand digital engagement with our customers, is highly dependent on the reliability, availability, integrity, scalability and capacity of our information technology systems. We also rely on third-party providers and platforms for some of these information technology systems and support.

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

2020 Form 10-K

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

Digital payments, including mobile payments, accounted for approximately 97% of Yum China Company sales in 2020. The ability to accept mobile payments is critical to our business. We accept payments through third-party mobile payment processors, such as WeChat Pay, Alipay and Union Pay. We also developed and launched YUMC Pay in the first quarter of 2019, in partnership with Union Pay, which offers a convenient payment option for users within a single App. If we fail to extend or renew the agreements with these mobile payment processors on acceptable terms or if these mobile payment processors are unwilling or unable to provide us with payment processing service or impose onerous requirements on us in order to access their services, or if they increase the fees they charge us for these services, our business and results of operations could be harmed.

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

2020 Form 10-K

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

As of year-end 2020, over 7,600 KFC and Pizza Hut restaurants offer delivery services. Delivery contributed to approximately 30% of KFC and Pizza Hut Company sales for 2020. Customers may order delivery service through KFC and Pizza Hut’s websites and Apps. KFC and Pizza Hut have also partnered with third-party delivery aggregators, allowing our products to be listed on and ordered through their mobile or online platforms.

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

Our growth strategy with respect to COFFii & JOY and Lavazza may not be successful.

As part of our strategy to tap into the growing China coffee market, we started to develop COFFii & JOY as our standalone specialty coffee concept in 2018. As of year-end 2020, we opened 42 COFFii & JOY coffee stores in eight cities in China using different store formats. In April 2020, we established a joint venture with Lavazza Group to explore and develop the Lavazza coffee shop concept in China. As of December 31, 2020, there were four Lavazza units in China. We plan to continue to scale up the operations of COFFii & JOY and Lavazza in the near future, which may require significant capital and management attention.

The success of COFFii & JOY and Lavazza depends in large part on our ability to secure optimal locations, introduce new and unique store formats, and operate these stores profitably. The effectiveness of our supply chain management to assure reliable coffee supply at competitive prices is one of the key factors to the success of COFFii & JOY and Lavazza.

There is no assurance that our growth strategy with respect to COFFii & JOY and Lavazza will be successful or generate expected returns in the near term or at all. If we fail to execute this growth strategy successfully, our business, results of operations and financial condition may be materially and adversely affected.

2020 Form 10-K

The anticipated benefits of our acquisitions may not be realized in a timely manner or at all.

In May 2017, we acquired a controlling interest in Daojia with the expectation that the acquisition will further enhance our digital and delivery capabilities, and accelerate growth by building know-how and expertise in the expanding delivery market. In the fourth quarter of 2018, due to declining sales as a result of intensified competition among delivery aggregators, we recorded an impairment charge of $12 million on intangible assets acquired from the Daojia business primarily attributable to the Daojia platform. In the fourth quarter of 2019, due to continuing declining sales and margin, we further wrote down the Daojia reporting unit goodwill and intangible assets to zero, and recorded an additional impairment charge of $11 million. In April 2020, we completed the acquisition of a 93.3% interest in Huang Ji Huang, a leading Chinese-style casual dining franchise business, for cash consideration of $185 million. As of December 31, 2020, the carrying amounts of intangible assets and goodwill attributable to Huang Ji Huang reporting unit was $104 million and $64 million, respectively. With this acquisition, we aim to gain a stronger foothold and enhanced know-how in the Chinese dining space and create synergies. Achieving those anticipated benefits is subject to a number of uncertainties.

The operation of the acquired businesses could also involve further unanticipated costs and divert management’s attention away from day-to-day business concerns. We cannot assure you that we will be able to achieve the anticipated benefits of any business acquisitions.

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

2020 Form 10-K

Our inability or failure to recognize, respond to and effectively manage the impact of social media could materially adversely impact our business and results of operations.

As a customer-facing industry, the Company is heavily reliant on its brand, the perception of which may be significantly impacted by social media. In recent years, there has been a marked increase in the use of social media platforms, including weblogs (blogs), mini-blogs, WeChat and other chat platforms, social media websites, and other forms of internet-based communications, which allow individual access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants’ post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The online dissemination of negative comments about our brands and business, including inaccurate or irresponsible information, could harm our business, reputation, prospects, results of operations and financial condition. The damage may be immediate and intense, without affording us an opportunity for redress or correction, and we may not be able to recover from any negative publicity in a timely manner or at all.  If we fail to recognize, respond to and effectively manage the accelerated impact of social media, our reputation, business and results of operation could be materially and adversely affected.

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

The U.S. Foreign Corrupt Practices Act and similar Chinese laws and other similar applicable laws prohibiting bribery of government officials and other corrupt practices are the subject of increasing emphasis and enforcement around the world. Although we continue to implement policies and procedures designed to duly comply with these laws, there can be no assurance that our employees, contractors, agents or other third parties will not take actions in violation of our policies or applicable law, particularly as we expand our operations through organic growth and acquisitions. Any such violations or suspected violations could subject us to civil or criminal penalties, including substantial fines and significant investigation costs, and could also materially damage our brands, as well as our reputation and prospects, business and results of operations. Publicity relating to any noncompliance or alleged noncompliance could also harm our reputation and adversely affect our business and results of operations.

As a U.S. company with operations concentrated in China, we are subject to both U.S. federal income tax and Chinese enterprise income tax, which could result in relatively higher taxes compared to companies operating primarily in the U.S.

Yum China is a Delaware corporation that indirectly owns the subsidiaries that conduct our business in China and is subject to both U.S. federal income tax and Chinese enterprise income tax. While U.S. tax law generally exempts all of the foreign-source dividends paid to the U.S. parent company, with operations primarily in China, we continue to be subject to the Chinese enterprise income tax at a rate of 25% and an additional 10% withholding tax on any earnings repatriated outside of China levied by the Chinese tax authorities, subject to any reduction or exemption set forth in relevant tax treaties or tax arrangements. This may put Yum China at a relative disadvantage compared to companies operating primarily in the U.S., which are currently subject to a U.S. corporate income tax rate of 21%.

In addition, U.S. tax law provides anti-deferral and anti-base erosion provisions that may subject the U.S. parent company to additional U.S. taxes under certain circumstances. If we are assessed with these taxes, it could cause our effective tax rate to increase and affect the amount of any distributions available to our stockholders.

2020 Form 10-K

Tax matters, including changes in tax rates, disagreements with tax authorities and imposition of new taxes could impact our results of operations and financial condition.

We are subject to income taxes as well as non-income based taxes, such as VAT, customs duty, property tax, stamp duty, environmental protection tax, withholding taxes and obligations and local surcharges, in China and income tax and other taxes in the U.S. and other jurisdictions. We are also subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other tax authorities with respect to income and non-income based taxes, including transfer pricing. Our operations in respective jurisdictions generally remain subject to examination for tax years as far back as 2006, some of which years are currently under audit by local tax authorities. If Chinese tax authorities, the IRS or other tax authorities disagree with our tax positions, we could face additional tax liabilities, including interest and penalties. Payment of such additional amounts upon final settlement or adjudication of any disputes could have a material adverse impact on our results of operations and financial condition.

In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. For example, the U.S. Tax Act implemented broad reforms to the U.S. corporate income tax system and significantly altered how U.S. multinational corporations are taxed on foreign earnings. In addition, the new U.S. Presidential Administration has indicated support for proposals to increase the U.S. corporate income tax rate. Any increases in tax rates or changes in tax laws or the interpretations thereof could have a material adverse impact on our results of operations and financial condition.

Moreover, the tax regime in China is rapidly evolving and there can be significant uncertainty for taxpayers in China as Chinese tax laws may change significantly or be subject to uncertain interpretations. Since 2012, the Chinese government launched a VAT pilot reform to replace BT to make reform to its retail tax structure by ending the co-existence of BT and VAT where BT would be gradually phased out and replaced by VAT. The retail tax structure reform is intended to be a progressive and positive shift to more closely align with a more modern service-based economy. Effective May 1, 2016, the retail tax structure reform has been rolled out to cover all business sectors nationwide where the BT has been completely replaced by VAT. The interpretation and application of the new VAT regime are not settled at some local governmental levels. In addition, the timetable for enacting the prevailing VAT regulations into national VAT law, including ultimate enacted VAT rates, is not clear. Changes in legislation, regulation or interpretation of existing laws and regulations in the U.S., China, and other jurisdictions where we are subject to taxation could increase our taxes and have an adverse effect on our results of operations and financial condition.

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

2020 Form 10-K

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

In addition, increased awareness about nutrition and healthy lifestyles may cause consumers to demand more healthy foods. If we are unable to respond to such changes in consumer taste and preferences in a timely manner or at all, or if our competitors are able to address these concerns more effectively, our business, financial condition and results of operations may be materially and adversely affected.

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

In accordance with the laws and regulations of China, we are required to maintain various approvals, licenses, permits, registrations and filings in order to operate our restaurant business. Each of our restaurants in China is required to obtain (1) the relevant food business license; (2) the environmental protection assessment and inspection registration or approval; and (3) the fire safety inspection acceptance approval or other alternatives. Some of our restaurants which sell alcoholic beverages are required to make further registrations or obtain additional approvals. These licenses and registrations are achieved upon satisfactory compliance with, among other things, the applicable food safety, hygiene, environmental protection, fire safety and alcohol laws and regulations. Most of these licenses are subject to periodic examinations or verifications by relevant authorities and are valid only for a fixed period of time and subject to renewal and accreditation. We did not obtain these licenses or approvals for a limited number of our restaurants in a timely manner in the past and there is no assurance that we or our franchisees will be able to obtain or maintain any of these licenses in the future.

2020 Form 10-K

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

Our sales are subject to seasonality. For example, we typically generate higher sales during Chinese festivities, holiday seasons as well as summer months, but relatively lower sales and lower operating profit during the second and fourth quarters. As a result of these fluctuations, softer sales during a period in which we have historically experienced higher sales (such as the disruption in operations from the COVID-19 outbreak) would have a disproportionately negative effect on our full-year results, and comparisons of sales and results of operations within a financial year may not be able to be relied on as indicators of our future performance. Any seasonal fluctuations reported in the future may differ from the expectations of our investors.

2020 Form 10-K

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

2020 Form 10-K

Fair value changes for our investment in equity securities and lower yields of our short-term investments may adversely affect our financial condition and results of operations.

We may invest in equity securities and short-term investments, such as time deposits, from time to time. In September 2018, we invested in the equity securities of Meituan, the fair value of which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our consolidated statements of income. We recorded related gains of $104 million and $63 million for 2020 and 2019, respectively. Our short-term investments as of December 31, 2020 and December 31, 2019 amounted to $3,105 million and $611 million, respectively. We cannot guarantee that our investment in equity securities will not experience fair value losses, which may adversely affect our period-to-period earnings, financial condition and results of operations. In addition, our short-term investments may earn yields lower than anticipated, and any failure to realize the benefits we expected from these investments may adversely affect our financial results.

Our operating results may be adversely affected by our investment in unconsolidated affiliates.

As of December 31, 2020, approximately 6% of our restaurants were held by unconsolidated affiliates. These unconsolidated affiliates are joint venture entities partially owned by us. We apply the equity method to account for the investments in unconsolidated affiliates over which we have significant influence but do not control. Our share of the earnings or losses of these unconsolidated affiliates are included in other income in our consolidated statements of income. Even if there is no cash flow from unconsolidated affiliates until dividends are received, the performance of unconsolidated affiliates may affect our results of operations through our equity method accounting. In addition, we evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary and when they have experienced two consecutive years of operating losses. In addition, when we acquire additional equity interest in the unconsolidated affiliates to obtain control, it may result in gain or loss from re-measurement of our previously held equity interest and thus have a significant impact on our operating results. As a result of the acquisition of Suzhou KFC, a former unconsolidated affiliate, in the third quarter of 2020, we recognized a gain of $239 million from the re-measurement of our previously held 47% equity interest at fair value.

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

2020 Form 10-K

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

2020 Form 10-K

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

During 2020, political tensions between the United States and China escalated, with a number of actions taken by the U.S. government, such as the Clean Network program announced on August 5, 2020 to protect U.S. telecommunication and technology infrastructure, and the two executive orders issued by former President Trump on August 6, 2020 to ban any person or property subject to the jurisdiction of the United States from any transaction with ByteDance and from any transaction related to WeChat by any person or with respect to any property subject to the jurisdiction of the United States, to the extent that any such transaction is identified by the Secretary of Commerce as being subject to the prohibitions stated in the executive orders. The directives issued on September 19, 2020 by the Secretary of Commerce to implement the WeChat executive order only identified prohibited transactions that are limited to the territory of the United States. The Secretary of Commerce withdrew the directive from publication on September 21, 2020 after a U.S. federal district court issued a preliminary injunction in a challenge to the directive, but even as issued, the directive was not expected to have any impact on our operations in China. On January 5, 2021, former President Trump signed an executive order banning transactions by any person, or with respect to any property, subject to the jurisdiction of the U.S. with persons that develop or control the following Chinese-connected software applications or with their subsidiaries: Alipay, CamScanner, QQ Wallet, SHAREit, Tencent QQ, VMate, WeChat Pay, and WPS Office, some of which we use in our business. On or after February 19, 2021, the Secretary of Commerce is required to identify the transactions and persons that develop or control the Chinese-connected software applications. It is unclear whether the Biden Administration will amend or reverse this executive order. The implementation of this executive order could adversely affect our business in a material way. We cannot foresee whether and how developments in similar policy actions or any other policy actions taken by the U.S. or Chinese government will impact our business and financial performance. In addition, changes in political, business, economic and trade relations between the United States and China may trigger negative customer sentiment towards western brands in China, potentially resulting in a negative impact on our results of operations and financial condition.

2020 Form 10-K

The audit report included in this annual report on Form 10-K is prepared by auditors who are not currently inspected by the Public Company Accounting Oversight Board and, as such, our stockholders are deprived of the benefits of such inspection and our common stock is subject to delisting from the New York Stock Exchange in the future.

As an auditor of companies that are publicly traded in the United States and a firm registered with the Public Company Accounting Oversight Board (“PCAOB”), our independent registered public accounting firm is required under the laws of the United States to undergo regular inspections by the PCAOB. However, because we have substantial operations within China, our independent registered public accounting firm’s audit documentation related to their audit report included in this annual report on Form 10-K is located in China. The PCAOB is currently unable to conduct full inspections in China or review audit documentation located within China without the approval of Chinese authorities. Accordingly, the PCAOB has not inspected our independent registered public accounting firm or reviewed documentation related to the audit of our financial statements.

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

On December 18, 2020, the Holding Foreign Companies Accountable Act (the “Act”) was signed into law. The Act requires the SEC to prohibit the securities of any “covered issuer,” including the Company, from being traded on any of the U.S. securities exchanges, including the New York Stock Exchange, or traded “over-the-counter,” if the auditor of the covered issuer’s financial statements is not subject to PCAOB inspection for three consecutive years, beginning in 2021.  In the event that the PCAOB is unable to conduct full inspections in China or review audit documentation located within China for three consecutive years, which is subject to a variety of factors outside our control including the approval of Chinese authorities, our common stock will be delisted from the New York Stock Exchange, which will limit the liquidity of our common stock and our access to U.S. capital markets. The Act, and any additional rulemaking efforts to increase U.S. regulatory access to audit information in China, could cause investor uncertainty for affected companies, including us, and the market price of our common stock could be materially adversely affected.

Fluctuation in the value of RMB may result in foreign currency exchange losses.

The conversion of the Renminbi (“RMB”) into foreign currencies, including U.S. dollars, is based on rates set by the People’s Bank of China (“PBOC”). RMB appreciated by more than 20% against the U.S. dollar between July 2005 and July 2008. Between July 2008 and June 2010, the exchange rate between RMB and the U.S. dollar remained within a narrow range and, after June 2010, RMB appreciated slowly against the U.S. dollar again. On August 11, 2015, however, RMB depreciated by approximately 2% against the U.S. dollar, and exchange rate change of RMB against the U.S. dollar occurred relatively suddenly. In 2018 and 2019, RMB fell approximately 6% and 1%, respectively, against the U.S. dollar, while in 2020, RMB appreciated 6% against the U.S. dollar. It is difficult to predict how market forces or Chinese or U.S. government policy may impact the exchange rate between RMB and the U.S. dollar in the future.

2020 Form 10-K

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

The increasing focus on environmental sustainability issues may create operational challenges for us and increase our costs.

There has been increasing public focus by governmental and non-governmental organizations on environmental sustainability matters, including climate change and deforestation. In line with the national standards and local requirements to reduce plastic waste in China, we have launched a series of plastic reduction and environmentally friendly packaging initiatives across our brands. We are committed to gradually replacing existing plastic packaging with paper straws, wooden cutleries, paper bags, and biodegradable plastic bags, and working towards a 30% reduction on non-degradable plastic packaging weight by 2025. We may face operational challenges in sourcing suitable alternative packaging materials. In addition, we may incur significant costs for using alternative packaging materials, which in turn may have an adverse impact on our profit margins. We also face related risks including the increased pressure to make sustainability commitments, set targets and take actions to meet them, which could expose us to additional operational challenges, execution costs and reputational risks.

2020 Form 10-K

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

Our business and operations are subject to the laws and regulations of China, which continue to evolve. For example, on January 9, 2021, China’s Ministry of Commerce (“MOFCOM”) issued the Rules on Blocking Improper Extraterritorial Application of Foreign Legislation and Other Measures (the “Blocking Rules”), which established a blocking regime in China to counter the impact of foreign sanctions on Chinese persons. The Blocking Rules have become effective upon issuance, but have only established a framework of implementation, and the rules’ effects will remain unclear until the Chinese government provides clarity on the specific types of extraterritorial measures to which the rules will apply. At this time, we do not know the extent to which the Blocking Rules will impact our operations. There is no assurance that we will be able to comply fully with applicable laws and regulations should there be any amendment to the existing regulatory regime or implementation of any new laws and regulations. In addition, the interpretations of many laws and regulations are not always uniform and enforcement of these laws and regulations involve uncertainties.

2020 Form 10-K

The continuance of our operations depends upon compliance with, among other things, applicable Chinese environmental, health, safety, labor, social security, pension and other laws and regulations. Failure to comply with such laws and regulations could result in fines, penalties or lawsuits.

Furthermore, our business and operations in China entail the procurement of licenses and permits from the relevant authorities. Rapidly evolving laws and regulations and inconsistent interpretations and enforcements thereof could impede our ability to obtain or maintain the required permits, licenses and certificates required to conduct our businesses in China. Difficulties or failure in obtaining the required permits, licenses and certificates could result in our inability to continue our business in China in a manner consistent with past practice. In such an event, our business, results of operations and financial condition may be adversely affected.

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

2020 Form 10-K

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

2020 Form 10-K

We and our stockholders face uncertainty with respect to indirect transfers of equity interests in China resident enterprises through transfer of non-Chinese-holding companies. Enhanced scrutiny by the Chinese tax authorities may have a negative impact on potential acquisitions and dispositions we may pursue in the future.

In February 2015, the STA issued Bulletin 7, pursuant to which an “indirect transfer” of Chinese taxable assets, including equity interests in a Chinese resident enterprise, by a non-resident enterprise may be re-characterized and treated as a direct transfer of Chinese taxable assets, if such arrangement does not have reasonable commercial purpose and the transferor avoids payment of Chinese enterprise income tax. Where a non-resident enterprise conducts an “indirect transfer” of Chinese interests by disposing of equity interests in an offshore holding company that directly or indirectly owns Chinese interests, the transferor, transferee and/or the China resident enterprise may report such indirect transfer to the relevant Chinese tax authority, which may in turn report upward to the STA. Using general anti-tax avoidance provisions, the STA may treat such indirect transfer as a direct transfer of Chinese interests if the transfer avoids Chinese tax by way of an arrangement without reasonable commercial purpose. As a result, gains derived from such indirect transfer may be subject to Chinese enterprise income tax, and the transferee or other person who is obligated to pay for the transfer would be obligated to withhold the applicable taxes, currently at a rate of up to 10% of the capital gain in the case of an indirect transfer of equity interests in a China resident enterprise. Both the transferor and the party obligated to withhold the applicable taxes may be subject to penalties under Chinese tax laws if the transferor fails to pay the taxes and the party obligated to withhold the applicable taxes fails to withhold the taxes. However, the above regulations do not apply if either (i) the selling non-resident enterprise recognizes the relevant gain by purchasing and selling equity of the same listed enterprise in the open market (the “listed enterprise exception”); or (ii) the selling non-resident enterprise would have been exempted from enterprise income tax in China pursuant to applicable tax treaties or tax arrangements, if it had directly held and transferred such Chinese interests that were indirectly transferred. The China indirect transfer rules do not apply to gains recognized by individual stockholders. However, in practice, there have been a few reported cases of individuals being taxed on the indirect transfer of Chinese interests and the law could be changed so as to apply to individual stockholders, possibly with retroactive effect. In addition, the PRC Individual Income Tax Law and relevant regulations (“IITL”), revised effective January 1, 2019, impose general anti-avoidance tax rules (“GAAR”) on transactions conducted by individuals. As a result, if the China tax authority invokes the GAAR and deems that indirect transfers made by individual stockholders lack reasonable commercial purposes, any gains recognized on such transfers might be subject to individual income tax in China at the standard rate of 20%.

It is unclear whether stockholders that acquired our stock through the distribution or the Global Offering will be treated as acquiring such stock in an open market purchase. If such stock is not treated as acquired in an open market purchase, the listed transaction exception will not be available for transfers of such stock. We expect that transfers in open market transactions of our stock by corporate or other non-individual stockholders that have purchased our stock in open market transactions will not be taxable under the China indirect transfer rules due to the listed enterprise exception. Transfers, whether in the open market or otherwise, of our stock by corporate and other non-individual stockholders that acquired our stock in the distribution or the Global Offering or in non-open market transactions may be taxable under the China indirect transfer rules and our China subsidiaries may have filing obligations in respect of such transfers, upon the request of relevant Chinese tax authorities. Transfers of our stock in non-open market transactions by corporate and other non-individual stockholders may be taxable under the China indirect transfer rules, whether or not such stock was acquired in open market transactions, and our China subsidiaries may have filing obligations in respect of such transfers upon the request of relevant Chinese tax authorities. Corporate and other non-individual stockholders may be exempt from taxation under the China indirect transfer rules with respect to transfers of our stock if they are tax resident in a country or region that has a tax treaty or arrangement with China that provides for a capital gains tax exemption and they qualify for that exemption.

2020 Form 10-K

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

There may be difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. Some of our directors and executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China upon these persons, including with respect to matters arising under applicable U.S. federal and state securities laws. In addition, there are significant legal and other obstacles in China to providing information needed for regulatory investigations or litigation initiated by regulators outside China. Overseas regulators may have difficulties in conducting investigations or collecting evidence within China. It may also be difficult for investors to bring an original lawsuit against us or our directors or executive officers based on U.S. federal securities laws in a Chinese court. Moreover, China does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts. Therefore, even if a judgment were obtained against us or our management for matters arising under U.S. federal or state securities laws or other applicable U.S. federal or state law, it may be difficult to enforce such a judgment.

The Chinese government may determine that the variable interest entity structure of Daojia does not comply with Chinese laws on foreign investment in restricted industries.

Through the acquisition of Daojia, we also acquired a variable interest entity (“VIE”) and subsidiaries of the VIE in China effectively controlled by Daojia.

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

However, the VIE structure and contractual arrangements described above may not be as effective in providing control over Daojia’s consolidated affiliated entities as direct ownership. The VIE structure may result in unauthorized use of indicia of corporate power or authority, such as chops and seals. Control over Daojia’s consolidated affiliated entities may also be jeopardized if the shareholders holding equity interest in the consolidated affiliated entities breach the terms of the contractual agreements.

2020 Form 10-K

In addition, there are substantial uncertainties regarding the interpretation and application of current Chinese laws, rules and regulations related to VIE structure. It is also uncertain whether any new Chinese laws, rules or regulations relating to VIE structure will be adopted, or if adopted, what their implications would be on Daojia. If the VIE structure is found to be in violation of any existing or future Chinese laws, rules or regulations, the relevant PRC regulatory bodies would have broad discretion to take action in dealing with these violations, including revoking the business and operating licenses of Daojia’s consolidated affiliated entities, requiring Daojia to restructure its operations or taking other regulatory or enforcement actions against Daojia. The contractual arrangements may also be (i) disregarded by the PRC tax authorities and result in increased tax liabilities; or (ii) found by Chinese government authorities, courts or arbitral tribunals to be unenforceable. Any of the foregoing could result in a material adverse effect on Daojia’s business operations.

Certain defects caused by non-registration of our lease agreements related to certain properties occupied by us in China may materially and adversely affect our ability to use such properties.

As of December 31, 2020, we leased over 8,100 properties in China, and to our knowledge, the lessors of most properties leased by us, most of which are used as premises for our restaurants, had not registered the lease agreements with government authorities in China.

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

To date, the operation of our restaurants has not been materially disrupted due to the non-registration of our lease agreements. No fines, actions or claims have been instituted against us or, to our knowledge, the lessors with respect to the non-registration of our lease agreements. However, we cannot assure you that our lease agreements relating to, and our right to use and occupy, our premises will not be challenged in the future.

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

2020 Form 10-K

Any failure to comply with Chinese regulations regarding our employee equity incentive plans may subject Chinese plan participants or us to fines and other legal or administrative sanctions.

Pursuant to SAFE Circular 37, China residents who participate in share incentive plans in overseas non-publicly listed companies may submit applications to SAFE or its local branches for foreign exchange registration with respect to offshore special purpose companies. We and our directors, executive officers and other employees who are Chinese citizens or who have resided in China for a continuous period of not less than one year and who have been granted restricted shares, restricted stock units (“RSUs”), performance share units (“PSUs”), stock appreciation rights (“SARs”), or stock options (collectively, the “share-based awards”) are subject to the Notice on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly Listed Company, issued by SAFE in February 2012, according to which, employees, directors, supervisors and other management members participating in any stock incentive plan of an overseas publicly-listed company who are Chinese citizens or who are non-Chinese citizens residing in China for a continuous period of not less than one year, subject to limited exceptions, are required to register with SAFE through a domestic qualified agent, which could be a Chinese subsidiary of such overseas listed company, and complete certain other procedures. Failure to complete SAFE registrations may result in fines and legal sanctions and may also limit our ability to make payments under our equity incentive plans or receive dividends or sales proceeds related thereto, or our ability to contribute additional capital into our wholly-foreign owned enterprises in China and limit our wholly-foreign owned enterprises’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional equity incentive plans for our directors and employees under Chinese law.

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

2020 Form 10-K

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

In January 2014, the administrative judge reached an initial decision that the Chinese member firms of the “big four” accounting firms should be barred from practicing before the SEC for a period of six months. In February 2015, the Chinese member firms of the “big four” accounting firms reached a settlement with the SEC. As part of the settlement, each of the “big four” accounting firms agreed to a censure and to pay a fine to the SEC to settle the dispute with the SEC and stay the proceedings for four years; under the terms of the settlement, the proceedings were deemed dismissed with prejudice in February 2019. It remains unclear whether the SEC will commence new administrative proceedings against all four firms.

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

2020 Form 10-K

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

2020 Form 10-K

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

2020 Form 10-K

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

2020 Form 10-K

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

We separated from YUM on October 31, 2016, becoming an independent, publicly traded company under the ticker symbol “YUMC” on the New York Stock Exchange on November 1, 2016. As part of the separation and distribution agreement, we agreed to indemnify YUM for claims against YUM relating to Yum China’s business prior to the spin-off in 2016 as well as other liabilities. These liabilities include, among others, (i) our failure to pay, perform or otherwise promptly discharge any liabilities or contracts relating to the Company business, in accordance with their respective terms, whether prior to, at or after the distribution; (ii) any guarantee, indemnification obligation, surety bond or other credit support agreement, arrangement, commitment or understanding by YUM for our benefit, unless related to liabilities primarily associated with the YUM business; (iii) certain tax liabilities related to Bulletin 7 under PRC tax laws, which provides that in certain circumstances a non-resident enterprise may be subject to Chinese enterprise income tax on an “indirect transfer” of Chinese interests; (iv) any breach by us of the separation and distribution agreement or any of the ancillary agreements or any action by us in contravention of our amended and restated certificate of incorporation or amended and restated bylaws; and (v) any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the information statement relating to the distribution or any other disclosure document that describes the separation or the distribution or the Company and its subsidiaries or primarily relates to the transactions contemplated by the separation and distribution agreement, subject to certain exceptions. If we are required to indemnify YUM under the circumstances set forth in the separation and distribution agreement, we may be subject to substantial liabilities.

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

2020 Form 10-K

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

Risks Related to Our Common Stock

The Company cannot guarantee the timing or amount of dividends on, or repurchases of, its common stock.

We intend to retain a significant portion of our earnings to finance the operation, development and growth of our business. Our board of directors commenced a quarterly cash dividend in October 2017, which was temporarily suspended during part of 2020 due to the impacts of the COVID-19 pandemic. Any future determination to declare and pay cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, actual or anticipated cash requirements, tax considerations, contractual or regulatory restrictions and such other factors as our board of directors deems relevant. Our board of directors has also authorized a $1.4 billion share repurchase program. Starting in the second quarter of 2020, our share repurchases have been suspended due to the impacts of the COVID-19 pandemic. Any future repurchases under the program will be at the discretion of management and we cannot guarantee the timing or amount of any share repurchases. For more information, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

2020 Form 10-K

The different characteristics of the capital markets in Hong Kong and the U.S. may negatively affect the trading prices of our shares.

We are subject to both New York Stock Exchange and Hong Kong Stock Exchange listing and regulatory requirements concurrently. The Hong Kong Stock Exchange and the New York Stock Exchange have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation). As a result of these differences, the trading prices of shares of our common stock may not be the same on the two exchanges, even allowing for currency differences. Certain events having significant negative impact specifically on the U.S. capital markets may result in a decline in the trading price of our shares on the Hong Kong Stock Exchange notwithstanding that such event may not impact the trading prices of securities listed in Hong Kong generally or to the same extent, or vice versa. Because of the different characteristics of the U.S. and Hong Kong capital markets, the historical market prices of our shares may not be indicative of the trading performance of the shares in the future.

As a company with a secondary listing on the Hong Kong Stock Exchange under Chapter 19C of the Rules Governing the Listing of Securities on The Stock Exchange of Hong Kong Limited (the “Hong Kong Listing Rules”), we adopt different practices as to certain matters as compared with many other companies listed on the Hong Kong Stock Exchange. If 55% or more of the total worldwide trading volume, by dollar value, of our shares over our most recent fiscal year takes place on the Hong Kong Stock Exchange, the Hong Kong Stock Exchange will regard us as having a dual primary listing in Hong Kong and we will no longer enjoy certain exemptions or waivers from strict compliance with the requirements under the Hong Kong Listing Rules, the Companies (Winding Up and Miscellaneous Provisions) Ordinance, the Codes on Takeovers and Mergers and Share Buy-backs and the Securities and Futures Ordinance, which could result in our incurring of incremental compliance costs.

The interests of the Investors may differ from the interests of other holders of Company common stock, and the ownership percentage of other holders of Company common stock will be diluted as a result of any exercise of the warrants issued to the Investors.

In connection with the separation and distribution, Pollos Investment L.P., an affiliate of Primavera Capital Group (“Primavera”), and API (Hong Kong) Investment Limited, an affiliate of Zhejiang Ant Small and Micro Financial Services Group Co., Ltd. (“Ant Financial” and together with Primavera, the “Investors”) received shares of common stock, representing approximately 4.4% of the outstanding shares of Company common stock as of December 31, 2020. In addition, the Investors were issued warrants to purchase approximately 4% of the then outstanding shares of Company common stock in January 2017. Each of Primavera and Ant Financial has entered into pre-paid forward sale transactions with respect to all of their warrants with several financial institutions, pursuant to which Primavera and Ant Financial are obligated to deliver their respective warrants on the applicable settlement date. Any shares issued as a result of the exercise of the warrants will have a dilutive effect on the Company’s basic earnings per share, which could adversely affect the market price of Company common stock. In addition, the Investors have the ability to acquire additional shares of Company common stock in the open market (subject to an aggregate beneficial ownership interest limit of 19.9%).

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

2020 Form 10-K

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

General Risk Factors

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

2020 Form 10-K

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including revenue recognition, long-lived asset impairment, impairment of goodwill and other intangible assets, lease accounting, share-based compensation and recoverability of deferred tax assets are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition. New accounting guidance may require systems and other changes that could increase our operating costs and/or change our financial statements. For example, implementing the new lease standard issued by Financial Accounting Standards Board requires us to make significant changes to our lease management system and other accounting systems, and results in changes to our financial statements. The adoption of the new accounting standard for leases may result in a higher amount of impairment loss on newly recognized right-of-use assets and negatively impact our results of operations. Upon adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”) on January 1, 2019, an impairment charge of $60 million (net of related impact on deferred taxes and noncontrolling interests) on right-of-use assets arising from existing operating leases as of January 1, 2019 was recorded as an adjustment to retained earnings, as the additional impairment charge would have been recorded before adoption had the operating lease right-of-use assets been recognized at the time of impairment. See Note 12 for details on the impairment charge recorded upon adoption of ASC 842 as well as subsequent impairment charges.

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

2020 Form 10-K

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

The Company’s stock price may fluctuate significantly.

The trading price of shares of our common stock can be volatile and could fluctuate widely in response to a variety of factors, many of which are beyond our control. In addition, the performance and fluctuation of the market prices of other companies with business operations located mainly in China that have listed their securities in Hong Kong and/or the United States may affect the volatility in the prices of and trading volumes for our shares. Some of these companies have experienced significant volatility. The trading performances of these companies’ securities at the time of or after their offerings may affect the overall investor sentiment towards other companies with business operations located mainly in China and listed in Hong Kong and/or the United States and consequently may impact the trading performance of our shares. In addition to market and industry factors, the prices and trading volumes for our shares may be highly volatile for specific business reasons, including:

•	actual or anticipated fluctuations in the our results of operations;

•

significant liability claims, health concerns, food contamination complaints from our customers, shortages or interruptions in the availability of food or other supplies, or reports of incidents of food tampering;

•	foreign exchange issues;

•	geopolitical instability, conflict, or social unrest in the markets in which we operate, in Hong Kong, the United States or worldwide;

•	changes in the regulatory, legal and political environment in which we operate, in Hong Kong, the United States and or worldwide; or

•	the domestic and worldwide economies as a whole;

Any of these factors may result in large and sudden changes in the volume and trading price of our shares.

2020 Form 10-K

Substantial future sales or perceived potential sales of our shares in the public market could cause the price of our shares to decline significantly.

Sales of shares of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our shares to decline significantly. Divesture in the future of our shares by stockholders, the announcement of any plan to divest our shares, or hedging activity by third-party financial institutions in connection with similar derivative or other financing arrangements entered into by stockholders, could cause the price of our shares to decline.

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

As of year-end 2020, we leased land, building or both for over 8,100 units in China, which unit count includes land use rights for over 40 properties. We believe that our properties are generally in good operating condition and are suitable for the purposes for which they are being used. The Company-owned units are further detailed as follows:

•	KFC leased land, building or both (including land use rights) for approximately 5,872 units.

•	Pizza Hut leased land, building or both (including land use rights) for approximately 2,230 units.

•	in addition to KFC and Pizza Hut, we also leased land, building or both (including land use rights) for approximately 88 units for our other restaurant concepts.

Company-owned restaurants in China are generally leased for initial terms of 10 to 20 years and generally do not have renewal options. We also lease our corporate headquarters in Shanghai and Dallas, Texas in the U.S., and regional offices and an innovation center in China, and own land use rights for nine non-store properties of Little Sheep, Huang Ji Huang and logistic centers. We sublease around 170 properties to franchisees and other third parties. Additional information about the Company’s properties is included in Note 11 to the Consolidated Financial Statements in Part II, Item 8.

2020 Form 10-K

Item 3.	Legal Proceedings.

We are subject to various lawsuits covering a variety of allegations from time to time. We believe that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows. Matters faced by the Company from time to time include, but are not limited to, claims from landlords, employees, guests and others related to operational, contractual or employment issues. We are not involved in any material legal proceedings as of December 31, 2020.

Item 4.	Mine Safety Disclosures.

Not applicable.

2020 Form 10-K

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Yum China Common Stock

Yum China common stock trades on the New York Stock Exchange (“NYSE”) under the symbol YUMC. Yum China common stock commenced trading on the NYSE on a “when-issued” basis on October 17, 2016 and began “regular way” trading on November 1, 2016. On September 10, 2020, the Company completed a secondary listing of its common stock on the Main Board of the HKEX under the stock code “9987”. The shares listed on the HKEX are fully fungible with the shares listed on the NYSE.

As of February 22, 2021, there were 42,116 holders of record of Yum China’s common stock. The number of registered holders does not include holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividends and Share Repurchases

We intend to retain a significant portion of our earnings to finance the operation, development and growth of our business. Since declaring an initial dividend of $0.10 per share in the fourth quarter of 2017, we have paid a quarterly cash dividend on Yum China common stock. In the fourth quarter of 2018, each quarter of 2019, and the first and fourth quarter of 2020, we paid a quarterly cash dividend of $0.12 per share. Due to the unprecedented effects of the COVID-19 pandemic, the Company suspended its dividend payments in the second and third quarter of 2020. Cash dividends totaling $95 million were paid to shareholders in 2020. Any determination to declare and pay future cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, actual or anticipated cash requirements, contractual or regulatory restrictions, tax considerations and such other factors as our board of directors deems relevant.

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

Our board of directors has authorized an aggregate of $1.4 billion for our share repurchase program, including its most recent increase in authorization on October 31, 2018. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. As a result of the COVID-19 pandemic impact, we have taken, and are continuing to take, certain actions to provide additional liquidity and flexibility, which include suspending our share repurchase. No shares were repurchased during the quarter ended December 31, 2020. As of December 31, 2020, $692 million remained available for future share repurchases under the authorization.

2020 Form 10-K

Stock Performance Graph

This graph compares the cumulative total return of our common stock from October 17, 2016, which is the date “when-issued” trading in our common stock commenced, through December 31, 2020, with the comparable cumulative total return of the S&P China BMI, MSCI Asia APEX 50, and MSCI China Index. The graph assumes that the value of the investment in our common stock and each index was $100 on October 17, 2016 and that all dividends were reinvested. We selected the S&P China BMI and MSCI Asia APEX 50 for comparison, as YUMC is an index member of both of these indices. We also selected MSCI China Index, as our relative total shareholder return against this index is one of the measures to determine the payout of certain PSU awards.

YUMC
S&P China BMI
MSCI Asia APEX 50
MSCI China
$240
$220
$200
$180
$160
$140
$120
$100
$80
10/17/2016
12/31/2016
06/30/2017
12/31/2017
06/30/2018
12/31/2018
06/30/2019
12/31/2019
06/30/2020
12/31/2020

	10/17/2016	12/31/2016	06/30/2017	12/31/2017	06/30/2018	12/31/2018	06/30/2019	12/31/2019	06/30/2020	12/31/2020
YUMC	$100	$102	$154	$156	$150	$131	$180	$187	$187	$223
S&P China BMI	$100	$95	$115	$141	$139	$114	$129	$139	$145	$181
MSCI Asia APEX 50	$100	$96	$120	$139	$132	$113	$126	$139	$138	$183
MSCI China	$100	$94	$117	$143	$140	$114	$127	$137	$140	$173

2020 Form 10-K

Item 6.	Selected Financial Data.

The following table presents our selected historical consolidated and combined financial data. We derived the Consolidated Statements of Income data and the Consolidated Cash Flows data for the years ended December 31, 2020, 2019 and 2018, and the Consolidated Balance Sheets data as of December 31, 2020 and 2019, as set forth below, from our audited Consolidated Financial Statements, which are included elsewhere in this Form 10-K. We derived the Consolidated Statements of Income data and Consolidated Cash Flows data for the year ended December 31, 2017, Consolidated and Combined Statements of Income data and the Consolidated and Combined Cash Flows data for the year ended December 31, 2016, Consolidated Balance Sheets data as of December 31, 2018, 2017 and 2016, as set forth below, from our audited Consolidated and Combined Financial Statements that are not included in this Form 10-K.

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

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”) on January 1, 2019, using a modified retrospective method. Accordingly, financial data for the years ended December 31, 2018, 2017 and 2016 were not recast, which impacts the year-to-year comparability. See Note 2 of the Consolidated Financial Statements for more detailed information regarding adoption of the new lease standard.

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

2020 Form 10-K

Selected Financial Data

Yum China Holdings, Inc.

(in US$ millions, except per share and unit amounts)

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Consolidated and Combined Statements of Income Data:
Revenues
Company sales	$7,396	$7,925	$7,633	$6,993	$6,622
Franchise fees and income	148	148	141	141	129
Revenues from transactions with franchisees and unconsolidated affiliates	647	654	603	599	299
Other revenues	72	49	38	36	25
Total revenues	8,263	8,776	8,415	7,769	7,075
Costs and Expenses, Net
Company restaurants
Food and paper	2,342	2,479	2,326	2,034	1,921
Payroll and employee benefits	1,730	1,807	1,714	1,543	1,432
Occupancy and other operating expenses	2,226	2,373	2,394	2,245	2,259
Company restaurant expenses	6,298	6,659	6,434	5,822	5,612
General and administrative expenses	479	487	456	495	429
Franchise expenses	65	71	71	71	72
Expenses for transactions with franchisees and unconsolidated affiliates	633	645	595	592	295
Other operating costs and expenses	57	37	29	28	15
Closures and impairment expenses, net	55	36	41	47	78
Other income, net	(285)	(60)	(152)	(64)	(60)
Total costs and expenses, net	7,302	7,875	7,474	6,991	6,441
Operating Profit	961	901	941	778	634
Interest income, net	43	39	36	25	11
Investment gain (loss)	104	63	(27)	—	—
Changes in fair value of financial instruments	—	—	—	—	21
Income Before Income Taxes	1,108	1,003	950	803	666
Income tax provision	(295)	(260)	(214)	(379)	(156)
Net income – including noncontrolling interests	813	743	736	424	510
Net income – noncontrolling interests	29	30	28	26	12
Net Income – Yum China Holdings, Inc.	784	713	708	398	498
Basic Earnings Per Common Share	2.01	1.89	1.84	1.03	1.35
Diluted Earnings Per Common Share	1.95	1.84	1.79	1.00	1.35
Cash Dividends Declared Per Common Share	0.24	0.48	0.42	0.10	—
Consolidated and Combined Cash Flow Data:
Net cash provided by operating activities	$1,114	$1,185	$1,333	$884	$866
Capital spending	419	435	470	415	436
Consolidated Balance Sheet Data:
Total assets	$10,875	$6,950	$4,610	$4,287	$3,750
Property, plant and equipment, net	1,765	1,594	1,615	1,691	1,647
Operating lease right-of-use assets	2,164	1,985	—	—	—
Total Yum China Holdings, Inc. Stockholders' Equity	6,206	3,077	2,873	2,765	2,367
Other Data:
Adjusted Diluted Earnings Per Common Share(a)	$1.53	$1.88	$1.53	$1.40	$1.27
Number of stores at year-end
Company	8,190	7,355	6,832	6,307	6,008
Unconsolidated Affiliates	681	896	811	891	836
Franchisees	1,635	949	841	785	718
Total	10,506	9,200	8,484	7,983	7,562
Total Company system sales (decline) growth(b)
Reported	(5)%	4%	7%	6%	(1)%
Local currency(c)	(5)%	9%	5%	8%	5%
KFC system sales (decline) growth(b)
Reported	(5)%	6%	10%	7%	—%
Local currency(c)	(5)%	11%	7%	9%	6%
Pizza Hut system sales (decline) growth(b)
Reported	(15)%	(2)%	1%	5%	(2)%
Local currency(c)	(15)%	3%	(1)%	7%	4%

2020 Form 10-K

(a)

In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) throughout this Form 10-K, the Company provides non-GAAP measures which present certain operating results on a basis before Special Items. The Company excludes impact from Special Items for the purpose of evaluating performance internally and Special Items are not included in any of our segment results. The adjusted measures are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of measures adjusted for Special Items provides additional information to investors to facilitate the comparison of past and present results, excluding items that the Company does not believe are indicative of our ongoing operations due to their nature. The 2020, 2019 and 2018 Special Items are described in further detail within our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Special Items in 2017 negatively impacted net income by $161 million, or $0.40 per share, due to the impact from the Tax Act of $164 million, offset by income from the reversal of contingent consideration of $3 million. Special Items in 2016 negatively impacted operating profit by $15 million, or $0.08 per share, primarily due to the incremental restaurant-level impairment upon separation.

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

2020 Form 10-K

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

Overview

Yum China Holdings, Inc. is the largest restaurant company in China in terms of system sales, with $8.3 billion of revenues in 2020 and over 10,500 restaurants as of year-end 2020. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell and Lavazza. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, (excluding Hong Kong, Macau and Taiwan), and own the intellectual property of the Little Sheep, Huang Ji Huang, COFFii & JOY and East Dawning concepts outright. We also established a joint venture with Lavazza Group, the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee shop concept in China. KFC was the first major global restaurant brand to enter China as early as 1987. With more than 30 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of 2020 System sales, with 10,506 restaurants covering over 1,500 cities primarily in China as of December 31, 2020. We believe that there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of December 31, 2020, KFC operated over 7,100 restaurants in more than 1,500 cities across China. KFC primarily competes with western QSR brands in China, such as McDonald’s, Dicos and Burger King, among which we believe KFC had an approximate two-to-one lead over its nearest competitor in terms of store count as of the end of 2020. During the quarter ended March 31, 2018, the Company completed the acquisition of an additional 36% interest in an unconsolidated affiliate that operates KFC stores in and around Wuxi, China (“Wuxi KFC”), increasing our equity interest to 83% and allowing the Company to consolidate the entity. During the quarter ended September 30, 2020, the Company completed the acquisition of an additional 25% interest in an unconsolidated affiliate that operates KFC stores in and around Suzhou, China (“Suzhou KFC”), increasing our equity interest to 72% and allowing the Company to consolidate the entity.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of December 31, 2020, Pizza Hut operated over 2,300 restaurants in over 500 cities. Measured by number of restaurants, we believe Pizza Hut has an approximate six-to-one lead over its nearest western CDR competitor in China as of the end of 2020.

2020 Form 10-K

We have two reportable segments: KFC and Pizza Hut. Our remaining non-reportable operating segments, including the operations of Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell, Lavazza, Daojia and our e-commerce business, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. Starting from the first quarter of 2019, our COFFii & JOY concept and e-commerce business became operating segments, as their financial results started being regularly reviewed by the Company’s chief operating decision maker. Segment financial information for prior years has been recast to align with this change in segment reporting. There was no impact to the consolidated financial statements of the Company as a result of this change. Additional details on our reportable operating segments are included in Note 17.

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

2020 Form 10-K

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago. All system sales growth, same-store sales growth, operating profit and net income comparisons exclude the impact of foreign currency. Refer to Item 1. Business for a discussion on the seasonality of our operations.

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our operations and financial results for the foreseeable future.

In 2020, the Company’s total revenues decreased 6%, both including and excluding the impact of F/X, mainly attributable to same-store sales decline of 8% and 14% at KFC and Pizza Hut, respectively, and temporary store closures due to the impact of the COVID-19 pandemic, partially offset by new-unit openings of 1,165 and the acquisition of Suzhou KFC and Huang Ji Huang, bringing total store count to 10,506 in more than 1,500 cities. The increase in operating profit, excluding the impact of F/X, was primarily driven by a gain recognized from re-measurement of our previously held equity interest in Suzhou KFC at fair value upon acquisition in the third quarter of 2020 and lower G&A expenses, partially offset by the decline in restaurant profit and higher closure and store impairment expenses due to the impact of the COVID-19 pandemic. Net income for 2020 increased 10%, both including and excluding F/X, mainly due to the increase in operating profit and investment gain, partially offset by higher income tax expenses, while Adjusted Net Income, excluding F/X, decreased 15%.

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

2020 financial highlights are below:

Year to date highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	(5)	(8)	+10	(16)	(16)
Pizza Hut	(15)	(14)	+3	(45)	(45)
All Other Segments(b)	NM	(20)	NM	+49	+45
Total	(5)	(9)	+14	+7	+7

NM refers to changes over 100%, from negative to positive amounts or from zero to an amount.

(a)

System Sales and Same-Store Sales percentages as shown in 2020 financial highlights exclude the impact of F/X. Effective January 1, 2018, temporary store closures are normalized in the same-store sales calculation by excluding the period during which stores are temporarily closed.

2020 Form 10-K

(b)	Sales from non-Company-owned restaurants, for which we do not receive a sales-based royalty, are excluded from system sales and same-store sales.

The Consolidated Results of Operations for the years ended December 31, 2020, 2019 and 2018 and other data are presented below:

				% B/(W)(a)
				2020				2019
	2020	2019	2018	Reported		Ex F/X		Reported		Ex F/X
Company sales	$7,396	$7,925	$7,633	(7)		(7)		4		9
Franchise fees and income	148	148	141	—		—		5		9
Revenues from transactions with franchisees and unconsolidated affiliates	647	654	603	(1)		(2)		9		13
Other revenues	72	49	38	45		42		31		34
Total revenues	$8,263	$8,776	$8,415	(6)		(6)		4		9
Restaurant profit	$1,098	$1,266	$1,199	(13)		(13)		6		11
Restaurant margin %	14.9%	16.0%	15.7%	(1.1)	ppts.	(1.1)	ppts.	0.3	ppts.	0.3	ppts.
Operating Profit	$961	$901	$941	7		7		(4)		1
Interest income, net	43	39	36	11		11		7		12
Investment gain (loss)	104	63	(27)	65		65		NM		NM
Income tax provision	(295)	(260)	(214)	(13)		(13)		(21)		(26)
Net income – including noncontrolling interests	813	743	736	9		10		1		6
Net income – noncontrolling interests	29	30	28	3		4		(6)		(11)
Net Income –Yum China Holdings, Inc.	$784	$713	$708	10		10		1		6
Diluted Earnings Per Common Share	$1.95	$1.84	$1.79	6		7		3		8
Effective tax rate	26.6%	25.9%	22.6%
Adjusted Operating Profit	$732	$912	$855
Adjusted Net Income	$615	$729	$606
Adjusted Diluted Earnings Per Common Share	$1.53	$1.88	$1.53
Adjusted Effective Tax Rate	26.8%	24.9%	26.5%
Adjusted EBITDA	$1,248	$1,378	$1,340

(a)	Represents year-over-year change in percentage.

Performance Metrics

	2020	2019
System Sales (Decline) Growth	(5)%	4%
System Sales (Decline) Growth, excluding F/X	(5)%	9%
Same-store Sales (Decline) Growth	(9)%	3%

2020 Form 10-K

				% Increase (Decrease)
Unit Count	2020(a)	2019	2018	2020	2019
Company-owned	8,190	7,355	6,832	11	8
Unconsolidated affiliates	681	896	811	(24)	10
Franchisees	1,635	949	841	72	13
	10,506	9,200	8,484	14	8

(a)	As a result of the acquisition of Suzhou KFC as disclosed in Note 1, the units of Suzhou KFC were transferred from unconsolidated affiliates to Company-owned.

Non-GAAP Measures

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides non-GAAP measures adjusted for Special Items, which include Adjusted Operating Profit, Adjusted Net Income, Adjusted Earnings Per Common Share (“EPS”), Adjusted Effective Tax Rate and Adjusted EBITDA, which we define as net income including noncontrolling interests adjusted for income tax, interest income, net, investment gain or loss, certain non-cash expenses, consisting of depreciation and amortization as well as store impairment charges, and Special Items.

The following table sets forth the reconciliations of the most directly comparable GAAP financial measures to the non-GAAP adjusted financial measures.

Non-GAAP Reconciliations	2020	2019	2018
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$961	$901	$941
Special Items, Operating Profit	229	(11)	86
Adjusted Operating Profit	$732	$912	$855
Reconciliation of Net Income to Adjusted Net Income
Net Income - Yum China Holdings, Inc.	$784	$713	$708
Special Items, Net Income - Yum China Holdings, Inc.	169	(16)	102
Adjusted Net Income - Yum China Holdings, Inc.	$615	$729	$606
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$2.01	$1.89	$1.84
Special Items, Basic Earnings Per Common Share	0.43	(0.04)	0.26
Adjusted Basic Earnings Per Common Share	$1.58	$1.93	$1.58
Diluted Earnings Per Common Share	$1.95	$1.84	$1.79
Special Items, Diluted Earnings Per Common Share	0.42	(0.04)	0.26
Adjusted Diluted Earnings Per Common Share	$1.53	$1.88	$1.53
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 16)	26.6%	25.9%	22.6%
Impact on effective tax rate as a result of Special Items	(0.2)%	1.0%	(3.9)%
Adjusted effective tax rate	26.8%	24.9%	26.5%

2020 Form 10-K

Net income, along with the reconciliation to Adjusted EBITDA, is presented below:

	2020	2019	2018
Reconciliation of Net Income to Adjusted EBITDA
Net Income - Yum China Holdings, Inc.	$784	$713	$708
Net income - noncontrolling interests	29	30	28
Income tax provision	295	260	214
Interest income, net	(43)	(39)	(36)
Investment (gain) loss	(104)	(63)	27
Operating Profit	961	901	941
Special Items, Operating Profit	(229)	11	(86)
Adjusted Operating Profit	732	912	855
Depreciation and amortization	450	428	445
Store impairment charges	66	38	40
Adjusted EBITDA	$1,248	$1,378	$1,340

Details of Special Items are presented below:

Details of Special Items	2020	2019	2018
Gain from re-measurement of equity interest upon acquisition(a)	$239	$—	$98
Share-based compensation expense for Partner PSU Awards(b)	(7)	—	—
Derecognition of indemnification assets related to Daojia(c)	(3)	—	—
Daojia impairment(d)	—	(11)	(12)
Special Items, Operating Profit	229	(11)	86
Tax effect on Special Items(e)	(60)	1	(21)
Impact from the U.S. Tax Act(f)	—	(8)	36
Special Items, net income - including noncontrolling interests	169	(18)	101
Special Items, net income - noncontrolling interests	—	(2)	(1)
Special Items, Net Income - Yum China Holdings, Inc.	$169	$(16)	$102
Weighted-Average Diluted Shares Outstanding (in millions)	402	388	395
Special Items, Diluted Earnings Per Common Share	$0.42	$(0.04)	$0.26

(a)

As a result of the acquisition of Wuxi KFC and Suzhou KFC in the first quarter of 2018 and the third quarter of 2020, the Company recognized a gain of $98 million and $239 million, respectively, from the re-measurement of our previously held 47% equity interest at fair value, which was not allocated to any segment for performance reporting purposes. (See Note 5 for additional information.)

(b)

In February 2020, the Company granted Partner PSU Awards to select employees who were deemed critical to the Company’s execution of its strategic operating plan. These PSU awards will only vest if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares subject to the PSU awards. Partner PSU Awards were granted to address increased competition for executive talent, motivate transformational performance and encourage management retention. Given the unique nature of these grants, the Compensation Committee does not intend to grant similar, special grants to the same employees during the performance period. The impact from these special awards is excluded from metrics that management uses to assess the Company’s performance. The Company recognized share-based compensation cost of $7 million associated with the Partner PSU Awards for the year ended December 31, 2020.

2020 Form 10-K

(c)

In the quarter ended June 30, 2020, the Company derecognized a $3 million indemnification asset previously recorded for the Daojia acquisition as the indemnification right expired pursuant to the purchase agreement. The amount was included in Other income, net, but was not allocated to any segment for performance reporting purposes.

(d)

During the years ended December 31, 2019 and 2018, we recorded impairment charges of $11 million and $12 million, respectively, on intangible assets and goodwill attributable to the Daojia business. The amount was included in Closures and impairment expenses in our Consolidated Statements of Income, but was not allocated to any segment for performance reporting purposes. For the years ended December 31, 2019 and 2018, we recorded tax benefits of $1 million and $3 million, respectively, associated with the Daojia impairment, and allocated $2 million and $1 million of the after-tax impairment charges to noncontrolling interests, respectively. (See Note 5 for additional information.)

(e)	Tax effect was determined based upon the nature, as well as the jurisdiction, of each Special Item at applicable tax rate.

(f)

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

2020 Form 10-K

Segment Results

KFC

KFC delivered a resilient performance in 2020 by accelerating store expansion with attractive returns and maintaining solid profitability. KFC continued focus on innovative products, creating abundant value to our customers as well as upgrading ingredients to meet Chinese consumers’ needs. KFC also continued with its digital and delivery initiatives to enhance the customer experience. KFC’s loyalty program members exceeded 275 million at year-end 2020 and contributed approximately 62% of system sales at KFC in 2020. Delivery sales accounted for approximately 28% of Company sales at KFC in 2020 with store and city coverage of 85% and 97%, respectively, at the end of 2020.

				% B/(W)
				2020				2019
	2020	2019	2018	Reported		Ex F/X		Reported		Ex F/X
Company sales	$5,633	$5,839	$5,495	(4)		(4)		6		11
Franchise fees and income	125	136	132	(8)		(8)		2		7
Revenues from transactions with franchisees and unconsolidated affiliates	61	64	61	(4)		(4)		6		10
Other revenues	$2	$1	$—	52		49		NM		NM
Total revenues	$5,821	$6,040	$5,688	(4)		(4)		6		11
Restaurant profit	$920	$1,042	$984	(12)		(12)		6		11
Restaurant margin %	16.3%	17.8%	17.9%	(1.5)	ppts.	(1.5)	ppts.	(0.1)	ppts.	(0.1)	ppts.
G&A expenses	$200	$207	$193	3		4		(7)		(12)
Franchise expenses	$62	$69	$69	10		10		—		(5)
Expenses for transactions with franchisees and unconsolidated affiliates	$61	$64	$60	4		4		(5)		(8)
Closure and impairment expenses, net	$25	$9	$10	NM		NM		15		13
Other income, net	$(42)	$(56)	$(50)	(25)		(24)		10		15
Operating Profit	$801	$949	$895	(16)		(16)		6		11

	2020	2019
System Sales (Decline) Growth	(5)%	6%
System Sales (Decline) Growth, excluding F/X	(5)%	11%
Same-store Sales (Decline) Growth	(8)%	4%

				% Increase (Decrease)
Unit Count	2020(a)	2019	2018	2020	2019
Company-owned	5,872	5,083	4,597	16	11
Unconsolidated affiliates	677	896	811	(24)	10
Franchisees	617	555	502	11	11
	7,166	6,534	5,910	10	11

	2019	New Builds	Acquired(a)	Closures	Refranchised	2020
Company-owned	5,083	651	318	(171)	(9)	5,872
Unconsolidated affiliates	896	119	(316)	(22)	—	677
Franchisees	555	70	(2)	(15)	9	617
Total	6,534	840	—	(208)	—	7,166

2020 Form 10-K

	2018	New Builds	Closures	Refranchised	2019
Company-owned	4,597	586	(83)	(17)	5,083
Unconsolidated affiliates	811	106	(21)	—	896
Franchisees	502	50	(14)	17	555
Total	5,910	742	(118)	—	6,534

(a)	As a result of the acquisition of Suzhou KFC as disclosed in Note 1, the units of Suzhou KFC were transferred from unconsolidated affiliates to Company-owned.

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2020 vs. 2019
Income (Expense)	2019	Store Portfolio Actions	Other	F/X	2020
Company sales	$5,839	$265	$(487)	$16	$5,633
Cost of sales	(1,835)	(94)	133	(5)	(1,801)
Cost of labor	(1,245)	(87)	90	(5)	(1,247)
Occupancy and other operating expenses	(1,717)	(109)	166	(5)	(1,665)
Restaurant profit	$1,042	$(25)	$(98)	$1	$920

	2019 vs. 2018
Income (Expense)	2018	Store Portfolio Actions	Other	F/X	2019
Company sales	$5,495	$414	$194	$(264)	$5,839
Cost of sales	(1,679)	(136)	(102)	82	(1,835)
Cost of labor	(1,167)	(89)	(45)	56	(1,245)
Occupancy and other operating expenses	(1,665)	(125)	(5)	78	(1,717)
Restaurant profit	$984	$64	$42	$(48)	$1,042

In 2020, the decrease in Company sales, excluding the impact of F/X, was primarily driven by the same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic, partially offset by net unit growth including the impact from the acquisition of Suzhou KFC. The decrease in Restaurant profit, excluding the impact of F/X, was primarily driven by the decrease in Company sales, increased rider cost associated with the rise in delivery volume, higher promotion costs and wage inflation of 3%, partially offset by labor efficiency, utility savings, one-time reductions in social security contributions and lease concessions.

In 2019, the increase in Company sales and Restaurant profit, excluding the impact of F/X, was mainly driven by same-store sales growth, net unit growth, labor efficiency and a decrease in utilities expenses and other restaurant operating costs, partially offset by commodity inflation of 4%, wage inflation of 5% and higher promotion cost.

Franchise Fees and Income

In 2020, the decrease in Franchise fees and income, excluding the impact of F/X, was primarily driven by the impact from the acquisition of Suzhou KFC and same-store sales decline of restaurants operated by unconsolidated affiliates and franchisees due to the impact of the COVID-19 pandemic, partially offset by the net unit growth of restaurants operated by unconsolidated affiliates and franchisees.

2020 Form 10-K

In 2019, the increase in Franchise fees and income, excluding the impact of F/X, was primarily driven by same-store sales growth and net unit growth for the unconsolidated affiliates and franchisees, partially offset by the impact from the acquisition of Wuxi KFC in 2018.

G&A Expenses

In 2020, the decrease in G&A expenses, excluding the impact of F/X, was primarily driven by realignment of cost structure, one-time reductions in social security contributions, higher government incentives received and a decrease in performance-based compensation, partially offset by merit increases.

In 2019, the increase in G&A expenses, excluding the impact of F/X, was primarily driven by higher compensation costs mainly due to merit increases and higher performance-based compensation associated with strong operating results of KFC.

Operating Profit

In 2020, the decrease in Operating profit, excluding the impact of F/X, was primarily driven by the decrease in Restaurant profit and higher Closure and store impairment expenses.

In 2019, the increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit, partially offset by higher G&A expenses.

Pizza Hut

During 2020, we continued to focus on strengthening the fundamentals, including investments in products, strengthening our digital capabilities, developing delivery and other channels and enhancing asset portfolio to drive growth. Pizza Hut’s loyalty program members exceeded 85 million at year-end 2020 and contributed approximately 52% of system sales at Pizza Hut in 2020. Delivery sales accounted for approximately 36% of Company sales at Pizza Hut in 2020 with store and city coverage of 92% and 99%, respectively, at the end of 2020.

				% B/(W)
				2020				2019
	2020	2019	2018	Reported		Ex F/X		Reported		Ex F/X
Company sales	$1,721	$2,045	$2,106	(16)		(16)		(3)		2
Franchise fees and income	5	4	3	18		17		71		79
Revenues from transactions with franchisees and unconsolidated affiliates	4	4	2	4		3		NM		NM
Other revenues	$—	$1	$—	(30)		(30)		NM		NM
Total revenues	$1,730	$2,054	$2,111	(16)		(16)		(3)		2
Restaurant profit	$181	$227	$215	(20)		(20)		5		10
Restaurant margin %	10.5%	11.1%	10.3%	(0.6)	ppts.	(0.6)	ppts.	0.8	ppts.	0.8	ppts.
G&A expenses	$96	$101	$102	5		5		1		(4)
Franchise expenses	$3	$2	$2	(14)		(14)		(32)		(38)
Expenses for transactions with franchisees and unconsolidated affiliates	$4	$4	$2	(12)		(12)		NM		NM
Closure and impairment expenses, net	$25	$14	$19	(83)		(81)		27		24
Other income, net	$—	$—	$(2)	NM		NM		NM		NM
Operating Profit	$62	$114	$97	(45)		(45)		17		22

2020 Form 10-K

	2020	2019
System Sales Decline	(15)%	(2)%
System Sales (Decline) Growth, excluding F/X	(15)%	3%
Same-Store Sales (Decline) Growth	(14)%	1%

				% Increase
Unit Count	2020	2019	2018	2020	2019
Company-owned	2,230	2,178	2,188	2	—
Franchisees	125	103	52	21	98
	2,355	2,281	2,240	3	2

	2019	New Builds	Closures	Refranchised	2020
Company-owned	2,178	141	(77)	(12)	2,230
Franchisees	103	11	(1)	12	125
Total	2,281	152	(78)	—	2,355

	2018	New Builds	Closures	Refranchised	2019
Company-owned	2,188	117	(90)	(37)	2,178
Franchisees	52	15	(1)	37	103
Total	2,240	132	(91)	—	2,281

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2020 vs. 2019
Income (Expense)	2019	Store Portfolio Actions	Other	F/X	2020
Company sales	$2,045	$(71)	$(256)	$3	$1,721
Cost of sales	(633)	22	83	(1)	(529)
Cost of labor	(549)	16	63	(1)	(471)
Occupancy and other operating expenses	(636)	16	82	(2)	(540)
Restaurant profit	$227	$(17)	$(28)	$(1)	$181

	2019 vs. 2018
Income (Expense)	2018	Store Portfolio Actions	Other	F/X	2019
Company sales	$2,106	$9	$22	$(92)	$2,045
Cost of sales	(637)	(4)	(21)	29	(633)
Cost of labor	(538)	(1)	(35)	25	(549)
Occupancy and other operating expenses	(716)	5	46	29	(636)
Restaurant profit	$215	$9	$12	$(9)	$227

In 2020, the decrease in Company sales and Restaurant profit, excluding the impact of F/X, was primarily driven by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic, increased rider cost associated with the rise in delivery volume, and commodity and wage inflation of 3% each, partially offset by labor efficiency, lower promotion costs, one-time reductions in social security contributions, and savings in utilities and other restaurant operating costs including lease concessions.

2020 Form 10-K

In 2019, the increase in Company sales and Restaurant profit, excluding the impact of F/X, was primarily driven by same-store sales growth, store portfolio actions, labor efficiency, commodity deflation of 2%, and savings in utilities and other restaurant operating costs, partially offset by higher promotion costs and wage inflation of 5%.

G&A Expenses

In 2020, the decrease in G&A expenses, excluding the impact of F/X, was primarily driven by the realignment of cost structure and one-time reductions in social security contributions.

In 2019, the increase in G&A expenses, excluding the impact of F/X, was primarily driven by higher compensation costs due to higher performance-based compensation and merit increases, and lower government incentives received, partially offset by lower shared cost allocation associated with store development activities.

Operating Profit

In 2020, the decrease in Operating profit, excluding the impact of F/X, was primarily driven by the decrease in Restaurant profit and higher Closure and store impairment expenses, partially offset by lower G&A expenses.

In 2019, the increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit and lower Closure and store impairment expenses, partially offset by higher G&A expenses.

All Other Segments

All Other Segments reflects the results of Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell, Lavazza, Daojia and our e-commerce business.

				% B/(W)
				2020				2019
	2020	2019	2018	Reported		Ex F/X		Reported		Ex F/X
Company sales	$42	$41	$32	—		(1)		27		32
Franchise fees and income	18	8	6	NM		NM		22		27
Revenues from transactions with franchisees and unconsolidated affiliates	49	28	26	76		74		8		12
Other revenues	96	81	51	18		16		59		63
Total revenues	$205	$158	$115	29		28		37		41
Restaurant loss	$(3)	$(3)	$—	13		11		NM		NM
Restaurant margin %	(6.3)%	(7.3)%	(2.8)%	1.0	ppts.	1.0	ppts.	(4.5)	ppts.	(4.5)	ppts.
G&A expenses	$39	$34	$33	(15)		(15)		(1)		(4)
Expenses for transactions with franchisees and unconsolidated affiliates	$37	$23	$21	(61)		(59)		(12)		(15)
Other operating costs and expenses	$84	$69	$43	(22)		(21)		(62)		(66)
Closure and impairment expenses, net	$5	$2	$—	NM		NM		NM		NM
Other (income) loss, net	$2	$—	$(2)	NM		NM		NM		NM
Operating Loss	$(7)	$(14)	$(12)	49		45		(13)		(17)

2020 Form 10-K

Total Revenues

In 2020, the increase in Total revenues, excluding the impact of F/X, was primarily driven by the consolidation of Huang Ji Huang and the increase in demand of online orders of certain product categories (mainly fresh grocery products) from our e-commerce business, partially offset by the same-store sales decline due to the impact of the COVID-19 pandemic.

In 2019, the increase in Total revenues, excluding the impact of F/X, was primarily driven by inter-segment revenue transactions generated from our e-commerce business and Daojia, and the launch of the COFFii & JOY concept.

G&A Expenses

In 2020, the increase in G&A expenses, excluding the impact of F/X, was primarily driven by the consolidation of Huang Ji Huang, partially offset by a decrease in G&A expenses incurred by Little Sheep.

In 2019, the increase in G&A expenses, excluding the impact of F/X, was mainly due to an increase in G&A expenses incurred by Little Sheep, partially offset by a decrease in G&A expenses incurred by Daojia.

Operating Loss

In 2020, the decrease in Operating loss, excluding the impact of F/X, was primarily driven by the consolidation of operating profit generated by Huang Ji Huang, partially offset by higher Closure and store impairment expenses.

In 2019, the increase in Operating loss, excluding the impact of F/X, was primarily due to the operating loss incurred by Little Sheep and COFFii & JOY, partially offset by the improvement in operating results of our other operating segments.

Corporate & Unallocated

				% B/(W)
				2020				2019
	2020	2019	2018	Reported		Ex F/X		Reported		Ex F/X
Revenues from transactions with franchisees and unconsolidated affiliates(a)	533	558	514	(5)		(5)		8		13
Other revenues	32	4	3	NM		NM		56		61
Expenses for transactions with franchisees and unconsolidated affiliates(a)	531	554	512	4		4		(8)		(13)
Other operating costs and expenses	30	4	2	NM		NM		(68)		(75)
Corporate G&A expenses	144	145	128	—		1		(13)		(17)
Unallocated closures and impairments	—	11	12	100		100		1		1
Other unallocated income	245	4	98	NM		NM		(95)		(95)
Interest income, net	43	39	36	11		11		7		12
Investment gain (loss)	104	63	(27)	65		65		NM		NM
Income tax provision (See Note 16)	(295)	(260)	(214)	(13)		(13)		(21)		(26)
Effective tax rate (See Note 16)	26.6%	25.9%	22.6%	(0.7)	ppts	(0.7)	ppts	(3.3)	ppts	(3.3)	ppts

2020 Form 10-K

(a)

Primarily includes revenues and associated expenses of transactions with franchisees and unconsolidated affiliates derived from the Company’s central procurement model whereby food and paper products are centrally purchased and then mainly sold to KFC and Pizza Hut franchisees and unconsolidated affiliates. Amounts have not been allocated to any segment for purposes of making operating decisions or assessing financial performance as the transactions are corporate revenues and expenses in nature.

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

In 2020, the decrease in Revenues from transactions with franchisees and unconsolidated affiliates, excluding the impact of F/X, was mainly driven by the impact from the acquisition of Suzhou KFC.

In 2019, the increase in Revenues from transactions with franchisees and unconsolidated affiliates, excluding the impact of F/X, was mainly driven by system sales growth of franchisees and unconsolidated affiliates and an increase in the selling prices of food and paper products due to commodity inflation, partially offset by the impact from the acquisition of Wuxi KFC.

Other Revenues/Operating Costs and Expenses

In 2020, the increase in Other revenues/operating costs and expenses was mainly driven by revenues and costs associated with services provided to KFC and Pizza Hut segments by our centralized delivery team.

In 2019 and 2018, the Other revenues/operating costs and expenses primarily represent revenues and costs associated with logistics services provided to third parties.

Corporate G&A Expenses

In 2020, the decrease in Corporate G&A expenses, excluding the impact of F/X, was primarily driven by lower performance-based compensation, the realignment of cost structure and one-time reductions in social security contributions, partially offset by merit increases and lower government incentives received.

In 2019, the increase in Corporate G&A expenses, excluding the impact of F/X, was mainly driven by higher compensation costs and lower government incentives received.

Unallocated Closures and Impairments

In 2019 and 2018, Unallocated closures and impairments represent the impairment charges of $11 million and $12 million on goodwill and intangible assets acquired from Daojia, respectively. See Note 5 for additional information.

Other Unallocated Income

In 2020, Other unallocated income primarily includes a gain of $239 million recognized from the re-measurement of our previously held equity interest in Suzhou KFC at fair value upon acquisition. See Note 5 for additional information.

In 2019, Other unallocated income primarily includes refranchising gain.

In 2018, Other unallocated income primarily includes a gain of $98 million recognized from the re-measurement of our previously held equity interest in Wuxi KFC at fair value upon acquisition. See Note 5 for additional information.

2020 Form 10-K

Interest Income, Net

The increases in interest income, net for both 2020 and 2019 were driven by returns on larger balances of short-term investments and cash equivalents which mainly include time deposits.

Investment Gain (Loss)

The investment gain or loss relates to our investment in equity securities of Meituan Dianping (“Meituan”). See Note 5 for additional information.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%, withholding tax on planned or actual repatriation of earnings outside of China, and U.S. corporate income tax, if any. Our effective tax rate was 26.6%, 25.9% and 22.6% in 2020, 2019 and 2018, respectively. The higher effective tax rate in 2020 compared with that in 2019 was due to the U.S. tax related to gain recognized on our investment in equity securities of Meituan during the year of 2020 and prior year, partially offset by additional tax expense of $8 million on transition tax pursuant to the Tax Act recorded in the first quarter of 2019. The higher effective tax rate in 2019 compared with that in 2018 was due to the tax benefit of $36 million recorded in 2018.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Impact of COVID-19 Pandemic

Starting in late January 2020, the COVID-19 pandemic has significantly impacted the Company’s operations and financial results. While operating results improved sequentially in the last three quarters of 2020, the pace of recovery has been uneven with recent sales and traffic still below pre-outbreak levels. Our sales continued to be impacted by reduced traffic at transportation and tourist locations, regional resurgences and the other lingering effects of the COVID-19 pandemic. We expect these factors to continue to impact our operations in 2021, as clusters of outbreaks, mostly in northern and northeastern China, continue to occur, resulting in the implementation of tighter public health measures across China, including measures restricting travel and large gatherings, and recommendations against dining out.

Management at this time cannot ascertain the extent to which our operations will continue to be impacted by the COVID-19 pandemic, which depends largely on future developments that are highly uncertain and cannot be accurately predicted, including resurgences and further spread of COVID-19 and the actions by government authorities to contain or treat its impact, the economic recovery within China and globally, the impact on consumer behavior and other related factors. The Company expects that further developments related to the COVID-19 pandemic may continue to have a material and extended adverse impact on the Company’s results of operations, as well as the Company’s cash flows and financial condition. For further information on the risks associated with the COVID-19 pandemic, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Health concerns arising from outbreaks of viruses or other illnesses may have a material adverse effect on our business. The COVID-19 pandemic has had, and may continue to have, adverse effects on our results of operations, cash flows and financial condition.”

2020 Form 10-K

Tax Examination on Transfer Pricing

We are subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other tax authorities with respect to income and non-income based taxes. Since 2016, we have been under a national audit on transfer pricing by the STA in China regarding our related party transactions for the period from 2006 to 2015. The information and views currently exchanged with the tax authorities focus on our franchise arrangement with YUM. We continue to provide information requested by the tax authorities to the extent it is available to the Company. It is reasonably possible that there could be significant developments, including expert review and assessment by the STA, within the next 12 months. The ultimate assessment and decision of the STA will depend upon further review of the information provided, as well as ongoing technical and other discussions with the STA and in-charge local tax authorities, and therefore it is not possible to reasonably estimate the potential impact at this time. We will continue to defend our transfer pricing position. However, if the STA prevails in the assessment of additional tax due based on its ruling, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations and cash flows.

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

As of December 31, 2020, an input VAT credit asset of $270 million and payable of $6 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against VAT payables more than one year from December 31, 2020. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the credit expected to be used within one year can be reasonably determined.

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

2020 Form 10-K

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

Consolidated Cash Flows

Net cash provided by operating activities was $1,114 million in 2020 as compared to $1,185 million in 2019. The decrease was primarily driven by the decrease in net income, excluding a non-cash gain of $239 million recognized from the re-measurement of our previously held equity interest in Suzhou KFC at fair value upon acquisition, along with working capital changes.

In 2019, net cash provided by operating activities was $1,185 million as compared to $1,333 million in 2018. The decrease was primarily driven by timing of payments for inventory along with other working capital changes.

Net cash used in investing activities was $3,109 million in 2020 as compared to $910 million in 2019. The increase is mainly due to the net impact on cash flow resulting from purchases and maturities of short-term investments and long-term time deposits, and cash consideration paid for the acquisition of Huang Ji Huang and Suzhou KFC, partially offset by cash proceeds from the partial disposal of our investment in equity securities of Meituan.

In 2019, net cash used in investing activities was $910 million as compared to $552 million in 2018. The increase was primarily driven by the net impact on cash flow resulting from purchases and maturities of short-term investments and long-term time deposits, partially offset by lapping the impact from the acquisition of Wuxi KFC and investment in Meituan’s ordinary shares in 2018.

Net cash provided by financing activities was $2,058 million in 2020 as compared to net cash used in financing activities of $480 million in 2019. The change was primarily attributable to the proceeds of $2.2 billion (net of issuance costs paid) raised from issuance of common stock in connection with our global offering and secondary listing on the Main Board of the HKEX, a decrease in the number of shares repurchased due to the suspension of our share repurchase and a decrease in the amount of dividends paid due to our temporary suspension of dividends in the second and third quarter of 2020.

In 2019, Net cash used in financing activities was $480 million as compared to $518 million in 2018. The decrease was primarily driven by a decrease in the number of shares repurchased, partially offset by an increase in cash dividends paid to stockholders.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores and from our franchise operations and dividend payments from our unconsolidated affiliates. Our global offering in September 2020 provided us with $2.2 billion in net proceeds.

2020 Form 10-K

Our ability to fund our future operations and capital needs will primarily depend on our ongoing ability to generate cash from operations. We believe our principal uses of cash in the future will be primarily to fund our operations and capital expenditures for accelerating store network expansion and store remodeling, step up investments in digitalization, automation and logistics infrastructure, provide returns to our stockholders, as well as explore opportunities for acquisitions or investments that build and support our ecosystem. We believe that our future cash from operations, together with our funds on hand and access to capital markets, will provide adequate resources to fund these uses of cash and that our existing cash, net cash from operations and credit facilities will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months.

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

Dividends and Share Repurchases

Our Board of Directors has authorized an aggregate of $1.4 billion for our share repurchase program. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the years ended December 31, 2020, 2019 and 2018, the Company repurchased $7 million or 0.2 million shares, $261 million or 6.2 million shares and $312 million or 9.0 million shares of common stock, respectively, under the repurchase program.

The Company paid a cash dividend of $0.10 per share for each of the first three quarters of 2018 and $0.12 per share for the fourth quarter of 2018, each quarter of 2019, and the first and fourth quarter of 2020. Total cash dividends of $95 million, $181 million and $161 million were paid to shareholders in 2020, 2019 and 2018, respectively.

Due to the unprecedented effects of the COVID-19 pandemic, starting in the second quarter of 2020, the Company suspended its share repurchases and, in the second and third quarters of 2020, dividend payments.

On February 3, 2021, the board of directors declared a cash dividend of $0.12 per share, payable on March 25, 2021, to stockholders of record as of the close of business on March 3, 2021.

2020 Form 10-K

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

Borrowing Capacity

As of December 31, 2020, the Company had credit facilities of RMB 3,305 million (approximately $506 million), comprised of onshore credit facilities of RMB2,000 million (approximately $306 million) in the aggregate and offshore credit facilities of $200 million in the aggregate.

The credit facilities had remaining terms ranging from less than one year to two years as of December 31, 2020. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China, Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC or London Interbank Offered Rate (“LIBOR”) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Some of the onshore credit facilities contain sub-limits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of December 31, 2020, we had outstanding bank guarantees of RMB 114 million (approximately $18 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants. The credit facilities were therefore reduced by the same amount, while there were no borrowings outstanding as of December 31, 2020.

Contractual Obligations

Our significant contractual and other long-term obligations and payments as of December 31, 2020 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Finance Leases(a)	$41	$4	$8	$8	$21
Operating Leases(a)	2,892	568	884	622	818
Purchase Obligations(b)	181	35	56	36	54
Transition Tax(c)	47	7	14	26	—
Total Contractual Obligations	$3,161	$614	$962	$692	$893

(a)	These obligations, which are shown on a nominal basis, relate primarily to more than 8,100 Company-owned restaurants. See Note 11 for additional information.

(b)

Purchase obligations relate primarily to supply and service agreements. We have excluded agreements that are cancelable without penalty or have a remaining term not in excess of one year. Such commitments are generally near term in nature, will be funded from operating cash flows, and are not significant to the Company’s overall financial position.

2020 Form 10-K

(c)

This amount represents transition tax payable on the deemed repatriation of accumulated undistributed foreign earnings after utilizing existing qualified foreign tax credits, which is to be paid over a maximum of eight years beginning in 2018.

We have not included in the contractual obligations table approximately $26 million of liabilities for unrecognized tax benefits related to the uncertainty with regard to the deductibility of certain business expenses incurred as well as related accrued interest and penalties. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. These liabilities exclude amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

Off-Balance Sheet Arrangements

See the Guarantees for Franchisees and Unconsolidated Affiliates sections of Note 18 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

See Note 2 for details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Tax (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. We will adopt the standard in the first quarter of 2021, and do not expect the adoption of this standard to have a material impact on our financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which clarifies the interaction between equity securities under Topic 321 and investments accounted for under the equity method in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. We will adopt the standard in the first quarter of 2021, and do not expect the adoption of this standard to have a material impact on our financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features and eliminates some of the conditions for equity classification in ASC 815-40 for contracts in an entity’s own equity. The guidance amends ASC 260 on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for the Company from January 1, 2022, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

2020 Form 10-K

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs (“ASU 2020-08”), which clarifies that an entity should reevaluate for each reporting period whether a callable debt security is within the scope of certain guidance in ASC 310-20 that was issued in ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. We will adopt the standard in the first quarter of 2021, and do not expect the adoption of this standard to have a material impact on our financial statements.

Critical Accounting Policies and Estimates

Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments. These judgments involve estimations of the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations or financial condition. Changes in the estimates and judgments could significantly affect our results of operations, financial condition and cash flows in future years. A description of what we consider to be our most significant critical accounting policies and estimates follows.

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

2020 Form 10-K

Impairment or Disposal of Long-Lived Assets

We review long-lived assets of restaurants (primarily operating lease right-of-use assets and property, plant and equipment (“PP&E”)) semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We evaluate recoverability based on the restaurant’s forecasted undiscounted cash flows, which are based on our entity-specific assumptions, to the carrying value of such assets. The forecasted undiscounted cash flows incorporate our best estimate of sales growth based upon our operation plans for the unit and actual results at comparable restaurants. For restaurant assets that are deemed not to be recoverable, we write down the impaired restaurant to its estimated fair value. In determining the fair value of restaurant-level assets, we consider the highest and best use of the assets from market participants’ perspective, which is represented by the higher of the forecasted discounted cash flows of operating restaurants and the price market participants would pay to sub-lease the operating lease right-of-use assets and acquire remaining restaurant assets, even if that use differs from the current use by the Company. Key assumptions in the determination of fair value include reasonable sales growth assumption in generating after-tax cashflows that would be used by a franchisee in the determination of a purchase price for the restaurant, and market rental assumption for estimating the price market participants would pay to sub-lease the operating lease right-of-use assets. Estimates of forecasted cash flows of operating restaurants are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. Estimates of the price market participants would pay to sub-lease the operating lease right-of-use assets are based on comparable market rental information that could be reasonably obtained for the property. In situations where the highest and best use of the restaurant-level assets from market participants’ perspective is represented by sub-leasing the operating lease right-of-use assets and acquiring the remaining restaurant assets, the Company continues to use these assets in operating its restaurant business, which is consistent with its long-term strategy of growing revenue through operating restaurant concepts.

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

We evaluate indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist. We perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter. When we evaluate these assets for impairment, we have the option to first perform a qualitative assessment to determine whether an intangible asset group is impaired.  If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of the intangible asset group is less than its carrying amount, we will then perform quantitative assessment. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset. The discount rate is our estimate of the required rate-of-return that a third-party buyer would expect to receive. These estimates are highly subjective, and our ability to achieve the forecasted cash is affected by factors such as changes in our operating performance and business strategies and changes in economic conditions. Our indefinite-lived intangible assets had a book value of $138 million and $52 million as of December 31, 2020 and 2019, respectively, representing two material indefinite-lived intangible assets, which are our Little Sheep trademark and the newly-acquired Huang Ji Huang trademark. Upon acquisition of Huang Ji Huang in April 2020, we recognized and measured its trademark at fair value.

2020 Form 10-K

In the years ended December 31, 2020, 2019 and 2018, we elected to perform the qualitative impairment assessment for the Little Sheep and Huang Ji Huang trademarks by evaluating all pertinent factors, including but not limited to macroeconomic conditions, industry and market conditions and financial performance. Based on our qualitative assessment, it was more likely than not that the carrying value of the Little Sheep and Huang Ji Huang trademarks were not impaired and therefore the quantitative assessment was not required.

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

Future cash flow estimates and the discount rate are the key assumptions when estimating the fair value of a reporting unit. Future cash flows are based on growth expectations relative to recent historical performance and incorporate sales growth and margin improvement assumptions that we believe a third-party buyer would assume when determining a purchase price for the reporting unit. The sales growth and margin improvement assumptions that factor into the discounted cash flows are highly correlated as cash flow growth can be achieved through various interrelated strategies such as product pricing and restaurant productivity initiatives. The discount rate is our estimate of the required rate-of-return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows. These estimates are highly subjective, and our ability to achieve the forecasted cash is affected by factors such as changes in our operating performance and business strategies and changes in economic conditions.

Our goodwill of $832 million as of December 31, 2020 was related to the KFC, Pizza Hut and recently acquired Huang Ji Huang reporting units. We performed a qualitative impairment assessment for each of our individual reporting units of KFC, Pizza Hut and Huang Ji Huang in 2020. Based on our qualitative assessment, the Company concluded that no changes in events or circumstances have occurred that indicated impairment may exist and it was more likely than not that the fair value of the reporting units of KFC, Pizza Hut and Huang Ji Huang exceeds their carrying amount and therefore no quantitative assessment was required. No impairment charge on goodwill related to KFC, Pizza Hut and Huang Ji Huang was recorded in 2020, 2019 and 2018.

2020 Form 10-K

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

We estimated the fair value of stock options and SARs at the grant date using the Black-Scholes option-pricing model (“the BS model”). It should be noted that the option-pricing model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate and, as a result, our operating profit and net income. PSUs have performance and/or market conditions that are based on the closing price of Yum China’s stock, shareholder return performance relative to peer group in the MSCI International China Index, or relative shareholder return against the MSCI China Index measured over the performance period. The fair values of PSUs have been determined based on the outcome of a Monte-Carlo Simulation model (the “MCS model”) and the closing price of the Company’s stock on the date of the grant.

Under the BS and MCS models, we made a number of assumptions regarding the fair value of the share-based awards, including:

•	the expected future volatility of the price of shares of Yum China common stock;

•	the risk-free interest rate;

•	the expected dividend yield; and

•	the expected term.

We estimated the expected future volatility of the price of shares of Yum China common stock based on the historical price volatility of the publicly traded shares of common stock of comparable companies in the same business as Yum China as well as the historical volatility of the Company’s common stock. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield in effect with maturity terms equal to the expected term or performance measurement period of the awards. The dividend yield was estimated based on the Company’s dividend policy. We use historical turnover data to estimate the expected forfeiture rate.

2020 Form 10-K

PRC Value-Added Tax

As of December 31, 2020, an input VAT credit asset of $270 million and payable of $6 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT credit asset for recoverability, giving consideration to the indefinite life of the input VAT credit assets as well as its forecasted operating results and capital spending, which inherently include significant assumptions subject to change. Key assumptions include the following:

•	Estimated growth rate for revenues;

•	Estimated restaurant expenses and other costs;

•	Estimated new-unit development and asset upgrades.

We also consider qualitative factors including the fact that such assets can be carried forward indefinitely to offset future VAT payables, our ability to manage the accumulation of the input VAT credits and potential changes in VAT rates. We did not make an allowance for the recoverability of the input VAT credit asset as of December 31, 2020 and 2019. Changes in any of the assumptions could materially impact the amount of VAT asset and its recoverability and, as a result, our operating income and net income.

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

Uncertain Tax Positions

We are subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other tax authorities with respect to income and non-income based taxes. We recognize the benefit of positions taken or expected to be taken in our tax returns when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. At December 31, 2020 and 2019, we had $21 million and $19 million, respectively, of unrecognized tax benefits related to the uncertainty with regard to the deductibility of certain business expenses incurred. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

2020 Form 10-K

Since 2016, we have been under a national audit on transfer pricing by the STA in China regarding our related party transactions for the period from 2006 to 2015. The information and views currently exchanged with the tax authorities focus on our franchise arrangement with YUM. We continue to provide information requested by the tax authorities to the extent it is available to the Company. It is reasonably possible that there could be significant developments, including expert review and assessment by the STA, within the next 12 months. The ultimate assessment and decision of the STA will depend upon further review of the information provided, as well as ongoing technical and other discussions with the STA and in-charge local tax authorities, and therefore it is not possible to reasonably estimate the potential impact at this time. We will continue to defend our transfer pricing position. However, if the STA prevails in the assessment of additional tax due based on its ruling, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations and cash flows.

Unremitted Earnings of Foreign Subsidiaries

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. Except for the planned but yet to be distributed earnings, we have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31, 2017 was subject to the one-time transition tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes. We estimate that our total temporary difference for which we have not provided foreign withholding taxes is approximately $2 billion at December 31, 2020. The foreign withholding tax rate on this amount is 5% or 10% depending on the manner of repatriation and the applicable tax treaties or tax arrangements.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the year ended December 31, 2020, the Company’s operating profit would have decreased approximately $93 million if RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

2020 Form 10-K

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

2020 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Yum China Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Yum China Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Suzhou KFC Co., Ltd. (“Suzhou KFC”) and Huang Ji Huang group (“Huang Ji Huang”) during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, the internal control over financial reporting of Suzhou KFC and Huang Ji Huang. Suzhou KFC’s total assets represented 1.4% of the Company’s total consolidated assets, excluding goodwill and net intangible assets which were included within the scope of assessment and total revenues of 2.1% of total consolidated revenues of the Company, as of and for the year ended December 31, 2020. Huang Ji Huang’s total assets represented 1.0% of the Company’s total consolidated assets, excluding goodwill and intangible assets which were included within the scope of assessment, and total revenues of less than 1.0% of total consolidated revenues of the Company, as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Suzhou KFC and Huang Ji Huang.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), as amended.

2020 Form 10-K

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

2020 Form 10-K

Assessment of impairment of long-lived assets of restaurants

As discussed in Notes 2, 7 and 11 to the consolidated financial statements, property, plant and equipment, net and operating lease right-of-use assets were US$1,765 million and US$2,164 million, respectively, as of December 31, 2020, which included the long-lived assets of the Company’s restaurants. For restaurant assets with indicators that the carrying value may not be recoverable, the Company evaluates recoverability of these assets by comparing the forecasted undiscounted cash flows of the restaurant’s operations to the carrying value of such assets. For restaurant assets that are not deemed to be recoverable, the Company writes down the restaurant assets to the estimated fair value. The Company determines the fair value of the restaurant assets based on the higher of the forecasted discounted cash flows of the restaurant’s operations and the price market participants would pay to sub-lease the operating lease right-of-use assets and acquire the remaining restaurant assets.

We identified the assessment of impairment of long-lived assets of restaurants as a critical audit matter. A high degree of auditor judgment was required in assessing the sales growth rates used to estimate the forecasted undiscounted cash flows of the restaurants’ operations. In addition, specialized skills and knowledge were required to assess the Company’s market rental assumptions to estimate the fair values of the operating lease right-of-use assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s long-lived assets of restaurants impairment assessment process. This included controls related to the determination of the sales growth rates and the market rentals. To evaluate the sales growth rates, we compared the sales growth rates of a sample of restaurants to the historical sales growth rates and the Company’s operation plans for the respective restaurants. We performed sensitivity analyses over the sales growth rates for a sample of restaurants to assess their impact on the restaurants’ forecasted undiscounted cash flows. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•	Comparing the market rentals of a sample of restaurants to respective market rental ranges that we independently developed using external data; and
•

Developing independent estimates of the fair values of the operating lease right-of-use assets based on the price that market participants would pay to sub-lease the right-of-use assets for a sample of restaurants and comparing the results of our estimates to the Company’s estimates.

Evaluation of uncertain tax position

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company recognizes the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not (more than a 50% likelihood) that the position would be sustained upon examination by tax authorities. Since 2016, the Company has been under a national audit on transfer pricing by the Chinese State Taxation Administration (“STA”) regarding the related party transactions for the period from 2006 to 2015.

We identified the evaluation of the Company’s uncertain tax position pertaining to the transfer pricing used in the related party transactions under audit by the STA as a critical audit matter. Specifically, a high degree of auditor judgment and specialized skills and knowledge were required in evaluating the Company's interpretation of the applicable tax laws and regulations and the estimate of the more likely than not assessment of tax position being sustained under examination by tax authorities.

2020 Form 10-K

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of the internal control related to the Company’s assessment process pertaining to the transfer pricing audit, including the control related to the interpretation of the applicable tax laws and regulations and the assessment of the uncertain tax position being sustained under examination by tax authorities. Since tax law is complex and often subject to interpretation, we involved tax professionals with specialized skills and knowledge, who assisted in:

•

Reading the correspondence received by the Company from the tax authorities in connection with the transfer pricing audit by the STA, as well as responses and information the Company submitted to the tax authorities;

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

Shanghai, China
February 26, 2021

2020 Form 10-K

Consolidated Statements of Income

Yum China Holdings, Inc.

Years ended December 31, 2020, 2019 and 2018

(in US$ millions, except per share data)

	2020	2019	2018
Revenues
Company sales	$7,396	$7,925	$7,633
Franchise fees and income	148	148	141
Revenues from transactions with franchisees and unconsolidated affiliates	647	654	603
Other revenues	72	49	38
Total revenues	8,263	8,776	8,415
Costs and Expenses, Net
Company restaurants
Food and paper	2,342	2,479	2,326
Payroll and employee benefits	1,730	1,807	1,714
Occupancy and other operating expenses	2,226	2,373	2,394
Company restaurant expenses	6,298	6,659	6,434
General and administrative expenses	479	487	456
Franchise expenses	65	71	71
Expenses for transactions with franchisees and unconsolidated affiliates	633	645	595
Other operating costs and expenses	57	37	29
Closures and impairment expenses, net	55	36	41
Other income, net	(285)	(60)	(152)
Total costs and expenses, net	7,302	7,875	7,474
Operating Profit	961	901	941
Interest income, net	43	39	36
Investment gain (loss)	104	63	(27)
Income Before Income Taxes	1,108	1,003	950
Income tax provision	(295)	(260)	(214)
Net income – including noncontrolling interests	813	743	736
Net income – noncontrolling interests	29	30	28
Net Income – Yum China Holdings, Inc.	$784	$713	$708
Weighted-average common shares outstanding (in millions):
Basic	390	377	384
Diluted	402	388	395
Basic Earnings Per Common Share	$2.01	$1.89	$1.84
Diluted Earnings Per Common Share	$1.95	$1.84	$1.79

See accompanying Notes to Consolidated Financial Statements.

2020 Form 10-K

Consolidated Statements of Comprehensive Income

Yum China Holdings, Inc.

Years ended December 31, 2020, 2019 and 2018

(in US$ millions)

	2020	2019	2018
Net income - including noncontrolling interests	$813	$743	$736
Other comprehensive income (loss), net of tax of nil
Foreign currency gain (loss) arising during the year	230	(32)	(160)
Comprehensive income - including noncontrolling interests	1,043	711	576
Comprehensive income - noncontrolling interests	43	30	22
Comprehensive Income - Yum China Holdings, Inc.	$1,000	$681	$554

See accompanying Notes to Consolidated Financial Statements.

2020 Form 10-K

Consolidated Statements of Cash Flows

Yum China Holdings, Inc.

Years ended December 31, 2020, 2019 and 2018

(in US$ millions)

	2020	2019	2018
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$813	$743	$736
Depreciation and amortization	450	428	445
Non-cash operating lease cost	368	339	—
Closures and impairment expenses	55	36	41
Gain from re-measurement of equity interest upon acquisition	(239)	—	(98)
Investment (gain) loss	(104)	(63)	27
Equity income from investments in unconsolidated affiliates	(62)	(69)	(65)
Distributions of income received from unconsolidated affiliates	55	73	63
Deferred income taxes	111	16	33
Share-based compensation expense	36	26	24
Changes in accounts receivable	(15)	(9)	(13)
Changes in inventories	17	(77)	(23)
Changes in prepaid expenses and other current assets	(15)	(3)	(22)
Changes in accounts payable and other current liabilities	65	171	254
Changes in income taxes payable	17	(8)	17
Changes in non-current operating lease liabilities	(394)	(381)	—
Other, net	(44)	(37)	(86)
Net Cash Provided by Operating Activities	1,114	1,185	1,333
Cash Flows – Investing Activities
Capital spending	(419)	(435)	(470)
Purchases of short-term investments	(4,499)	(1,024)	(604)
Purchase of long-term time deposits	(57)	—	—
Maturities of short-term investments	2,061	534	680
Contribution to unconsolidated affiliates	(17)	—	—
Acquisition of business, net of cash acquired	(288)	—	(91)
Disposal of (investment in) equity securities	54	—	(74)
Other, net	56	15	7
Net Cash Used in Investing Activities	(3,109)	(910)	(552)
Cash Flows – Financing Activities
Common stock issuance proceeds, net of issuance costs	2,195	—	—
Repurchase of shares of common stock	(8)	(265)	(307)
Cash dividends paid on common stock	(95)	(181)	(161)
Dividends paid to noncontrolling interests	(33)	(32)	(36)
Other, net	(1)	(2)	(14)
Net Cash Provided by (Used in) Financing Activities	2,058	(480)	(518)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	40	(6)	(56)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	103	(211)	207
Cash, Cash Equivalents and Restricted Cash - Beginning of Year	1,055	1,266	1,059
Cash, Cash Equivalents and Restricted Cash - End of Year	$1,158	$1,055	$1,266

Supplemental Cash Flow Data
Cash paid for income tax	170	255	208
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payables and other current liabilities	203	150	137

See accompanying Notes to Consolidated Financial Statements.

2020 Form 10-K

Consolidated Balance Sheets

Yum China Holdings, Inc.

December 31, 2020 and 2019

(in US$ millions)

	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$1,158	$1,046
Short-term investments	3,105	611
Accounts receivable, net	99	88
Inventories, net	398	380
Prepaid expenses and other current assets	176	134
Total Current Assets	$4,936	$2,259
Property, plant and equipment, net	1,765	1,594
Operating lease right-of-use assets	2,164	1,985
Goodwill	832	254
Intangible assets, net	246	94
Deferred income taxes	98	95
Investments in unconsolidated affiliates	85	89
Other assets	749	580
Total Assets	$10,875	$6,950
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,995	$1,691
Income taxes payable	72	45
Total Current Liabilities	2,067	1,736
Non-current operating lease liabilities	1,915	1,803
Non-current finance lease obligations	28	26
Other liabilities	394	210
Total Liabilities	4,404	3,775

Redeemable Noncontrolling Interest	12	—

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 440 million shares and 395 million shares issued at December 31, 2020 and 2019, respectively; 420 million shares and 376 million shares outstanding at December 31, 2020 and 2019, respectively	4	4
Treasury stock	(728)	(721)
Additional paid-in capital	4,658	2,427
Retained earnings	2,105	1,416
Accumulated other comprehensive income (loss)	167	(49)
Total Yum China Holdings, Inc. Stockholders' Equity	6,206	3,077
Noncontrolling interests	253	98
Total Equity	6,459	3,175
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$10,875	$6,950

See accompanying Notes to Consolidated Financial Statements.

2020 Form 10-K

Consolidated Statements of Equity

Yum China Holdings, Inc.

Years ended December 31, 2020, 2019 and 2018

(in US$ millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares*	Amount	Interests	Equity	Interest
Balance at December 31, 2017	389	$4	$2,375	$397	$137	(4)	$(148)	$77	$2,842	$5
Net Income (loss)				708				29	737	(1)
Foreign currency translation adjustment					(154)			(6)	(160)	—
Comprehensive income (loss)									577	(1)
Dividends declared								(33)	(33)
Cash dividends declared ($0.42 per common share)				(161)					(161)
Acquisition of business								36	36
Repurchase of shares of common stock						(9)	(312)		(312)
Exercise and vesting of share-based awards	3	—	—						—
Share-based compensation			24						24
Revaluation of redeemable noncontrolling interest			3						3	(3)
Balance at December 31, 2018	392	$4	$2,402	$944	$(17)	(13)	$(460)	$103	$2,976	$1
Net Income (loss)				713				32	745	(2)
Foreign currency translation adjustment					(32)			—	(32)	—
Comprehensive income (loss)									713	(2)
Dividends declared								(34)	(34)
Cash dividends declared ($0.48 per common share)				(181)					(181)
Repurchase of shares of common stock						(6)	(261)		(261)
Exercise and vesting of share-based awards	3	—	—						—
Share-based compensation			26						26
Revaluation of redeemable noncontrolling interest			(1)						(1)	1
Cumulative effect of accounting change				(60)				(3)	(63)
Balance at December 31, 2019	395	$4	$2,427	$1,416	$(49)	(19)	$(721)	$98	$3,175	$—
Net Income				784				29	813	—
Foreign currency translation adjustment					216			14	230	—
Comprehensive income									1,043	—
Dividends declared								(32)	(32)
Cash dividends declared ($0.24 per common share)				(95)					(95)
Acquisition of business								144	144	12
Issuance of common stock, net of issuance costs	42	—	2,193						2,193
Repurchase of shares of common stock						—	(7)		(7)
Exercise and vesting of share-based awards	3	—	2						2
Share-based compensation			36						36
Balance at December 31, 2020	440	$4	$4,658	$2,105	$167	(20)	$(728)	$253	$6,459	$12

*: Shares may not add due to rounding.

See accompanying Notes to Consolidated Financial Statements.

2020 Form 10-K

Notes to Consolidated Financial Statements

(Tabular amounts in US$ millions, except for number of shares and per share data)

Note 1 – Description of Business

Yum China Holdings, Inc. (“Yum China” and, together with its subsidiaries, the “Company,” “we,” “us,” and “our”) was incorporated in Delaware on April 1, 2016.

The Company owns, franchises or has ownership in entities that own and operate restaurants (also referred to as “stores” or “units”) under the KFC, Pizza Hut, Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning and Taco Bell, and Lavazza concepts (collectively, the “concepts”). In connection with the separation of the Company in 2016 from its former parent company, Yum! Brands, Inc. (“YUM”), a 50-year master license agreement was entered into between Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company and YUM, through YRI China Franchising LLC, a subsidiary of YUM, effective from January 1, 2020 and previously through Yum! Restaurants Asia Pte. Ltd., another subsidiary of YUM, from October 31, 2016 to December 31, 2019, with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew, for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China (the “PRC” or “China”), excluding Hong Kong, Macau and Taiwan. In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. We own the intellectual property of Little Sheep, Huang Ji Huang, COFFii & JOY and East Dawning, and pay no license fee related to these concepts.

In 1987, KFC was the first quick-service restaurant brand to enter China. As of December 31, 2020, there are over 7,000 KFC stores in China. We maintain a 58% and 70% controlling interest in the entities that own and operate the KFCs in Shanghai and Beijing, respectively. During the first quarter of 2018, the Company completed the acquisition of an additional 36% equity interest in an unconsolidated affiliate that operates KFC stores in and around Wuxi, China (“Wuxi KFC”), for cash consideration of approximately $98 million, increasing the Company’s equity interest to 83%, allowing the Company to consolidate the entity. During the third quarter of 2020, the Company completed the acquisition of an additional 25% equity interest in an unconsolidated affiliate that operates KFC stores in and around Suzhou, China (“Suzhou KFC”), for cash consideration of $149 million. Upon closing of the acquisition, the Company increased its equity interest to 72%, allowing the Company to consolidate Suzhou KFC. These acquisitions were considered immaterial. We began consolidating Wuxi KFC and Suzhou KFC upon the completion of acquisition. We have a 47% noncontrolling ownership in our unconsolidated affiliate that owns and operates KFCs in and around Hangzhou.

The first Pizza Hut in China opened in 1990. As of December 31, 2020, there are over 2,300 Pizza Hut restaurants in China.

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

2020 Form 10-K

In the quarter ended June 30, 2020, the Company partnered with Lavazza Group, the world renowned family-owned Italian coffee company, and entered into a joint venture to explore and develop the Lavazza coffee shop concept in China.

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell, Lavazza and Daojia, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Starting from the first quarter of 2019, our COFFii & JOY concept and e-commerce business became operating segments, as their financial results started being regularly reviewed by the Company’s chief operating decision maker. Segment financial information for prior years has been recast to align with this change in segment reporting. There was no impact to the consolidated financial statements of the Company as a result of this change. Additional details on our segment reporting are included in Note 17.

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

Our most significant variable interests are in entities that operate restaurants under franchise arrangements. We do not generally have an equity interest in our franchisee businesses. Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees. We have variable interests in certain entities that operate restaurants under franchise agreements through real estate lease arrangements with them to which we are a party. At December 31, 2020, the Company had future lease payments due from franchisees, on a nominal basis, of approximately $41 million. As our franchise arrangements provide our franchisee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

2020 Form 10-K

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

We consolidate the entities that operate KFCs in Shanghai, Beijing, Wuxi and Suzhou where we have controlling interests of 58%, 70%, 83% and 72%, respectively.

We have a noncontrolling 47% interest in the entity that operates the KFCs in and around Hangzhou. This entity is not a VIE and our lack of majority voting rights precludes us from controlling this affiliate. Thus, we do not consolidate this affiliate. Instead, we account for it under the equity method. Our share of the net income or loss of the unconsolidated affiliate is included in Other income, net in our Consolidated Statements of Income.

The results of Huang Ji Huang and Suzhou KFC’s operations have been included in the Company’s Consolidated Financial Statements since the acquisition dates of April 8, 2020 and August 3, 2020, respectively.

Comparative Information. Certain comparative items in the Consolidated Financial Statements have been reclassified to conform to the current year’s presentation to facilitate comparison.

Fiscal Calendar. Our fiscal year ends on December 31, with each quarter comprised of three months.

Foreign Currency. Our functional currency for the operating entities in China is the Chinese Renminbi (“RMB”), the currency of the primary economic environment in which they operate. Income and expense accounts for our operations are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities are then translated into U.S. dollars at exchange rates in effect at the balance sheet date. Foreign currency translation adjustments are recorded in the Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency, to the extent they arise, are included in Other income, net in our Consolidated Statements of Income.

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

License fees due to YUM for our Company-owned stores are included within restaurant margin in Occupancy and other operating expenses. Total license fees paid to YUM were $256 million, $273 million and $263 million during the years ended December 31, 2020, 2019 and 2018, respectively.

Certain direct costs of our franchise operations are charged to Franchise expenses. These costs include provisions for estimated uncollectible fees, rent or depreciation expense associated with restaurants we sub-lease to franchisees, and certain other direct incremental franchise support costs.

2020 Form 10-K

We also have certain transactions with franchisees and unconsolidated affiliates, which consist primarily of sales of food and paper products, advertising services and other services provided to franchisees and unconsolidated affiliates. Related expenses are included in Expenses for transactions with franchisees and unconsolidated affiliates.

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. The standard allows for either a full retrospective or modified retrospective transition method. Additional amendments were subsequently issued by the FASB to clarify the implementation guidance. The Company adopted these standards on January 1, 2018, and applied the full retrospective approach. Therefore, revenue for all three years in the accompanying Consolidated Financial Statements was consistently accounted for in accordance with ASC 606.

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

Our privilege membership programs offer privilege members rights to multiple benefits, such as free delivery and discounts on certain products. For certain KFC and Pizza Hut privilege membership programs offering a pre-defined amount of benefits that can be redeemed ratably over the membership period, revenue is ratably recognized over the period based on the elapse of time. With respect to the KFC and Pizza Hut family privilege membership program offering members a mix of distinct benefits, including a welcome gift and assorted discount coupons with pre-defined quantities, consideration collected is allocated to the benefits provided based on their relative standalone selling price and revenue is recognized when food or services are delivered or the benefits expire. In determining the relative standalone selling price of the benefits, the Company considers likelihood of future redemption based on historical redemption pattern and reviews such estimates periodically based upon the latest available information regarding redemption and expiration patterns.

2020 Form 10-K

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

2020 Form 10-K

Direct Marketing Costs. We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown. Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant. Our direct marketing expenses incurred for Company-owned restaurants were $307 million, $344 million and $341 million in 2020, 2019 and 2018, respectively, and were included in Occupancy and other operating expenses. In addition, the direct marketing costs incurred for franchisees and unconsolidated affiliates were $60 million, $65 million and $62 million in 2020, 2019 and 2018, respectively, and were recorded in Expenses for transactions with franchisees and unconsolidated affiliates.

Research and Development Expenses. Research and development expenses associated with our food innovation activities, which are expensed as incurred, are reported in general and administrative ("G&A") expenses. Research and development expenses were $3 million, $4 million and $4 million in 2020, 2019 and 2018, respectively.

Share-Based Compensation. Prior to the separation, all employee equity awards were granted by YUM. Upon the separation, holders of outstanding YUM equity awards generally received both adjusted YUM awards and Yum China awards, or adjusted awards of either YUM or Yum China in their entirety, to maintain the pre-separation intrinsic value of the awards. The modified equity awards have the same terms and conditions as the awards held immediately before the separation, except the number of shares and the price were adjusted. The incremental compensation cost, measured as the excess of the fair value of the award immediately after the modification over the fair value of the award immediately before the modification, based on Black-Scholes option-pricing model was immaterial, and YUM and the Company continue to recognize the unamortized fair value of the awards over the remaining requisite service period as their respective employees continue to provide services. All awards granted following the separation were granted under the Company’s Long Term Incentive Plan (the “2016 Plan”). We recognize all share-based payments to employees and directors, including grants of stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and performance share units (“PSUs”), in the Consolidated Financial Statements as compensation cost over the service period based on their fair value on the date of grant. This compensation cost is recognized over the service period on a straight-line basis, net of an assumed forfeiture rate, for awards that actually vest and when performance conditions are probable of being achieved, if applicable. Forfeiture rates are estimated at grant date based on historical experience and compensation cost is adjusted in subsequent periods for differences in actual forfeitures from the previous estimates. We present this compensation cost consistent with the other compensation costs for the employee recipient in either payroll and employee benefits or G&A expenses.

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

2020 Form 10-K

For purposes of impairment testing for our restaurants, we have concluded that an individual restaurant is the lowest level of independent cash flows unless our intent is to refranchise restaurants as a group. We review our long-lived assets of such individual restaurants (primarily operating lease ROU assets and PP&E) semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. Our primary indicators of potential impairment for our semi-annual impairment testing of these restaurant assets include two consecutive years of operating losses after a restaurant has been open for three years. We evaluate the recoverability of these restaurant assets by comparing the forecasted undiscounted cash flows of the restaurant’s operation, which are based on our entity-specific assumptions, to the carrying value of such assets. The forecasted undiscounted cash flows incorporate our best estimate of sales growth based upon our operation plans for the unit and actual results at comparable restaurants. For restaurant assets that are not deemed to be recoverable, we write down an impaired restaurant to its estimated fair value, which becomes its new cost basis. Fair value is an estimate of the price market participants would pay for the restaurant and its related assets. In determining the fair value of restaurant-level assets, we considered the highest and best use of the assets from market participants’ perspective, which is represented by the higher of the forecasted discounted cash flows from operating restaurants and the price market participants would pay to sub-lease the operating lease ROU assets and acquire remaining restaurant assets, even if that use differs from the current use by the Company. The after-tax cash flows incorporate reasonable assumptions we believe a franchisee would make such as sales growth and include a deduction for royalties we would receive under a franchise agreement with terms substantially at market. The discount rate used in the fair value calculation is our estimate of the required rate-of-return that a franchisee would expect to receive when purchasing a similar restaurant and the related long-lived assets. The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows. Estimates of the price market participants would pay to sub-lease the operating lease ROU assets are based on comparable market rental information that could be reasonably obtained for the property. In situations where the highest and best use of the restaurant level assets from market participants’ perspective is represented by sub-leasing the operating lease right-of-use assets and acquiring remaining restaurant assets, the Company continues to use these assets in operating its restaurant business, which is consistent with its long-term strategy of growing revenue through operating restaurant concepts.

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

2020 Form 10-K

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

Government Subsidies. Government subsidies generally consist of financial subsidies received from provincial and local governments for operating a business in their jurisdictions and compliance with specific policies promoted by the local governments. There are no defined rules and regulations to govern the criteria necessary for companies to receive such benefits, and the amount of financial subsidy is determined at the discretion of the relevant government authorities. Government subsidies are recognized when it is probable that the Company will comply with the conditions attached to them, and the subsidies are received. If the subsidy is related to an expense item, it is recognized as a reduction to the related expense to match the subsidy to the costs that it is intended to compensate. If the subsidy is related to an asset, it is deferred and recorded in other liabilities and then recognized ratably over the expected useful life of the related asset in the Consolidated Statements of Income.

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

2020 Form 10-K

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

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. Except for the planned but yet to be distributed earnings, we have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31 2017 was subject to the one-time transition tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes.

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

2020 Form 10-K

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

Cash and Cash Equivalents. Cash equivalents represent highly liquid investments with original maturities not exceeding three months and are primarily comprised of time deposits. Cash and overdraft balances that meet the criteria for right to offset are presented net on our Consolidated Balance Sheets.

Short-term Investments. Short-term investments primarily represent time deposits with original maturities of over three months but less than one year when purchased.

Accounts Receivable. Accounts Receivable consist of trade receivables and royalties from franchisees and unconsolidated affiliates, and are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts receivable on the Consolidated Balance Sheets. Prior to the adoption of ASC 326, our provision for uncollectible receivable balances was based upon pre-defined aging criteria or upon the occurrence of other events that indicated that we may not collect the balance due. Additionally, we monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe it is probable that our franchisees will be unable to make their required payments. Upon adoption of ASC 326 starting from January 1, 2020, our provision of credit losses for accounts receivable is based upon the current expected credit losses ("CECL") model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of December 31, 2020 and 2019, the ending balances of provision for accounts receivable were $1 million and $1 million, respectively, and amounts of accounts receivable past due were immaterial. Receivables due from unconsolidated affiliates including accounts receivables and dividend receivables were $50 million and $58 million as of December 31, 2020 and 2019, respectively.

2020 Form 10-K

Receivables from Payment Processors or Aggregators. Receivables from payment processors such as WeChat and Alipay or aggregators are cash due from them for clearing transactions and are included in Prepaid expenses and other current assets. The cash was paid by customers through these payment processors or aggregators for food provided by the Company. The Company considers and monitors the credit worthiness of the third-party payment processors and aggregators used. Prior to the adoption of ASC 326, an allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Upon adoption of ASC 326 starting from January 1, 2020, we adopted the same methodology of estimating expected credit losses based upon the CECL model as described above. Receivable balances are written off after all collection efforts have been exhausted. As of December 31, 2020 and 2019, no allowance for doubtful accounts was provided for such receivables.

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

2020 Form 10-K

From time to time, we purchase the rights to use government-owned land and the building occupying the land for a fixed period of time. Prior to the adoption of ASC 842, these land use rights and related buildings were recorded in Other Assets and Property, Plant and Equipment in our Consolidated Balance Sheets, and are amortized on a straight-line basis over the term of the land use rights. Upon the adoption of ASC 842 on January 1, 2019, land use rights acquired are assessed in accordance with ASC 842 and recognized in right-of-use assets if they meet the definition of lease.

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

2020 Form 10-K

We determine the useful life of intangible assets with consideration of factors including the expected use of the asset, the expected useful life of another asset or a group of assets to which the useful life of the intangible asset may relate, any legal, regulatory or contractual provisions that may limit the useful life, our historical experience in renewing or extending similar arrangements, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the assets. We evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its estimated remaining useful life. The Company’s indefinite-lived intangible asset represents Little Sheep and Huang Ji Huang trademarks as we consider their useful life to be indefinite since we intend to use Little Sheep and Huang Ji Huang trademarks indefinitely and there are no legal, regulatory or contractual provisions that may limit the useful life of the trademarks. Intangible assets that are deemed to have a finite life are generally amortized over their estimated useful lives on a straight-line basis to their residual value as follows:

Reacquired franchise rights	2 to 10 years
Huang Ji Huang franchise related assets	19 years
Daojia platform	8 years
Customer-related assets	2 to 15 years
Others	up to 20 years

The useful life of reacquired franchise rights was determined based on the contractual term whereas both the contractual term and historical pattern of renewing franchise agreements were considered in assessing the useful life of Huang Ji Huang franchise related assets. Customer-related assets primarily represent the customer relationship and user base acquired and the estimate of the useful life was based on the historical pattern of extending similar arrangements and attrition rate of users. Others primarily represent Little Sheep’s secret recipe. The useful life of the Daojia platform and Little Sheep’s secret recipe was assessed based on our estimate of periods generating cash flows from utilizing such assets.

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

2020 Form 10-K

Equity Investments. The Company’s equity investments include investments in unconsolidated affiliates and investments in equity securities with readily determinable fair value.

The Company applies the equity method to account for the investments in unconsolidated affiliates over which it has significant influence but does not control. Equity method investments are included as Investments in unconsolidated affiliates on our Consolidated Balance Sheets. Our share of earnings or losses and share of changes in other comprehensive income or losses of equity method investees is included in net income and other comprehensive income or losses, respectively. We record impairment charges related to an investment in an unconsolidated affiliate whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary. In addition, we evaluate our investments in unconsolidated affiliates for impairment when they have experienced two consecutive years of operating losses.

For our investments in equity securities with readily determinable fair value, over which the Company has neither significant influence nor control, they are measured at fair value with subsequent changes recognized in net income.

Financial Instruments. We account for derivative instruments as either assets or liabilities in the Consolidated Balance Sheets. The financial instruments are recorded at their respective fair value as determined on the day of issuance and subsequently adjusted to the fair value at each reporting date. Changes in the fair value of financial instruments are recognized periodically in the Consolidated Statements of Income. The estimated fair values of derivative instruments are determined at discrete points in time using standard valuation techniques.

Noncontrolling Interests. We report Net income attributable to noncontrolling interests separately on the face of our Consolidated Statements of Income. The portion of equity attributable to noncontrolling interests is reported within equity, separately from the Company’s stockholders’ equity on the Consolidated Balance Sheets.

When the noncontrolling interest is redeemable at the option of the noncontrolling shareholder, or contingently redeemable upon the occurrence of a conditional event that is not solely within the control of the Company, the noncontrolling interest is separately classified as mezzanine equity. In connection with the acquisition of Huang Ji Huang, a redeemable noncontrolling interest was initially recognized at fair value and classified outside of permanent equity on our Consolidated Balance Sheets due to redemption rights being held by the noncontrolling shareholder. Subsequent changes in the redemption value of the redeemable noncontrolling interest are immediately recognized as they occur and adjusted to the carrying amount of the redeemable noncontrolling interest.

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

2020 Form 10-K

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

As of December 31, 2020 and 2019, an input VAT credit asset of $270 million and $243 million, were recorded in Other assets, respectively, and payable of $6 million and $5 million, were recorded in Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against VAT payables more than one year from December 31, 2020. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the credit expected to be used within one year can be reasonably determined.

Earnings Per Share. Basic earnings per share represent net earnings to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. See Note 4 for further information.

Common Stock Repurchases. We may repurchase shares of Yum China common stock under a program authorized by our board of directors from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. Shares repurchased are included in treasury stock in the financial statements. See Note 15 for further information.

2020 Form 10-K

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. The FASB subsequently issued amendments to clarify the implementation guidance. We adopted the standard on January 1, 2020 using the modified retrospective method. The adoption of this standard resulted in a change of our provision policy primarily for accounts receivable, but such adoption did not have a material impact on our financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework –changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends the fair value measurement guidance by modifying disclosure requirements. We adopted the standard on January 1, 2020 and such adoption did not have a material impact on our financial statements.

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

2020 Form 10-K

Note 3 – Revenue

The following table presents revenue disaggregated by types of arrangements and segments:

	2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$5,633	$1,721	$42	$—	$7,396	$—	$7,396
Franchise fees and income	125	5	18	—	148	—	148
Revenues from transactions with franchisees and unconsolidated affiliates	61	4	49	533	647	—	647
Other revenues	2	—	96	32	130	(58)	72
Total revenues	$5,821	$1,730	$205	$565	$8,321	$(58)	$8,263

	2019
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$5,839	$2,045	$41	$—	$7,925	$—	$7,925
Franchise fees and income	136	4	8	—	148	—	148
Revenues from transactions with franchisees and unconsolidated affiliates	64	4	28	558	654	—	654
Other revenues	1	1	81	4	87	(38)	49
Total revenues	$6,040	$2,054	$158	$562	$8,814	$(38)	$8,776

	2018
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated (a)	Combined	Elimination	Consolidated
Company sales	$5,495	$2,106	$32	$—	$7,633	$—	$7,633
Franchise fees and income	132	3	6	—	141	—	141
Revenues from transactions with franchisees and unconsolidated affiliates	61	2	26	514	603	—	603
Other revenues	—	—	51	3	54	(16)	38
Total revenues	$5,688	$2,111	$115	$517	$8,431	$(16)	$8,415

(a)

As COFFii & JOY and our e-commerce business became operating segments starting from the first quarter of 2019, revenue by segment information for 2018 has been recast to align with the change in segment reporting. Additional details on our reportable segments are included in Note 17.

2020 Form 10-K

Franchise Fees and Income

	2020	2019	2018
Initial fees, including renewal fees	$8	$8	$7
Continuing fees and rental income	140	140	134
Franchise fees and income	$148	$148	$141

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets in the Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees and unconsolidated affiliates. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $9 million at both December 31, 2020 and 2019.

Contract Liabilities

Contract liabilities at December 31, 2020 and 2019 were as follows:

	2020	2019

Contract liabilities
- Deferred revenue related to prepaid stored-value products	$117	$86
- Deferred revenue related to upfront franchise fees	38	39
- Deferred revenue related to customer loyalty programs	23	24
- Deferred revenue related to privilege membership programs	27	16
- Others	1	3
Total	$206	$168

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs, and customer loyalty programs is included in Accounts payable and other current liabilities in the Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of the year amounted to $95 million and $68 million in 2020 and 2019, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the years presented.

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

2020 Form 10-K

Note 4 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted earnings per share (in millions, except for per share data):

	2020	2019	2018
Net Income – Yum China Holdings, Inc.	$784	$713	$708
Weighted-average common shares outstanding (for basic calculation)(a)	390	377	384
Effect of dilutive share-based awards(a)	7	8	9
Effect of dilutive warrants(b)	5	3	2
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	402	388	395
Basic Earnings Per Share	$2.01	$1.89	$1.84
Diluted Earnings Per Share	$1.95	$1.84	$1.79
Share-based awards and warrants excluded from the diluted EPS computation(c)	3	2	6

(a)

As a result of the separation, shares of Yum China common stock were distributed to YUM’s shareholders of record as of October 19, 2016 and included in the calculated weighted-average common shares outstanding. Holders of outstanding YUM equity awards generally received both adjusted YUM awards and Yum China awards, or adjusted awards of either YUM or Yum China in their entirety. Any subsequent exercise of these awards, whether held by the Company’s employees or YUM’s employees, would increase the number of common shares outstanding. The incremental shares arising from outstanding equity awards are included in the computation of diluted EPS, if there is dilutive effect. See Note 14 for a further discussion of share-based compensation. In September 2020, 41,910,700 common shares were issued as a result of the Company’s global offering and secondary listing on the HKEX and they were included in the calculated weighted-average common shares outstanding.

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

(c)

These outstanding employee stock appreciation rights, RSUs, PSUs and warrants were excluded from the computation of diluted EPS because to do so would have been antidilutive for the years presented, or because certain PSUs are contingently issuable based on the achievement of performance and market conditions, which have not been met as of December 31, 2020.

2020 Form 10-K

Note 5 – Items Affecting Comparability of Net Income

Impact of COVID-19 pandemic

The COVID-19 pandemic has significantly impacted the Company’s operations in 2020. The Company’s operations improved sequentially since the first quarter, although still impacted by the lingering effects of the COVID-19 pandemic. Operating profit for the years ended December 31, 2020 and 2019 was $961 million and $901 million, respectively. Excluding the impact of a $239 million gain from the re-measurement of our previously held equity interest in Suzhou KFC upon the acquisition as further described below, the decrease in Operating profit for the year ended December 31, 2020 was mainly driven by same-store sales declines and temporary store closures due to the COVID-19 pandemic, partially offset by one-time lease concession totaling $36 million from landlords and a one-time government relief of $59 million.

Consolidation of former unconsolidated affiliates

In the third quarter of 2020, the Company completed the acquisition of an additional 25% equity interest in Suzhou KFC for cash consideration of $149 million, increasing our equity interest to 72%, and thus we began to consolidate Suzhou KFC since the acquisition date.

In the first quarter of 2018, the Company completed the acquisition of an additional 36% equity interest in Wuxi KFC for cash consideration of $98 million, increasing our equity interest to 83%, and thus we began to consolidate Wuxi KFC since the acquisition date.

As a result of the acquisitions of Suzhou KFC and Wuxi KFC, the Company also recognized a gain of $239 million and $98 million, respectively, from the re-measurement of our previously held 47% equity interest at fair value using a discounted cash flow valuation approach and incorporating assumptions and estimates that are Level 3 inputs. Key assumptions used in estimating future cash flows included projected revenue growth and costs and expenses, which were based on internal projections, historical performance of stores, and the business environment, as well as the selection of an appropriate discount rate based on weighted-average cost of capital and company-specific risk premium. The gain was recorded in Other income, net and not allocated to any segment for performance reporting purposes.

Additionally, as a result of the acquisition of Suzhou KFC and Wuxi KFC, $61 million and $61 million of the purchase price was allocated to intangible assets related to reacquired franchise rights, respectively, which are being amortized over the remaining franchise contract period of 2.4 years and 5 years, respectively.

Meituan Dianping (“Meituan”) investment

In the third quarter of 2018, the Company subscribed for 8.4 million, or less than 1%, of the ordinary shares of Meituan, an e-commerce platform for services in China, for a total consideration of approximately $74 million, when it launched its initial public offering on the Hong Kong Stock Exchange in September 2018. In the second quarter of 2020, the Company sold 4.2 million of the ordinary shares of Meituan for proceeds of approximately $54 million, and realized a $17 million pre-tax gain which was recognized during the holding period. The Company recorded $29 million of U.S. tax in the year ended December 31, 2020 related to the gains on our investment in equity securities of Meituan, which were recognized during the year ended December 31, 2020 and prior year.

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

2020 Form 10-K

A summary of pre-tax gains or losses in investment in equity securities recognized, which was included in Investment gain or loss in our Consolidated Statements of Income is as follows:

	2020	2019	2018
Unrealized gains (losses) recorded on equity securities still held as of the end of the year	$105	$63	$(27)
Losses recorded on equity securities sold during the year	(1)	—	—
Gains (losses) recorded on equity securities	$104	$63	$(27)

Store Impairment Charges

We recorded store impairment charges of $66 million, $38 million and $40 million for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in store impairment charges in 2020 mainly resulted from the adverse effects of the COVID-19 pandemic. See Note 12 for additional information.

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

2020 Form 10-K

Partner PSU Awards

In February 2020, the Company’s board of directors approved new grants of SARs, RSUs and PSUs to employees under the Yum China Holdings, Inc. Long Term Incentive Plan (the “2016 Plan”). The awards will be earned based on their respective vesting terms, with PSUs subject to market conditions or performance conditions. A special award of PSUs (“Partner PSU Awards”) was granted to select employees who were deemed critical to the Company’s execution of its strategic operating plan. These Partner PSU Awards will only vest if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares. Partner PSU Awards were granted to address increased competition for executive talent, motivate transformational performance and encourage management retention. Given the unique nature of these grants, the Compensation Committee of the Board does not intend to grant similar, special grants to the same employees during the performance period. The impact from these special awards is excluded from metrics that management uses to assess the Company’s performance. The Company recognized a share-based compensation cost of $7 million associated with the Partner PSU Awards for year ended December 31, 2020.

Transition Tax

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

Note 6 – Other Income, net

	2020	2019	2018
Gain from re-measurement of equity interest upon acquisition(a)	$239	$—	$98
Equity income from investments in unconsolidated affiliates	62	69	65
Derecognition of indemnification asset(b)	(3)	—	—
Foreign exchanges and other	(13)	(9)	(11)
Other income, net	$285	$60	$152

(a)

As a result of the acquisition of Suzhou KFC and Wuxi KFC, as disclosed in Note 5, the Company recognized a gain of $239 million and $98 million in 2020 and 2018, respectively, from the re-measurement of our previously held 47% equity interest at fair value, which was not allocated to any segment for performance reporting purposes.

(b)

In the second quarter of 2020, the Company derecognized a $3 million indemnification asset previously recorded for the Daojia acquisition as the indemnification right pursuant to the purchase agreement expired. The expense was included in Other income, net, but was not allocated to any segment for performance reporting purposes.

Note 7 – Supplemental Balance Sheet Information

Accounts Receivables, net	2020	2019
Accounts receivables, gross	$100	$89
Allowance for doubtful accounts	(1)	(1)
Accounts receivables, net	$99	$88

2020 Form 10-K

Prepaid Expenses and Other Current Assets	2020	2019
Receivables from payment processors and aggregators	$47	$39
Dividends receivable from unconsolidated affiliates	10	8
Other prepaid expenses and current assets	119	87
Prepaid expenses and other current assets	$176	$134

Property, Plant and Equipment	2020	2019
Buildings and improvements	$2,367	$2,159
Finance leases, primarily buildings	36	30
Machinery and equipment and construction in progress	1,490	1,282
Property, plant and equipment, gross	3,893	3,471
Accumulated depreciation	(2,128)	(1,877)
Property, plant and equipment, net	$1,765	$1,594

Depreciation and amortization expense related to property, plant and equipment was $421 million, $408 million and $414 million in 2020, 2019 and 2018, respectively.

Other Assets	2020	2019
VAT assets	$270	$243
Investment in equity securities	160	110
Land use right(a)	140	133
Long-term deposits	83	71
Investment in long-term time deposits(b)	61	—
Costs to obtain contracts	9	9
Restricted cash	—	9
Others	26	5
Other Assets	$749	$580

(a)	Amortization expense related to land use right was $5 million, $4 million and $5 million in 2020, 2019 and 2018, respectively.

(b)

As of December 31, 2020, the Company had $61 million invested in long-term time deposits, bearing a fixed interest rate with original maturity of three years. The asset is restricted for use in order to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements.

Accounts Payable and Other Current Liabilities	2020	2019
Accounts payable	$708	$623
Operating leases liabilities	448	382
Accrued compensation and benefits	238	223
Accrued capital expenditures	203	150
Contract liabilities	175	135
Accrued marketing expenses	73	64
Other current liabilities	150	114
Accounts payable and other current liabilities	$1,995	$1,691

2020 Form 10-K

Other Liabilities	2020	2019
Deferred income tax liabilities(c)	$227	$67
Accrued income tax payable	66	69
Contract liabilities	31	33
Other noncurrent liabilities	70	41
Other liabilities	$394	$210

(c)	Increase in deferred income tax liabilities balances in 2020 primarily resulted from Suzhou KFC and Huang Ji Huang acquisitions.

Reconciliation of Cash, Cash equivalents, and Restricted Cash for Consolidated Statements of Cash Flows

	2020	2019
Cash and cash equivalents as presented in Consolidated Balance Sheets	$1,158	$1,046
Restricted cash included in Other assets(d)	—	9
Cash, Cash Equivalents and Restricted Cash as presented in Consolidated Statements of Cash Flows	$1,158	$1,055

(d)

As of December 31, 2019, the $9 million of restricted cash represents amounts deposited into an escrow account pursuant to a definitive agreement entered into in August 2019 to acquire a controlling interest in the Huang Ji Huang group. The Huang Ji Huang acquisition was completed on April 8, 2020.

Note 8 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2018
Goodwill, gross	$648	$238	$19	$391
Accumulated impairment losses(a)	(382)	—	—	(382)
Goodwill, net	266	238	19	9
Goodwill impairment(b)	(9)	—	—	(9)
Effect of currency translation adjustment and other	(3)	(3)	—	—
Balance as of December 31, 2019
Goodwill, gross	645	235	19	391
Accumulated impairment losses	(391)	—	—	(391)
Goodwill, net	254	235	19	—
Goodwill acquired(c)	524	465		59
Effect of currency translation adjustment and other	54	48	1	5
Balance as of December 31, 2020
Goodwill, gross	1,223	748	20	455
Accumulated impairment losses	(391)	—	—	(391)
Goodwill, net	$832	$748	$20	$64

(a)	Accumulated impairment losses represent Little Sheep goodwill related impairment.

(b)	In 2019, we recorded an impairment charge of $9 million on goodwill attributable to the Daojia reporting unit (Note 5).

2020 Form 10-K

(c)	Goodwill acquired resulted from the acquisition of Suzhou KFC and Huang Ji Huang. (Note 1).

Intangible assets, net as of December 31, 2020 and 2019 are as follows:

	2020				2019
	Gross Carrying Amount(a)	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights(c)	$223	$(144)	$—	$79	$148	$(113)	$—	$35
Huang Ji Huang franchise related assets(d)	23	(1)	—	22	—	—	—	—
Daojia platform	16	(4)	(12)	—	16	(4)	(12)	—
Customer-related assets	12	(8)	(2)	2	12	(8)	(2)	2
Other	9	(4)	—	5	9	(4)	—	5
	$283	$(161)	$(14)	$108	$185	$(129)	$(14)	$42
Indefinite-lived intangible assets
Little Sheep trademark	$56	$—	$—	$56	$52	$—	$—	$52
Huang Ji Huang trademark(d)	82	—	—	82	—	—	—	—
	$138	$—	$—	$138	$52	$—	$—	$52

Total intangible assets	$421	$(161)	$(14)	$246	$237	$(129)	$(14)	$94

(a)	Changes in gross carrying amount include effect of currency translation adjustment.

(b)	Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

(c)	Increase in gross carrying amount of reacquired franchise rights during the year ended December 31, 2020 primarily resulted from the acquisition of Suzhou KFC (Note 5).

(d)	Increase in gross carrying amount of finite-lived and indefinite-lived intangible assets primarily resulted from the acquisition of Huang Ji Huang group (Note 1).

Amortization expense for finite-lived intangible assets was $24 million in 2020, $16 million in 2019 and $26 million in 2018. Amortization expense for finite-lived intangible assets is expected to approximate $40 million in 2021, $40 million in 2022, $5 million in 2023, $2 million in 2024 and $2 million in 2025.

Note 9 – Credit Facilities

As of December 31, 2020, the Company had credit facilities of RMB3,305 million (approximately $506 million), comprised of onshore credit facilities of RMB2,000 million (approximately $306 million) in the aggregate and offshore credit facilities of $200 million in the aggregate.

2020 Form 10-K

The credit facilities had remaining terms ranging from less than one year to two years as of December 31, 2020. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China, Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC or London Interbank Offered Rate (“LIBOR”) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Interest on any outstanding borrowings is due at least monthly. Some of the onshore credit facilities contain sub-limits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of December 31, 2020, we had outstanding bank guarantees of RMB 114 million (approximately $18 million) to secure our lease payment to landlords for certain Company-owned restaurants. The credit facilities were therefore reduced by the same amount, while there were no borrowings outstanding as of December 31, 2020.

Note 10 – Investment Agreements with Strategic Investors

On September 1, 2016, YUM and the Company entered into investment agreements (the “Investment Agreements”) with each of Pollos Investment L.P., an affiliate of Primavera Capital Group (“Primavera”), and API (Hong Kong) Investment Limited, an affiliate of Zhejiang Ant Small and Micro Financial Services Group Co., Ltd. (“Ant Financial” and, together with Primavera, the “Investors”). Pursuant to the Investment Agreements, on November 1, 2016 (“Closing Date”), Primavera and Ant Financial invested $410 million and $50 million, respectively, for a collective $460 million investment (the “Investment”) in the Company in exchange for: (i) shares of Yum China common stock representing in the aggregate 5% of Yum China common stock issued and outstanding immediately following the separation subject to Post-Closing Adjustment for a final aggregate ownership of between 4.3% and 5.9% in Yum China and (ii) two tranches of warrants (the “Warrants”), exercisable for an approximate additional 4% ownership, in the aggregate, of Yum China common stock issued and outstanding after the separation, taking into account the shares previously issued to the Investors. Immediately before the closing of the Investment, Yum China had 363,758,219 shares of common stock issued and outstanding, with a par value $0.01 per share. Pursuant to the Investment Agreements, on November 1, 2016, Yum China issued 17,064,172.74 and 2,080,996.68 shares of common stock (the “Closing Shares”) at $24.03 per share (“Closing Price”) to Primavera and Ant Financial, respectively, subject to adjustment as described below.

Pursuant to the Investment Agreements, the Investors and the Company determined the volume weighted-average trading price (“VWAP”) per share of Company common stock over the trading days occurring over the period from December 1, 2016 to December 30, 2016 (the “Measurement Period”), and discounted such VWAP by 8% (the “Adjusted VWAP Price Per Share”).

Since the Adjusted VWAP Price Per Share of $25.05 exceeded the Closing Price of $24.03 paid by the Investors at the Closing Date, on January 9, 2017, the Company repurchased from Primavera and Ant Financial 699,394.74 and 85,291.68 shares of common stock, respectively, at par value of $0.01 per share, based on the Adjusted VWAP Price Per Share as determined on December 30, 2016. The repurchased shares were included in Treasury Stock as of December 31, 2016 in the Consolidated Financial Statements.

2020 Form 10-K

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

As of December 31, 2020, Primavera and Ant Financial had separately entered into pre-paid forward sale transactions with respect to all of their Warrants with several financial institutions, pursuant to which Primavera and Ant Financial are obligated to deliver their respective Warrants on the applicable settlement date.

Note 11 – Leases

As of December 31, 2020, we operated over 8,100 company-owned restaurants, leasing the underlying land and/or building. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

2020 Form 10-K

Supplemental Balance Sheet
	2020/12/31	2019/12/31	Account Classification
Assets
Operating lease right-of-use assets(a)	$2,164	$1,985	Operating lease right-of-use assets
Finance lease right-of-use assets	20	18	Property, plant and equipment, net
Total leased assets	$2,184	$2,003

Liabilities
Current
Operating lease liabilities(a)	$448	$382	Accounts payable and other current liabilities
Finance lease liabilities	2	2	Accounts payable and other current liabilities
Non-current
Operating lease liabilities(a)	1,915	1,803	Non-current operating lease liabilities
Finance lease liabilities	28	26	Non-current finance lease liabilities
Total lease liabilities	$2,393	$2,213

(a)	Increase in balances of operating lease right-of-use assets and liabilities mainly resulted from the acquisition of Suzhou KFC.

Summary of Lease Cost			Account Classification
	2020	2019

Operating lease cost	$496	$472	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	2	1	Occupancy and other operating expenses
Interest on lease liabilities	2	2	Interest expense, net
Variable lease cost(b)	262	325	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	10	10	Occupancy and other operating expenses or G&A
Sublease income	(24)	(27)	Franchise fees and income or Other revenues
Total lease cost	$748	$783

(b)

The Company was granted $36 million in lease concessions from landlords related to the effects of the COVID-19 pandemic for the year ended December 31, 2020. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff Q&A document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted.

2020 Form 10-K

Supplemental Cash Flow Information
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$493	$481
Operating cash flows from finance leases	2	1
Financing cash flows from finance leases	2	2
Right-of-use assets obtained in exchange for new lease liabilities(c):
Operating leases	$337	$346
Finance leases	2	4

(c)

This supplemental non-cash disclosure for ROU obtained in exchange for new lease liabilities also includes noncash transactions resulting in adjustments to the lease liability or ROU asset due to modification or other reassessment events.

Lease Term and Discount Rate	2020	2019
Weighted-average remaining lease term (years)
Operating leases	7.0	7.1
Finance leases	10.9	11.5

Weighted-average discount rate
Operating leases	5.8%	6.1%
Finance leases	5.8%	5.9%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of December 31, 2020 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
2021	$568	$4	$572
2022	474	4	478
2023	410	4	414
2024	343	4	347
2025	279	4	283
Thereafter	818	21	839
Total undiscounted lease payment	2,892	41	2,933
Less: imputed interest(d)	529	11	540
Present value of lease liabilities	$2,363	$30	$2,393

(d)

As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of December 31, 2020, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $141 million. These leases will commence between 2021 and 2023 with lease terms of 1 year to 20 years.

2020 Form 10-K

Note 12 – Fair Value Measurements and Disclosures

The Company’s financial assets and liabilities primarily consist of cash and cash equivalents, short-term investments, long-term time deposits, accounts receivable, accounts payable, and lease liabilities, and the carrying values of these assets and liabilities approximate their fair value in general.

The Company accounts for its investment in the equity securities of Meituan at fair value, which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our Consolidated Statements of Income.

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term time deposits, and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred in 2020 and 2019.

		Fair Value Measurement or Disclosure at December 31, 2020
	Balance at December 31, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$601		$601
Fixed income debt securities(a)	207	207
Total cash equivalents	808	207	601	—
Short-term investments:
Time deposits	2,165		2,165
Fixed income debt securities(a)	784	104	680
Variable return investments	156	156
Total short-term investments	3,105	260	2,845	—
Other assets:
Equity securities	160	160
Time deposits	61		61
Total	$4,134	$627	$3,507	$—

(a)	Classified as held-to-maturity investments and measured at amortized cost.

		Fair Value Measurement or Disclosure at December 31, 2019
	Balance at December 31, 2019	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$407		$407
Money market funds	331	331
Total cash equivalents	738	331	407	—
Short-term investments:
Time deposits	611		611
Total short-term investments	611		611
Other assets:
Investment in equity securities	110	110
Total	$1,459	$441	$1,018	$—

2020 Form 10-K

Non-recurring fair value measurements

In addition, certain of the Company’s restaurant-level assets (including operating lease ROU assets, property, plant and equipment), goodwill and intangible assets, are measured at fair value based on unobservable inputs (Level 3) on a non-recurring basis, if determined to be impaired. As of December 31, 2020, the fair value of restaurant-level assets, if determined to be impaired, are primarily represented by the price market participant would pay to sub-lease the operating lease ROU assets and acquire remaining restaurants assets, which reflects the highest and best use of the assets. Significant unobservable inputs used in the fair value measurement include market rental prices, which were determined with the assistance of an independent valuation specialist. The direct comparison approach is used as the valuation technique by assuming sub-lease of each of these properties in its existing state with vacant possession. By making reference to lease transactions as available in the relevant market, comparable properties in close proximity have been selected and adjustments have been made to account for the difference in factors such as location and property size.

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the years ended December 31, 2020, 2019 and 2018. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective year-end dates.

	2020	2019	2018	Account Classification
Restaurant-level impairment(a)	52	28	27	Closure and impairment expenses, net
ROU impairment prior to the adoption of ASC 842(b)	—	82	—	Retained Earnings
Daojia impairment(c)	—	11	12	Closure and impairment expenses, net
Total	$52	$121	$39

(a)

Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted primarily from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. We performed an additional impairment evaluation in the first quarter of 2020, considering the adverse effects of the COVID-19 pandemic as an impairment indicator. A trend of continuing operating losses for certain restaurants due to the COVID-19 pandemic resulted in higher impairment during 2020. We also performed an additional impairment evaluation upon adoption of ASC 842 in the first quarter of 2019. The remaining net book value of assets measured at fair value as of each relevant measurement date, after considering the impairment charges recorded during the years ended December 31, 2020 was $157 million. The remaining net book value of assets measured at fair value as of each relevant measurement date, after considering the impairment charges recorded during the years ended December 31, 2019 and December 2018, was insignificant.

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

(c)	See Note 5 for further discussion.

2020 Form 10-K

Note 13 –Retirement Plans

For executives who were hired or re-hired after September 30, 2001, YUM has implemented the YUM LRP. This is an unfunded, unsecured account-based retirement plan which allocates a percentage of pay to an account payable to the executive following the executive’s separation of employment from YUM or attainment of age 55. The Company adopted the YCHLRP upon separation while the assets and liabilities associated with these employees under YUM LRP were transferred to YCHLRP. YCHLRP will continue to be in effect until terminated by the Company’s board of directors. The terms of the YCHLRP are substantially similar to the terms of the YUM LRP. Under the YCHLRP, certain executives who are at least age 21, who are classified as salary level 12, who are not eligible to participate in a tax-qualified defined benefit plan, and who satisfy certain additional requirements as to work location and assignment, are eligible to participate in the YCHLRP if selected for participation by the Company. The YCHLRP is an unfunded, unsecured account-based retirement plan that allocates a percentage of pay to an account payable to an executive following the later to occur of the executive’s separation of employment from the Company or attainment of age 55. Under the YCHLRP, participants aged 55 or older are entitled to a lump sum distribution of their account balance on the last day of the calendar quarter that occurs on or follows their separation of employment. The liabilities of $0.2 million and $4.8 million attributable to our employees under the YCHLRP as of December 31, 2020 and 2019, respectively, are included in our Consolidated Balance Sheets.

YUM offers certain of the Company’s executives working in China retirement benefits under the Bai Sheng Restaurants China Holdings Limited Retirement Scheme (previously known as the Bai Sheng Restaurants (Hong Kong) Ltd. Retirement Scheme). Under this defined contribution plan, YUM provides a company funded contribution ranging from 5% to 10% of an executive’s base salary. Upon termination, participants will receive a lump sum equal to a percentage of the Company’s contributions inclusive of investment return. This percentage is based on a vesting schedule that provides participants with a vested 30% interest upon completion of a minimum of 3 years of service, and an additional 10% vested interest for each additional completed year, up to a maximum of 100%. The Company adopted the same plan after the separation and the contribution amount to the plan for the years ended December 31, 2020, 2019 and 2018 was insignificant.

As stipulated by Chinese state regulations, the Company participates in a government-sponsored defined contribution retirement plan. Substantially all employees are entitled to an annual pension equal to a fixed proportion of the average basic salary amount of the geographical area of their last employment at their retirement date. We are required to make contributions to the local social security bureau between 12% and 20% of the previous year’s average basic salary amount of the geographical area where the employees are under our employment. Contributions are recorded in the Consolidated Statements of Income as they become payable. We have no obligation for the payment of pension benefits beyond the annual contributions as set out above. In 2020, the Company also received one-time government subsidy related to COVID-19 in the form of a reduction in social security contributions, which was recognized as reduction to the related expenses when it was granted. The Company contributed $167 million, $160 million and $174 million to the government-sponsored plan for 2020, 2019 and 2018, respectively.

2020 Form 10-K

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

2020 Form 10-K

Award Valuation

Stock Options and SARs

The Company estimated the fair value of each stock option and SAR award granted to the Company’s employees as of the date of grant, using the BS model with the following assumptions:

	2020	2019	2018
Risk-free interest rate	1.5%	2.5%	2.5%
Expected term (years)	6.50	6.50	6.50
Expected volatility	33.2%	32.0%	33.0%
Expected dividend yield	1.1%	1.2%	1.0%

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

For those awards granted by the Company after the separation, the Company considered the volatility of common shares of comparable companies in the same business as the Company, as well as the historical volatility of the Company stock. The dividend yield was estimated based on the Company’s dividend policy at the time of the grant.

RSUs and PSUs

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

In February 2020, the Company’s board of directors approved new grants of a special award of PSUs ("Partner PSU Awards") to select employees who were deemed critical to the Company’s execution of its strategic operating plan under the 2016 Plan. These Partner PSU Awards are subject to market and performance conditions, and will cliff vest only if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares. The fair value of Partner PSU Awards was determined based on the outcome of the MCS model and closing price of the Company’s stock on the date of the grant. The assumptions used in determining the grant date fair value of Partner PSU Awards include the risk-free interest rate of 1.4%, expected dividend yield of 1.1%, and expected volatility of 33.4%.

2020 Form 10-K

The annual PSU awards granted in February 2020 are cliff vested based only on the Company’s achievement of performance goals with a relative total shareholder return payout modifier against the MSCI China Index, measured over a three-year period. The fair value of annual PSU awards was determined based on the outcome of the MCS model. The assumptions used in determining the grant date fair value of annual PSU awards include the risk-free interest rate of 1.4% and expected volatility of 33.4%.

Compensation costs associated with annual and Partner PSU Awards are recognized on a straight-line basis over the performance period when performance conditions are probable of being achieved, adjusted for estimated forfeiture rate.

Others

Commencing from November 11, 2016, Yum China also granted annual awards of common stock to non-employee directors for their service on Yum China’s board of directors. The fair value of these awards is based on the closing price per share of the Company’s common stock on the date of grant. The shares were issued outright to the directors on the date of grant, with no conditions attached. Therefore, the fair value of the awards was fully recognized as expenses upon grant. For the years ended December 31, 2020 and 2019, a total of 54,757 and 60,419 shares of Yum China common stock, respectively, were granted to non-employee directors and the grant-date fair value of $2.6 million and $2.4 million, respectively, was immediately recognized in full in the Consolidated Statements of Income.

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of 2020	14,373		24.22
Granted	1,314		42.71
Exercised	(3,585)		19.19
Forfeited or expired	(252)		38.22
Outstanding at the end of 2020	11,850	(a)	27.49	5.12	351
Exercisable at the end of 2020	8,841		23.32	4.11	299

(a)

Outstanding awards include 348,407 stock options and 11,501,517 SARs with weighted-average exercise prices of $19.91 and $27.72, respectively. Outstanding awards represent Yum China awards held by employees of both the Company and YUM.

The weighted-average grant-date fair value of SARs granted in 2020, 2019 and 2018 was $13.36, $13.43 and $13.52, respectively. The total intrinsic value of stock options and SARs exercised by the Company’s employees during the years ended December 31, 2020, 2019 and 2018 was $75 million, $39 million and $31 million, respectively.

2020 Form 10-K

As of December 31, 2020, $25 million of unrecognized compensation cost related to unvested stock options and SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.69 years. This reflects unrecognized cost for both Yum China awards and YUM awards held by the Company’s employees. The total fair value at grant date or modification date of awards held by the Company’s employees that vested during 2020, 2019 and 2018 was $15 million, $14 million and $14 million, respectively.

RSUs and PSUs

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested at the beginning of 2020	971	36.08
Granted	1,214	40.49
Vested	(448)	30.76
Forfeited or expired	(37)	41.25
Unvested at the end of 2020	1,700	40.52

The weighted-average grant-date fair value of RSUs and PSUs granted in 2020, 2019 and 2018 was $40.49, $44.75 and $39.50, respectively. As of December 31, 2020, $10 million of unrecognized compensation cost related to 551,642 unvested RSUs and $29 million of unrecognized compensation cost related to 1,148,042 PSUs, which will be reduced by any forfeiture that occurs, are expected to be recognized over a remaining weighted-average vesting period of approximately 1.50 and 2.82 years, respectively. The total fair value at grant date of awards that vested during 2020, 2019 and 2018 was $14 million, $4 million and $4 million, respectively.

Impact on Net Income

Share-based compensation expense was $36 million, $26 million and $24 million for 2020, 2019 and 2018, respectively. Deferred tax benefits of $1 million, $1 million, $1 million was recognized in 2020, 2019 and 2018, respectively.

Note 15 – Equity

Immediately after the separation on October 31, 2016, Yum China authorized capital stock consisted of 1,000 million shares of common stock, par value $0.01 per share, and 364 million shares of Yum China common stock were issued and outstanding. As of December 31, 2020, 440 million shares of Yum China common stock were issued and 420 million shares were outstanding.

Share Repurchase Program

The Company repurchased 0.2 million, 6.2 million and 9.0 million shares of common stock at a total cost of $7 million, $261 million and $312 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, $692 million remained available for repurchase under the current authorization. The Company  suspended the share repurchase in the second, third and fourth quarter of 2020.

2020 Form 10-K

Cash Dividend

On October 4, 2017, the board of directors approved a regular quarterly cash dividend program, and declared an initial cash dividend of $0.10 per share on Yum China’s common stock. Total cash dividends of $38 million were paid to shareholders in December 2017. The Company paid a cash dividend of $0.10 per share for each of the first three quarters of 2018 and $0.12 per share for the fourth quarter of 2018, each quarter of 2019 and the first quarter and fourth quarter of 2020. The Company suspended the share repurchase in the second and third quarter of 2020. Total cash dividends of $95 million, $181 million and $161 million were paid to shareholders in 2020, 2019 and 2018, respectively.

Accumulated Other Comprehensive Income (“AOCI”)

The Company’s other comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018 and AOCI balances as of December 31, 2020 and 2019 were comprised solely of foreign currency translation adjustments. Other comprehensive income was $230 million for the year ended December 31, 2020 and other comprehensive loss was $32 million and $160 million for the years ended December 31, 2019 and 2018, respectively. The accumulated balances reported in AOCI in the Consolidated Balance Sheets for currency translation adjustments were net income of $167 million as of December 31, 2020 and net loss of $49 million as of December 31, 2019. There was no tax effect related to the components of other comprehensive income for all years presented.

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

As a result of these PRC laws and regulations subject to the limit discussed above that require annual appropriations of 10% of after-tax income to be set aside, prior to payment of dividends as general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the PRC subsidiaries is approximately $855 million as of December 31, 2020.

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

2020 Form 10-K

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

Based on the information available, we made a reasonable estimate of the effects and recorded the provisional amount of $164 million as an additional income tax expense in the fourth quarter of 2017. This amount included an estimated one-time transition tax of $130 million on the deemed repatriation of accumulated undistributed foreign earnings, $4 million primarily related to the re-measurement of certain deferred tax assets based on the rates at which they are expected to reverse in the future, and the valuation allowance of $30 million for certain deferred tax assets. After utilizing existing qualified foreign tax credits, the total payable of the estimated one-time transition tax was $83 million as of December 31, 2017.

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

U.S. and foreign income (loss) before taxes are set forth below:

	2020	2019	2018
U.S.	$(10)	$(7)	$(3)
Mainland China	1,014	941	979
Other Foreign	$104	69	(26)
	$1,108	$1,003	$950

The details of our income tax provision (benefit) are set forth below:

		2020	2019	2018
Current:	Federal	$1	$16	$(33)
	Foreign	183	228	214
		$184	$244	$181

Deferred:	Federal	$26	$(1)	$—
	Foreign	85	17	33
		$111	$16	$33
		$295	$260	$214

2020 Form 10-K

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2020		2019		2018
U.S. federal statutory rate	$233	21.0%	$211	21.0%	$199	21.0%
Impact from the Tax Act	—	—	8	0.8	(36)	(3.8)
Statutory rate differential attributable to foreign operations	63	5.7	53	5.3	56	5.8
Adjustments to reserves and prior years	(6)	(0.6)	(2)	(0.2)	(4)	(0.4)
Change in valuation allowances	1	0.1	2	0.2	(4)	(0.4)
Impact from investment (gain) loss	7	0.7	(10)	(1.0)	4	0.5
Other, net	(3)	(0.3)	(2)	(0.2)	(1)	(0.1)
Effective income tax rate	$295	26.6%	$260	25.9%	$214	22.6%

Statutory rate differential attributable to foreign operations. This item includes local taxes, withholding taxes, and shareholder-level taxes, net of foreign tax credits. A majority of our income is earned in China, which is generally subject to a 25% tax rate. The negative impact in 2020, 2019 and 2018 is primarily due to the U.S. federal statutory rate of 21%, which is lower than China’s statutory income tax rate.

Adjustments to reserves and prior years. This item includes: (1) changes in tax reserves, including interest thereon, established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position; and (2) the effects of reconciling income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets. The impact of certain effects or changes may offset items reflected in the ‘Statutory rate differential attributable to foreign operations’ line.

Change in valuation allowances. This item relates to changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of using deferred tax assets that existed at the beginning of the year. The impact of certain changes may offset items reflected in ‘Statutory rate differential attributable to foreign operations’.

Impact from investment (gain) loss. This item relates to the gain or loss on investment in equity securities of Meituan. The Company recorded $29 million of U.S. tax in 2020, including $22 million and $7 million related to gains on investment in equity securities of Meituan recognized during the year of 2020 and prior year, respectively.

Others. This item primarily includes the impact of permanent differences related to current year earnings, as well as U.S. tax credits and deductions.

2020 Form 10-K

The details of 2020 and 2019 deferred tax assets (liabilities) are set forth below:

	2020	2019
Operating losses and tax credit carryforwards	$24	$25
Tax benefit from Little Sheep restructuring	17	18
Employee benefits	3	4
Share-based compensation	5	5
Lease	62	61
Other liabilities	13	13
Deferred income and other	75	58
Gross deferred tax assets	199	184
Deferred tax asset valuation allowances	(42)	(47)
Net deferred tax assets	$157	$137
Intangible assets	(61)	(23)
Property, plant and equipment	(85)	(59)
Gain from re-measurement of equity interest upon acquisition	(87)	(22)
Unrealized gains from equity securities	(26)	—
Withholding tax on distributable earnings	(27)	(5)
Gross deferred tax liabilities	$(286)	$(109)
Net deferred tax assets (liabilities)	$(129)	$28
Reported in Consolidated Balance Sheets as:
Deferred income taxes	98	95
Other liabilities	(227)	(67)
	$(129)	$28

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. Except for the planned but yet to be distributed earnings, we have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31, 2017 was subject to the one-time transition tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes. We estimate that our total temporary difference for which we have not provided foreign withholding taxes is approximately $2 billion at December 31, 2020. The foreign withholding tax rate on this amount is 5% or 10% depending on the manner of repatriation and the applicable tax treaties or tax arrangements.

At December 31, 2020, the Company had operating loss carryforwards of $111 million, primarily related to our Little Sheep and Daojia business as well as certain underperforming entities, most of which will expire by 2025. These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income.

Cash payments for tax liabilities on income tax returns filed were $170 million, $255 million and $208 million in 2020, 2019 and 2018, respectively.

We recognize the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

2020 Form 10-K

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019
Beginning of Year	$19	$22
Additions on tax positions	8	4
Reductions due to statute expiration	(6)	(7)
End of Year	$21	$19

In 2020 and 2019, our unrecognized tax benefits were increased by $8 million and $4 million, respectively. The unrecognized tax benefits balance of $21 million as of December 31, 2020 related to the uncertainty with regard to the deductibility of certain business expenses incurred, all of which, if recognized upon audit settlement or statute expiration, would affect the effective tax rate. The Company believes it is reasonably possible its unrecognized tax benefits of $21 million as of December 31, 2020, which is included in Other liabilities on the Consolidated Balance Sheet, may decrease by approximately $6 million in the next 12 months, which if recognized, would affect the 2021 effective tax rate. The accrued interest and penalties related to income taxes at December 31, 2020 and 2019 are set forth below:

	2020	2019
Accrued interest and penalties	$5	$5

During 2020, 2019 and 2018, a net benefit of nil, $1 million and $1 million for interest and penalties was recognized in our Consolidated Statements of Income as components of our income tax provision, respectively.

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

We are subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other tax authorities with respect to income and non-income based taxes. Since 2016, we have been under a national audit on transfer pricing by the STA in China regarding our related party transactions for the period from 2006 to 2015. The information and views currently exchanged with the tax authorities focuses on our franchise arrangement with YUM. We continue to provide information requested by the tax authorities to the extent it is available to the Company. It is reasonably possible that there could be significant developments, including expert review and assessment by the STA, within the next 12 months. The ultimate assessment and decision of the STA will depend upon further review of the information provided, as well as ongoing technical and other discussions with the STA and in-charge local tax authorities, and therefore, it is not possible to reasonably estimate the potential impact at this time. We will continue to defend our transfer pricing position. However, if the STA prevails in the assessment of additional tax due based on its ruling, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations and cash flows.

2020 Form 10-K

Note 17 –Segment Reporting

The Company has two reportable segments: KFC and Pizza Hut. Starting from the first quarter of 2019, our COFFii & JOY concept and e-commerce business became operating segments, as their financial results started being regularly reviewed by the Company’s chief operating decision maker. Our remaining operating segments, including the operations of Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell, Lavazza and Daojia, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. Segment financial information for prior years has been recast due to alignment with this change in segment reporting. There was no impact on the Consolidated Financial Statements of the Company as a result of this change. See Note 1.

	2020
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenues
Revenue from external customers	$5,821	$1,730	$173	$539	$8,263	$—	$8,263
Inter-segment revenue	—	—	32	26	58	(58)	—
Total	$5,821	$1,730	$205	$565	$8,321	$(58)	$8,263

	2019
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenues
Revenue from external customers	$6,039	$2,054	$121	$562	$8,776	$—	$8,776
Inter-segment revenue	1	—	37	—	38	(38)	—
Total	$6,040	$2,054	$158	$562	$8,814	$(38)	$8,776

	2018
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenues
Revenue from external customers	$5,688	$2,111	$99	$517	$8,415	$—	$8,415
Inter-segment revenue	—	—	16	—	16	(16)	—
Total	$5,688	$2,111	$115	$517	$8,431	$(16)	$8,415

Operating Profit	2020	2019	2018
KFC(b)	$801	$949	$895
Pizza Hut	62	114	97
All Other Segments	(7)	(14)	(12)
Unallocated revenues from transactions with franchisees and unconsolidated affiliates(c)	533	558	514
Unallocated Other revenues	32	4	3
Unallocated expenses for transactions with franchisees and unconsolidated affiliates(c)	(531)	(554)	(512)
Unallocated Other operating costs and expenses	(30)	(4)	(2)
Unallocated and corporate G&A expenses	(144)	(145)	(128)
Unallocated Closures and impairment expense(d)	—	(11)	(12)
Unallocated Other income(e)	245	4	98
Operating Profit	961	901	941
Interest income, net(a)	43	39	36
Investment gain (loss)(a)	104	63	(27)
Income Before Income Taxes	$1,108	$1,003	$950

2020 Form 10-K

	Depreciation and Amortization
	2020	2019	2018
KFC	$315	$290	$296
Pizza Hut	113	120	129
All Other Segments	8	5	8
Corporate and Unallocated	14	13	12
	$450	$428	$445

	Impairment Charges
	2020	2019	2018
KFC(f)	$32	$16	$14
Pizza Hut(f)	29	20	26
All Other Segments(f)	5	2	—
Corporate and Unallocated(d)	—	11	12
	$66	$49	$52

	Capital Spending
	2020	2019	2018
KFC	$257	$264	$292
Pizza Hut	61	71	77
All Other Segments	5	10	6
Corporate and Unallocated	96	90	95
	$419	$435	$470

	Total Assets
	2020	2019
KFC(g)	$4,084	$3,160
Pizza Hut	906	950
All Other Segments	378	166
Corporate and Unallocated(h)	5,507	2,674
	$10,875	$6,950

(a)	Amounts have not been allocated to any segment for performance reporting purposes.

(b)	Includes equity income from investments in unconsolidated affiliates of $63 million, $69 million and $65 million in 2020, 2019 and 2018, respectively.

(c)

Primarily includes revenues and associated expenses of transactions with franchisees and unconsolidated affiliates derived from the Company’s central procurement model whereby the Company centrally purchases substantially all food and paper products from suppliers then sells and delivers to KFC and Pizza Hut restaurants, including franchisees and unconsolidated affiliates. Amounts have not been allocated to any segment for purposes of making operating decisions or assessing financial performance as the transactions are deemed corporate revenues and expenses in nature.

(d)	Includes impairment charges on intangible assets and goodwill attributable to the Daojia business in 2019 and 2018, respectively. See Note 5.

2020 Form 10-K

(e)

In 2020 and 2018, the unallocated other income primarily includes gain from re-measurement of previously held equity interest in connection with the acquisition of Suzhou KFC and Wuxi KFC, respectively. See Note 5.

(f)

Primarily includes store closure impairment charges, restaurant-level impairment charges resulting from our semi-annual impairment evaluation as well as our additional impairment evaluation performed in the first quarter of 2020 in response to adverse impact from the COVID-19 pandemic, and incremental restaurant-level impairment charges in the first quarter of 2019 as a result of adopting ASC 842. (See Note 12).

(g)	Includes investments in unconsolidated affiliates.

(h)	Primarily includes cash and cash equivalents, short-term investments, investment in equity securities, long-term time deposits and inventories that are centrally managed.

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

2020 Form 10-K

Guarantees for Franchisees and Unconsolidated Affiliates

From time to time we have guaranteed certain lines of credit and loans of franchisees and unconsolidated affiliates. As of December 31, 2020, guarantees on behalf of franchisees were immaterial and no guarantees were outstanding for unconsolidated affiliates.

Indemnification of Officers and Directors

The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that require the Company to indemnify directors or officers for monetary damages for actions taken as a director or officer of the Company or while serving at the Company’s request as a director or officer or another position at another corporation or enterprise, as the case may be. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s bylaws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero as of December 31, 2020.

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

Note 19 – Selected Quarterly Financial Data (unaudited; in millions, except per share amounts)

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$1,548	$1,692	$2,118	$2,038	$7,396
Franchise fees and income	35	37	40	36	148
Revenues from transactions with franchisees and unconsolidated affiliates	161	157	170	159	647
Other revenues	10	16	20	26	72
Total revenues	1,754	1,902	2,348	2,259	8,263
Restaurant profit	165	231	394	308	1,098
Operating Profit	97	128	556	180	961
Net Income – Yum China Holdings, Inc.	62	132	439	151	784
Basic earnings per common share	$0.16	$0.35	$1.13	$0.36	$2.01
Diluted earnings per common share	$0.16	$0.34	$1.10	$0.35	$1.95

2020 Form 10-K

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$2,089	$1,926	$2,097	$1,813	$7,925
Franchise fees and income	39	36	38	35	148
Revenues from transactions with franchisees and unconsolidated affiliates	170	154	172	158	654
Other revenues	6	8	12	23	49
Total revenues	2,304	2,124	2,319	2,029	8,776
Restaurant profit	386	283	372	225	1,266
Operating Profit	303	204	300	94	901
Net Income – Yum China Holdings, Inc.	222	178	223	90	713
Basic earnings per common share	$0.59	$0.47	$0.59	$0.24	$1.89
Diluted earnings per common share	$0.57	$0.46	$0.58	$0.23	$1.84

Note 20 – Subsequent Events

Cash Dividend

On February 3, 2021, the Company announced that the board of directors declared a cash dividend of $0.12 per share on Yum China’s common stock, payable as of the close of business on March 25, 2021, to stockholders of record as of the close of business on March 3, 2021. Total estimated cash dividend payable is approximately $50 million.

2020 Form 10-K

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, our management excluded Suzhou KFC and Huang Ji Huang, both acquired during 2020, from the scope of its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Suzhou KFC’s total assets, excluding goodwill and net intangible assets which were included within the scope of assessment, and total revenues represented 1.4% and 2.1% of the Company’s total consolidated assets and total consolidated revenues, respectively, as of and for the year ended December 31, 2020. Huang Ji Huang’s total assets, excluding goodwill and intangible assets which were included within the scope of assessment, and total revenues represented 1.0% and less than 1.0% of the Company’s total consolidated assets and total consolidated revenues, respectively, as of and for the year ended December 31, 2020.

Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

KPMG Huazhen LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2020 and has issued their report, included herein.

Changes in Internal Control over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2020.

Item 9B.	Other Information.

None.

2020 Form 10-K

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding the Company’s Audit Committee and the Audit Committee financial expert, the Company’s code of conduct and background of the directors appearing under the captions “Governance of the Company” and “Election of Directors” is incorporated herein by reference to the 2021 Proxy Statement.

Information regarding executive officers of the Company is incorporated by reference from Part I of this Form 10-K.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Company’s Compensation Committee appearing under the captions “Executive Compensation”, “2020 Director Compensation” and “Governance of the Company” is incorporated herein by reference to the 2021 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated herein by reference to the 2021 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated herein by reference to the 2021 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Ratification of Independent Auditor” is incorporated herein by reference to the 2021 Proxy Statement.

2020 Form 10-K

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

2020 Form 10-K

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

4.1

Form of Replacement Warrant issued to Pollos Upside L.P. (as transferee of Warrant No.1 and No. 2 issued to Pollos Investment L.P. on January 9, 2017) (incorporated by reference to Exhibit 4.4 to Yum China Holdings, Inc.’s Annual Report on Form 10-K filed on February 27, 2020).

4.2	Form of Replacement Warrant issued to API (Hong Kong) Investment Limited.*

4.3

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 of Yum China Holdings, Inc.’s Annual Report on Form 10-K filed February 27, 2020).

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

2020 Form 10-K

Exhibit Number	Description of Exhibits

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

2020 Form 10-K

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

10.23	Yum China Holdings, Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on October 2, 2019). †

10.24	Confirmatory License Agreement, dated January 1, 2020, by and between by and between Yum Restaurants Consulting (Shanghai) Company Limited and YRI China Franchising LLC. *

10.25

Form of Yum China Holdings, Inc. Long Term Incentive Plan Performance Share Units Agreement (Annual PSU Grants) (incorporated by reference to Exhibit 10.1 to Yum China Holding, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2020). †

10.26

Form of Yum China Holdings, Inc. Long Term Incentive Plan Performance Share Units Agreement (Partner PSU Awards) (incorporated by reference to Exhibit 10.2 to Yum China Holding, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2020). †

2020 Form 10-K

Exhibit Number	Description of Exhibits
10.27

Form of Yum China Holdings, Inc. Long Term Incentive Plan Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 to Yum China Holding, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2020). †

10.28	Form of Yum China Holdings, Inc. Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.4 to Yum China Holding, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2020). †

21.1	Subsidiaries of Yum China Holdings, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document *

*	Filed or furnished herewith.

**

Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules and/or exhibits will be furnished to the Securities and Exchange Commission upon request.

†	Indicates a management contract or compensatory plan.

2020 Form 10-K

Item 16.	Form 10-K Summary.

Not applicable.

2020 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUM CHINA HOLDINGS, INC.

	By:	/s/ Joey Wat
Joey Wat
Chief Executive Officer
Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joey Wat	Chief Executive Officer and Director	February 26, 2021
Joey Wat	(principal executive officer)

/s/ Andy Yeung	Chief Financial Officer	February 26, 2021
Andy Yeung	(principal financial officer)

/s/ Xueling Lu	Controller	February 26, 2021
Xueling Lu	(controller and principal accounting officer)

/s/ Peter A. Bassi	Director	February 26, 2021
Peter A. Bassi

/s/ Christian L. Campbell	Director	February 26, 2021
Christian L. Campbell

/s/ Ed Yiu-Cheong Chan	Director	February 26, 2021
Ed Yiu-Cheong Chan

/s/ Edouard Ettedgui	Director	February 26, 2021
Edouard Ettedgui

/s/ Cyril Han	Director	February 26, 2021
Cyril Han

/s/ Louis T. Hsieh	Director	February 26, 2021
Louis T. Hsieh

/s/ Fred Hu	Director	February 26, 2021
Fred Hu

/s/ Ruby Lu	Director	February 26, 2021
Ruby Lu

/s/ Zili Shao	Director	February 26, 2021
Zili Shao

/s/ William Wang	Director	February 26, 2021
William Wang

2020 Form 10-K