Form 10-Q
period 2021-03-31
Yum China Holdings, Inc.
filed 2021-05-06
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of May 3, 2021 was 420,598,687 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended
Revenues	3/31/2021	3/31/2020
Company sales	$2,331	$1,548
Franchise fees and income	42	35
Revenues from transactions with franchisees and unconsolidated affiliates	171	161
Other revenues	13	10
Total revenues	2,557	1,754
Costs and Expenses, Net
Company restaurants
Food and paper	704	495
Payroll and employee benefits	544	394
Occupancy and other operating expenses	648	494
Company restaurant expenses	1,896	1,383
General and administrative expenses	130	99
Franchise expenses	17	17
Expenses for transactions with franchisees and unconsolidated affiliates	169	156
Other operating costs and expenses	11	10
Closures and impairment (income) expenses, net	(2)	8
Other income, net	(6)	(16)
Total costs and expenses, net	2,215	1,657
Operating Profit	342	97
Interest income, net	15	9
Investment loss	(12)	(8)
Income Before Income Taxes	345	98
Income tax provision	(102)	(32)
Net income – including noncontrolling interests	243	66
Net income – noncontrolling interests	13	4
Net Income – Yum China Holdings, Inc.	$230	$62
Weighted-average common shares outstanding (in millions):
Basic	420	376
Diluted	434	386
Basic Earnings Per Common Share	$0.55	$0.16
Diluted Earnings Per Common Share	$0.53	$0.16

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended
	3/31/2021	3/31/2020
Net income - including noncontrolling interests	$243	$66
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustments	(18)	(42)
Comprehensive income - including noncontrolling interests	225	24
Comprehensive income - noncontrolling interests	12	2
Comprehensive Income - Yum China Holdings, Inc.	$213	$22

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended
	3/31/2021	3/31/2020
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$243	$66
Depreciation and amortization	128	109
Non-cash operating lease cost	101	88
Closures and impairment (income) expenses	(2)	8
Investment loss	12	8
Equity income from investments in unconsolidated affiliates	(17)	(20)
Distributions of income received from unconsolidated affiliates	11	8
Deferred income taxes	15	2
Share-based compensation expense	10	7
Changes in accounts receivable	(3)	9
Changes in inventories	52	57
Changes in prepaid expenses and other current assets	20	10
Changes in accounts payable and other current liabilities	(175)	(192)
Changes in income taxes payable	51	5
Changes in non-current operating lease liabilities	(104)	(102)
Other, net	(11)	(3)
Net Cash Provided by Operating Activities	331	60
Cash Flows – Investing Activities
Capital spending	(165)	(87)
Purchases of short-term investments	(1,180)	(275)
Maturities of short-term investments	1,258	390
Prepayment for investment	—	(27)
Investment in equity securities	(261)	—
Other, net	1	1
Net Cash (Used in) Provided by Investing Activities	(347)	2
Cash Flows – Financing Activities
Repurchase of shares of common stock	—	(8)
Cash dividends paid on common stock	(50)	(45)
Dividends paid to noncontrolling interests	(1)	—
Other, net	(4)	1
Net Cash Used in Financing Activities	(55)	(52)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(3)	(8)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(74)	2
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	1,158	1,055
Cash, Cash Equivalents and Restricted Cash - End of Period	$1,084	$1,057

Supplemental Cash Flow Data
Cash paid for income tax	40	25
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payables and other current liabilities	151	111

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	3/31/2021	12/31/2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,084	$1,158
Short-term investments	3,026	3,105
Accounts receivable, net	102	99
Inventories, net	345	398
Prepaid expenses and other current assets	199	176
Total Current Assets	4,756	4,936
Property, plant and equipment, net	1,749	1,765
Operating lease right-of-use assets	2,140	2,164
Goodwill	829	832
Intangible assets, net	234	246
Deferred income tax assets	83	98
Investments in unconsolidated affiliates	48	85
Other assets	998	749
Total Assets	$10,837	$10,875

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,800	$1,995
Income taxes payable	122	72
Total Current Liabilities	1,922	2,067
Non-current operating lease liabilities	1,882	1,915
Non-current finance lease liabilities	28	28
Deferred income tax liabilities	227	227
Other liabilities	165	167
Total Liabilities	4,224	4,404

Redeemable Noncontrolling Interest	12	12

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 440 million shares and 440 million shares issued at March 31, 2021 and December 31, 2020, respectively; 420 million shares and 420 million shares outstanding at March 31, 2021 and December 31, 2020, respectively	4	4
Treasury stock	(728)	(728)
Additional paid-in capital	4,664	4,658
Retained earnings	2,285	2,105
Accumulated other comprehensive income	150	167
Total Yum China Holdings, Inc. Stockholders' Equity	6,375	6,206
Noncontrolling interests	226	253
Total Equity	6,601	6,459
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$10,837	$10,875

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Tabular amounts in US$ millions)

Note 1 – Description of Business

Yum China Holdings, Inc. (“Yum China” and, together with its subsidiaries, the “Company,” “we,” “us” and “our”) was incorporated in Delaware on April 1, 2016.

The Company owns, franchises or has ownership in entities that own and operate restaurants (also referred to as “stores” or “units”) under the KFC, Pizza Hut, Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell and Lavazza concepts (collectively, the “concepts”). In connection with the separation of the Company in 2016 from its former parent company, YUM! Brands, Inc. (“YUM”), a master license agreement was entered into between Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company, and YUM, through YRI China Franchising LLC, a subsidiary of YUM, effective from January 1, 2020 and previously through Yum! Restaurants Asia Pte. Ltd., another subsidiary of YUM, from October 31, 2016 to December 31, 2019. Pursuant to the master license agreement, we are the exclusive licensee of the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China (the “PRC” or “China”), excluding Hong Kong, Macau and Taiwan. The term of the license is 50 years with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew. In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. We own the intellectual property of Little Sheep, Huang Ji Huang, COFFii & JOY and East Dawning, and pay no license fee related to these concepts.

The Company also owns a controlling interest in the holding company of DAOJIA.com.cn (“Daojia”), an established online food delivery service provider in China.

In 2017, the Company started an e-commerce business offering a wide selection of products including electronics, home and kitchen accessories, fresh groceries, and other general merchandise to customers directly through the Company’s e-commerce platform.

In April 2020, the Company completed the acquisition of a 93.3% interest in the Huang Ji Huang group (“Huang Ji Huang”), a leading Chinese-style casual dining franchise business, for cash consideration of $185 million. Huang Ji Huang became an operating segment of the Company. The acquisition was considered immaterial. Following the acquisition, we established a Chinese dining business unit comprising our three Chinese dining brands, namely Little Sheep, Huang Ji Huang and East Dawning.

Also in April 2020, the Company partnered with Lavazza Group, the world-renowned family-owned Italian coffee company, and entered into a joint venture to explore and develop the Lavazza coffee shop concept in China.

In August 2020, the Company completed the acquisition of an additional 25% equity interest in an unconsolidated affiliate that operates KFC stores in and around Suzhou, China (“Suzhou KFC”), for cash consideration of $149 million. Upon closing of the acquisition, the Company increased its equity interest to 72%, allowing the Company to consolidate Suzhou KFC. The acquisition was considered immaterial.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of March 31, 2021, results of our operations, comprehensive income and cash flows for the quarters ended March 31, 2021 and 2020. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto defined and included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 26, 2021.

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

The results of Huang Ji Huang and Suzhou KFC’s operations have been included in the Company’s Condensed Consolidated Financial Statements since the acquisition dates of April 8, 2020 and August 3, 2020, respectively.

Certain comparative items in the Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation to facilitate comparison.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Tax (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. We adopted the standard on January 1, 2021 and such adoption did not have a material impact on our financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which clarifies the interaction between equity securities under Topic 321 and investments accounted for under the equity method in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. We adopted the standard on January 1, 2021 and such adoption did not have a material impact on our financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs (“ASU 2020-08”), which clarifies that an entity should reevaluate for each reporting period whether a callable debt security is within the scope of certain guidance in ASC 310-20 that was issued in ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. We adopted the standard on January 1, 2021 and such adoption did not have a material impact on our financial statements.

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

Franchise Fees and Income

Franchise fees and income primarily include upfront franchise fees, such as initial fees and renewal fees, and continuing fees. We have determined that the services we provide in exchange for upfront franchise fees and continuing fees are highly interrelated with the franchise right. We recognize upfront franchise fees received from a franchisee as revenue over the term of the franchise agreement or the renewal agreement because the franchise rights are accounted for as rights to access our symbolic intellectual property in accordance with ASC 606. The franchise agreement term is generally 10 years for KFC and Pizza Hut, five or 10 years for Little Sheep and three or 10 years for Huang Ji Huang. We recognize continuing fees, which are based upon a percentage of franchisee sales, as those sales occur.

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

Disaggregation of Revenue

The following table presents revenue disaggregated by types of arrangements and segments:

	Quarter Ended 3/31/2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,783	$538	$10	$—	$2,331	$—	$2,331
Franchise fees and income	33	2	7	—	42	—	42
Revenues from transactions with franchisees and unconsolidated affiliates	15	1	26	129	171	—	171
Other revenues	1	—	35	2	38	(25)	13
Total revenues	$1,832	$541	$78	$131	$2,582	$(25)	$2,557

	Quarter Ended 3/31/2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,220	$322	$6	$—	$1,548	$—	$1,548
Franchise fees and income	33	1	1	—	35	—	35
Revenues from transactions with franchisees and unconsolidated affiliates	16	1	5	139	161	—	161
Other revenues	—	—	16	1	17	(7)	10
Total revenues	$1,269	$324	$28	$140	$1,761	$(7)	$1,754

Accounts Receivable

Accounts receivable primarily consist of trade receivables and royalties from franchisees and unconsolidated affiliates, and are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts receivable on the Condensed Consolidated Balance Sheets. Our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of March 31, 2021 and December 31, 2020, the ending balances of provision for accounts receivable were $2 million and $1 million, respectively, and amounts of accounts receivable past due were immaterial. Receivables due from unconsolidated affiliates, including accounts receivable and dividend receivables, were $96 million and $50 million as of March 31, 2021 and December 31, 2020, respectively.

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets on the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees and unconsolidated affiliates. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $8 million and $9 million at March 31, 2021 and December 31, 2020, respectively.

Contract Liabilities

Contract liabilities at March 31, 2021 and December 31, 2020 were as follows:

Contract liabilities	3/31/2021	12/31/2020
- Deferred revenue related to prepaid stored-value products	$117	$117
- Deferred revenue related to upfront franchise fees	39	38
- Deferred revenue related to customer loyalty programs	26	23
- Deferred revenue related to privilege membership programs	21	27
- Others	1	1
Total	$204	$206

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs and customer loyalty programs is included in Accounts payable and other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $71 million and $38 million for the quarters ended March 31, 2021 and 2020, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 4 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended
	3/31/2021	3/31/2020
Net Income – Yum China Holdings, Inc.	$230	$62
Weighted-average common shares outstanding (for basic calculation)(a)	420	376
Effect of dilutive share-based awards(a)	6	6
Effect of dilutive warrants(b)	8	4
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)(a)	434	386
Basic Earnings Per Common Share	$0.55	$0.16
Diluted Earnings Per Common Share	$0.53	$0.16
Share-based awards excluded from the diluted EPS computation(c)	2	3

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

(c)

These outstanding stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) were excluded from the computation of diluted EPS because to do so would have been antidilutive for the quarters presented, or because certain PSUs are contingently issuable based on the achievement of performance and market conditions, which have not been met as of March 31, 2021 and 2020.

Note 5 – Equity

Changes in Equity and Redeemable Noncontrolling Interest (in millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares*	Amount	Interests	Equity	Interest
Balance at December 31, 2020	440	$4	$4,658	$2,105	$167	(20)	$(728)	$253	$6,459	$12
Net Income				230				13	243	—
Foreign currency translation adjustments					(17)			(1)	(18)	—
Comprehensive income									225	—
Cash dividends declared ($0.12 per common share)				(50)					(50)
Dividends declared								(39)	(39)
Exercise and vesting of share-based awards	—	—	(4)						(4)
Share-based compensation			10						10
Balance at March 31, 2021	440	$4	$4,664	$2,285	$150	(20)	$(728)	$226	$6,601	$12

Balance at December 31, 2019	395	$4	$2,427	$1,416	$(49)	(19)	$(721)	$98	$3,175	$—
Net Income				62				4	66	—
Foreign currency translation adjustments					(40)			(2)	(42)	—
Comprehensive income									24	—
Cash dividends declared ($0.12 per common share)				(45)					(45)
Repurchase of shares of common stock						—	(7)		(7)
Exercise and vesting of share-based awards	1	—	—						—
Share-based compensation			7						7
Balance at March 31, 2020	396	$4	$2,434	$1,433	$(89)	(20)	$(728)	$100	$3,154	$—

*: Shares may not add due to rounding.

Share Repurchase Program

Our Board of Directors has authorized an aggregate of $1.4 billion for our share repurchase program. The Company suspended the share repurchase starting in the second quarter of 2020. No shares of Yum China common stock were repurchased for the quarter ended March 31, 2021 and 0.2 million shares at a total cost of $7 million were repurchased for the quarter ended March 31, 2020. As of March 31, 2021, $692 million remained available for future share repurchases under the authorization.

Note 6 – Items Affecting Comparability of Net Income

Impact of COVID-19 Pandemic

Starting in the first quarter of 2020, the COVID-19 pandemic has significantly impacted the Company’s operations resulting in a significant decline in Operating profit mainly driven by same-store sales declines and temporary store closures. While the lingering effects of the pandemic continue to impact our operations, the Company reported substantial year-over-year growth in the first quarter of 2021, as the Company began to lap prior year periods that were impacted by COVID-19. Operating profit for the quarters ended March 31, 2021 and 2020 was $342 million and $97 million, respectively.

Fujian Sunner Development Co., Ltd. (“Sunner”) Investment

In the first quarter of 2021, the Company acquired a 5% equity interest in Sunner, a Shenzhen Stock Exchange listed company, for a total consideration of approximately $261 million. Sunner is China’s largest white-feathered chicken producer and the Company’s largest poultry supplier.

The Company accounted for the equity securities at fair value with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income. The fair value of the investment in Sunner is determined based on the closing market price for the shares at the end of each reporting period. The related unrealized loss of $17 million was included in Investment loss in our Condensed Consolidated Statements of Income for the quarter ended March 31, 2021.

Meituan Dianping (“Meituan”) Investment

In the third quarter of 2018, the Company subscribed for 8.4 million, or less than 1%, of the ordinary shares of Meituan, an e-commerce platform for services in China, for a total consideration of approximately $74 million, when it launched its initial public offering on the HKEX in September 2018. In the second quarter of 2020, the Company sold 4.2 million of the ordinary shares of Meituan for proceeds of approximately $54 million, and realized a $17 million pre-tax gain which was recognized during the holding period.

The Company accounted for the equity securities at fair value with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income. The fair value of the investment in Meituan is determined based on the closing market price for the shares at the end of each reporting period. The fair value change, to the extent the closing market price of shares of Meituan as of the end of reporting period is higher than our cost, is subject to U.S. tax. The related unrealized gain of $1 million and unrealized loss of $8 million was included in Investment gain or loss in our Condensed Consolidated Statements of Income for the quarters ended March 31, 2021 and 2020, respectively.

Store Impairment Charges

We recorded store impairment charges of $3 million and $12 million for the quarters ended March 31, 2021 and 2020, respectively. In the first quarter of 2020, we considered the adverse economic effects of the COVID-19 pandemic an impairment indicator, and performed an additional impairment evaluation for long-lived assets of restaurants. As a result of the evaluation, we recorded a restaurant-level impairment charge of $9 million in the first quarter of 2020. See Note 11 for additional information.

Note 7 – Other Income, net

	Quarter Ended
	3/31/2021	3/31/2020
Equity income from investments in unconsolidated affiliates	$17	$20
Amortization of reacquired franchise right(a)	(9)	(3)
Foreign exchange impact and other	(2)	(1)
Other income, net	$6	$16

(a)

Increase in amortization of reacquired franchise right resulted from the acquisition of Suzhou KFC as disclosed in Note 1, with $61 million of the purchase price allocated to intangible assets related to reacquired franchise right, which is being amortized over the remaining franchise contract period.

Note 8 – Supplemental Balance Sheet Information

Accounts Receivable, net	3/31/2021	12/31/2020
Accounts receivable, gross	$104	$100
Allowance for doubtful accounts	(2)	(1)
Accounts receivable, net	$102	$99

Prepaid Expenses and Other Current Assets	3/31/2021	12/31/2020
Receivables from payment processors and aggregators	$23	$47
Dividends receivable from unconsolidated affiliates	54	10
Other prepaid expenses and current assets	122	119
Prepaid expenses and other current assets	$199	$176

Property, Plant and Equipment	3/31/2021	12/31/2020
Buildings and improvements	$2,424	$2,367
Finance leases, primarily buildings	37	36
Machinery and equipment, and construction in progress	1,473	1,490
Property, plant and equipment, gross	3,934	3,893
Accumulated depreciation	(2,185)	(2,128)
Property, plant and equipment, net	$1,749	$1,765

Other Assets	3/31/2021	12/31/2020
VAT assets	$271	$270
Land use right	138	140
Investment in equity securities(a)	405	160
Long-term deposits	87	83
Investment in long-term time deposits(b)	63	61
Costs to obtain contracts	8	9
Others	26	26
Other Assets	$998	$749

Accounts Payable and Other Current Liabilities	3/31/2021	12/31/2020
Accounts payable	$571	$708
Operating leases liabilities	440	448
Accrued compensation and benefits	197	238
Contract liabilities	172	175
Accrued capital expenditures	151	203
Accrued marketing expenses	94	73
Other current liabilities	175	150
Accounts payable and other current liabilities	$1,800	$1,995

Other Liabilities	3/31/2021	12/31/2020
Accrued income tax payable	$63	$66
Contract liabilities	32	31
Other non-current liabilities	70	70
Other liabilities	$165	$167

(a)

Increase in investment in equity securities balance as of March 31, 2021 primarily resulted from investment in equity securities of Sunner in the first quarter of 2021. See Note 6 for additional information.

(b)

As of March 31, 2021 and December 31, 2020, the Company had $63 million and $61 million invested in long-term time deposits, bearing a fixed interest rate with original maturity of three years. The asset is restricted for use in order to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements.

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2020
Goodwill, gross	$1,223	$748	$20	$455
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	832	748	20	64
Effect of currency translation adjustment	(3)	(3)	—	—
Balance as of March 31, 2021
Goodwill, gross	1,220	745	20	455
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$829	$745	$20	$64

(a)	Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.

Intangible assets, net as of March 31, 2021 and December 31, 2020 are as follows:

	3/31/2021				12/31/2020
	Gross Carrying Amount(a)	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$222	$(153)	$—	$69	$223	$(144)	$—	$79
Huang Ji Huang franchise related assets	23	(1)	—	22	23	(1)	—	22
Daojia platform	16	(4)	(12)	—	16	(4)	(12)	—
Customer-related assets	12	(9)	(2)	1	12	(8)	(2)	2
Others	9	(4)	—	5	9	(4)	—	5
	$282	$(171)	$(14)	$97	$283	$(161)	$(14)	$108
Indefinite-lived intangible assets
Little Sheep trademark	$55	$—	$—	$55	$56	$—	$—	$56
Huang Ji Huang trademark	82	—	—	82	82	—	—	82
	$137	$—	$—	$137	$138	$—	$—	$138

Total intangible assets	$419	$(171)	$(14)	$234	$421	$(161)	$(14)	$246

(a)	Changes in gross carrying amount include effect of currency translation adjustment.

(b)	Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense of finite-lived intangible assets was $10 million and $3 million for the quarters ended March 31, 2021 and 2020, respectively. As of March 31, 2021, expected amortization expense for the unamortized finite-lived intangible assets is approximately $31 million for the remainder of 2021, $41 million in 2022, $4 million in 2023, $2 million in 2024 and $2 million in 2025.

Note 10 – Leases

As of March 31, 2021, we operated over 8,300 Company-owned restaurants, leasing the underlying land and/or building. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	3/31/2021	12/31/2020	Account Classification
Assets
Operating lease right-of-use assets	$2,140	$2,164	Operating lease right-of-use assets
Finance lease right-of-use assets	20	20	Property, plant and equipment, net
Total leased assets	$2,160	$2,184

Liabilities
Current
Operating lease liabilities	$440	$448	Accounts payable and other current liabilities
Finance lease liabilities	2	2	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,882	1,915	Non-current operating lease liabilities
Finance lease liabilities	28	28	Non-current finance lease liabilities
Total lease liabilities	$2,352	$2,393

Summary of Lease Cost	Quarter Ended
	3/31/2021	3/31/2020	Account Classification

Operating lease cost	$136	$121	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	1	1	Occupancy and other operating expenses
Variable lease cost (a)	95	49	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	2	3	Occupancy and other operating expenses or G&A
Sub-lease income	(8)	(6)	Franchise fees and income or Other revenues
Total lease cost	$226	$168

(a)

In the first quarter of 2021 and 2020, the Company was granted $5 million and $14 million, respectively, in lease concessions from landlords related to the effects of the COVID-19 pandemic. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff Q&A document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted.

Supplemental Cash Flow Information	Quarter Ended
	3/31/2021	3/31/2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	144	107
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for new lease liabilities(b):
Operating leases	78	32

(b)

This supplemental non-cash disclosure for right-of-use (“ROU”) assets obtained in exchange for new lease liabilities also includes non-cash transactions resulting in adjustments to the lease liability or ROU asset due to modification or other reassessment events.

Lease Term and Discount Rate	3/31/2021	3/31/2020
Weighted-average remaining lease term (years)
Operating leases	6.9	6.9
Finance leases	10.9	11.3

Weighted-average discount rate
Operating leases	5.8%	6.0%
Finance leases	5.8%	5.9%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of March 31, 2021 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2021	$434	$3	$437
2022	484	4	488
2023	420	4	424
2024	354	4	358
2025	293	4	297
Thereafter	854	22	876
Total undiscounted lease payment	2,839	41	2,880
Less: imputed interest(c)	517	11	528
Present value of lease liabilities	$2,322	$30	$2,352

(c)

As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of March 31, 2021, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $164 million. These leases will commence between the second quarter of 2021 and 2023 with lease terms of 1 year to 20 years.

Note 11 – Fair Value Measurements and Disclosures

The Company’s financial assets and liabilities primarily consist of cash and cash equivalents, short-term investments, long-term time deposits, accounts receivable, accounts payable and lease liabilities, and the carrying values of these assets and liabilities approximate their fair value in general.

The Company accounts for its investment in the equity securities of Meituan and Sunner at fair value, which is determined based on the respective closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income.

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term time deposits and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred during the quarters ended March 31, 2021 and 2020.

		Fair Value Measurement or Disclosure at March 31, 2021
	Balance at March 31, 2021	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$410		$410
Fixed income debt securities(a)	70		70
Total cash equivalents	480	—	480	—
Short-term investments:
Time deposits	2,058		2,058
Fixed income debt securities(a)	800		800
Structured deposits(b)	168		168
Total short-term investments	3,026	—	3,026	—
Other assets:
Investment in equity securities	405	405
Long-term time deposits	63		63
Total	$3,974	$405	$3,569	$—

		Fair Value Measurement or Disclosure at December 31, 2020
	Balance at December 31, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$601		$601
Fixed income debt securities(a)	207	207
Total cash equivalents	808	207	601	—
Short-term investments:
Time deposits	2,165		2,165
Fixed income debt securities(a)	784	104	680
Variable return investments	156	156
Total short-term investments	3,105	260	2,845	—
Other assets:
Investment in equity securities	160	160
Long-term time deposits	61		61
Total	$4,134	$627	$3,507	$—

(a)	Classified as held-to-maturity investments and measured at amortized cost.

(b)

Represented certain structured deposits invested in the first quarter of 2021. These investments are principal-protected and provide returns in the form of both fixed and variable interests. Such variable interest rates indexed to gold prices or foreign exchange rates are considered embedded derivatives and bifurcated from host contracts, and measured at fair value on a recurring basis. The fair value change of the embedded derivatives is recorded in Investment gain or loss in our Condensed Consolidated Statements of Income. The remaining host contracts to receive guaranteed principal and fixed interest are measured at amortized cost, with accretion of interest recorded in Interest income in our Condensed Consolidated Statements of Income. As of March 31, 2021, the fair value of embedded derivatives included in Short-term investments was immaterial.

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

As of each relevant measurement date, the fair value of restaurant-level assets, if determined to be impaired, are primarily represented by the price market participant would pay to sub-lease the operating lease ROU assets and acquire remaining restaurants assets, which reflects the highest and best use of the assets. Significant unobservable inputs used in the fair value measurement include market rental prices, which were determined with the assistance of an independent valuation specialist. The direct comparison approach is used as the valuation technique by assuming sub-lease of each of these properties in its existing state with vacant possession. By making reference to lease transactions as available in the relevant market, comparable properties in close proximity have been selected and adjustments have been made to account for the difference in factors such as location and property size.

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the quarters ended March 31, 2021 and 2020. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective period-end dates.

	Quarter Ended
	3/31/2021	3/31/2020	Account Classification
Restaurant-level impairment(a)	$—	$9	Closure and impairment expenses, net
Total	$—	$9

(a)

Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted primarily from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. We performed an additional impairment evaluation in the first quarter of 2020, considering the adverse effects of the COVID-19 pandemic as an impairment indicator. The fair value of assets as of the relevant measurement date, after considering the impairment charges recorded during the quarter ended March 31, 2020, was $29 million.

Note 12 – Income Taxes

	Quarter Ended
	3/31/2021	3/31/2020
Income tax provision	$102	$32
Effective tax rate	29.6%	32.7%

The lower effective tax rate for the quarter ended March 31, 2021 was primarily due to impact from our investment in equity securities of Meituan, and lower estimated repatriation of earnings outside of China subject to foreign withholding tax.

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

We are subject to reviews, examinations and audits by Chinese tax authorities, the Internal Revenue Service and other tax authorities with respect to income and non-income based taxes. Since 2016, we have been under a national audit on transfer pricing by the Chinese State Taxation Administration (“STA”) in China regarding our related party transactions for the period from 2006 to 2015. The information and views currently exchanged with the tax authorities focus on our franchise arrangement with YUM. We continue to provide information requested by the tax authorities to the extent it is available to the Company. It is reasonably possible that there could be significant developments, including expert review and assessment by the STA, within the next 12 months. The ultimate assessment and decision of the STA will depend upon further review of the information provided, as well as ongoing technical and other discussions with the STA and in-charge local tax authorities, and therefore, it is not possible to reasonably estimate the potential impact at this time. We will continue to defend our transfer pricing position. However, if the STA prevails in the assessment of additional tax due based on its ruling, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations and cash flows.

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

	Quarter Ended 3/31/2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,832	$541	$53	$131	2,557	$—	$2,557
Inter-segment revenue	—	—	25	—	25	(25)	—
Total	$1,832	$541	$78	$131	$2,582	$(25)	$2,557

	Quarter Ended 3/31/2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,269	$324	$21	$140	1,754	$—	$1,754
Inter-segment revenue	—	—	7	—	7	(7)	—
Total	$1,269	$324	$28	$140	$1,761	$(7)	$1,754

	Quarter Ended
Operating Profit (Loss)	3/31/2021	3/31/2020
KFC(b)	$327	$153
Pizza Hut	60	(28)
All Other Segments	(3)	(10)
Unallocated revenues from transactions with franchisees and unconsolidated affiliates(c)	129	139
Unallocated Other revenues	2	1
Unallocated expenses from transactions with franchisees and unconsolidated affiliates(c)	(129)	(135)
Unallocated Other operating costs and expenses	(3)	(1)
Unallocated and corporate G&A expenses	(41)	(21)
Unallocated Other expenses	—	(1)
Operating Profit	$342	$97
Interest income, net(a)	15	9
Investment loss(a)	(12)	(8)
Income Before Income Taxes	$345	$98

	Quarter Ended
Impairment Charges	3/31/2021	3/31/2020
KFC(d)	$2	$4
Pizza Hut(d)	1	6
All Other Segments(d)	—	2
	$3	$12

	Total Assets
	3/31/2021	12/31/2020
KFC(e)	$4,056	$4,084
Pizza Hut	888	906
All Other Segments	379	378
Corporate and Unallocated(f)	5,514	5,507
	$10,837	$10,875

(a)	Amounts have not been allocated to any segment for performance reporting purposes.
(b)	Includes equity income from investments in unconsolidated affiliates of $19 million and $20 million for the quarters ended March 31, 2021 and 2020, respectively.
(c)

Primarily includes revenues and associated expenses of transactions with franchisees and unconsolidated affiliates derived from the Company’s central procurement model whereby the Company centrally purchases substantially all food and paper products from suppliers and then sells and delivers them to KFC and Pizza Hut restaurants, including franchisees and unconsolidated affiliates. Amounts have not been allocated to any segment for purposes of making operating decisions or assessing financial performance as the transactions are deemed corporate revenues and expenses in nature.

(d)

Primarily includes store closure impairment charges, restaurant-level impairment charges resulting from our semi-annual impairment evaluation as well as our additional impairment evaluation performed in the first quarter of 2020 in response to adverse impact from the COVID-19 pandemic. See Note 11.

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

Guarantees for Franchisees and Unconsolidated Affiliates

From time to time we have guaranteed certain lines of credit and loans of franchisees and unconsolidated affiliates. As of March 31, 2021, no guarantees were outstanding for unconsolidated affiliates and franchisees.

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

Note 15 – Subsequent Events

On April 27, 2021, the Company announced that the Board of Directors declared a cash dividend of $0.12 per share on Yum China's common stock, payable as of the close of business on June 18, 2021, to stockholders of record as of the close of business on May 25, 2021. Total estimated cash dividend payable is approximately $50 million.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of system sales, with 10,725 restaurants covering over 1,500 cities primarily in China as of March 31, 2021. Our growing restaurant base consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell and Lavazza. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Macau and Taiwan, and own the intellectual property of the Little Sheep, Huang Ji Huang, COFFii & JOY and East Dawning concepts outright. We also established a joint venture with Lavazza Group, the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee shop concept in China. KFC was the first major global restaurant brand to enter China as early as 1987. With more than 30 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of system sales. We believe that there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of March 31, 2021, KFC operated over 7,300 restaurants in over 1,500 cities across China. During the quarter ended September 30, 2020, the Company completed the acquisition of an additional 25% interest in an unconsolidated affiliate that operates KFC stores in and around Suzhou, China (“Suzhou KFC”), increasing our equity interest to 72% and allowing the Company to consolidate the entity.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of March 31, 2021, Pizza Hut operated over 2,300 restaurants in over 500 cities.

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

Quarters Ended March 31, 2021 and 2020

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

Quarterly highlights:
% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+24	+5	+11	+113	+99
Pizza Hut	+57	+38	+5	NM	NM
All Other Segments(b)	NM	+14	+167	+74	+76
Total	+34	+10	+15	+250	+227

NM refers to not meaningful.

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

As of March 31, 2021, the Company operated 10,725 units, predominately KFC and Pizza Hut restaurants, which are the leading and largest QSR and CDR brands, respectively, in mainland China in terms of system sales. We believe that there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

The Company reported substantial year-over-year growth in the first quarter of 2021, as the Company began to lap prior year periods that were impacted by COVID-19. Operating results improved sequentially in the last three quarters of 2020 and the first quarter of 2021, although sales continued to be impacted by reduced traffic at transportation and tourist locations, regional resurgences, and other lingering effects of the COVID-19 pandemic.

As compared to the first quarter of 2020, Company sales in the first quarter of 2021 increased 51%, or 40% excluding the impact of F/X. Company sales for the quarter, excluding the impact of F/X, were affected by net unit growth including the acquisition of Suzhou KFC, same-store sales growth and substantially fewer temporary store closures.

The increase in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales, commodity deflation of 7% and higher productivity, partially offset by increased value promotions, lower temporary relief provided by landlords and government agencies, wage inflation and an increase in G&A expenses due to the timing shift of government incentives received.

The Consolidated Results of Operations for the quarters ended March 31, 2021 and 2020 are presented below:

	Quarter Ended		% B/(W) (a)
	3/31/2021	3/31/2020	Reported		Ex F/X
Company sales	$2,331	$1,548	51		40
Franchise fees and income	42	35	17		9
Revenues from transactions with franchisees and unconsolidated affiliates	171	161	6		(1)
Other revenues	13	10	29		20
Total revenues	$2,557	$1,754	46		36
Restaurant profit	$435	$165	164		147
Restaurant Margin %	18.7%	10.7%	8.0	ppts.	8.0	ppts.
Operating Profit	$342	$97	250		227
Interest income, net	15	9	68		61
Investment loss	(12)	(8)	(42)		(42)
Income tax provision	(102)	(32)	(218)		(202)
Net Income - including noncontrolling interests	243	66	268		240
Net Income - noncontrolling interests	13	4	206		186
Net Income - Yum China Holdings, Inc.	$230	$62	272		244
Diluted Earnings Per Common Share	$0.53	$0.16	231		206
Effective tax rate	29.6%	32.7%
Supplementary information - Non-GAAP Measures(b)
Adjusted Operating Profit	$345	$98
Adjusted Net Income - Yum China Holdings, Inc.	$233	$63
Adjusted Diluted Earnings Per Common Share	$0.54	$0.16
Adjusted Effective Tax Rate	29.3%	32.4%
Adjusted EBITDA	$476	$219

(a)	Represents the period-over-period change in percentage.

(b)	See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

	Quarter Ended
	3/31/2021	3/31/2020
System Sales Growth (Decline)	44%	(23)%
System Sales Growth (Decline), excluding F/X	34%	(20)%
Same-Store Sales Growth (Decline)	10%	(15)%

Unit Count	3/31/2021	3/31/2020	% Increase (Decrease)
Company-owned(a)	8,371	7,432	13
Unconsolidated affiliates(a)	709	924	(23)
Franchisees(b)	1,645	939	75
	10,725	9,295	15

(a)	As a result of the acquisition of Suzhou KFC in the third quarter of 2020, the restaurant units of Suzhou KFC were transferred from unconsolidated affiliates to Company-owned.

(b)	Increase in franchise stores primarily resulted from the acquisition of Huang Ji Huang.

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

	Quarter Ended
	3/31/2021	3/31/2020
Non-GAAP Reconciliations
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$342	$97
Special Items, Operating Profit	(3)	(1)
Adjusted Operating Profit	$345	$98
Reconciliation of Net Income to Adjusted Net Income
Net Income - Yum China Holdings, Inc.	$230	$62
Special Items, Net Income – Yum China Holdings, Inc.	(3)	(1)
Adjusted Net Income - Yum China Holdings, Inc.	$233	$63
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.55	$0.16
Special Items, Basic Earnings Per Common Share	—	(0.01)
Adjusted Basic Earnings Per Common Share	$0.55	$0.17
Diluted Earnings Per Common Share	$0.53	$0.16
Special Items, Diluted Earnings Per Common Share	(0.01)	—
Adjusted Diluted Earnings Per Common Share	$0.54	$0.16
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 12)	29.6%	32.7%
Impact on effective tax rate as a result of Special Items	0.3%	0.3%
Adjusted effective tax rate	29.3%	32.4%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter Ended
Reconciliation of Net Income to Adjusted EBITDA	3/31/2021	3/31/2020
Net Income — Yum China Holdings, Inc.	$230	$62
Net Income — noncontrolling interests	13	4
Income tax provision	102	32
Interest income, net	(15)	(9)
Investment loss	12	8
Operating Profit	342	97
Special Items, Operating Profit	3	1
Adjusted Operating Profit	345	98
Depreciation and amortization	128	109
Store impairment charges	3	12
Adjusted EBITDA	$476	$219

Details of Special Items are presented below:

	Quarter Ended
Details of Special Items	3/31/2021	3/31/2020
Share-based compensation expense for Partner PSU Awards(1)	(3)	(1)
Special Items, Operating Profit	(3)	(1)
Tax Expenses on Special Items(2)	—	—
Special items, net income – including noncontrolling interests	(3)	(1)
Special items, net income – noncontrolling interests	—	—
Special Items, Net income – Yum China Holdings, Inc.	$(3)	$(1)
Weighted-average diluted shares outstanding (in millions)	434	386
Special Items, Diluted Earnings Per Common Share	$(0.01)	$—

(1)

In February 2020, the Company granted Partner PSU Awards to select employees who were deemed critical to the Company’s execution of its strategic operating plan. These PSU awards will only vest if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares subject to the PSU awards. Partner PSU Awards were granted to address increased competition for executive talent, motivate transformational performance and encourage management retention. Given the unique nature of these grants, the Compensation Committee does not intend to grant similar special grants to the same employees during the performance period. The impact from these special awards is excluded from metrics that management uses to assess the Company’s performance. The Company recognized share-based compensation cost of $3 million and $1 million associated with the Partner PSU Awards for the quarters ended March 31, 2021 and 2020, respectively.

(2)	The tax expense was determined based upon the nature, as well as the jurisdiction, of each Special Item at the applicable tax rate.

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

Segment Results

KFC

	Quarter Ended
			% B/(W)
	3/31/2021	3/31/2020	Reported		Ex F/X
Company sales	$1,783	$1,220	46		36
Franchise fees and income	33	33	(2)		(9)
Revenues from transactions with franchisees and unconsolidated affiliates	15	16	(6)		(12)
Other revenues	1	—	NM		NM
Total revenues	$1,832	$1,269	44		34

Restaurant profit	$355	$166	113		99
Restaurant margin %	19.9%	13.6%	6.3	ppts.	6.3	ppts.

G&A expenses	$55	$46	(19)		(11)
Franchise expenses	$16	$16	3		10
Expenses for transactions with franchisees and unconsolidated affiliates	$15	$16	7		13
Closures and impairment expenses, net	$—	$1	NM		NM
Other income, net	$(9)	$(17)	(45)		(49)
Operating Profit	$327	$153	113		99

	Quarter Ended
	3/31/2021	3/31/2020
System Sales Growth (Decline)	33%	(18)%
System Sales Growth (Decline), excluding F/X	24%	(15)%
Same-Store Sales Growth (Decline)	5%	(11)%

Unit Count	3/31/2021	3/31/2020	% Increase (Decrease)
Company-owned(a)	6,030	5,174	17
Unconsolidated affiliates(a)	704	924	(24)
Franchisees	639	563	13
	7,373	6,661	11

(a)	As a result of the acquisition of Suzhou KFC in the third quarter of 2020, the restaurant units of Suzhou KFC were transferred from unconsolidated affiliates to Company-owned.

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	3/31/2020	Store Portfolio Actions	Other	F/X	3/31/2021
Company sales	$1,220	$359	$77	$127	$1,783
Cost of sales	(392)	(111)	1	(38)	(540)
Cost of labor	(287)	(66)	(18)	(27)	(398)
Occupancy and other operating expenses	(375)	(74)	(6)	(35)	(490)
Restaurant profit	$166	$108	$54	$27	$355

The increase in Company sales and Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by fewer temporary store closures, same-store sales growth, net unit growth including the acquisition of Suzhou KFC, commodity deflation of 7% and higher productivity, partially offset by increased value promotions, lower temporary relief provided by landlords and government agencies and wage inflation of 2%.

Franchise Fees and Income

The decrease in Franchise fees and income for the quarter, excluding the impact of F/X, was primarily driven by the acquisition of Suzhou KFC, partially offset by the net unit growth, fewer temporary store closures and same-store sales growth.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by lapping one-time reductions in social security contributions in the first quarter of 2020 and merit increases.

Operating Profit

The increase in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit.

Pizza Hut

	Quarter Ended
			% B/(W)
	3/31/2021	3/31/2020	Reported		Ex F/X
Company sales	$538	$322	67		56
Franchise fees and income	2	1	90		77
Revenues from transactions with franchisees and unconsolidated affiliates	1	1	91		77
Total revenues	$541	$324	67		55

Restaurant profit	$82	$1	NM		NM
Restaurant margin %	15.3%	0.3%	15.0	ppts.	15.0	ppts.

G&A expenses	$25	$24	(6)		2
Franchise expenses	$1	$1	(38)		(28)
Expenses for transactions with franchisees and unconsolidated affiliates	$1	$1	(75)		(63)
Closures and impairment expenses, net	$(2)	$5	NM		NM
Operating Profit	$60	$(28)	NM		NM

	Quarter Ended
	3/31/2021	3/31/2020
System Sales Growth (Decline)	68%	(40)%
System Sales Growth (Decline), excluding F/X	57%	(38)%
Same-Store Sales Growth (Decline)	38%	(31)%

Unit Count	3/31/2021	3/31/2020	% Increase
Company-owned	2,255	2,166	4
Franchisees	127	105	21
	2,382	2,271	5

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	3/31/2020	Store Portfolio Actions	Other	F/X	3/31/2021
Company sales	$322	$53	$126	$37	$538
Cost of sales	(102)	(15)	(32)	(11)	(160)
Cost of labor	(104)	(10)	(18)	(11)	(143)
Occupancy and other operating expenses	(115)	(11)	(17)	(10)	(153)
Restaurant profit	$1	$17	$59	$5	$82

The increase in Company sales and Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by same-store sales growth, fewer temporary store closures, commodity deflation of 5% and higher productivity, partially offset by increased value promotions, lower temporary relief provided by landlords and government agencies and wage inflation of 3%.

Operating Profit

The change in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit and lower store impairment charges.

All Other Segments

All Other Segments reflects the results of Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell, Lavazza, Daojia and our e-commerce business.

	Quarter Ended
			% B/(W)
	3/31/2021	3/31/2020	Reported		Ex F/X
Company sales	$10	$6	76		63
Franchise fees and income	7	1	NM		NM
Revenues from transactions with franchisees and unconsolidated affiliates	26	5	NM		NM
Other revenues	35	16	NM		NM
Total revenues	$78	$28	NM		NM

Restaurant loss	$(2)	$(3)	50		54
Restaurant margin %	(13.3)%	(46.9)%	33.6	ppts.	33.6	ppts.

G&A expenses	$9	$8	(22)		(13)
Expenses for transactions with franchisees and unconsolidated affiliates	$24	$4	NM		NM
Other operating costs and expenses	$33	$15	NM		NM
Closures and impairment expenses, net	$—	$2	100		100
Other expenses, net	$3	$—	NM		NM
Operating Loss	$(3)	$(10)	74		76

	Quarter Ended
	3/31/2021	3/31/2020
Same-Store Sales Growth (Decline)	14%	(30)%

Total Revenues

The increase in Total revenues for the quarter, excluding the impact of F/X, was primarily driven by the revenue generated from our delivery team and the consolidation of Huang Ji Huang.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by the consolidation of Huang Ji Huang.

Operating Loss

The decrease in Operating loss for the quarter, excluding the impact of F/X, was primarily driven by Operating profit generated by Huang Ji Huang and the improvement in operating results of our other operating segments.

Corporate and Unallocated

	Quarter Ended
			% B/(W)
	3/31/2021	3/31/2020	Reported	Ex F/X
Revenues from transactions with franchisees and unconsolidated affiliates	$129	$139	(8)	(14)
Other revenue	$2	$1	NM	NM
Expenses for transactions with franchisees and unconsolidated affiliates	$129	$135	5	11
Other operating costs and expenses	$3	$1	NM	NM
Corporate G&A expenses	$41	$21	(94)	(84)
Other unallocated expenses	$—	$(1)	96	95
Interest income, net	$15	$9	68	61
Investment loss	$(12)	$(8)	(42)	(42)
Income tax provision (See Note 12)	$(102)	$(32)	(218)	(202)
Effective tax rate (See Note 12)	29.6%	32.7%	3.1%	3.1%

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

Revenues from transactions with franchisees and unconsolidated affiliates primarily include revenues derived from the Company’s central procurement model whereby food and paper products are centrally purchased and then mainly sold to KFC and Pizza Hut franchisees and unconsolidated affiliates. The decrease for the quarter, excluding the impact of F/X, was mainly due to the acquisition of Suzhou KFC.

G&A Expenses

The increase in Corporate G&A expenses for the quarter, excluding the impact of F/X, was primarily due to the timing shift of government incentives received and higher compensation costs.

Investment Loss

The Investment loss mainly relates to our investment in equity securities of Sunner partially offset by investment gain in Meituan. See Note 6 for additional information.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%, withholding tax on repatriation of earnings outside of China and U.S. corporate income tax, if any. The lower effective tax rate for the quarter ended March 31, 2021 was primarily due to impact from our investment in equity securities of Meituan and lower estimated repatriation of earnings outside of China subject to foreign withholding tax.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Impact of COVID-19 Pandemic

Starting in late January 2020, the COVID-19 pandemic has significantly impacted the Company’s operations and financial results. While the lingering effects of the pandemic continue to impact our operations, the Company reported substantial year-over-year growth in the first quarter of 2021, as we began to lap prior year periods that were impacted by COVID-19. Sales in the first quarter of 2021 were impacted by regional resurgences of COVID-19 before the Chinese New Year and tightened public health measures across China.

While the impacts of COVID-19 are subsiding, the Company expects a full recovery of same-store sales to pre-COVID-19 levels to take time, and the unevenness of recovery to linger for several reasons. Public health measures and social distancing behaviors persist as occasional outbreaks remind people of the lingering risks. Dine-in traffic, as well as sales at our transportation locations, remains well below 2019 levels. Management at this time cannot ascertain the extent to which our operations will continue to be impacted by the COVID-19 pandemic, which depends largely on future developments that are uncertain, including resurgences and the actions by government authorities to contain or treat its impact, the economic recovery within China and globally, the impact on consumer behavior and other related factors.

Tax Examination on Transfer Pricing

We are subject to reviews, examinations and audits by Chinese tax authorities, the Internal Revenue Service and other tax authorities with respect to income and non-income based taxes. Since 2016, we have been under a national audit on transfer pricing by the STA in China regarding our related party transactions for the period from 2006 to 2015. The information and views currently exchanged with the tax authorities focus on our franchise arrangement with YUM. We continue to provide information requested by the tax authorities to the extent it is available to the Company. It is reasonably possible that there could be significant developments, including expert review and assessment by the STA, within the next 12 months. The ultimate assessment and decision of the STA will depend upon further review of the information provided, as well as ongoing technical and other discussions with the STA and in-charge local tax authorities, and therefore it is not possible to reasonably estimate the potential impact at this time. We will continue to defend our transfer pricing position. However, if the STA prevails in the assessment of additional tax due based on its ruling, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations and cash flows.

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

As of March 31, 2021, an input VAT credit asset of $271 million and payable of $4 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against VAT payables more than one year from March 31, 2021. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the credit expected to be used within one year can be reasonably determined.

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

Consolidated Cash Flows

Our cash flows for the quarters ended March 31, 2021 and 2020 were as follows:

Net cash provided by operating activities was $331 million in 2021 as compared to $60 million in 2020. The increase was primarily driven by the increase in net income along with the working capital changes.

Net cash used in investing activities was $347 million in 2021 as compared to $2 million net cash provided by investing activities in 2020. The change is mainly due to cash consideration for the acquisition of a 5% equity interest in Sunner and higher capital expenditure.

Net cash used in financing activities was $55 million in 2021, remaining relatively flat as compared to $52 million in 2020.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores, our franchise operations and dividend payments from our unconsolidated affiliates. Our global offering in September 2020 provided us with $2.2 billion in net proceeds.

Our ability to fund our future operations and capital needs will primarily depend on our ongoing ability to generate cash from operations. We believe our principal uses of cash in the future will be primarily to fund our operations and capital expenditures for accelerating store network expansion and store remodeling, to step up investments in digitalization, automation and logistics infrastructure, to provide returns to our stockholders, as well as to explore opportunities for acquisitions or investments that build and support our ecosystem. We believe that our future cash from operations, together with our funds on hand and access to the capital markets, will provide adequate resources to fund these uses of cash, and that our existing cash, net cash from operations and credit facilities will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months.

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

Share Repurchases and Dividends

Our Board of Directors has authorized an aggregate of $1.4 billion for our share repurchase program. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. Starting in the second quarter of 2020, our share repurchases have been suspended due to the impacts of the COVID-19 pandemic. No shares were repurchased during the quarter ended March 31, 2021. During the quarter ended March 31, 2020, the Company repurchased $7 million or 0.2 million shares of common stock under the repurchase program.

For the quarters ended March 31, 2021 and 2020, the Company paid cash dividends of approximately $50 million and $45 million, respectively, to stockholders through quarterly dividend payments of $0.12 per share.

On April 27, 2021, the Board of Directors declared a cash dividend of $0.12 per share, payable on June 18, 2021, to stockholders of record as of the close of business on May 25, 2021. The total estimated cash dividend payable is approximately $50 million.

Our ability to declare and pay any dividends on our stock may be restricted by our earnings available for distribution under applicable Chinese laws. The laws, rules and regulations applicable to our Chinese subsidiaries permit payments of dividends only out of their accumulated profits, if any, determined in accordance with applicable Chinese accounting standards and regulations. Under Chinese law, an enterprise incorporated in China is required to set aside at least 10% of its after-tax profits each year, after making up previous years’ accumulated losses, if any, to fund certain statutory reserve funds, until the aggregate amount of such a fund reaches 50% of its registered capital. As a result, our Chinese subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. At the discretion of the Board of Directors, as an enterprise incorporated in China, each of our Chinese subsidiaries may allocate a portion of its after-tax profits based on Chinese accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

Borrowing Capacity

As of March 31, 2021, the Company had credit facilities of RMB3,611 million (approximately $551 million), comprised of onshore credit facilities of RMB2,300 million (approximately $351 million) in aggregate and offshore credit facilities of $200 million in aggregate.

The credit facilities had remaining terms ranging from less than one year to three years as of March 31, 2021. Each credit facility bears interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC or London Interbank Offered Rate (“LIBOR”) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Some of the onshore credit facilities contain sublimits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of March 31, 2021, we had outstanding bank guarantees of RMB 112 million (approximately $17 million) mainly to secure our lease payment to landlords for certain Company-owned restaurants. The credit facilities were therefore reduced by the same amount, while there were no bank borrowings outstanding as of March 31, 2021.

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

•

General risks, such as (a) potential legal proceedings, (b) changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters, (c) failure of our insurance policies to provide adequate coverage for claims associated with our business operations, (d) unforeseeable business interruptions, and (e) failure by us to maintain effective disclosure controls and procedures and internal control over financial reporting in accordance with the rules of the SEC.

In addition, other risks and uncertainties not presently known to us or that we currently believe to be immaterial could affect the accuracy of any such forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. You should consult our filings with the SEC (including the information set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020) for additional information regarding factors that could affect our financial and other results. You should not place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Form 10-Q. We are not undertaking to update any of these statements, except as required by law.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended March 31, 2021, the Company’s Operating profit would have decreased by approximately $32 million if the RMB weakened 10% relative to the US$. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risks associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements with our vendors.

Investment Risk

In September 2018, we invested $74 million in Meituan’s ordinary shares. The Company sold 4.2 million of its ordinary shares of Meituan in the second quarter of 2020 for proceeds of approximately $54 million. In the first quarter of 2021, we invested $261 million in Sunner’s ordinary shares. Both equity investments are recorded at fair value, which are measured on a recurring basis and are subject to market price volatility. See Note 6 for further discussion on our investments in Meituan and Sunner.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – Other Information

Item 1.	Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A.	Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021.

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

No shares were repurchased during the quarter ended March 31, 2021.

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

Yum China Holdings, Inc.
(Registrant)

Date:	May 6, 2021	/s/ Xueling Lu
Controller and Principal Accounting Officer