Form 10-Q
period 2021-06-30
Yum China Holdings, Inc.
filed 2021-08-06
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2021 was 420,884,516 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended		Year to Date Ended
Revenues	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Company sales	$2,233	$1,692	$4,564	$3,240
Franchise fees and income	38	37	80	72
Revenues from transactions with franchisees and unconsolidated affiliates	164	157	335	318
Other revenues	16	16	29	26
Total revenues	2,451	1,902	5,008	3,656
Costs and Expenses, Net
Company restaurants
Food and paper	686	556	1,390	1,051
Payroll and employee benefits	540	384	1,084	778
Occupancy and other operating expenses	653	521	1,301	1,015
Company restaurant expenses	1,879	1,461	3,775	2,844
General and administrative expenses	136	113	266	212
Franchise expenses	16	16	33	33
Expenses for transactions with franchisees and unconsolidated affiliates	160	160	329	316
Other operating costs and expenses	13	13	24	23
Closures and impairment expenses, net	13	21	11	29
Other expenses (income), net	1	(10)	(5)	(26)
Total costs and expenses, net	2,218	1,774	4,433	3,431
Operating Profit	233	128	575	225
Interest income, net	16	8	31	17
Investment gain (loss)	8	45	(4)	37
Income Before Income Taxes	257	181	602	279
Income tax provision	(64)	(45)	(166)	(77)
Net income – including noncontrolling interests	193	136	436	202
Net income – noncontrolling interests	12	4	25	8
Net Income – Yum China Holdings, Inc.	$181	$132	$411	$194
Weighted-average common shares outstanding (in millions):
Basic	421	377	420	376
Diluted	435	388	434	387
Basic Earnings Per Common Share	$0.43	$0.35	$0.98	$0.51
Diluted Earnings Per Common Share	$0.42	$0.34	$0.95	$0.50

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended		Year to Date Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Net income - including noncontrolling interests	$193	$136	$436	$202
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	58	7	40	(35)
Comprehensive income - including noncontrolling interests	251	143	476	167
Comprehensive income - noncontrolling interests	15	4	27	6
Comprehensive Income - Yum China Holdings, Inc.	$236	$139	$449	$161

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Year to Date Ended
	6/30/2021	6/30/2020
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$436	$202
Depreciation and amortization	252	214
Non-cash operating lease cost	204	178
Closures and impairment expenses	11	29
Investment loss (gain)	4	(37)
Equity income from investments in unconsolidated affiliates	(27)	(34)
Distributions of income received from unconsolidated affiliates	21	25
Deferred income taxes	29	6
Share-based compensation expense	25	17
Changes in accounts receivable	(5)	6
Changes in inventories	22	35
Changes in prepaid expenses and other current assets	8	17
Changes in accounts payable and other current liabilities	16	(16)
Changes in income taxes payable	1	17
Changes in non-current operating lease liabilities	(204)	(194)
Other, net	(20)	(13)
Net Cash Provided by Operating Activities	773	452
Cash Flows – Investing Activities
Capital spending	(303)	(185)
Purchases of short-term investments	(2,824)	(1,093)
Purchases of long-term time deposits	(25)	(57)
Maturities of short-term investments	2,801	662
Contribution to unconsolidated affiliates	—	(13)
Acquisition of business, net of cash acquired	—	(177)
Investment in equity securities	(261)	—
Disposal of equity securities	—	54
Other, net	1	48
Net Cash Used in Investing Activities	(611)	(761)
Cash Flows – Financing Activities
Repurchase of shares of common stock	—	(8)
Cash dividends paid on common stock	(101)	(45)
Dividends paid to noncontrolling interests	(14)	(7)
Other, net	(4)	1
Net Cash Used in Financing Activities	(119)	(59)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	8	(6)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	51	(374)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	1,158	1,055
Cash, Cash Equivalents and Restricted Cash - End of Period	$1,209	$681

Supplemental Cash Flow Data
Cash paid for income tax	150	64
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	185	122

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	6/30/2021	12/31/2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,209	$1,158
Short-term investments	3,139	3,105
Accounts receivable, net	105	99
Inventories, net	380	398
Prepaid expenses and other current assets	207	176
Total Current Assets	5,040	4,936
Property, plant and equipment, net	1,822	1,765
Operating lease right-of-use assets	2,205	2,164
Goodwill	841	832
Intangible assets, net	228	246
Deferred income tax assets	73	98
Investments in unconsolidated affiliates	301	85
Other assets	794	749
Total Assets	$11,304	$10,875

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$2,042	$1,995
Income taxes payable	74	72
Total Current Liabilities	2,116	2,067
Non-current operating lease liabilities	1,941	1,915
Non-current finance lease liabilities	28	28
Deferred income tax liabilities	232	227
Other liabilities	159	167
Total Liabilities	4,476	4,404

Redeemable Noncontrolling Interest	12	12

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 441 million shares and 440 million shares issued at June 30, 2021 and December 31, 2020, respectively; 421 million shares and 420 million shares outstanding at June 30, 2021 and December 31, 2020, respectively	4	4
Treasury stock	(728)	(728)
Additional paid-in capital	4,679	4,658
Retained earnings	2,415	2,105
Accumulated other comprehensive income	205	167
Total Yum China Holdings, Inc. Stockholders' Equity	6,575	6,206
Noncontrolling interests	241	253
Total Equity	6,816	6,459
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$11,304	$10,875

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

In April 2020, the Company completed the acquisition of a 93.3% interest in the Huang Ji Huang group (“Huang Ji Huang”), a leading Chinese-style casual dining franchise business, for cash consideration of $185 million. Upon acquisition, Huang Ji Huang became an operating segment of the Company. The acquisition was considered immaterial. Following the acquisition, we established a Chinese dining business unit comprising our three Chinese dining brands, namely Little Sheep, Huang Ji Huang and East Dawning.

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

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “YUMC”. On September 10, 2020, the Company completed a secondary listing of its common stock on the Main Board of the Hong Kong Stock Exchange (“HKEX”) under the stock code “9987”, in connection with a global offering of 41,910,700 shares of its common stock. Net proceeds raised by the Company from the global offering after deducting underwriting fees and the offering expenses amounted to US$2.2 billion.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of June 30, 2021, results of our operations and comprehensive income for the quarters and years to date ended June 30, 2021 and 2020, and cash flows for the years to date ended June 30, 2021 and 2020. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto defined and included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 26, 2021.

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

Disaggregation of Revenue

The following table presents revenue disaggregated by types of arrangements and segments:

	Quarter Ended 6/30/2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,687	$533	$13	$—	$2,233	$—	$2,233
Franchise fees and income	30	2	6	—	38	—	38
Revenues from transactions with franchisees and unconsolidated affiliates	14	2	23	125	164	—	164
Other revenues	3	1	64	2	70	(54)	16
Total revenues	$1,734	$538	$106	$127	$2,505	$(54)	$2,451

	Quarter Ended 6/30/2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,260	$422	$10	$—	$1,692	$—	$1,692
Franchise fees and income	32	1	4	—	37	—	37
Revenues from transactions with franchisees and unconsolidated affiliates	15	1	11	130	157	—	157
Other revenues	—	—	25	1	26	(10)	16
Total revenues	$1,307	$424	$50	$131	$1,912	$(10)	$1,902

	Year to Date Ended 6/30/2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$3,470	$1,071	$23	$—	$4,564	$—	$4,564
Franchise fees and income	63	4	13	—	80	—	80
Revenues from transactions with franchisees and unconsolidated affiliates	29	3	49	254	335	—	335
Other revenues	4	1	99	4	108	(79)	29
Total revenues	$3,566	$1,079	$184	$258	$5,087	$(79)	$5,008

	Year to Date Ended 6/30/2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$2,480	$744	$16	$—	$3,240	$—	$3,240
Franchise fees and income	65	2	5	—	72	—	72
Revenues from transactions with franchisees and unconsolidated affiliates	31	2	16	269	318	—	318
Other revenues	—	—	41	2	43	(17)	26
Total revenues	$2,576	$748	$78	$271	$3,673	$(17)	$3,656

Accounts Receivable

Accounts receivable primarily consist of trade receivables and royalties from franchisees and unconsolidated affiliates, and are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts receivable on the Condensed Consolidated Balance Sheets. Our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of June 30, 2021 and December 31, 2020, the ending balances of provision for accounts receivable were both $1 million, and amounts of accounts receivable past due were immaterial. Receivables due from unconsolidated affiliates, including accounts receivable and dividend receivables, were $88 million and $50 million as of June 30, 2021 and December 31, 2020, respectively.

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets on the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees and unconsolidated affiliates. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $8 million and $9 million at June 30, 2021 and December 31, 2020, respectively.

Contract Liabilities

Contract liabilities at June 30, 2021 and December 31, 2020 were as follows:

Contract liabilities	6/30/2021	12/31/2020
- Deferred revenue related to prepaid stored-value products	$121	$117
- Deferred revenue related to upfront franchise fees	41	38
- Deferred revenue related to customer loyalty programs	24	23
- Deferred revenue related to privilege membership programs	18	27
- Others	2	1
Total	$206	$206

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs and customer loyalty programs is included in Accounts payable and other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $68 million and $48 million for the quarters ended June 30, 2021 and 2020, respectively, and $101 million and $63 million for the years to date ended June 30, 2021 and 2020, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 4 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended		Year to Date Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Net Income – Yum China Holdings, Inc.	$181	$132	$411	$194
Weighted-average common shares outstanding (for basic calculation)(a)	421	377	420	376
Effect of dilutive share-based awards(a)	6	6	6	7
Effect of dilutive warrants(b)	8	5	8	4
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)(a)	435	388	434	387
Basic Earnings Per Common Share	$0.43	$0.35	$0.98	$0.51
Diluted Earnings Per Common Share	$0.42	$0.34	$0.95	$0.50
Share-based awards excluded from the diluted EPS computation(c)	2	4	2	4

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

(c)

These outstanding stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) were excluded from the computation of diluted EPS because to do so would have been antidilutive for the quarters presented, or because certain PSUs are contingently issuable based on the achievement of performance and market conditions, which have not been met as of June 30, 2021 and 2020.

Note 5 – Equity

Changes in Equity and Redeemable Noncontrolling Interest (in millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Income (Loss)	Shares*	Amount	Interests	Equity	Interest
Balance at March 31, 2021	440	$4	$4,664	$2,285	$150	(20)	$(728)	$226	$6,601	$12
Net Income				181				12	193	—
Foreign currency translation adjustments					55			3	58	—
Comprehensive income									251	—
Cash dividends declared ($0.12 per common share)				(51)					(51)
Exercise and vesting of share-based awards	1	—	—						—
Share-based compensation			15						15
Balance at June 30, 2021	441	$4	$4,679	$2,415	$205	(20)	$(728)	$241	$6,816	$12

Balance at March 31, 2020	396	$4	$2,434	$1,433	$(89)	(20)	$(728)	$100	$3,154	$—
Net Income				132				4	136	—
Foreign currency translation adjustments					7			—	7	—
Comprehensive income									143	—
Acquisition of business									—	12
Dividends declared								(32)	(32)
Exercise and vesting of share-based awards	1	—	—						—
Share-based compensation			10						10
Balance at June 30, 2020	397	$4	$2,444	$1,565	$(82)	(20)	$(728)	$72	$3,275	$12

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares*	Amount	Interests	Equity	Interest
Balance at December 31, 2020	440	$4	$4,658	$2,105	$167	(20)	$(728)	$253	$6,459	$12
Net Income				411				25	436	—
Foreign currency translation adjustments					38			2	40	—
Comprehensive income									476	—
Cash dividends declared ($0.24 per common share)				(101)					(101)
Dividends declared								(39)	(39)
Exercise and vesting of share-based awards	1	—	(4)						(4)
Share-based compensation			25						25
Balance at June 30, 2021	441	$4	$4,679	$2,415	$205	(20)	$(728)	$241	$6,816	$12

Balance at December 31, 2019	395	$4	$2,427	$1,416	$(49)	(19)	$(721)	$98	$3,175	$—
Net Income				194				8	202	—
Foreign currency translation adjustments					(33)			(2)	(35)	—
Comprehensive income									167	—
Acquisition of business									—	12
Cash dividends declared ($0.12 per common share)				(45)					(45)
Dividends declared								(32)	(32)
Repurchase of shares of common stock						—	(7)		(7)
Exercise and vesting of share-based awards	2	—	—						—
Share-based compensation			17						17
Balance at June 30, 2020	397	$4	$2,444	$1,565	$(82)	(20)	$(728)	$72	$3,275	$12

*: Shares may not add due to rounding.

Share Repurchase Program

Our Board of Directors has authorized an aggregate of $1.4 billion for our share repurchase program. The Company suspended the share repurchase starting in the second quarter of 2020. No shares of Yum China common stock were repurchased for the year to date ended June 30, 2021 and 0.2 million shares at a total cost of $7 million were repurchased for the year to date ended June 30, 2020. As of June 30, 2021, $692 million remained available for future share repurchases under the authorization.

Note 6 – Items Affecting Comparability of Net Income

Impact of COVID-19 Pandemic

Starting in the first quarter of 2020, the COVID-19 pandemic significantly impacted the Company’s operations, resulting in a significant decline in Operating profit mainly driven by same-store sales declines and temporary store closures. While the lingering effects of the pandemic continue to impact our operations, the Company reported substantial year-over-year growth in the first half of 2021, as prior year periods were significantly impacted by COVID-19. Operating profit was $233 million and $128 million for the quarters ended June 30, 2021 and 2020, respectively, and $575 million and $225 million for the years to date ended June 30, 2021 and 2020, respectively.

Fujian Sunner Development Co., Ltd. (“Sunner”) Investment

In the first quarter of 2021, the Company acquired a 5% equity interest in Sunner, a Shenzhen Stock Exchange listed company, for a total consideration of approximately $261 million. Sunner is China’s largest white-feathered chicken producer and the Company’s largest poultry supplier.

The Company accounted for the equity securities at fair value based on their closing market price on each measurement date, with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income.

In May 2021, a senior executive of the Company was nominated and appointed to Sunner’s board of directors upon Sunner’s shareholder approval. Through this representation, the Company participates in Sunner’s policy making process. The representation on the board, along with the Company being Sunner’s second largest shareholder, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment and reclassified this investment from Other assets to Investment in unconsolidated affiliates in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. As a result, no equity income from Sunner was recorded for the quarter ended June 30, 2021. The unrealized loss of $5 million and $22 million was included in Investment gain or loss in our Condensed Consolidated Statements of Income for the quarter and year to date ended June 30, 2021, respectively, representing changes in fair value before the equity method of accounting was applied.

Since Sunner became the Company’s unconsolidated affiliate in May 2021, the Company purchased inventories of $73 million from Sunner during the quarter ended June 30, 2021, and the Company’s accounts payable and other current liabilities due to Sunner were $55 million as of June 30, 2021.

As of June 30, 2021, the Company’s investment in Sunner was stated at the carrying amount of $243 million, with the market value of $230 million based on its quoted closing price.

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

A summary of pre-tax gains or losses on investment in equity securities of Meituan recognized, which was included in Investment gain or loss in our Condensed Consolidated Statements of Income, is as follows:

	Quarter Ended		Year to Date Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Unrealized gains recorded on equity securities still held as of the end of the period	$13	$42	$14	$38
Gains (losses) recorded on equity securities sold during the period	—	3	—	(1)
Gains recorded on equity securities	$13	$45	$14	$37

 Store Impairment Charges

We recorded store impairment charges of $16 million and $19 million for the quarter and year to date ended June 30, 2021, respectively, and $24 million and $36 million for the quarter and year to date ended June 30, 2020, respectively. The decrease in store impairment charges for the quarter and year to date ended June 30, 2021 is due to higher impairment recorded in the first half of 2020 considering the adverse economic effects of the COVID-19 pandemic. See Note 11 for additional information.

Note 7 – Other Expenses (Income), net

	Quarter Ended		Year to Date Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Equity income from investments in unconsolidated affiliates	$(10)	$(14)	$(27)	$(34)
Amortization of reacquired franchise rights(a)	10	3	19	6
Derecognition of indemnification assets related to Daojia(b)	—	3	—	3
Foreign exchange impact and other	1	(2)	3	(1)
Other expenses (income), net	$1	$(10)	$(5)	$(26)

(a)

Increase in amortization of reacquired franchise rights resulted from the acquisition of Suzhou KFC as disclosed in Note 1, with $61 million of the purchase price allocated to intangible assets related to reacquired franchise right, which is being amortized over the remaining franchise contract period.

(b)

In the quarter ended June 30, 2020, the Company derecognized a $3 million indemnification asset previously recorded for the Daojia acquisition as the indemnification right pursuant to the purchase agreement expired. The expense was included in Other expenses (income), net, but was not allocated to any segment for performance reporting purposes.

Note 8 – Supplemental Balance Sheet Information

Accounts Receivable, net	6/30/2021	12/31/2020
Accounts receivable, gross	$106	$100
Allowance for doubtful accounts	(1)	(1)
Accounts receivable, net	$105	$99

Prepaid Expenses and Other Current Assets	6/30/2021	12/31/2020
Receivables from payment processors and aggregators	$32	$47
Dividends receivable from unconsolidated affiliates	44	10
Other prepaid expenses and current assets	131	119
Prepaid expenses and other current assets	$207	$176

Property, Plant and Equipment	6/30/2021	12/31/2020
Buildings and improvements	$2,466	$2,367
Finance leases, primarily buildings	37	36
Machinery and equipment, and construction in progress	1,568	1,490
Property, plant and equipment, gross	4,071	3,893
Accumulated depreciation	(2,249)	(2,128)
Property, plant and equipment, net	$1,822	$1,765

Other Assets	6/30/2021	12/31/2020
VAT assets	$272	$270
Land use right	139	140
Investment in equity securities	173	160
Long-term deposits	88	83
Investment in long-term time deposits(a)	87	61
Costs to obtain contracts	8	9
Others	27	26
Other Assets	$794	$749

Accounts Payable and Other Current Liabilities	6/30/2021	12/31/2020
Accounts payable	$712	$708
Operating lease liabilities	445	448
Accrued compensation and benefits	234	238
Contract liabilities	172	175
Accrued capital expenditures	185	203
Accrued marketing expenses	120	73
Other current liabilities	174	150
Accounts payable and other current liabilities	$2,042	$1,995

Other Liabilities	6/30/2021	12/31/2020
Accrued income tax payable	$53	$66
Contract liabilities	34	31
Other non-current liabilities	72	70
Other liabilities	$159	$167

(a)

As of June 30, 2021 and December 31, 2020, the Company had $87 million and $61 million invested in long-term time deposits, bearing a fixed interest rate with original maturity of three years. The asset is restricted for use in order to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements.

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2020
Goodwill, gross	$1,223	$748	$20	$455
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	832	748	20	64
Effect of currency translation adjustments	9	8	—	1
Balance as of June 30, 2021
Goodwill, gross	1,232	756	20	456
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$841	$756	$20	$65

(a)	Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.

Intangible assets, net as of June 30, 2021 and December 31, 2020 are as follows:

	6/30/2021				12/31/2020
	Gross Carrying Amount(a)	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$225	$(163)	$—	$62	$223	$(144)	$—	$79
Huang Ji Huang franchise related assets	23	(2)	—	21	23	(1)	—	22
Daojia platform	16	(4)	(12)	—	16	(4)	(12)	—
Customer-related assets	12	(9)	(2)	1	12	(8)	(2)	2
Others	9	(4)	—	5	9	(4)	—	5
	$285	$(182)	$(14)	$89	$283	$(161)	$(14)	$108
Indefinite-lived intangible assets
Little Sheep trademark	$56	$—	$—	$56	$56	$—	$—	$56
Huang Ji Huang trademark	83	—	—	83	82	—	—	82
	$139	$—	$—	$139	$138	$—	$—	$138

Total intangible assets	$424	$(182)	$(14)	$228	$421	$(161)	$(14)	$246

(a)	Changes in gross carrying amount include effect of currency translation adjustments.

(b)	Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense of finite-lived intangible assets was $11 million and $3 million for the quarters ended June 30, 2021 and 2020, respectively, and $21 million and $6 million for the years to date ended June 30, 2021 and 2020, respectively. As of June 30, 2021, expected amortization expense for the unamortized finite-lived intangible assets is approximately $21 million for the remainder of 2021, $41 million in 2022, $4 million in 2023, $2 million in 2024 and $2 million in 2025.

Note 10 – Leases

As of June 30, 2021, we operated over 8,500 Company-owned restaurants, leasing the underlying land and/or building. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	6/30/2021	12/31/2020	Account Classification
Assets
Operating lease right-of-use assets	$2,205	$2,164	Operating lease right-of-use assets
Finance lease right-of-use assets	20	20	Property, plant and equipment, net
Total leased assets	$2,225	$2,184

Liabilities
Current
Operating lease liabilities	$445	$448	Accounts payable and other current liabilities
Finance lease liabilities	2	2	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,941	1,915	Non-current operating lease liabilities
Finance lease liabilities	28	28	Non-current finance lease liabilities
Total lease liabilities	$2,416	$2,393

Summary of Lease Cost	Quarter Ended		Year to Date Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020	Account Classification

Operating lease cost	$138	$120	$274	$241	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	—	—	1	1	Occupancy and other operating expenses
Interest on lease liabilities	1	1	1	1	Interest expense, net
Variable lease cost (a)	87	55	182	104	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	3	2	5	5	Occupancy and other operating expenses or G&A
Sub-lease income	(6)	(6)	(14)	(12)	Franchise fees and income or Other revenues
Total lease cost	$223	$172	$449	$340

(a)

The Company was granted $2 million and $11 million in lease concessions from landlords related to the effects of the COVID-19 pandemic during the quarters ended June 30, 2021 and 2020, respectively, and $7 million and $25 million during the years to date ended June 30, 2021 and 2020, respectively. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff Q&A document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted.

Supplemental Cash Flow Information	Year to Date Ended
	6/30/2021	6/30/2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$286	$233
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for new lease liabilities(b):
Operating leases	$215	$93
Finance leases	—	(1)

(b)

This supplemental non-cash disclosure for right-of-use (“ROU”) assets obtained in exchange for new lease liabilities also includes non-cash transactions resulting in adjustments to the lease liability or ROU asset due to modification or other reassessment events.

Lease Term and Discount Rate	6/30/2021	6/30/2020
Weighted-average remaining lease term (years)
Operating leases	7.0	6.9
Finance leases	10.7	11.1

Weighted-average discount rate
Operating leases	5.8%	6.0%
Finance leases	5.7%	5.8%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of June 30, 2021 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2021	$306	$2	$308
2022	509	4	513
2023	447	4	451
2024	379	4	383
2025	316	4	320
Thereafter	956	22	978
Total undiscounted lease payment	2,913	40	2,953
Less: imputed interest(c)	527	10	537
Present value of lease liabilities	$2,386	$30	$2,416

(c)

As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of June 30, 2021, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $166 million. These leases will commence between the third quarter of 2021 and 2023 with lease terms of 1 year to 20 years.

Note 11 – Fair Value Measurements and Disclosures

The Company’s financial assets and liabilities primarily consist of cash and cash equivalents, short-term investments, long-term time deposits, accounts receivable, accounts payable and lease liabilities, and the carrying values of these assets and liabilities approximate their fair value in general.

The Company accounts for its investment in equity securities at fair value, which is determined based on the respective closing market price for the securities at the end of each reporting period, with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income.

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term time deposits and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred during the quarters and years to date ended June 30, 2021 and 2020.

		Fair Value Measurement or Disclosure at June 30, 2021
	Balance at June 30, 2021	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$551		$551
Fixed income debt securities(a)	170		170
Total cash equivalents	721	—	721	—
Short-term investments:
Time deposits	2,024		2,024
Fixed income debt securities(a)	830		830
Structured deposits(b)	234		234
Variable return investments	51	51
Total short-term investments	3,139	51	3,088	—
Other assets:
Investment in equity securities	173	173
Long-term time deposits	87		87
Total	$4,120	$224	$3,896	$—

		Fair Value Measurement or Disclosure at December 31, 2020
	Balance at December 31, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$601		$601
Fixed income debt securities(a)	207	207
Total cash equivalents	808	207	601	—
Short-term investments:
Time deposits	2,165		2,165
Fixed income debt securities(a)	784	104	680
Variable return investments	156	156
Total short-term investments	3,105	260	2,845	—
Other assets:
Investment in equity securities	160	160
Long-term time deposits	61		61
Total	$4,134	$627	$3,507	$—

(a)	Classified as held-to-maturity investments and measured at amortized cost.

(b)

Represented certain structured deposits invested in 2021. These investments are principal-protected and provide returns in the form of both fixed and variable interests. Such variable interest rates indexed to gold prices or foreign exchange rates are considered embedded derivatives and bifurcated from host contracts, and measured at fair value on a recurring basis. The fair value change of the embedded derivatives is recorded in Investment gain or loss in our Condensed Consolidated Statements of Income. The remaining host contracts to receive guaranteed principal and fixed interest are measured at amortized cost, with accretion of interest recorded in Interest income in our Condensed Consolidated Statements of Income. As of June 30, 2021, the fair value of embedded derivatives included in Short-term investments was immaterial.

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

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the quarters and years to date ended June 30, 2021 and 2020. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective period-end dates.

	Quarter Ended		Year to Date Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020	Account Classification
Restaurant-level impairment(a)	$13	$21	$13	$30	Closure and impairment expenses, net
Total	$13	$21	$13	$30

(a)

Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted primarily from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. We performed an additional impairment evaluation in the first quarter of 2020, considering the adverse effects of the COVID-19 pandemic as an impairment indicator. After considering the impairment charges recorded during the corresponding periods, the fair value of assets as of the relevant measurement date was both $50 million for the quarter and year to date ended June 30, 2021,and $49 million and $76 million for the quarter and year to date ended June 30, 2020, respectively.

Note 12 – Income Taxes

	Quarter Ended		Year to Date Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Income tax provision	$64	$45	$166	$77
Effective tax rate	24.8%	25.2%	27.6%	27.8%

The lower effective tax rate for the quarter and year to date ended June 30, 2021 was primarily due to lower residual U.S. tax, offset by less tax benefit from equity income from investments in unconsolidated affiliates, and higher estimated repatriation of earnings outside of China subject to foreign withholding tax.

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

	Quarter Ended 6/30/2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,734	$538	$52	$127	$2,451	$—	$2,451
Inter-segment revenue	—	—	54	—	54	(54)	—
Total	$1,734	$538	$106	$127	$2,505	$(54)	$2,451

	Quarter Ended 6/30/2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,307	$424	$40	$131	$1,902	$—	$1,902
Inter-segment revenue	—	—	10	—	10	(10)	—
Total	$1,307	$424	$50	$131	$1,912	$(10)	$1,902

	Year to Date Ended 6/30/2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$3,566	$1,079	$105	$258	$5,008	$—	$5,008
Inter-segment revenue	—	—	79	—	79	(79)	—
Total	$3,566	$1,079	$184	$258	$5,087	$(79)	$5,008

	Year to Date Ended 6/30/2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$2,576	$748	$61	$271	$3,656	$—	$3,656
Inter-segment revenue	—	—	17	—	17	(17)	—
Total	$2,576	$748	$78	$271	$3,673	$(17)	$3,656

	Quarter Ended		Year to Date Ended
Operating Profit (Loss)	6/30/2021	6/30/2020	6/30/2021	6/30/2020
KFC(b)	$240	$159	$567	$312
Pizza Hut	39	15	99	(13)
All Other Segments	(6)	(2)	(9)	(12)
Unallocated revenues from transactions with franchisees and unconsolidated affiliates(c)	125	130	254	269
Unallocated Other revenues	2	1	4	2
Unallocated expenses from transactions with franchisees and unconsolidated affiliates(c)	(123)	(135)	(252)	(270)
Unallocated Other operating costs and expenses	(2)	(1)	(5)	(2)
Unallocated and corporate G&A expenses	(40)	(37)	(81)	(58)
Unallocated Other expenses	(2)	(2)	(2)	(3)
Operating Profit	$233	$128	$575	$225
Interest income, net(a)	16	8	31	17
Investment gain (loss)(a)	8	45	(4)	37
Income Before Income Taxes	$257	$181	$602	$279

	Quarter Ended		Year to Date Ended
Impairment Charges	6/30/2021	6/30/2020	6/30/2021	6/30/2020
KFC(d)	$9	$12	$11	$16
Pizza Hut(d)	6	10	7	17
All Other Segments(d)	1	2	1	3
	$16	$24	$19	$36

	Total Assets
	6/30/2021	12/31/2020
KFC(e)	$4,188	$4,084
Pizza Hut	906	906
All Other Segments	377	378
Corporate and Unallocated(f)	5,833	5,507
	$11,304	$10,875

(a)	Amounts have not been allocated to any segment for performance reporting purposes.
(b)

Includes equity income from investments in unconsolidated affiliates of $13 million and $14 million for the quarters ended June 30, 2021 and 2020, respectively, and $32 million and $34 million for the years to date ended June 30, 2021 and 2020, respectively.

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

(e)	Includes investments in unconsolidated affiliates.
(f)	Primarily includes cash and cash equivalents, short-term investments, investments in Meituan and Sunner, long-term time deposits and inventories that are centrally managed.

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

YUM concluded, and we concurred, that it is more likely than not that YUM will not be subject to this tax with respect to the pro rata distribution of all outstanding shares of Yum China common stock to shareholders of YUM in connection with the separation (the “distribution”). However, there are significant uncertainties regarding what constitutes a reasonable commercial purpose, how the safe harbor provisions for group restructurings are to be interpreted, and how the taxing authorities will ultimately view the distribution. As a result, YUM’s position could be challenged by Chinese tax authorities resulting in a 10% tax assessed on the difference between the fair market value and the tax basis of the separated China business. As YUM’s tax basis in the China business is minimal, the amount of such a tax could be significant.

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

Guarantees for Franchisees and Unconsolidated Affiliates

From time to time, we have guaranteed certain lines of credit and loans of franchisees and unconsolidated affiliates. As of June 30, 2021, no guarantees were outstanding for unconsolidated affiliates and franchisees.

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

Note 15 – Subsequent Events

On July 28, 2021, the Company announced that the Board of Directors declared a cash dividend of $0.12 per share on Yum China's common stock, payable as of the close of business on September 16, 2021, to stockholders of record as of the close of business on August 25, 2021. Total estimated cash dividend payable is approximately $51 million.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of system sales, with over 11,000 restaurants covering over 1,500 cities primarily in China as of June 30, 2021. Our growing restaurant base consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell and Lavazza. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Macau and Taiwan, and own the intellectual property of the Little Sheep, Huang Ji Huang, COFFii & JOY and East Dawning concepts outright. We also established a joint venture with Lavazza Group, the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee shop concept in China. KFC was the first major global restaurant brand to enter China as early as 1987. With more than 30 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of system sales. We believe that there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of June 30, 2021, KFC operated over 7,600 restaurants in over 1,500 cities across China. During the quarter ended September 30, 2020, the Company completed the acquisition of an additional 25% interest in an unconsolidated affiliate that operates KFC stores in and around Suzhou, China (“Suzhou KFC”), increasing our equity interest to 72% and allowing the Company to consolidate the entity.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of June 30, 2021, Pizza Hut operated over 2,400 restaurants in over 500 cities.

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

•

System sales growth reflects the results of all restaurants regardless of ownership, including Company-owned, franchise and unconsolidated affiliate restaurants that operate our concepts, except for sales from non-Company-owned restaurants for which we do not receive a sales-based royalty. Sales of franchise and unconsolidated affiliate restaurants typically generate ongoing franchise fees for the Company at an average rate of approximately 6% of system sales. Franchise and unconsolidated affiliate restaurant sales are not included in Company sales in the Condensed Consolidated Statements of Income; however, the franchise fees are included in the Company’s revenues. We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

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

Quarters and Years to Date Ended June 30, 2021 and 2020

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

Quarterly highlights:
% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+14	+4	+13	+50	+37
Pizza Hut	+16	+11	+7	+151	+128
All Other Segments(b)	+24	+8	+4	(54)	(41)
Total	+14	+5	+11	+83	+65

Year to date highlights:
% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+19	+5	+13	+81	+67
Pizza Hut	+33	+23	+7	NM	NM
All Other Segments(b)	NM	+14	+4	+37	+42
Total	+24	+8	+11	+156	+134

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

As of June 30, 2021, the Company operated over 11,000 units, predominately KFC and Pizza Hut restaurants, which are the leading and largest QSR and CDR brands, respectively, in mainland China in terms of system sales. We believe that there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

Second quarter operations improved from a year ago. System sales and Operating profit grew year over year. System sales growth was led by accelerated new store openings and same-store sales growth. Operating profit growth was further driven by lower commodity prices, and productivity improvements. Traffic at our transportation and tourist locations improved from the first quarter but remained well below 2019 levels. The Company reported substantial year-over-year growth in the first half of 2021, as the prior year periods were significantly impacted by COVID-19.

As compared to the second quarter of 2020, Company sales in the second quarter of 2021 increased 32%, or 20% excluding the impact of F/X. Company sales for the year to date ended June 30, 2021 increased 41%, or 30% excluding the impact of F/X. The increase in Company sales for the quarter, excluding the impact of F/X, was attributable to net unit growth including the acquisition of Suzhou KFC and same-store sales growth. The year to date increase in Company sales, excluding the impact of F/X, was attributable to net unit growth including the acquisition of Suzhou KFC, same-store sales growth and fewer temporary store closures.

The quarter and year to date increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Company sales, commodity deflation of 7%, higher productivity and lower store impairment charges, partially offset by lower temporary relief provided by landlords and government agencies, wage inflation and higher compensation costs.

The Consolidated Results of Operations for the quarters and years to date ended June 30, 2021 and 2020 are presented below:

	Quarter Ended		% B/(W) (a)				Year to Date Ended		% B/(W) (a)
	6/30/2021	6/30/2020	Reported		Ex F/X		6/30/2021	6/30/2020	Reported		Ex F/X
Company sales	$2,233	$1,692	32		20		$4,564	$3,240	41		30
Franchise fees and income	38	37	4		(5)		80	72	11		2
Revenues from transactions with franchisees and unconsolidated affiliates	164	157	5		(4)		335	318	6		(3)
Other revenues	16	16	(1)		(9)		29	26	11		2
Total revenues	$2,451	$1,902	29		17		$5,008	$3,656	37		26
Restaurant profit	$354	$231	53		39		$789	$396	99		83
Restaurant Margin %	15.8%	13.7%	2.1	ppts.	2.1	ppts.	17.3%	12.2%	5.1	ppts.	5.1	ppts.
Operating Profit	$233	$128	83		65		$575	$225	156		134
Interest income, net	16	8	85		75		31	17	77		67
Investment gain (loss)	8	45	(83)		(83)		(4)	37	NM		NM
Income tax provision	(64)	(45)	(39)		(29)		(166)	(77)	(113)		(100)
Net Income - including noncontrolling interests	193	136	42		29		436	202	116		97
Net Income - noncontrolling interests	12	4	(229)		(200)		25	8	(216)		(192)
Net Income - Yum China Holdings, Inc.	$181	$132	37		24		$411	$194	112		93
Diluted Earnings Per Common Share	$0.42	$0.34	24		12		$0.95	$0.50	90		72
Effective tax rate	24.8%	25.2%					27.6%	27.8%
Supplementary information - Non-GAAP Measures(b)
Adjusted Operating Profit	$237	$132					$582	$230
Adjusted Net Income - Yum China Holdings, Inc.	$185	$136					$418	$199
Adjusted Diluted Earnings Per Common Share	$0.42	$0.35					$0.96	$0.51
Adjusted Effective Tax Rate	24.5%	24.6%					27.2%	27.3%
Adjusted EBITDA	$377	$261					$853	$480

(a)	Represents the period-over-period change in percentage.

(b)	See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

	Quarter Ended		Year to Date Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
System Sales Growth (Decline)	26%	(8)%	34%	(16)%
System Sales Growth (Decline), excluding F/X	14%	(4)%	24%	(13)%
Same-Store Sales Growth (Decline)	5%	(11)%	8%	(13)%

Unit Count	6/30/2021	6/30/2020	% Increase (Decrease)
Company-owned(a)	8,594	7,479	15
Unconsolidated affiliates(a)	754	947	(20)
Franchisees	1,675	1,527	10
Other	-	1	NM
	11,023	9,954	11

(a)	As a result of the acquisition of Suzhou KFC in the third quarter of 2020, the restaurant units of Suzhou KFC were transferred from unconsolidated affiliates to Company-owned.

Non-GAAP Measures

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides non-GAAP measures adjusted for Special Items, which include Adjusted Operating Profit, Adjusted Net Income, Adjusted Earnings Per Common Share (“EPS”), Adjusted Effective Tax Rate and Adjusted EBITDA, which we define as net income including noncontrolling interests adjusted for income tax, interest income, net, investment gain or loss, certain non-cash expenses, consisting of depreciation and amortization as well as store impairment charges and Special Items.

The following table sets forth the reconciliations of the most directly comparable GAAP financial measures to the non-GAAP adjusted financial measures.

	Quarter Ended		Year to Date Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Non-GAAP Reconciliations
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$233	$128	$575	$225
Special Items, Operating Profit	(4)	(4)	(7)	(5)
Adjusted Operating Profit	$237	$132	$582	$230
Reconciliation of Net Income to Adjusted Net Income
Net Income - Yum China Holdings, Inc.	$181	$132	$411	$194
Special Items, Net Income – Yum China Holdings, Inc.	(4)	(4)	(7)	(5)
Adjusted Net Income - Yum China Holdings, Inc.	$185	$136	$418	$199
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.43	$0.35	$0.98	$0.51
Special Items, Basic Earnings Per Common Share	(0.01)	(0.01)	(0.01)	(0.02)
Adjusted Basic Earnings Per Common Share	$0.44	$0.36	$0.99	$0.53
Diluted Earnings Per Common Share	$0.42	$0.34	$0.95	$0.50
Special Items, Diluted Earnings Per Common Share	—	(0.01)	(0.01)	(0.01)
Adjusted Diluted Earnings Per Common Share	$0.42	$0.35	$0.96	$0.51
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 12)	24.8%	25.2%	27.6%	27.8%
Impact on effective tax rate as a result of Special Items	0.3%	0.6%	0.4%	0.5%
Adjusted effective tax rate	24.5%	24.6%	27.2%	27.3%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter Ended		Year to Date Ended
Reconciliation of Net Income to Adjusted EBITDA	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Net Income — Yum China Holdings, Inc.	$181	$132	$411	$194
Net Income — noncontrolling interests	12	4	25	8
Income tax provision	64	45	166	77
Interest income, net	(16)	(8)	(31)	(17)
Investment (gain) loss	(8)	(45)	4	(37)
Operating Profit	233	128	575	225
Special Items, Operating Profit	4	4	7	5
Adjusted Operating Profit	237	132	582	230
Depreciation and amortization	124	105	252	214
Store impairment charges	16	24	19	36
Adjusted EBITDA	$377	$261	$853	$480

Details of Special Items are presented below:

	Quarter Ended		Year to Date Ended
Details of Special Items	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Share-based compensation expense for Partner PSU Awards(1)	$(4)	$(1)	$(7)	$(2)
Derecognition of indemnification assets related to Daojia(2)	—	(3)	—	(3)
Special Items, Operating Profit	(4)	(4)	(7)	(5)
Tax Expenses on Special Items(3)	—	—	—	—
Special items, net income – including noncontrolling interests	(4)	(4)	(7)	(5)
Special items, net income – noncontrolling interests	—	—	—	—
Special Items, Net income – Yum China Holdings, Inc.	$(4)	$(4)	$(7)	$(5)
Weighted-average diluted shares outstanding (in millions)	435	388	434	387
Special Items, Diluted Earnings Per Common Share	$—	$(0.01)	$(0.01)	$(0.01)

(1)

In February 2020, the Company granted Partner PSU Awards to select employees who were deemed critical to the Company’s execution of its strategic operating plan. These PSU awards will only vest if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares subject to the PSU awards. Partner PSU Awards were granted to address increased competition for executive talent, motivate transformational performance and encourage management retention. Given the unique nature of these grants, the Compensation Committee does not intend to grant similar special grants to the same employees during the performance period. The impact from these special awards is excluded from metrics that management uses to assess the Company’s performance. The Company recognized share-based compensation cost of $4 million and $7 million associated with the Partner PSU Awards for the quarter and year to date ended June 30, 2021, respectively, and $1 million and $2 million for the quarter and year to date ended June 30, 2020, respectively.

(2)

In the quarter ended June 30, 2020, the Company derecognized a $3 million indemnification asset previously recorded for the Daojia acquisition as the indemnification right pursuant to the purchase agreement expired. The expense was included in Other expenses (income), net, but was not allocated to any segment for performance reporting purposes.

(3)   The tax expense was determined based upon the nature, as well as the jurisdiction, of each Special Item at the applicable tax rate.

The Company excludes impact from Special Items for the purpose of evaluating performance internally. Special Items are not included in any of our segment results. In addition, the Company provides Adjusted EBITDA because we believe that investors and analysts may find it useful in measuring operating performance without regard to items such as income tax, interest income, net, investment gain or loss, depreciation and amortization, store impairment charges and Special Items. Store impairment charges included as an adjustment item in Adjusted EBITDA primarily resulted from our semi-annual impairment evaluation of long-lived assets of individual restaurants, and additional impairment evaluation whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If these restaurant-level assets were not impaired, depreciation of the assets would have been recorded and included in EBITDA. Therefore, store impairment charges were a non-cash item similar to depreciation and amortization of our long-lived assets of restaurants. The Company believes that investors and analyst may find it useful in measuring operating performance without regard to such non-cash item.

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

Segment Results

KFC

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2021	6/30/2020	Reported		Ex F/X		6/30/2021	6/30/2020	Reported		Ex F/X
Company sales	$1,687	$1,260	34		22		$3,470	$2,480	40		29
Franchise fees and income	30	32	(3)		(12)		63	65	(2)		(10)
Revenues from transactions with franchisees and unconsolidated affiliates	14	15	(5)		(14)		29	31	(5)		(13)
Other revenues	3	—	NM		NM		4	—	NM		NM
Total revenues	$1,734	$1,307	33		21		$3,566	$2,576	38		27

Restaurant profit	$284	$183	55		41		$639	$349	83		68
Restaurant margin %	16.8%	14.6%	2.2	ppts.	2.2	ppts.	18.4%	14.1%	4.3	ppts.	4.3	ppts.

G&A expenses	$58	$42	(38)		(26)		$113	$88	(28)		(18)
Franchise expenses	$15	$16	2		11		$31	$32	3		10
Expenses for transactions with franchisees and unconsolidated affiliates	$14	$15	6		15		$29	$31	6		14
Other operating costs and expenses	$1	—	NM		NM		$1	—	NM		NM
Closures and impairment expenses, net	$6	$10	36		42		$6	$11	43		48
Other income, net	$(3)	$(12)	(76)		(79)		$(12)	$(29)	(58)		(61)
Operating Profit	$240	$159	50		37		$567	$312	81		67

	Quarter Ended		Year to Date Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
System Sales Growth (Decline)	25%	(9)%	29%	(14)%
System Sales Growth (Decline), excluding F/X	14%	(6)%	19%	(10)%
Same-Store Sales Growth (Decline)	4%	(10)%	5%	(11)%

Unit Count	6/30/2021	6/30/2020	% Increase (Decrease)
Company-owned(a)	6,207	5,231	19
Unconsolidated affiliates(a)	740	947	(22)
Franchisees	662	571	16
	7,609	6,749	13

(a)	As a result of the acquisition of Suzhou KFC in the third quarter of 2020, the restaurant units of Suzhou KFC were transferred from unconsolidated affiliates to Company-owned.

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	6/30/2020	Store Portfolio Actions	Other	F/X	6/30/2021
Company sales	$1,260	$222	$54	$151	$1,687
Cost of sales	(419)	(73)	17	(47)	(522)
Cost of labor	(271)	(52)	(32)	(36)	(391)
Occupancy and other operating expenses	(387)	(57)	(3)	(43)	(490)
Restaurant profit	$183	$40	$36	$25	$284

	Year to Date Ended
Income (Expense)	6/30/2020	Store Portfolio Actions	Other	F/X	6/30/2021
Company sales	$2,480	$581	$131	$278	$3,470
Cost of sales	(811)	(184)	18	(85)	(1,062)
Cost of labor	(558)	(118)	(50)	(63)	(789)
Occupancy and other operating expenses	(762)	(131)	(9)	(78)	(980)
Restaurant profit	$349	$148	$90	$52	$639

The increase in Company sales and Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by same-store sales growth, net unit growth including the acquisition of Suzhou KFC and commodity deflation of 8%, partially offset by lower temporary relief provided by landlords and government agencies and wage inflation of 3%.

The year to date increase in Company sales and Restaurant profit, excluding the impact of F/X, was primarily driven by same-store sales growth, net unit growth including the acquisition of Suzhou KFC, fewer temporary store closures and commodity deflation of 7%, partially offset by lower temporary relief provided by landlords and government agencies, increased value promotions and wage inflation of 3%.

Franchise Fees and Income

The decrease in Franchise fees and income for the quarter, excluding the impact of F/X, was primarily driven by the acquisition of Suzhou KFC, partially offset by the net unit growth and same-store sales growth.

The year to date decrease in Franchise fees and income, excluding the impact of F/X, was primarily driven by the acquisition of Suzhou KFC, partially offset by the net unit growth, same-store sales growth and fewer temporary store closures.

G&A Expenses

The quarter and year to date increase in G&A expenses, excluding the impact of F/X, was primarily driven by lapping one-time reductions in social security contributions in 2020, merit increases and higher performance-based compensation.

Operating Profit

The quarter and year to date increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit and lower store impairment charges, partially offset by higher G&A expenses.

Pizza Hut

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2021	6/30/2020	Reported		Ex F/X		6/30/2021	6/30/2020	Reported		Ex F/X
Company sales	$533	$422	26		15		$1,071	$744	44		32
Franchise fees and income	2	1	32		20		4	2	56		43
Revenues from transactions with franchisees and unconsolidated affiliates	2	1	76		60		3	2	83		68
Other revenues	1	—	NM		NM		1	—	NM		NM
Total revenues	$538	$424	26		15		$1,079	$748	44		32

Restaurant profit	$70	$47	48		34		$152	$48	217		190
Restaurant margin %	13.1%	11.2%	1.9	ppts.	1.9	ppts.	14.2%	6.4%	7.8	ppts.	7.8	ppts.

G&A expenses	$28	$23	(19)		(9)		$53	$47	(12)		(3)
Franchise expenses	$1	$—	(32)		(20)		$2	$1	(35)		(24)
Expenses for transactions with franchisees and unconsolidated affiliates	$2	$1	(72)		(56)		$3	$2	(73)		(59)
Closures and impairment expenses, net	$5	$10	49		54		$3	$15	79		81
Operating Profit (Loss)	$39	$15	151		128		$99	$(13)	NM		NM

	Quarter Ended		Year to Date Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
System Sales Growth (Decline)	27%	(16)%	45%	(28)%
System Sales Growth (Decline), excluding F/X	16%	(12)%	33%	(25)%
Same-Store Sales Growth (Decline)	11%	(12)%	23%	(22)%

Unit Count	6/30/2021	6/30/2020	% Increase
Company-owned	2,298	2,150	7
Franchisees	127	108	18
	2,425	2,258	7

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	6/30/2020	Store Portfolio Actions	Other	F/X	6/30/2021
Company sales	$422	$21	$40	$50	$533
Cost of sales	(134)	(7)	(5)	(14)	(160)
Cost of labor	(111)	(6)	(17)	(12)	(146)
Occupancy and other operating expenses	(130)	(5)	(6)	(16)	(157)
Restaurant profit	$47	$3	$12	$8	$70

	Year to Date Ended
Income (Expense)	6/30/2020	Store Portfolio Actions	Other	F/X	6/30/2021
Company sales	$744	$74	$166	$87	$1,071
Cost of sales	(236)	(22)	(37)	(25)	(320)
Cost of labor	(215)	(16)	(35)	(23)	(289)
Occupancy and other operating expenses	(245)	(16)	(23)	(26)	(310)
Restaurant profit	$48	$20	$71	$13	$152

The increase in Company sales and Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by same-store sales growth, commodity deflation of 6% and higher productivity, partially offset by lower temporary relief provided by landlords and government agencies and wage inflation of 4%.

The year to date increase in Company sales and Restaurant profit, excluding the impact of F/X, was primarily driven by same-store sales growth, commodity deflation of 6%, fewer temporary store closures and higher productivity, partially offset by lower temporary relief provided by landlords and government agencies and wage inflation of 3%.

G&A Expenses

The quarter and year to date increase in G&A expenses, excluding the impact of F/X, was primarily driven by lapping one-time reductions in social security contributions in 2020, merit increases and higher performance-based compensation.

Operating Profit

The quarter and year to date increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit and lower store impairment charges.

All Other Segments

All Other Segments reflects the results of Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell, Lavazza, Daojia and our e-commerce business.

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2021	6/30/2020	Reported		Ex F/X		6/30/2021	6/30/2020	Reported		Ex F/X
Company sales	$13	$10	23		12		$23	$16	42		31
Franchise fees and income	6	4	50		36		13	5	165		142
Revenues from transactions with franchisees and unconsolidated affiliates	23	11	114		95		49	16	217		191
Other revenues	64	25	163		139		99	41	143		122
Total revenues	$106	$50	114		95		$184	$78	138		118

Restaurant loss	$(1)	$—	NM		NM		$(3)	$(3)	10		16
Restaurant margin %	(7.8)%	2.0%	(9.8)	ppts.	(9.8)	ppts.	(10.3)%	(16.4)%	6.1	ppts.	6.1	ppts.

G&A expenses	$10	$11	12		20		$19	$19	(2)		6
Expenses for transactions with franchisees and unconsolidated affiliates	$21	$9	(135)		(114)		$45	$13	(254)		(225)
Other operating costs and expenses	$63	$21	(202)		(174)		$96	$36	(164)		(142)
Closures and impairment expenses, net	$2	$1	3		12		$2	$3	53		57
Other expenses, net	$2	$—	NM		NM		$5	$—	NM		NM
Operating Loss	$(6)	$(2)	(54)		(41)		$(9)	$(12)	37		42

	Quarter Ended		Year to Date Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Same-Store Sales Growth (Decline)	8%	(27)%	14%	(29)%

Total Revenues

The increase in Total revenues of all other segments for the quarter, excluding the impact of F/X, was primarily driven by the revenue generated by our delivery team for services provided to KFC and Pizza Hut restaurants.

The year to date increase in Total revenues of all other segments, excluding the impact of F/X, was primarily driven by the revenue generated by our delivery team for services provided to KFC and Pizza Hut restaurants and the consolidation of Huang Ji Huang.

Operating Loss

The increase in Operating loss for the quarter, excluding the impact of F/X, was primarily driven by the increase of Operating loss from certain emerging brands, partially offset by increased Operating profit generated by Huang Ji Huang.

The year to date decrease in Operating loss, excluding the impact of F/X, was primarily driven by Operating profit generated by Huang Ji Huang consolidated since April 2020, partially offset by the increase of Operating loss from certain emerging brands.

Corporate and Unallocated

	Quarter Ended				Year to Date Ended
			% B/(W)				% B/(W)
	6/30/2021	6/30/2020	Reported	Ex F/X	6/30/2021	6/30/2020	Reported	Ex F/X
Revenues from transactions with franchisees and unconsolidated affiliates	$125	$130	(3)	(12)	$254	$269	(6)	(13)
Other revenue	$2	$1	131	119	$4	$2	209	192
Expenses for transactions with franchisees and unconsolidated affiliates	$123	$135	8	17	$252	$270	6	14
Other operating costs and expenses	$2	$1	(200)	(179)	$5	$2	(172)	(154)
Corporate G&A expenses	$40	$37	(7)	(2)	$81	$58	(39)	(32)
Other unallocated expenses	$2	$2	15	17	$2	$3	45	45
Interest income, net	$16	$8	85	75	$31	$17	77	67
Investment gain (loss)	$8	$45	(83)	(83)	$(4)	$37	NM	NM
Income tax provision (See Note 12)	$(64)	$(45)	(39)	(29)	$(166)	$(77)	(113)	(100)
Effective tax rate (See Note 12)	24.8%	25.2%	0.4%	0.4%	27.6%	27.8%	0.2%	0.2%

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

Revenues from transactions with franchisees and unconsolidated affiliates primarily include revenues derived from the Company’s central procurement model whereby food and paper products are centrally purchased and then mainly sold to KFC and Pizza Hut franchisees and unconsolidated affiliates. The quarter and year to date decrease, excluding the impact of F/X, was mainly due to the acquisition of Suzhou KFC, partially offset by increase in revenue driven by system sales growth of franchisees and unconsolidated affiliates.

G&A Expenses

The increase in Corporate G&A expenses for the quarter, excluding the impact of F/X, was primarily due to higher compensation costs and lapping one-time reductions in social security contributions in 2020, offset by the timing shift of government incentives received.

The year to date increase in Corporate G&A expenses, excluding the impact of F/X, was primarily due to higher compensation costs and lapping one-time reductions in social security contributions in 2020.

Investment Gain (Loss)

The Investment gain (loss) mainly relates to investment gain in Meituan, partially offset by our investment loss in Sunner. See Note 6 for additional information.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%, withholding tax on repatriation of earnings outside of China and U.S. corporate income tax, if any. The lower effective tax rate for the quarter and year to date ended June 30, 2021 was primarily due to lower residual U.S. tax, offset by less tax benefit from equity income from investments in unconsolidated affiliates, and higher estimated repatriation of earnings outside of China subject to foreign withholding tax.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Impact of COVID-19 Pandemic

Starting in late January 2020, the COVID-19 pandemic significantly impacted the Company’s operations and financial results. While the lingering effects of the pandemic continue to impact our operations, the Company reported substantial year-over-year growth in the first half of 2021, as the prior year periods were significantly impacted by COVID-19. During the second quarter, same-store sales recovery was interrupted by the Delta variant outbreak in southern China, which started in late May. As we entered July, traffic and sales continued to be pressured by lingering effects of COVID-19, such as reduced travel, a shortened school holiday and regional outbreaks. The latest outbreak in Nanjing, the capital city of Jiangsu province and a key transportation hub, has spread to some provinces and is still evolving. Our operations may be further impacted by tightened public health measures and social distancing requirements.

While the impacts of COVID-19 are subsiding, the Company expects a full recovery of same-store sales to pre-COVID-19 levels to take time, and the unevenness of recovery to linger for several reasons. Public health measures and social distancing behaviors persist as occasional outbreaks remind people of the lingering risks. Dine-in traffic, as well as sales at our transportation locations, remains well below 2019 levels. Management at this time cannot ascertain the extent to which our operations will continue to be impacted by the COVID-19 pandemic, which depends largely on future developments that are uncertain, including resurgences and the actions by government authorities to contain the impact, the economic recovery within China and globally, the impact on consumer behavior and other related factors.

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

As of June 30, 2021, an input VAT credit asset of $272 million and payable of $5 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against VAT payables more than one year from June 30, 2021. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the credit expected to be used within one year can be reasonably determined.

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

Consolidated Cash Flows

Our cash flows for the years to date ended June 30, 2021 and 2020 were as follows:

Net cash provided by operating activities was $773 million in 2021 as compared to $452 million in 2020. The increase was primarily driven by the increase in net income along with working capital changes.

Net cash used in investing activities was $611 million in 2021 as compared to $761 million in 2020. The decrease was mainly due to the net impact on cash flow resulting from purchases and maturities of short-term investments and less spending on acquisitions, partially offset by the investment in Sunner and the increase in capital spending.

Net cash used in financing activities was $119 million in 2021 as compared to $59 million in 2020. The increase was primarily driven by dividends paid on common stock and to noncontrolling interests, partially offset by the decrease in share repurchases.

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

Share Repurchases and Dividends

Our Board of Directors has authorized an aggregate of $1.4 billion for our share repurchase program. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. Starting in the second quarter of 2020, our share repurchases have been suspended due to the impacts of the COVID-19 pandemic. No shares were repurchased during the year to date ended June 30, 2021. During the year to date ended June 30, 2020, the Company repurchased $7 million or 0.2 million shares of common stock under the repurchase program. On July 28, 2021, the Board of Directors approved the resumption of share repurchases.

For the quarter ended June 30, 2021, the Company paid cash dividends of approximately $51 million to stockholders through a quarterly dividend payment of $0.12 per share.

On July 28, 2021, the Board of Directors declared a cash dividend of $0.12 per share, payable on September 16, 2021, to stockholders of record as of the close of business on August 25, 2021. The total estimated cash dividend payable is approximately $51 million.

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

Borrowing Capacity

As of June 30, 2021, the Company had credit facilities of RMB3,591 million (approximately $556 million), comprised of onshore credit facilities of RMB2,300 million (approximately $356 million) in aggregate and offshore credit facilities of $200 million in aggregate.

The credit facilities had remaining terms ranging from less than one year to three years as of June 30, 2021. Each credit facility bears interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC or London Interbank Offered Rate (“LIBOR”) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Some of the onshore credit facilities contain sublimits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of June 30, 2021, we had outstanding bank guarantees of RMB 115 million (approximately $18 million) mainly to secure our lease payment to landlords for certain Company-owned restaurants. The credit facilities were therefore reduced by the same amount, while there were no bank borrowings outstanding as of June 30, 2021.

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

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). It requires issuers to account for a modification or exchange of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. ASU 2021-04 is effective for the Company from January 1, 2022, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In July 2021, the FASB issued ASU 2021-05, Lessors—Certain Leases with Variable Lease (“ASU 2021-05”). It requires lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses if they were classified as sales-type or direct financing leases. ASU 2021-05 is effective for the Company from January 1, 2022, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended June 30, 2021, the Company’s Operating profit would have decreased by approximately $23 million if the RMB weakened 10% relative to the US$. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risks associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements with our vendors.

Investment Risk

In September 2018, we invested $74 million in Meituan’s ordinary shares. The Company sold 4.2 million of its ordinary shares of Meituan in the second quarter of 2020 for proceeds of approximately $54 million. In the first quarter of 2021, we invested $261 million to acquire a 5% equity interest in Sunner. Equity investment in Meituan is recorded at fair value, which is measured on a recurring basis and is subject to market price volatility. The investment in Sunner was recorded at fair value on a recurring basis before it became subject to equity method of accounting after the Company established significant influence over the operating and financial policies of Sunner in May 2021. See Note 6 for further discussion on our investments in Meituan and Sunner.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Our Board of Directors authorized an aggregate of $1.4 billion for our share repurchase program, including its most recent increase in authorization on October 31, 2018. The authorizations do not have an expiration date. As a result of the COVID-19 pandemic impact, we suspended the share repurchases starting in the second quarter of 2020.

No shares were repurchased during the quarter ended June 30, 2021. On July 28, 2021, the Board of Directors approved the resumption of share repurchases.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of Yum China Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on June 2, 2021).

3.2	Amended and Restated Bylaws of Yum China Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on June 2, 2021).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document *

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yum China Holdings, Inc.
(Registrant)

Date:	August 6, 2021	/s/ Xueling Lu
Controller and Principal Accounting Officer