Form 10-Q
period 2021-09-30
Yum China Holdings, Inc.
filed 2021-11-08
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2021 was 428,126,907 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended		Year to Date Ended
Revenues	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Company sales	$2,310	$2,118	$6,874	$5,358
Franchise fees and income	40	40	120	112
Revenues from transactions with franchisees and unconsolidated affiliates	184	170	519	488
Other revenues	20	20	49	46
Total revenues	2,554	2,348	7,562	6,004
Costs and Expenses, Net
Company restaurants
Food and paper	743	660	2,133	1,711
Payroll and employee benefits	591	458	1,675	1,236
Occupancy and other operating expenses	694	606	1,995	1,621
Company restaurant expenses	2,028	1,724	5,803	4,568
General and administrative expenses	142	127	408	339
Franchise expenses	17	17	50	50
Expenses for transactions with franchisees and unconsolidated affiliates	180	164	509	480
Other operating costs and expenses	17	15	41	38
Closures and impairment expenses, net	2	1	13	30
Other income, net	(10)	(256)	(15)	(282)
Total costs and expenses, net	2,376	1,792	6,809	5,223
Operating Profit	178	556	753	781
Interest income, net	16	11	47	28
Investment (loss) gain	(39)	38	(43)	75
Income Before Income Taxes	155	605	757	884
Income tax provision	(44)	(155)	(210)	(232)
Net income – including noncontrolling interests	111	450	547	652
Net income – noncontrolling interests	7	11	32	19
Net Income – Yum China Holdings, Inc.	$104	$439	$515	$633
Weighted-average common shares outstanding (in millions):
Basic	422	387	421	380
Diluted	435	400	435	391
Basic Earnings Per Common Share	$0.25	$1.13	$1.23	$1.67
Diluted Earnings Per Common Share	$0.24	$1.10	$1.19	$1.62

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended		Year to Date Ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Net income - including noncontrolling interests	$111	$450	$547	$652
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	10	123	50	88
Comprehensive income - including noncontrolling interests	121	573	597	740
Comprehensive income - noncontrolling interests	9	17	36	23
Comprehensive Income - Yum China Holdings, Inc.	$112	$556	$561	$717

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Year to Date Ended
	9/30/2021	9/30/2020
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$547	$652
Depreciation and amortization	380	327
Non-cash operating lease cost	310	270
Closures and impairment expenses	13	30
Gain from re-measurement of previously held equity interest	(10)	(239)
Investment loss (gain)	43	(75)
Equity income from investments in unconsolidated affiliates	(38)	(51)
Distributions of income received from unconsolidated affiliates	21	25
Deferred income taxes	17	73
Share-based compensation expense	32	27
Changes in accounts receivable	2	(19)
Changes in inventories	13	52
Changes in prepaid expenses and other current assets	—	31
Changes in accounts payable and other current liabilities	82	56
Changes in income taxes payable	(5)	62
Changes in non-current operating lease liabilities	(309)	(292)
Other, net	(24)	(30)
Net Cash Provided by Operating Activities	1,074	899
Cash Flows – Investing Activities
Capital spending	(482)	(284)
Purchases of short-term investments	(4,524)	(2,859)
Purchases of long-term time deposits	(25)	(57)
Maturities of short-term investments	4,544	1,066
Contribution to unconsolidated affiliates	—	(17)
Acquisition of business, net of cash acquired	—	(288)
Investment in equity securities	(261)	—
Disposal of equity securities	—	54
Other, net	5	52
Net Cash Used in Investing Activities	(743)	(2,333)
Cash Flows – Financing Activities
Common stock issuance proceeds, net of issuance costs	—	2,203
Repurchase of shares of common stock	(32)	(8)
Cash dividends paid on common stock	(152)	(45)
Dividends paid to noncontrolling interests	(22)	(7)
Payment of acquisition related holdback	(8)	—
Other, net	(6)	1
Net Cash (Used in) Provided by Financing Activities	(220)	2,144
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	9	17
Net Increase in Cash, Cash Equivalents and Restricted Cash	120	727
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	1,158	1,055
Cash, Cash Equivalents and Restricted Cash - End of Period	$1,278	$1,782

Supplemental Cash Flow Data
Cash paid for income tax	210	105
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	208	148

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	9/30/2021	12/31/2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,278	$1,158
Short-term investments	3,099	3,105
Accounts receivable, net	97	99
Inventories, net	390	398
Prepaid expenses and other current assets	218	176
Total Current Assets	5,082	4,936
Property, plant and equipment, net	1,910	1,765
Operating lease right-of-use assets	2,287	2,164
Goodwill	858	832
Intangible assets, net	218	246
Deferred income tax assets	68	98
Investments in unconsolidated affiliates	309	85
Other assets	774	749
Total Assets	$11,506	$10,875

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$2,126	$1,995
Income taxes payable	68	72
Total Current Liabilities	2,194	2,067
Non-current operating lease liabilities	2,014	1,915
Non-current finance lease liabilities	34	28
Deferred income tax liabilities	217	227
Other liabilities	170	167
Total Liabilities	4,629	4,404

Redeemable Noncontrolling Interest	12	12

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 444 million shares and 440 million shares issued at September 30, 2021 and December 31, 2020, respectively; 424 million shares and 420 million shares outstanding at September 30, 2021 and December 31, 2020, respectively	4	4
Treasury stock	(762)	(728)
Additional paid-in capital	4,685	4,658
Retained earnings	2,468	2,105
Accumulated other comprehensive income	213	167
Total Yum China Holdings, Inc. Stockholders' Equity	6,608	6,206
Noncontrolling interests	257	253
Total Equity	6,865	6,459
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$11,506	$10,875

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

Also in April 2020, the Company partnered with Luigi Lavazza S.p.A. (“Lavazza Group”), the world-renowned family-owned Italian coffee company, and entered into a joint venture to explore and develop the Lavazza coffee shop concept in China. In September 2021, the Company and Lavazza Group entered into agreements for the previously formed joint venture (“Lavazza joint venture”) to accelerate the expansion of Lavazza coffee shops in China. Upon execution of these agreements, the Company controls and consolidates the joint venture with its 65% equity interest. The acquisition was considered immaterial.

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

In September 2021, the Company entered into a definitive agreement to acquire a 28% equity interest in Hangzhou Catering Service Group (“Hangzhou Catering”) for cash consideration of approximately $250 million. Hangzhou Catering holds a 45% equity interest in the Hangzhou KFC joint venture (“Hangzhou KFC”), of which the Company currently holds a 47% equity interest. We expect to complete the acquisition in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions and regulatory approvals. Upon closing, the Company will control and consolidate Hangzhou KFC, which operates over 700 KFC stores in and around Hangzhou, with an approximately 60% equity interest, directly and indirectly.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of September 30, 2021, results of our operations and comprehensive income for the quarters and years to date ended September 30, 2021 and 2020, and cash flows for the years to date ended September 30, 2021 and 2020. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto defined and included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 26, 2021.

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

The operating results of Huang Ji Huang, Suzhou KFC and the Lavazza joint venture have been included in the Company’s Condensed Consolidated Financial Statements since the acquisition dates of April 8, 2020, August 3, 2020 and September 18, 2021, respectively.

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

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs (“ASU 2020-08”), which clarifies that an entity should reevaluate for each reporting period whether a callable debt security is within the scope of certain guidance in ASC 310-20 that was issued in ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. We adopted the standard on January 1, 2021 and such adoption did not have a material impact on our financial statements.

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

Disaggregation of Revenue

The following table presents revenue disaggregated by types of arrangements and segments:

	Quarter Ended 9/30/2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,750	$546	$14	$—	$2,310	$—	$2,310
Franchise fees and income	32	2	6	—	40	—	40
Revenues from transactions with franchisees and unconsolidated affiliates	17	2	26	139	184	—	184
Other revenues	2	1	88	7	98	(78)	20
Total revenues	$1,801	$551	$134	$146	$2,632	$(78)	$2,554

	Quarter Ended 9/30/2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,597	$508	$13	$—	$2,118	$—	$2,118
Franchise fees and income	32	2	6	—	40	—	40
Revenues from transactions with franchisees and unconsolidated affiliates	16	1	18	135	170	—	170
Other revenues	1	—	36	2	39	(19)	20
Total revenues	$1,646	$511	$73	$137	$2,367	$(19)	$2,348

	Year to Date Ended 9/30/2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$5,220	$1,617	$37	$—	$6,874	$—	$6,874
Franchise fees and income	95	6	19	—	120	—	120
Revenues from transactions with franchisees and unconsolidated affiliates	46	5	75	393	519	—	519
Other revenues	6	2	187	11	206	(157)	49
Total revenues	$5,367	$1,630	$318	$404	$7,719	$(157)	$7,562

	Year to Date Ended 9/30/2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$4,077	$1,252	$29	$—	$5,358	$—	$5,358
Franchise fees and income	97	4	11	—	112	—	112
Revenues from transactions with franchisees and unconsolidated affiliates	47	3	34	404	488	—	488
Other revenues	1	—	77	4	82	(36)	46
Total revenues	$4,222	$1,259	$151	$408	$6,040	$(36)	$6,004

Accounts Receivable

Accounts receivable primarily consist of trade receivables and royalties from franchisees and unconsolidated affiliates, and are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts receivable on the Condensed Consolidated Balance Sheets. Our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of September 30, 2021 and December 31, 2020, the ending balances of provision for accounts receivable were $2 million and $1 million, respectively, and amounts of accounts receivable past due were immaterial. Receivables due from unconsolidated affiliates, including accounts receivable and dividend receivables, were $82 million and $50 million as of September 30, 2021 and December 31, 2020, respectively.

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets on the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees and unconsolidated affiliates. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $7 million and $9 million at September 30, 2021 and December 31, 2020, respectively.

Contract Liabilities

Contract liabilities at September 30, 2021 and December 31, 2020 were as follows:

Contract liabilities	9/30/2021	12/31/2020
- Deferred revenue related to prepaid stored-value products	$117	$117
- Deferred revenue related to upfront franchise fees	45	38
- Deferred revenue related to customer loyalty programs	26	23
- Deferred revenue related to privilege membership programs	14	27
- Others	1	1
Total	$203	$206

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs and customer loyalty programs is included in Accounts payable and other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $68 million and $61 million for the quarters ended September 30, 2021 and 2020, respectively, and $115 million and $82 million for the years to date ended September 30, 2021 and 2020, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 4 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended		Year to Date Ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Net Income – Yum China Holdings, Inc.	$104	$439	$515	$633
Weighted-average common shares outstanding (for basic calculation)(a)	422	387	421	380
Effect of dilutive share-based awards(a)	6	7	6	6
Effect of dilutive warrants(b)	7	6	8	5
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)(a)	435	400	435	391
Basic Earnings Per Common Share	$0.25	$1.13	$1.23	$1.67
Diluted Earnings Per Common Share	$0.24	$1.10	$1.19	$1.62
Share-based awards excluded from the diluted EPS computation(c)	2	3	2	3

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

(b)

Pursuant to the investment agreements dated September 1, 2016, Yum China issued to strategic investors two tranches of warrants on January 9, 2017, with each tranche initially providing the right to purchase 8,200,405 shares of Yum China common stock, at an initial exercise price of $31.40 and $39.25 per share, respectively, subject to customary anti-dilution adjustments. The warrants may be exercised at any time through October 31, 2021. The incremental shares arising from outstanding warrants are included in the computation of diluted EPS, if there is dilutive effect when the average market price of Yum China common stock for the periods exceeds the applicable exercise price of the warrants. During the quarter ended September 30, 2021, 3,465,973 common shares were issued as a result of the cashless exercise of 7,483,193 warrants, which upon exercise were excluded from the calculation of dilutive warrants and included in the weighted-average common shares outstanding. The remaining 9,579,560 warrants were subsequently exercised in October 2021 on a cashless basis in exchange for 4,068,343 common shares issued.

(c)

These outstanding stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) were excluded from the computation of diluted EPS because to do so would have been antidilutive for the quarters presented, or because certain PSUs are contingently issuable based on the achievement of performance and market conditions, which have not been met as of September 30, 2021 and 2020.

Note 5 – Equity

Changes in Equity and Redeemable Noncontrolling Interest (in millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Income (Loss)	Shares*	Amount	Interests	Equity	Interest
Balance at June 30, 2021	440	$4	$4,679	$2,415	$205	(20)	$(728)	$241	$6,816	$12
Net Income				104				7	111	—
Foreign currency translation adjustments					8			2	10	—
Comprehensive income									121	—
Acquisition of business								7	7
Cash dividends declared ($0.12 per common share)				(51)					(51)
Repurchase of shares of common stock						(1)	(34)		(34)
Exercise and vesting of share-based awards	1	—	—						—
Exercise of the warrants	3	—	—						—
Share-based compensation			6						6
Balance at September 30, 2021	444	$4	$4,685	$2,468	$213	(20)	$(762)	$257	$6,865	$12

Balance at June 30, 2020	397	$4	$2,444	$1,565	$(82)	(20)	$(728)	$72	$3,275	$12
Net Income				439				11	450	—
Foreign currency translation adjustments					117			6	123	—
Comprehensive income									573	—
Acquisition of business								144	144
Issuance of common stock, net of issuance costs	42	—	2,193						2,193
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			10						10
Balance at September 30, 2020	439	$4	$4,647	$2,004	$35	(20)	$(728)	$233	$6,195	$12

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares*	Amount	Interests	Equity	Interest
Balance at December 31, 2020	440	$4	$4,658	$2,105	$167	(20)	$(728)	$253	$6,459	$12
Net Income				515				32	547	—
Foreign currency translation adjustments					46			4	50	—
Comprehensive income									597	—
Acquisition of business								7	7
Cash dividends declared ($0.36 per common share)				(152)					(152)
Dividends declared								(39)	(39)
Repurchase of shares of common stock						(1)	(34)		(34)
Exercise and vesting of share-based awards	1	—	(5)						(5)
Exercise of the warrants	3	—	—						—
Share-based compensation			32						32
Balance at September 30, 2021	444	$4	$4,685	$2,468	$213	(20)	$(762)	$257	$6,865	$12

Balance at December 31, 2019	395	$4	$2,427	$1,416	$(49)	(19)	$(721)	$98	$3,175	$—
Net Income				633				19	652	—
Foreign currency translation adjustments					84			4	88	—
Comprehensive income									740	—
Acquisition of business								144	144	12
Cash dividends declared ($0.12 per common share)				(45)					(45)
Dividends declared								(32)	(32)
Issuance of common stock, net of issuance costs	42	—	2,193						2,193
Repurchase of shares of common stock						—	(7)		(7)
Exercise and vesting of share-based awards	2	—	—						—
Share-based compensation			27						27
Balance at September 30, 2020	439	$4	$4,647	$2,004	$35	(20)	$(728)	$233	$6,195	$12

*: Shares may not add due to rounding.

Share Repurchase Program

Our Board of Directors has authorized an aggregate of $1.4 billion for our share repurchase program. The Company repurchased 0.6 million and 0.2 million shares of Yum China common stock at a total cost of $34 million and $7 million during the years to date ended September 30, 2021 and 2020, respectively. The total repurchase cost included $2 million settled subsequent to September 30, 2021, for shares repurchased with trade dates prior to September 30, 2021. As of September 30, 2021, $658 million remained available for future share repurchases under the authorization.

Note 6 – Items Affecting Comparability of Net Income

Impact of COVID-19 Pandemic

Starting in the first quarter of 2020, the COVID-19 pandemic significantly impacted the Company’s operations, resulting in a significant decline in Operating profit mainly driven by same-store sales declines and temporary store closures. The results of the third quarter of 2021 were significantly impacted by the Delta variant outbreak that started in late July. This regional outbreak was the most widely spread wave since the first quarter of 2020. Operating profit was $178 million and $556 million for the quarters ended September 30, 2021 and 2020, respectively, and $753 million and $781 million for the years to date ended September 30, 2021 and 2020, respectively. The decrease in Operating profit for the quarter ended September 30, 2021 was mainly due to sales deleveraging as well as lapping the impact of a $239 million gain from the re-measurement of our previously held equity interest in Suzhou KFC in the third quarter of 2020 upon the acquisition, which is further described below. The decrease in Operating profit for the year to date ended September 30, 2021 was mainly due to lapping the re-measurement gain related to Suzhou KFC, offset by same-store sales growth.

Consolidation of Former Unconsolidated Affiliates

In April 2020, the Company and Lavazza Group established the Lavazza joint venture to explore and develop the Lavazza coffee shop concept in China, with ownership of a 65% and 35% equity interest, respectively. The Company accounted for the Lavazza joint venture under the equity method of accounting because Lavazza Group held substantive participating rights on certain significant financial and operating decisions. In September 2021, the Company and Lavazza Group entered into agreements for the joint venture, whereby substantive participating rights previously held by Lavazza Group were removed, and thus the Company obtained control over the joint venture and started to consolidate its results from the acquisition date.

In the third quarter of 2020, the Company completed the acquisition of an additional 25% equity interest in Suzhou KFC for cash consideration of $149 million, increasing our equity interest to 72%, and thus the Company obtained control over the joint venture and started to consolidate Suzhou KFC from the acquisition date.

As a result of the consolidation of the Lavazza joint venture and Suzhou KFC, the Company also recognized a gain of $10 million and $239 million, respectively, in the third quarter of 2021 and 2020, respectively, from the re-measurement of our previously held equity interest at fair value using a discounted cash flow valuation approach and incorporating assumptions and estimates that are Level 3 inputs. Key assumptions used in estimating future cash flows included projected revenue growth and costs and expenses, which were based on internal projections, store expansion plans, historical performance of stores of the brand, and the business environment, as well as the selection of an appropriate discount rate based on the weighted-average cost of capital which includes company-specific risk premium. The gain was recorded in Other income, net and not allocated to any segment for performance reporting purposes.

Additionally, as a result of the acquisition of Suzhou KFC, $61 million of the purchase price was allocated to intangible assets related to reacquired franchise rights, which are being amortized over the remaining franchise contract period of 2.4 years.

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

In May 2021, a senior executive of the Company was nominated and appointed to Sunner’s board of directors upon Sunner’s shareholder approval. Through this representation, the Company participates in Sunner’s policy making process. The representation on the board, along with the Company being Sunner’s second largest shareholder, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment and reclassified this investment from Other assets to Investment in unconsolidated affiliates in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. In the third quarter of 2021, the Company’s equity income from Sunner was immaterial. The unrealized loss of $22 million was included in Investment gain or loss in our Condensed Consolidated Statements of Income for the year to date ended September 30, 2021, representing changes in fair value before the equity method of accounting was applied.

Since Sunner became the Company’s unconsolidated affiliate in May 2021, the Company purchased inventories of $125 million and $198 million from Sunner during the quarter and year to date ended September 30, 2021, respectively, and the Company’s accounts payable and other current liabilities due to Sunner were $57 million as of September 30, 2021.

As of September 30, 2021, the Company’s investment in Sunner was stated at the carrying amount of $244 million, which was $168 million higher than the Company’s interest in Sunner’s underlying net assets. Of this basis difference, $20 million was related to finite-lived intangible assets which are being amortized over estimated useful life of 20 years. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of September 30, 2021, the market value of the Company’s investment in Sunner was $209 million based on its quoted closing price.

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

A summary of pre-tax gains or losses on investment in equity securities of Meituan recognized, which was included in Investment gain or loss in our Condensed Consolidated Statements of Income, is as follows:

	Quarter Ended		Year to Date Ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Unrealized (losses) gains recorded on equity securities still held as of the end of the period	$(41)	$38	$(27)	$76
Losses recorded on equity securities sold during the period	—	—	—	(1)
(Losses) gains recorded on equity securities	$(41)	$38	$(27)	$75

 Store Impairment Charges

We recorded store impairment charges of $4 million and $23 million for the quarter and year to date ended September 30, 2021, respectively, and $3 million and $39 million for the quarter and year to date ended September 30, 2020, respectively. The decrease in store impairment charges for the year to date ended September 30, 2021 is due to additional impairment evaluation in the first quarter of 2020. See Note 11 for additional information.

Note 7 – Other Income, net

	Quarter Ended		Year to Date Ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Equity income from investments in unconsolidated affiliates	$10	$17	$37	$51
Gain from re-measurement of previously held equity interest(a)	10	239	10	239
Amortization of reacquired franchise rights(b)	(10)	(7)	(29)	(13)
Derecognition of indemnification assets related to Daojia(c)	—	—	—	(3)
Foreign exchange impact and other	—	7	(3)	8
Other income, net	$10	$256	$15	$282

(a)

As a result of the consolidation of the Lavazza joint venture and Suzhou KFC as disclosed in Note 6, the Company recognized a gain of $10 million and $239 million for the quarters and years to date ended September 30, 2021 and 2020, respectively, from the re-measurement of our previously held equity interest at fair value, which was not allocated to any segment for performance reporting purposes.

(b)

Increase in amortization of reacquired franchise rights resulted from the acquisition of Suzhou KFC as disclosed in Note 6, with $61 million of the purchase price allocated to intangible assets related to reacquired franchise rights, which is being amortized over the remaining franchise contract period.

(c)

In the quarter ended June 30, 2020, the Company derecognized a $3 million indemnification asset previously recorded for the Daojia acquisition as the indemnification right pursuant to the purchase agreement expired. The expense was included in Other income, net, but was not allocated to any segment for performance reporting purposes.

Note 8 – Supplemental Balance Sheet Information

Accounts Receivable, net	9/30/2021	12/31/2020
Accounts receivable, gross	$99	$100
Allowance for doubtful accounts	(2)	(1)
Accounts receivable, net	$97	$99

Prepaid Expenses and Other Current Assets	9/30/2021	12/31/2020
Receivables from payment processors and aggregators	$35	$47
Dividends receivable from unconsolidated affiliates	44	10
Other prepaid expenses and current assets	139	119
Prepaid expenses and other current assets	$218	$176

Property, Plant and Equipment	9/30/2021	12/31/2020
Buildings and improvements	$2,518	$2,367
Finance leases, primarily buildings	44	36
Machinery and equipment, and construction in progress	1,651	1,490
Property, plant and equipment, gross	4,213	3,893
Accumulated depreciation	(2,303)	(2,128)
Property, plant and equipment, net	$1,910	$1,765

Other Assets	9/30/2021	12/31/2020
VAT assets	$281	$270
Land use right	138	140
Investment in equity securities	133	160
Long-term deposits	93	83
Investment in long-term time deposits(a)	88	61
Costs to obtain contracts	7	9
Others	34	26
Other Assets	$774	$749

Accounts Payable and Other Current Liabilities	9/30/2021	12/31/2020
Accounts payable	$756	$708
Operating lease liabilities	455	448
Accrued compensation and benefits	257	238
Contract liabilities	166	175
Accrued capital expenditures	208	203
Accrued marketing expenses	100	73
Other current liabilities	184	150
Accounts payable and other current liabilities	$2,126	$1,995

Other Liabilities	9/30/2021	12/31/2020
Accrued income tax payable	$54	$66
Contract liabilities	37	31
Other non-current liabilities	79	70
Other liabilities	$170	$167

(a)

As of September 30, 2021 and December 31, 2020, the Company had $88 million and $61 million invested in long-term time deposits, bearing a fixed interest rate with original maturity of three years. The asset is restricted for use in order to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements.

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2020
Goodwill, gross	$1,223	$748	$20	$455
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	832	748	20	64
Goodwill acquired(b)	15	—	—	15
Effect of currency translation adjustment	11	10	—	1
Balance as of September 30, 2021
Goodwill, gross	1,249	758	20	471
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$858	$758	$20	$80

(a)	Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.

(b)	Goodwill resulted from the consolidation of the Lavazza joint venture.

Intangible assets, net as of September 30, 2021 and December 31, 2020 are as follows:

	9/30/2021				12/31/2020
	Gross Carrying Amount(a)	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$225	$(173)	$—	$52	$223	$(144)	$—	$79
Huang Ji Huang franchise related assets	23	(2)	—	21	23	(1)	—	22
Daojia platform	16	(4)	(12)	—	16	(4)	(12)	—
Customer-related assets	12	(9)	(2)	1	12	(8)	(2)	2
Others	9	(4)	—	5	9	(4)	—	5
	$285	$(192)	$(14)	$79	$283	$(161)	$(14)	$108
Indefinite-lived intangible assets
Little Sheep trademark	$56	$—	$—	$56	$56	$—	$—	$56
Huang Ji Huang trademark	83	—	—	83	82	—	—	82
	$139	$—	$—	$139	$138	$—	$—	$138

Total intangible assets	$424	$(192)	$(14)	$218	$421	$(161)	$(14)	$246

(a)	Changes in gross carrying amount include effect of currency translation adjustments.

(b)	Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense of finite-lived intangible assets was $10 million and $8 million for the quarters ended September 30, 2021 and 2020, respectively, and $31 million and $14 million for the years to date ended September 30, 2021 and 2020, respectively. As of September 30, 2021, expected amortization expense for the unamortized finite-lived intangible assets is approximately $10 million for the remainder of 2021, $41 million in 2022, $4 million in 2023, $2 million in 2024 and $2 million in 2025.

Note 10 – Leases

As of September 30, 2021, we operated over 8,900 Company-owned restaurants, leasing the underlying land and/or building. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	9/30/2021	12/31/2020	Account Classification
Assets
Operating lease right-of-use assets	$2,287	$2,164	Operating lease right-of-use assets
Finance lease right-of-use assets	26	20	Property, plant and equipment, net
Total leased assets	$2,313	$2,184

Liabilities
Current
Operating lease liabilities	$455	$448	Accounts payable and other current liabilities
Finance lease liabilities	3	2	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	2,014	1,915	Non-current operating lease liabilities
Finance lease liabilities	34	28	Non-current finance lease liabilities
Total lease liabilities	$2,506	$2,393

Summary of Lease Cost	Quarter Ended		Year to Date Ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020	Account Classification

Operating lease cost	$140	$124	$414	$365	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	1	—	2	1	Occupancy and other operating expenses
Interest on lease liabilities	—	—	1	1	Interest expense, net
Variable lease cost (a)	91	84	273	188	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	3	3	8	8	Occupancy and other operating expenses or G&A
Sub-lease income	(6)	(6)	(20)	(18)	Franchise fees and income or Other revenues
Total lease cost	$229	$205	$678	$545

(a)

The Company was granted $2 million and $6 million in lease concessions from landlords related to the effects of the COVID-19 pandemic during the quarters ended September 30, 2021 and 2020, respectively, and $9 million and $31 million during the years to date ended September 30, 2021 and 2020, respectively. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff Q&A document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted.

Supplemental Cash Flow Information	Year to Date Ended
	9/30/2021	9/30/2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$423	$353
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	2	1
Right-of-use assets obtained in exchange for new lease liabilities(b):
Operating leases	$394	$193
Finance leases	7	—

(b)

This supplemental non-cash disclosure for right-of-use (“ROU”) assets obtained in exchange for new lease liabilities also includes non-cash transactions resulting in adjustments to the lease liability or ROU asset due to modification or other reassessment events.

Lease Term and Discount Rate	9/30/2021	9/30/2020
Weighted-average remaining lease term (years)
Operating leases	7.0	6.9
Finance leases	11.2	10.9

Weighted-average discount rate
Operating leases	5.7%	5.9%
Finance leases	5.6%	5.8%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of September 30, 2021 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2021	$174	$1	$175
2022	537	5	542
2023	476	5	481
2024	407	5	412
2025	342	4	346
Thereafter	1,071	30	1,101
Total undiscounted lease payment	3,007	50	3,057
Less: imputed interest(c)	538	13	551
Present value of lease liabilities	$2,469	$37	$2,506

(c)

As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of September 30, 2021, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $192 million. These leases will commence between the fourth quarter of 2021 and 2023 with lease terms of 1 year to 20 years.

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

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term time deposits and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred during the quarters and years to date ended September 30, 2021 and 2020.

		Fair Value Measurement or Disclosure at September 30, 2021
	Balance at September 30, 2021	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$386		$386
Money market funds	28	28
Fixed income debt securities(a)	178	78	100
Total cash equivalents	592	106	486	—
Short-term investments:
Time deposits	2,087		2,087
Fixed income debt securities(a)	806		806
Structured deposits(b)	78		78
Variable return investments	128	128
Total short-term investments	3,099	128	2,971	—
Other assets:
Investment in equity securities	133	133
Long-term time deposits	88		88
Total	$3,912	$367	$3,545	$—

		Fair Value Measurement or Disclosure at December 31, 2020
	Balance at December 31, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$601		$601
Fixed income debt securities(a)	207	207
Total cash equivalents	808	207	601	—
Short-term investments:
Time deposits	2,165		2,165
Fixed income debt securities(a)	784	104	680
Variable return investments	156	156
Total short-term investments	3,105	260	2,845	—
Other assets:
Investment in equity securities	160	160
Long-term time deposits	61		61
Total	$4,134	$627	$3,507	$—

(a)	Classified as held-to-maturity investments and measured at amortized cost.

(b)

Represented certain structured deposits invested in 2021. These investments are principal-protected and provide returns in the form of both fixed and variable interests. Such variable interest rates indexed to gold prices or foreign exchange rates are considered embedded derivatives and bifurcated from host contracts, and measured at fair value on a recurring basis. The fair value change of the embedded derivatives is recorded in Investment gain or loss in our Condensed Consolidated Statements of Income. The remaining host contracts to receive guaranteed principal and fixed interest are measured at amortized cost, with accretion of interest recorded in Interest income in our Condensed Consolidated Statements of Income. As of September 30, 2021, the fair value of embedded derivatives included in Short-term investments was immaterial.

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

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the quarters and years to date ended September 30, 2021 and 2020. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective period-end dates.

	Quarter Ended		Year to Date Ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020	Account Classification
Restaurant-level impairment(a)	$—	$—	$13	$30	Closure and impairment expenses, net
Total	$—	$—	$13	$30

(a)

Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted primarily from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. We performed an additional impairment evaluation in the first quarter of 2020, considering the adverse effects of the COVID-19 pandemic as an impairment indicator. After considering the impairment charges recorded during the corresponding periods, the fair value of assets as of the relevant measurement date was $50 million and $76 million for year to date ended September 30, 2021 and 2020, respectively.

Note 12 – Income Taxes

	Quarter Ended		Year to Date Ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Income tax provision	$44	$155	$210	$232
Effective tax rate	28.3%	25.6%	27.7%	26.3%

The higher effective tax rate for the quarter ended September 30, 2021 was primarily due to the impact from our investment in equity securities of Meituan, higher planned repatriation of earnings outside of China subject to foreign withholding tax, and increased valuation allowance for certain underperforming subsidiaries.

The higher effective tax rate for the year to date ended September 30, 2021 was primarily due to higher planned repatriation of earnings outside of China subject to foreign withholding tax, increased valuation allowance for certain underperforming subsidiaries and less tax benefit on equity income from investments in unconsolidated affiliates, partially offset by lower residual U.S. tax.

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

	Quarter Ended 9/30/2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,801	$551	$59	$143	$2,554	$—	$2,554
Inter-segment revenue	—	—	75	3	78	(78)	—
Total	$1,801	$551	$134	$146	$2,632	$(78)	$2,554

	Quarter Ended 9/30/2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,646	$511	$54	$137	$2,348	$—	$2,348
Inter-segment revenue	—	—	19	—	19	(19)	—
Total	$1,646	$511	$73	$137	$2,367	$(19)	$2,348

	Year to Date Ended 9/30/2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$5,367	$1,630	$164	$401	$7,562	$—	$7,562
Inter-segment revenue	—	—	154	3	157	(157)	—
Total	$5,367	$1,630	$318	$404	$7,719	$(157)	$7,562

	Year to Date Ended 9/30/2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$4,222	$1,259	$115	$408	$6,004	$—	$6,004
Inter-segment revenue	—	—	36	—	36	(36)	—
Total	$4,222	$1,259	$151	$408	$6,040	$(36)	$6,004

	Quarter Ended		Year to Date Ended
Operating Profit (Loss)	9/30/2021	9/30/2020	9/30/2021	9/30/2020
KFC(b)	$196	$286	$763	$598
Pizza Hut	18	61	117	48
All Other Segments	(6)	2	(15)	(10)
Unallocated revenues from transactions with franchisees and unconsolidated affiliates(c)	139	135	393	404
Unallocated Other revenues	7	2	11	4
Unallocated expenses from transactions with franchisees and unconsolidated affiliates(c)	(138)	(134)	(390)	(404)
Unallocated Other operating costs and expenses	(5)	(1)	(10)	(3)
Unallocated and corporate G&A expenses	(42)	(42)	(123)	(100)
Unallocated Other income, net(d)	9	247	7	244
Operating Profit	$178	$556	$753	$781
Interest income, net(a)	16	11	47	28
Investment (loss) gain(a)	(39)	38	(43)	75
Income Before Income Taxes	$155	$605	$757	$884

	Quarter Ended		Year to Date Ended
Impairment Charges	9/30/2021	9/30/2020	9/30/2021	9/30/2020
KFC(e)	$3	$1	$14	$17
Pizza Hut(e)	1	1	8	18
All Other Segments(e)	—	1	1	4
	$4	$3	$23	$39

	Total Assets
	9/30/2021	12/31/2020
KFC(f)	$4,314	$4,084
Pizza Hut	920	906
All Other Segments	427	378
Corporate and Unallocated(g)	5,845	5,507
	$11,506	$10,875

(a)	Amounts have not been allocated to any segment for performance reporting purposes.
(b)

Includes equity income from investments in unconsolidated affiliates of $13 million and $17 million for the quarters ended September 30, 2021 and 2020, respectively, and $45 million and $51 million for the years to date ended September 30, 2021 and 2020, respectively.

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

(d)

Primarily includes a gain from the re-measurement of our previously held equity interest in connection with the acquisition of the Lavazza joint venture and Suzhou KFC for the quarters and years to date ended September 30, 2021 and 2020, respectively. As the re-measurement at fair value resulted from the acquisition, it was not allocated to any segment for performance reporting purposes. See Note 6.

(e)

Primarily includes store closure impairment charges, restaurant-level impairment charges resulting from our semi-annual impairment evaluation as well as our additional impairment evaluation performed in the first quarter of 2020 in response to adverse impact from the COVID-19 pandemic. See Note 11.

(f)	Includes investments in unconsolidated affiliates.
(g)	Primarily includes cash and cash equivalents, short-term investments, investments in Meituan and Sunner, long-term time deposits and inventories that are centrally managed.

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

Guarantees for Franchisees and Unconsolidated Affiliates

From time to time, we have guaranteed certain lines of credit and loans of franchisees and unconsolidated affiliates. As of September 30, 2021, no guarantees were outstanding for unconsolidated affiliates and franchisees.

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

Note 15 – Subsequent Events

Cash Dividend

On October 27, 2021, the Company announced that the Board of Directors declared a cash dividend of $0.12 per share on Yum China's common stock, payable as of the close of business on December 16, 2021, to stockholders of record as of the close of business on November 24, 2021. Total estimated cash dividend payable is approximately $51 million.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of system sales, with over 11,000 restaurants covering over 1,600 cities primarily in China as of September 30, 2021. Our growing restaurant base consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, Taco Bell and Lavazza. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Macau and Taiwan, and own the intellectual property of the Little Sheep, Huang Ji Huang, COFFii & JOY and East Dawning concepts outright. We also established a joint venture with Luigi Lavazza S.p.A. (“Lavazza Group”), the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee shop concept in China. KFC was the first major global restaurant brand to enter China as early as 1987. With more than 30 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of system sales. We believe that there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of September 30, 2021, KFC operated over 7,900 restaurants in over 1,600 cities across China. During the quarter ended September 30, 2020, the Company completed the acquisition of an additional 25% interest in an unconsolidated affiliate that operates KFC stores in and around Suzhou, China (“Suzhou KFC”), increasing our equity interest to 72% and allowing the Company to consolidate the entity.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of September 30, 2021, Pizza Hut operated over 2,500 restaurants in over 500 cities.

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

Quarters and Years to Date Ended September 30, 2021 and 2020

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

Quarterly highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+1	(8)	+14	(31)	(36)
Pizza Hut	+1	(5)	+10	(69)	(71)
All Other Segments(b)	(5)	(9)	+6	NM	NM
Total	+1	(7)	+12	(68)	(70)

Year to date highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+12	-	+14	+27	+18
Pizza Hut	+20	+11	+10	+141	+124
All Other Segments(b)	+51	+3	+6	(45)	(32)
Total	+15	+2	+12	(4)	(11)

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

As of September 30, 2021, the Company operated 11,415 units, predominately KFC and Pizza Hut restaurants, which are the leading and largest QSR and CDR brands, respectively, in mainland China in terms of system sales. We believe that there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

The Company’s third quarter results were significantly impacted by the Delta variant outbreak that started in late July. This regional outbreak was the most widely spread wave since the first quarter of 2020. Strict public health measures were implemented across the country, including closures of many tourist locations. These actions led to fewer social activities, substantially lower travel volume, and cancelled holiday trips. However, we sustained Company sales growth in the third quarter, with new unit openings more than offsetting same-store sales declines.

As compared to the third quarter of 2020, Company sales in the third quarter of 2021 increased 9%, or 2% excluding the impact of F/X. Company sales for the year to date ended September 30, 2021 increased 28%, or 19% excluding the impact of F/X. The increase in Company sales for the quarter, excluding the impact of F/X, was attributable to net unit growth including the acquisition of Suzhou KFC, partially offset by same-store sales decline. The year to date increase in Company sales, excluding the impact of F/X, was attributable to net unit growth including the acquisition of Suzhou KFC, fewer temporary store closures and same-store sales growth.

The decrease in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by lapping the non-cash gain recognized from the re-measurement of our previously held equity interest in Suzhou KFC at fair value upon acquisition in the third quarter of 2020, same-store sales decline, higher promotion costs, wage inflation, increased rider cost associated with the rise in delivery volume, higher packaging costs and lower temporary relief provided by landlords and government agencies, partially offset by favorable commodity prices.

The year to date decrease in Operating profit, excluding the impact of F/X, was primarily driven by lapping the non-cash gain recognized from the re-measurement of our previously held equity interest in Suzhou KFC at fair value upon acquisition in the third quarter of 2020, lower temporary relief provided by landlords and government agencies, higher promotion costs, wage inflation and higher compensation costs, partially offset by the increase in Company sales, favorable commodity prices and lower store impairment charges.

The Consolidated Results of Operations for the quarters and years to date ended September 30, 2021 and 2020 are presented below:

	Quarter Ended		% B/(W) (a)				Year to Date Ended		% B/(W) (a)
	9/30/2021	9/30/2020	Reported		Ex F/X		9/30/2021	9/30/2020	Reported		Ex F/X
Company sales	$2,310	$2,118	9		2		$6,874	$5,358	28		19
Franchise fees and income	40	40	-		(7)		120	112	7		(1)
Revenues from transactions with franchisees and unconsolidated affiliates	184	170	8		1		519	488	7		(1)
Other revenues	20	20	2		(4)		49	46	7		(1)
Total revenues	$2,554	$2,348	9		2		$7,562	$6,004	26		17
Restaurant profit	$282	$394	(29)		(33)		$1,071	$790	36		26
Restaurant Margin %	12.2%	18.6%	(6.4)	ppts.	(6.4)	ppts.	15.6%	14.7%	0.9	ppts.	0.9	ppts.
Operating Profit	$178	$556	(68)		(70)		$753	$781	(4)		(11)
Interest income, net	16	11	58		51		47	28	69		61
Investment (loss) gain	(39)	38	NM		NM		(43)	75	NM		NM
Income tax provision	(44)	(155)	72		73		(210)	(232)	10		15
Net Income - including noncontrolling interests	111	450	(75)		(78)		547	652	(16)		(23)
Net Income - noncontrolling interests	7	11	31		36		32	19	(73)		(61)
Net Income - Yum China Holdings, Inc.	$104	$439	(76)		(79)		$515	$633	(19)		(26)
Diluted Earnings Per Common Share	$0.24	$1.10	(78)		(81)		$1.19	$1.62	(27)		(33)
Effective tax rate	28.3%	25.6%					27.7%	26.3%
Supplementary information - Non-GAAP Measures(b)
Adjusted Operating Profit	$168	$320					$750	$550
Adjusted Net Income - Yum China Holdings, Inc.	$96	$263					$514	$462
Adjusted Diluted Earnings Per Common Share	$0.22	$0.66					$1.18	$1.18
Adjusted Effective Tax Rate	28.8%	25.7%					27.6%	26.4%
Adjusted EBITDA	$300	$436					$1,153	$916

(a)	Represents the period-over-period change in percentage.

(b)	See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

	Quarter Ended		Year to Date Ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
System Sales Growth (Decline)	8%	3%	24%	(9)%
System Sales Growth (Decline), excluding F/X	1%	1%	15%	(8)%
Same-Store Sales (Decline) Growth	(7)%	(6)%	2%	(11)%

Unit Count	9/30/2021	9/30/2020	% Increase
Company-owned	8,938	7,922	13
Unconsolidated affiliates	762	666	14
Franchisees	1,715	1,562	10
	11,415	10,150	12

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

	Quarter Ended		Year to Date Ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Non-GAAP Reconciliations
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$178	$556	$753	$781
Special Items, Operating Profit	10	236	3	231
Adjusted Operating Profit	$168	$320	$750	$550
Reconciliation of Net Income to Adjusted Net Income
Net Income - Yum China Holdings, Inc.	$104	$439	$515	$633
Special Items, Net Income – Yum China Holdings, Inc.	8	176	1	171
Adjusted Net Income - Yum China Holdings, Inc.	$96	$263	$514	$462
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.25	$1.13	$1.23	$1.67
Special Items, Basic Earnings Per Common Share	0.02	0.45	0.01	0.46
Adjusted Basic Earnings Per Common Share	$0.23	$0.68	$1.22	$1.21
Diluted Earnings Per Common Share	$0.24	$1.10	$1.19	$1.62
Special Items, Diluted Earnings Per Common Share	0.02	0.44	0.01	0.44
Adjusted Diluted Earnings Per Common Share	$0.22	$0.66	$1.18	$1.18
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 12)	28.3%	25.6%	27.7%	26.3%
Impact on effective tax rate as a result of Special Items	(0.5)%	(0.1)%	0.1%	(0.1)%
Adjusted effective tax rate	28.8%	25.7%	27.6%	26.4%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter Ended		Year to Date Ended
Reconciliation of Net Income to Adjusted EBITDA	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Net Income — Yum China Holdings, Inc.	$104	$439	$515	$633
Net Income — noncontrolling interests	7	11	32	19
Income tax provision	44	155	210	232
Interest income, net	(16)	(11)	(47)	(28)
Investment loss (gain)	39	(38)	43	(75)
Operating Profit	178	556	753	781
Special Items, Operating Profit	(10)	(236)	(3)	(231)
Adjusted Operating Profit	168	320	750	550
Depreciation and amortization	128	113	380	327
Store impairment charges	4	3	23	39
Adjusted EBITDA	$300	$436	$1,153	$916

Details of Special Items are presented below:

	Quarter Ended		Year to Date Ended
Details of Special Items	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Gain from re-measurement of previously held equity interest(1)	$10	$239	$10	$239
Share-based compensation expense for Partner PSU Awards(2)	—	(3)	(7)	(5)
Derecognition of indemnification assets related to Daojia(3)	—	—	—	(3)
Special Items, Operating Profit	10	236	3	231
Tax Expenses on Special Items(4)	(2)	(60)	(2)	(60)
Special items, net income – including noncontrolling interests	8	176	1	171
Special items, net income – noncontrolling interests	—	—	—	—
Special Items, Net income – Yum China Holdings, Inc.	$8	$176	$1	$171
Weighted-average diluted shares outstanding (in millions)	435	400	435	391
Special Items, Diluted Earnings Per Common Share	$0.02	$0.44	$0.01	$0.44

(1)

In the quarters and years to date ended September 30, 2021 and 2020, as a result of the consolidation of the Lavazza joint venture and Suzhou KFC, the Company recognized a gain of $10 million and $239 million, respectively, from the re-measurement of our previously held equity interest at fair value, which were not allocated to any segment for performance reporting purposes.

(2)     In February 2020, the Company granted Partner PSU Awards to select employees who were deemed critical to the Company’s execution of its strategic operating plan. These PSU awards will only vest if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares subject to the PSU awards. Partner PSU Awards were granted to address increased competition for executive talent, motivate transformational performance and encourage management retention. Given the unique nature of these grants, the Compensation Committee does not intend to grant similar special grants to the same employees during the performance period. The impact from these special awards is excluded from metrics that management uses to assess the Company’s performance. The Company recognized share-based compensation cost of nil and $7 million associated with the Partner PSU Awards for the quarter and year to date ended September 30, 2021, respectively, and $3 million and $5 million for the quarter and year to date ended September 30, 2020, respectively.

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

Segment Results

KFC

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2021	9/30/2020	Reported		Ex F/X		9/30/2021	9/30/2020	Reported		Ex F/X
Company sales	$1,750	$1,597	10		3		$5,220	$4,077	28		19
Franchise fees and income	32	32	-		(7)		95	97	(2)		(9)
Revenues from transactions with franchisees and unconsolidated affiliates	17	16	1		(6)		46	47	(3)		(11)
Other revenues	2	1	NM		NM		6	1	NM		NM
Total revenues	$1,801	$1,646	9		2		$5,367	$4,222	27		18

Restaurant profit	$238	$310	(23)		(28)		$877	$659	33		23
Restaurant margin %	13.6%	19.4%	(5.8)	ppts.	(5.8)	ppts.	16.8%	16.2%	0.6	ppts.	0.6	ppts.

G&A expenses	$62	$50	(25)		(17)		$175	$138	(27)		(18)
Franchise expenses	$16	$16	2		8		$47	$48	2		10
Expenses for transactions with franchisees and unconsolidated affiliates	$16	$16	1		7		$45	$47	5		12
Other operating costs and expenses	$2	—	NM		NM		$3	—	NM		NM
Closures and impairment expenses, net	$1	$1	NM		NM		$7	$12	33		39
Other income, net	$(4)	$(10)	(65)		(68)		$(16)	$(39)	(60)		(63)
Operating Profit	$196	$286	(31)		(36)		$763	$598	27		18

	Quarter Ended		Year to Date Ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
System Sales Growth (Decline)	8%	1%	21%	(9)%
System Sales Growth (Decline), excluding F/X	1%	(1)%	12%	(7)%
Same-Store Sales Decline	(8)%	(6)%	-	(9)%

Unit Count	9/30/2021	9/30/2020	% Increase
Company-owned	6,450	5,672	14
Unconsolidated affiliates	762	663	15
Franchisees	696	590	18
	7,908	6,925	14

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	9/30/2020	Store Portfolio Actions	Other	F/X	9/30/2021
Company sales	$1,597	$171	$(127)	$109	$1,750
Cost of sales	(504)	(55)	28	(36)	(567)
Cost of labor	(330)	(47)	(21)	(27)	(425)
Occupancy and other operating expenses	(453)	(48)	15	(34)	(520)
Restaurant profit	$310	$21	$(105)	$12	$238

	Year to Date Ended
Income (Expense)	9/30/2020	Store Portfolio Actions	Other	F/X	9/30/2021
Company sales	$4,077	$752	$4	$387	$5,220
Cost of sales	(1,315)	(239)	46	(121)	(1,629)
Cost of labor	(888)	(165)	(71)	(90)	(1,214)
Occupancy and other operating expenses	(1,215)	(179)	6	(112)	(1,500)
Restaurant profit	$659	$169	$(15)	$64	$877

The increase in Company sales for the quarter, excluding the impact of F/X, was attributable to net unit growth including the acquisition of Suzhou KFC, partially offset by same-store sales decline. The decrease in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by same-store sales decline, higher promotion costs, wage inflation of 5%, higher packaging costs, increased rider cost associated with the rise in delivery volume and lower temporary relief provided by landlords and government agencies, partially offset by net unit growth including the acquisition of Suzhou KFC and favorable commodity prices.

The year to date increase in Company sales and Restaurant profit, excluding the impact of F/X, was primarily driven by net unit growth including the acquisition of Suzhou KFC, favorable commodity prices, same-store sales growth and fewer temporary store closures, partially offset by lower temporary relief provided by landlords and government agencies, higher promotion costs, wage inflation of 4%, increased rider cost associated with the rise in delivery volume and higher packaging costs.

Franchise Fees and Income

The decrease in Franchise fees and income for the quarter, excluding the impact of F/X, was primarily driven by the acquisition of Suzhou KFC and same-store sales decline, partially offset by the net unit growth.

The year to date decrease in Franchise fees and income, excluding the impact of F/X, was primarily driven by the acquisition of Suzhou KFC, partially offset by the net unit growth and fewer temporary store closures.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by higher compensation costs.

The year to date increase in G&A expenses, excluding the impact of F/X, was primarily driven by higher compensation costs, the acquisition of Suzhou KFC and lapping one-time reductions in social security contributions in 2020.

Operating Profit

The decrease in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the decrease in Restaurant profit and higher G&A expenses.

The year to date increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit and lower store impairment charges, partially offset by higher G&A expenses.

Pizza Hut

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2021	9/30/2020	Reported		Ex F/X		9/30/2021	9/30/2020	Reported		Ex F/X
Company sales	$546	$508	7		-		$1,617	$1,252	29		19
Franchise fees and income	2	2	20		12		6	4	41		31
Revenues from transactions with franchisees and unconsolidated affiliates	2	1	55		44		5	3	72		59
Other revenues	1	—	NM		NM		2	—	NM		NM
Total revenues	$551	$511	8		1		$1,630	$1,259	29		20

Restaurant profit	$44	$84	(47)		(51)		$196	$132	48		37
Restaurant margin %	8.2%	16.7%	(8.5)	ppts.	(8.5)	ppts.	12.2%	10.6%	1.6	ppts.	1.6	ppts.

G&A expenses	$27	$24	(14)		(6)		$80	$71	(13)		(4)
Franchise expenses	$1	$1	(29)		(20)		$3	$2	(33)		(23)
Expenses for transactions with franchisees and unconsolidated affiliates	$2	$1	(46)		(36)		$5	$3	(63)		(51)
Other operating costs and expenses	$1	$—	NM		NM		$1	$—	(12)		(3)
Closures and impairment expenses, net	$—	$—	NM		NM		$3	$15	81		83
Operating Profit	$18	$61	(69)		(71)		$117	$48	141		124

	Quarter Ended		Year to Date Ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
System Sales Growth (Decline)	8%	(5)%	30%	(20)%
System Sales Growth (Decline), excluding F/X	1%	(6)%	20%	(19)%
Same-Store Sales (Decline) Growth	(5)%	(7)%	11%	(16)%

Unit Count	9/30/2021	9/30/2020	% Increase
Company-owned	2,369	2,155	10
Franchisees	134	122	10
	2,503	2,277	10

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	9/30/2020	Store Portfolio Actions	Other	F/X	9/30/2021
Company sales	$508	$29	$(25)	$34	$546
Cost of sales	(152)	(9)	-	(12)	(173)
Cost of labor	(124)	(9)	(17)	(11)	(161)
Occupancy and other operating expenses	(148)	(9)	(1)	(10)	(168)
Restaurant profit	$84	$2	$(43)	$1	$44

	Year to Date Ended
Income (Expense)	9/30/2020	Store Portfolio Actions	Other	F/X	9/30/2021
Company sales	$1,252	$103	$141	$121	$1,617
Cost of sales	(388)	(31)	(37)	(37)	(493)
Cost of labor	(339)	(25)	(52)	(34)	(450)
Occupancy and other operating expenses	(393)	(25)	(24)	(36)	(478)
Restaurant profit	$132	$22	$28	$14	$196

The slight increase in Company sales for the quarter, excluding the impact of F/X, was attributable to net unit growth, partially offset by same-store sales decline. The decrease in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by same-store sales decline, wage inflation of 8%, increased rider cost associated with the rise in delivery volume, higher promotion costs, lower temporary relief provided by landlords and government agencies and higher packaging costs, partially offset by favorable commodity prices.

The year to date increase in Company sales and Restaurant profit, excluding the impact of F/X, was primarily driven by same-store sales growth, favorable commodity prices and fewer temporary store closures, partially offset by lower temporary relief provided by landlords and government agencies, wage inflation of 5% and higher promotion costs.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by higher compensation costs.

The year to date increase in G&A expenses, excluding the impact of F/X, was primarily driven by higher compensation costs and lapping one-time reductions in social security contributions in 2020.

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

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2021	9/30/2020	Reported		Ex F/X		9/30/2021	9/30/2020	Reported		Ex F/X
Company sales	$14	$13	7		1		$37	$29	27		18
Franchise fees and income	6	6	(3)		(9)		19	11	71		58
Revenues from transactions with franchisees and unconsolidated affiliates	26	18	47		38		75	34	NM		NM
Other revenues	88	36	NM		NM		187	77	NM		NM
Total revenues	$134	$73	84		73		$318	$151	NM		NM

Restaurant loss	$—	$—	NM		NM		$(3)	$(3)	(35)		(25)
Restaurant margin %	(9.5)%	(0.4)%	(9.1)	ppts.	(9.1)	ppts.	(10.0)%	(9.4)%	(0.6)	ppts.	(0.6)	ppts.

G&A expenses	$11	$11	2		8		$30	$30	-		7
Expenses for transactions with franchisees and unconsolidated affiliates	$24	$13	(79)		(69)		$69	$26	NM		NM
Other operating costs and expenses	$87	$33	NM		NM		$183	$69	NM		NM
Closures and impairment expenses, net	$1	$—	(81)		(68)		$3	$3	40		45
Other expenses, net	$3	$1	NM		NM		$8	$1	NM		NM
Operating (Loss) Profit	$(6)	$2	NM		NM		$(15)	$(10)	(45)		(32)

	Quarter Ended		Year to Date Ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Same-Store Sales (Decline) Growth	(9)%	(16)%	3%	(24)%

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

Operating (Loss) Profit

The Operating loss for the quarter, excluding the impact of F/X, was primarily driven by the increase of Operating loss from certain emerging brands, partially offset by Operating profit generated by Huang Ji Huang.

The year to date increase in Operating loss, excluding the impact of F/X, was primarily driven by the increase of Operating loss from certain emerging brands, partially offset by Operating profit generated by Huang Ji Huang consolidated since April 2020.

Corporate and Unallocated

	Quarter Ended				Year to Date Ended
			% B/(W)				% B/(W)
	9/30/2021	9/30/2020	Reported	Ex F/X	9/30/2021	9/30/2020	Reported	Ex F/X
Revenues from transactions with franchisees and unconsolidated affiliates	$139	$135	3	(4)	$393	$404	(3)	(10)
Other revenue	$7	$2	NM	NM	$11	$4	NM	NM
Expenses for transactions with franchisees and unconsolidated affiliates	$138	$134	(3)	4	$390	$404	3	11
Other operating costs and expenses	$5	$1	NM	NM	$10	$3	NM	NM
Corporate G&A expenses	$42	$42	(1)	3	$123	$100	(23)	(17)
Other unallocated income, net	$(9)	$(247)	(96)	(96)	$(7)	$(244)	(97)	(97)
Interest income, net	$16	$11	58	51	$47	$28	69	61
Investment (loss) gain	$(39)	$38	NM	NM	$(43)	$75	NM	NM
Income tax provision (See Note 12)	$(44)	$(155)	72	73	$(210)	$(232)	10	15
Effective tax rate (See Note 12)	28.3%	25.6%	(2.7)%	(2.7)%	27.7%	26.3%	(1.4)%	(1.4)%

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

G&A Expenses

The decrease in Corporate G&A expenses for the quarter, excluding the impact of F/X, was primarily due to the decrease of share-based compensation expense for Partner PSU awards, partially offset by merit increases.

The year to date increase in Corporate G&A expenses, excluding the impact of F/X, was primarily due to higher compensation costs and lapping one-time reductions in social security contributions in 2020.

Other Unallocated Income, net

The quarters and years to date Other unallocated income in 2021 and 2020 mainly included the gain recorded from the re-measurement of our previously held equity interest in connection with the consolidation of the Lavazza joint venture and Suzhou KFC, respectively. See Note 6 for additional information.

Investment (Loss) Gain

The Investment (loss) gain mainly relates to the change in the fair value of our investment in Meituan, as well as our unrealized investment loss in Sunner. See Note 6 for additional information.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%, withholding tax on repatriation of earnings outside of China and U.S. corporate income tax, if any. The higher effective tax rate for the quarter ended September 30, 2021 was primarily due to the impact from our investment in equity securities of Meituan, higher planned repatriation of earnings outside of China subject to foreign withholding tax and increased valuation allowance for certain underperforming subsidiaries. The higher effective tax rate for the year to date ended September 30, 2021 was primarily due to higher planned repatriation of earnings outside of China subject to foreign withholding tax, increased valuation allowance for certain underperforming subsidiaries and less tax benefit from equity income from investments in unconsolidated affiliates, partially offset by lower residual U.S. tax.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Impact of COVID-19 Pandemic

Starting in late January 2020, the COVID-19 pandemic significantly impacted the Company’s operations and financial results. The results of third quarter of 2021 were significantly impacted by the Delta variant outbreak that started in late July. This regional outbreak was the most widely spread wave since the first quarter of 2020. Strict public health measures were implemented across the country, including closures of many tourist locations. These actions led to fewer social activities, substantially lower travel volume, and cancelled holiday trips.

Going into the fourth quarter, strict public health measures remain in effect nationwide. Continuing effects of COVID-19 persist, such as fewer social activities, cautious consumer spending and subdued travel volume. With the latest regional outbreaks resurging across approximately 20 provinces and rigorous preventative health measures remaining in force across the country, the Company continues to expect the recovery of same-store sales to take time, with a nonlinear and uneven path. Same-store sales are gradually recovering but remain below the prior year and pre-COVID-19 levels, since overall dine-in volume as well as traffic at transportation hubs are still significantly impacted. Management at this time cannot ascertain the extent to which our operations will continue to be impacted by the COVID-19 pandemic, which depends largely on future developments that are uncertain, including resurgences and the actions by government authorities to contain the impact, changes in consumer behavior, the economic recovery within China and globally and other related factors.

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

Evolving Regulatory Landscape in China

Our business is subject to a complex and rapidly evolving set of laws and regulations in the U.S., China and elsewhere. In recent months, new laws, regulations and decisions have passed, and active proposals are being considered in China, in a variety of areas, including, for example, data security, privacy and cybersecurity, indicating heightened scrutiny and tightened regulation by the authorities in these areas which can have a material impact on our business.

The PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals carrying out data activities (including activities outside of the PRC), requires a national security review of data activities that may affect national security, and imposes restrictions on data transmissions. In addition, many specific requirements of the PRC Personal Information Protection Law, which took effect on November 1, 2021, and sets out the regulatory framework for handling and protection of personal information and transmission of personal information, remain to be clarified by the Cyberspace Administration of China and other regulatory authorities.

The Company expects that data security, privacy and cybersecurity will continue to be a focus of the regulators in China, and that the regulatory requirements will continue to evolve. Complying with any additional or new regulatory requirements may impose significant burdens and costs on our operations, or require us to alter certain aspects of our business practices, and could adversely affect our business operations and financial results.

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

As of September 30, 2021, an input VAT credit asset of $281 million and payable of $6 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against VAT payables more than one year from September 30, 2021. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the credit expected to be used within one year can be reasonably determined.

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

Consolidated Cash Flows

Our cash flows for the years to date ended September 30, 2021 and 2020 were as follows:

Net cash provided by operating activities was $1,074 million in 2021 as compared to $899 million in 2020. The increase was primarily driven by the increase in net income, excluding the non-cash gain of $239 million recognized from the re-measurement of our previously held equity interest in Suzhou KFC at fair value upon acquisition in 2020, along with working capital changes.

Net cash used in investing activities was $743 million in 2021 as compared to $2,333 million in 2020. The decrease was mainly due to the net impact on cash flow resulting from purchases and maturities of short-term investments and less spending on acquisition of businesses, partially offset by the investment in Sunner and the increase in capital spending.

Net cash used in financing activities was $220 million in 2021 as compared to net cash provided by financing activities of $2,144 million in 2020. The change was primarily due to lapping the impact of $2.2 billion in proceeds raised from issuance of common stock in connection with our global offering and secondary listing on the Main Board of HKEX in September 2020, the increase in dividends paid on common stock and to noncontrolling interests and the increase in share repurchases in the year to date ended September 30, 2021.

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

Share Repurchases and Dividends

Our Board of Directors has authorized an aggregate of $1.4 billion for our share repurchase program. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. Starting in the second quarter of 2020 through July 2021, our share repurchases were suspended due to the impacts of the COVID-19 pandemic. During the years to date ended September 30, 2021 and 2020, the Company repurchased $34 million or 0.6 million shares and $7 million or 0.2 million shares of common stock, respectively, under the repurchase program.

For the quarter ended September 30, 2021, the Company paid cash dividends of approximately $51 million to stockholders through a quarterly dividend payment of $0.12 per share.

On October 27, 2021, the Board of Directors declared a cash dividend of $0.12 per share, payable on December 16, 2021, to stockholders of record as of the close of business on November 24, 2021. The total estimated cash dividend payable is approximately $51 million.

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

Borrowing Capacity

As of September 30, 2021, the Company had credit facilities of RMB3,589 million (approximately $557 million), comprised of onshore credit facilities of RMB2,300 million (approximately $357 million) in aggregate and offshore credit facilities of $200 million in aggregate.

The credit facilities had remaining terms ranging from less than one year to three years as of September 30, 2021. Each credit facility bears interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC or London Interbank Offered Rate (“LIBOR”) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Some of the onshore credit facilities contain sublimits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of September 30, 2021, we had outstanding bank guarantees of RMB 142 million (approximately $22 million) mainly to secure our lease payment to landlords for certain Company-owned restaurants. The credit facilities were therefore reduced by the same amount, while there were no bank borrowings outstanding as of September 30, 2021.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended September 30, 2021, the Company’s Operating profit would have decreased by approximately $17 million if the RMB weakened 10% relative to the US$. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The following table provides information as of September 30, 2021 with respect to shares of Yum China common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)

7/1/21-7/31/21	—	NA	—	$692
8/1/21-8/31/21	186	$60.45	186	$680
9/1/21-9/30/21	388	$57.65	388	$658
Total	574	$58.56	574	$658

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

10.1	Senior Advisor Service Contract, dated July 15, 2021, by and between Yum China Holdings, Inc. and Christian L. Campbell.*

10.2	Yum China Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on September 27, 2021).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document *

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yum China Holdings, Inc.
(Registrant)

Date:	November 8, 2021	/s/ Xueling Lu
Controller and Principal Accounting Officer