Form 10-K
period 2021-12-31
Yum China Holdings, Inc.
filed 2022-02-28
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $27.8 billion. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. The number of shares of the registrant’s common stock outstanding as of February 22, 2022 was 425,589,799 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2022 annual meeting of stockholders (the “2022 Proxy Statement”), to be filed not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions or projections concerning future results or events, including, without limitation, statements regarding our strategies to expand our restaurant network and restaurant portfolio, our strategies to improve store performance and develop new sources of revenue, plans to invest in technology and high-quality assets, plans to enhance digital and delivery capabilities, franchise development, logistics and supply chain management, anticipated effects of population and macroeconomic trends and the expected impact of the COVID-19 pandemic. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those forward-looking statements. We cannot assure you that any of our expectations, estimates, assumptions or projections will be achieved.  Factors that could cause actual results and events to differ materially from our expectations, estimates, assumptions or projections include (i) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K.  You should not place undue reliance on forward-looking statements, which speak only as of the date hereof.  We disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law.

2021 Form 10-K

PART I

Item 1.Business.

References to “Yum China” mean Yum China Holdings, Inc. and references to the “Company,” “we,” “us,” and “our” mean Yum China and its subsidiaries.

“U.S. dollars”, “$” or “US$” refers to the legal currency of the United States, and “RMB” or “Renminbi” refers to the legal currency of the People’s Republic of China (the “PRC” or “China”).

The KFC, Pizza Hut, Little Sheep, Huang Ji Huang, Lavazza, COFFii & JOY, Taco Bell and East Dawning brands are collectively referred to as the “brands” or “concepts”. Throughout this Form 10-K, the terms “brands” and “concepts” are used interchangeably and “restaurants,” “stores” and “units” are used interchangeably.

General

Yum China is the largest restaurant company in China in terms of 2021 system sales. We had $9.9 billion of revenues in 2021 and over 11,700 restaurants as of December 31, 2021. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Little Sheep, Huang Ji Huang, Lavazza, COFFii & JOY, Taco Bell and East Dawning.

We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Macau and Taiwan. We own the intellectual property of the Little Sheep, Huang Ji Huang, COFFii & JOY and East Dawning concepts outright. KFC was the first major global restaurant brand to enter China in 1987. With more than 30 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of 2021 system sales, with 11,788 restaurants covering over 1,600 cities primarily in China as of December 31, 2021. We believe that there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

As of December 31, 2021, we owned and operated approximately 85% of our restaurants. Franchisees contribute to our revenue through the payment of upfront franchise fees and on-going royalties based on a percentage of sales, and payments for other transactions with us, such as purchases of food and paper products, advertising services and other services.

Restaurant Concepts

KFC

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of 2021 system sales. Founded in Corbin, Kentucky by Colonel Harland D. Sanders in 1939, KFC opened its first restaurant in Beijing, China in 1987. As of December 31, 2021, there were over 8,100 KFC restaurants in over 1,600 cities across China. In addition to Original Recipe® chicken and other chicken products, KFC in China has an extensive menu featuring beef burgers, pork, seafood, rice dishes, congees, fresh vegetables, desserts, coffee, tea and many other products. KFC also seeks to increase revenue from different channels, including dine-in, delivery, takeaway and ready meals. KFC primarily competes with western QSR brands in China, such as McDonald’s, Dicos and Burger King, among which we believe KFC had an approximate two-to-one lead over its nearest competitor in terms of store count as of the end of 2021.

2021 Form 10-K

Pizza Hut

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of 2021 system sales and number of restaurants as of December 31, 2021, offering multiple dayparts, including breakfast, lunch, afternoon tea and dinner. Since opening its first China restaurant unit in Beijing in 1990, Pizza Hut has grown rapidly and, as of year-end 2021, there were over 2,500 Pizza Hut restaurants in over 600 cities across China. Pizza Hut has an extensive menu offering a broad variety of pizzas, steaks, pasta, rice dishes and other entrees, appetizers, beverages and desserts. Measured by number of restaurants, we believe Pizza Hut has an approximate six-to-one lead over its nearest western CDR competitor in China as of the end of 2021.

Other Concepts

In addition to KFC and Pizza Hut, our restaurant brand portfolio also includes Little Sheep, Huang Ji Huang, Lavazza, COFFii & JOY, Taco Bell and East Dawning.

Little Sheep. Little Sheep, with its roots in Inner Mongolia, China, specializes in “Hot Pot” cooking, which is very popular in China, particularly during the winter months. Little Sheep had over 240 units in both China and international markets as of December 31, 2021. Of these, 220 units were franchise restaurants.

Huang Ji Huang. In April 2020, we completed the acquisition of a controlling interest in Huang Ji Huang. Founded in 2004, Huang Ji Huang had over 650 units in China and internationally as of December 31, 2021. Huang Ji Huang primarily operates a franchise model and is an industry-leading simmer pot brand.

Lavazza. In April 2020, we partnered with Luigi Lavazza S.p.A. (“Lavazza Group”), the world-renowned family-owned Italian coffee company, and established a joint venture (“Lavazza joint venture”), to explore and develop the Lavazza coffee shop concept in China. In September 2021, the Company and Lavazza Group entered into agreements to accelerate the expansion of Lavazza coffee shops, which offer a premium and authentic Italian coffee experience in China. As of December 31, 2021, there were 58 Lavazza units in China.

COFFii & JOY. COFFii & JOY is a coffee concept that we developed in 2018, featuring specialty coffee. As of December 31, 2021, there were 36 COFFii & JOY units in China.

Taco Bell. Taco Bell is the world’s leading western QSR brand specializing in Mexican-style food, including tacos, burritos, quesadillas, salads, nachos and similar items. We opened our first Taco Bell restaurant in Shanghai, China, in December 2016. As of December 31, 2021, there were 37 Taco Bell units in China.

East Dawning. East Dawning is a Chinese food QSR brand located predominantly in transportation hubs. The brand was severely impacted by the COVID-19 pandemic. As a result, we have decided to wind down the operations of the brand. As of December 31, 2021, there were five East Dawning units in China and all of them are planned to be permanently closed in 2022.

Our Strategies

Our primary strategy is to grow sales and profits across our portfolio of brands through organic growth, growth of franchise restaurants and development of new restaurant concepts, along with growing our online business. We are accelerating our store network expansion to reach our next milestone of 20,000 stores. We will drive growth from our core brands, as well as emerging brands such as Lavazza. We will continue to invest in digitalization and supply chain, our key growth enablers.

Continue to strategically expand our restaurant network

We are confident in the long-term market opportunities in China. We believe we have the potential to grow to 20,000 restaurants or more in the future and we are currently tracking over 1,100 cities that do not have a KFC or Pizza Hut restaurant.

2021 Form 10-K

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

Franchise opportunity. While we continue to focus on the operation of our Company-owned restaurant units, we will also continue to seek franchise opportunities for both our core and emerging brands. As of December 31, 2021, approximately 15% of our restaurants were operated by franchisees. We anticipate high franchisee demand for our brands, supported by strong unit economics, operational consistency and multiple store formats to drive restaurant growth. While the franchise market in China is still in an early stage compared to developed markets, we plan to continue to develop our franchisee-owned store portfolio over time, especially in select channels such as gas stations.

Grow emerging brands. Our key growth strategy for emerging brands, such as Little Sheep, Huang Ji Huang, Lavazza, COFFii & JOY and Taco Bell, focuses on exploring suitable business models to achieve sustainable growth. In addition, we plan to continue our efforts in product innovation and operational enhancement for these emerging brands to potentially scale up operations in the future.

Continue to improve unit-level performance and develop new sources of revenue

Food innovation and value proposition. We will continue to focus on food innovation and strengthen our value proposition. We are keenly aware of the strength of our core menu items. At the same time, we seek to continue to introduce innovative items to meet evolving consumer preferences and local tastes, drive guest engagement and continue to broaden our brand appeal. Each of our restaurant concepts has proprietary menu items, and emphasizes the preparation of food with high quality ingredients. We will continue to develop unique recipes, regionally-inspired menu items and special seasonings to provide appealing, tasty and convenient food choices at competitive prices. In addition, KFC plans to continue providing value with product offerings such as the bucket and increased combo options throughout the day and Pizza Hut plans to continue its multiple value campaigns. KFC and Pizza Hut will continue to promote their respective signature value campaigns “Crazy Thursday” and “Scream Wednesday,” which offer selected menu items at attractive prices, and have received positive consumer feedback. We believe our continued food innovation and value proposition are pivotal to enhancing our unit-level performance by driving order frequency and order ticket size.

Daypart opportunities. We believe there are significant daypart opportunities across our brands. For example, KFC has expanded its daypart offerings, including late night street food and afternoon tea, and Pizza Hut continued to drive sales from breakfast and business lunch.

Best in-store experience. We continuously look for ways to improve the guest experience. For example, we plan to continue to invest in refurbishing our restaurants. Our brands also look to improve efficiency to drive sales growth. For instance, we have simplified menus and fine-tuned our in-store self-service order devices. We are also expanding our delivery business through our proprietary smartphone applications and pre-order services. To further enhance the guest experience, we are also evaluating the possibility of adopting other digital initiatives in our restaurants and will continue to invest in this area, as discussed more fully below.

2021 Form 10-K

Continue to invest in technology, with a focus to capture digital, delivery and off-premise consumption opportunities

We will continue to invest in technology to further empower and maintain our competitive advantages. We will focus on improving our overall technology infrastructure and digital and delivery capabilities. We believe these efforts will further support our sustainable growth, improve our operational efficiency and ensure quality. Our digital and delivery strategies are set forth below.

Digital. As of December 31, 2021, our loyalty programs had over 330 million members and approximately 110 million members for KFC and Pizza Hut, respectively. The programs have been effective in increasing order frequency and enhancing guest loyalty. Digital orders accounted for approximately 86% of KFC and Pizza Hut Company sales in 2021. Going forward, we will continue to leverage our powerful digital ecosystem to drive sales, improve the guest experience and increase operational efficiency. We plan to increase our investment in end-to-end digitalization, automation and artificial intelligence (“AI”), to more effectively connect online traffic with our offline assets. To improve our operational efficiency, we will focus on connecting our front-end, guest facing systems to back-end systems such as operations and supply chain.

Delivery. China is a world leader in the emerging online to offline, or O2O, market. This is where digital online ordering technologies interact with traditional brick and mortar retail to enhance the customer experience. We see considerable growth potential in the delivery market by aligning our proven restaurant operation capabilities with our delivery network that offers consumers the ability to order restaurant food anywhere. Delivery contributed approximately 32% of Company sales in 2021. Going forward, we will continue to optimize our delivery service by adopting innovative technologies, rolling out new delivery menu items and developing novel delivery service concepts, such as our rainy-day delivery menu.

New retail. As part of our strategy to drive growth from off-premise occasions, our new retail products are designed to capture at-home consumption demand by leveraging our online and offline channels. We launched ready meals such as fried rice, steak and pasta, as well as coffee capsules so customers can enjoy these products any time they want.  We intend to continue to capture the opportunity with our capabilities in product innovation, supply chain and online and offline assets.

Strategically expand our restaurant portfolio

We aim to maintain our industry-leading position in the QSR and CDR markets in China with our core brands, and gain a stronger foothold and enhanced know-how in the Chinese cuisine space, which represents a significant share of the restaurant industry in China. In April 2020, we completed the acquisition of a controlling interest in Huang Ji Huang, a leading Chinese CDR franchise business. Following the acquisition of Huang Ji Huang, we established a Chinese dining business unit to manage our Chinese restaurant brands.

We are also building a coffee portfolio to capture today’s underserved coffee market in China across different customer segments, including coffee products provided by KFC (“K-Coffee”), which offers convenience and value, balanced by our incubated concept COFFii & JOY, which offers specialty coffee for coffee lovers. In 2021, we sold 170 million cups of coffee at KFC. In April 2020, we also partnered with Lavazza to explore and develop the Lavazza coffee shop concept in China, targeting to open 1,000 Lavazza stores by 2025, to offer premium and authentic Italian coffee in an indulgent atmosphere. As of December 31, 2021, there were 58 Lavazza units in China.

Prudently pursue investments in high-quality assets

Our investment strategy primarily focuses on three areas, restaurant brands with excellent growth potential and synergy, joint ventures and the enablers that empower our brands (e.g. ecosystem, technology). We continue to identify and evaluate investment opportunities in high-quality brands to capture growth opportunities. Also, we look for potential opportunities to invest in digitalization and supply chain, our key growth enablers, to further enhance our competitiveness. We will prudently assess investment targets based on each candidate’s strategic value, brand equity, business scale and financial performance, among other factors.

2021 Form 10-K

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

Franchise Restaurant Management

As of December 31, 2021, approximately 15% of our restaurants were franchise restaurants. Our franchise program is designed to promote consistency and quality, and we are selective in granting franchises. Franchisees supply capital initially by paying a franchise fee to us and by purchasing or leasing the land use rights, building, equipment, signs, seating, inventories and supplies; and, over the longer term, by reinvesting in the business through expansion. Franchisees contribute to our revenue through the payment of upfront franchise fees and on-going royalties based on a percentage of sales, and payments for other transactions with us, such as purchases of food and paper products, advertising services and other services.

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

Expansion Management

We believe that there are significant opportunities to expand within China and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities. We expanded our restaurant count from 7,562 at the end of 2016 to 11,788 at the end of 2021, representing a CAGR of approximately 9%. We expect to expand our business through organic growth, growth of franchise units and development of our emerging brands.

Our expansion strategy has been systematically focused on high potential locations across city tiers, including entering new commercial areas within existing cities and new cities. Each potential restaurant site is assessed and evaluated individually based on its site potential, potential financial return and potential impact to nearby stores. We take into account factors such as economic and demographic conditions and prospects, consumption patterns, GDP per capita and population density of the local community, presence of activity centers such as shopping complexes, schools and residential areas that generate guest traffic, and the presence of other restaurants in the vicinity during our site selection process. We also consider the guest traffic and distance from the existing restaurants under the same brand to reduce sales transfer that may occur from existing restaurant units. As we are opening more smaller format stores and actively managing costs, the average capital spending for each new KFC and Pizza Hut restaurant unit in 2021 was approximately RMB1.5 to 2.5 million.

2021 Form 10-K

Supply Chain Management

The Company’s restaurants, including those operated by franchisees, are large purchasers of a number of food and paper products, equipment and other restaurant supplies. The principal items purchased include protein ingredients (including poultry, pork, beef and seafood), cheese, oil, flour, vegetables and paper and packaging materials. The Company has not experienced any significant, continuous shortages of supplies, and alternative sources for most of these products are generally available. Prices paid for supplies fluctuate. When prices increase, the brands may attempt to pass on such increases to customers, although there is no assurance that this can be done practically. We also control our raw material costs by entering into long-term bulk purchase agreements for our key food ingredients.

The Company partners with over 800 independent suppliers, which are mostly China-based. We implement a strict supplier qualification process that includes supplier compliance checks and on-site audits to ensure the supplier meets our food safety and quality control standards. We have formulated detailed specifications for food ingredients and consumables we procure. We believe supply chain management is crucial to the sustainability of our business and we are dedicated to applying digitalization and automation technologies in our supply chain management system. Our in-house and integrated supply chain management system employs more than 1,400 staff in food safety, quality assurance, procurement management, logistics, engineering and supply chain system.

In addition, we operate a tailor-made, world-class logistics management system, which is capable of accommodating large scale, wide coverage and advanced information dissemination as well as fast store expansions. To further strengthen our supply chain network, the Company acquired land in 2021 to build three new logistics centers. The Company, along with multiple independently owned and operated distributors, utilizes 32 logistics centers to distribute supplies to Company-owned and franchised stores, as well as to third-party customers. In addition, the Company owns seasoning facilities for its Chinese dining business unit, which manufacture and sell seasoning products to Huang Ji Huang and Little Sheep franchisees. The Company’s supply chain strategy of working with multiple suppliers, as well as building a vast logistics network, allows for continuous supply of products in the event that supply from an individual supplier or logistics center becomes unfeasible.

To improve the efficiency and effectiveness of our procurement process, the Company has adopted a central procurement model, whereby the Company centrally purchases the vast majority of food and paper products from approved suppliers for most of the restaurants regardless of ownership. The Company believes this central procurement model allows the Company to maintain quality control and achieves better prices and terms through volume purchases.

Food Safety and Quality Control

Food safety is the top priority at the Company. Food safety systems include rigorous standards and training of employees in our restaurants and distribution system, as well as requirements for suppliers. These standards and training topics include, but are not limited to, employee health, product handling, ingredient and product temperature management and prevention of cross contamination. Food safety training is focused on illness prevention, food safety and regulation adherence in day-to-day operations. Our standards also promote compliance with applicable laws and regulations in China when building new or renovating existing restaurants. For further information on food safety issues, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Food safety and foodborne illness concerns may have an adverse effect on our reputation and business.”

Our quality assurance department regularly conducts unannounced food safety and operation excellence checks of all restaurants covering food safety, product quality and guest service. We also conduct regular product quality inspections on main menu items, and perform microbiological testing of restaurants’ utensils, small wares, water, ice and food to ensure they meet the required standards.

For our delivery system, we have established our delivery service teams for KFC and Pizza Hut. We require all third-party delivery partners to sign and strictly implement a letter of commitment on the food safety and quality practice of delivery food, which stipulates clear requirements for regulatory compliance, staff management, catering, delivery facilities, equipment and strict management of third-party platforms.

2021 Form 10-K

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

We believe we are a pioneer and first-mover among restaurant brands in China in utilizing and investing in emerging digital technologies to modernize our business operations and accelerate our growth, which is critical to empower and maintain our competitive advantage in China. In recent years, we have stepped up our investment in digitalization, embarking on end-to-end digitalization of our business operations. In 2021, we opened a digital R&D center with three sites in Shanghai, Nanjing and Xi’an, to strengthen our internal digital capabilities and support sustainable business growth by using advanced technology.

Dining Experience

Menu Innovations

Offering appealing, tasty and convenient food at great prices is our value proposition. We have a dedicated food innovation team primarily focusing on the development and innovation of new recipes and improvement of existing products. In 2021, we launched over 500 new and improved products across all of our restaurant brands. Leveraging our local know-how and the wealth of consumer taste preference data accumulated, we have become a pioneer in food innovation, pushing the boundaries of QSR and CDR dining in China.

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

Ordering

KFC rolled out mobile pre-ordering service on a nationwide basis in December 2016, which allows guests to order online and pick up in store. Pizza Hut launched table-side mobile ordering in 2018, which enables guests to order by scanning a QR code with their mobile phone. Now mobile ordering is a standard feature of our Super Apps including the KFC Super App and the Pizza Hut Super App. Guests can also order through our proprietary mini programs embedded in WeChat. In addition, in certain commercial districts, in-store kiosks provide guests with convenient and fast digital ordering options. We continuously enhance our Super Apps to address the needs of customers and improve their digital experience. For example, in 2021, we launched a personalized menu display in the KFC Super App and introduced an “order together” feature in the Pizza Hut Super App. In 2021, digital orders accounted for approximately 86% of KFC and Pizza Hut Company sales.

2021 Form 10-K

Payment

As early as June 2015, we started to partner with Alipay on digital payment functionalities, making us among the first batch of restaurant chains in China to make mobile payment available to guests. We commenced mobile payment cooperation with WeChat Pay in 2016. Digital payments accounted for an increasing percentage of our Company sales, from 33% in 2016 to 61% in 2017, and further to 81% in 2018, 91% in 2019, 97% in 2020 and 98% in 2021. The increasing percentage indicates growing consumer preference for this feature and reflects our ability to harness the power of technology in our business model. Adoption of digital and mobile payment technologies not only provides a better customer experience by, among other things, reducing guest waiting time and saving guests from having to reach for their wallets or even cellphones, but also reduces staffing needed for cash management and reduces potential risks associated with cash management. In addition to the above business relationships with major third-party mobile payment providers, we developed and launched YUMC Pay in partnership with UnionPay in the first quarter of 2019.

We were the first in the world to commercially implement facial recognition technologies for payment by introducing “Smile to Pay” in Hangzhou’s KFC restaurant in September 2017. "Smile to Pay" enables our guests to make payments for their orders at digital kiosks without having to reach for their wallets. Following positive feedback, we have since implemented “Smile to Pay” in approximately 1,600 KFC restaurants across China as of December 31, 2021.

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

Member engagement is fostered through our Super Apps and WeChat mini programs, as these form the primary platform for consumers to sign up for our membership programs. Additionally, we continue to monetize our membership base by introducing privilege membership subscription programs that increase frequency and spend at our brands. These monetization opportunities rely heavily on our ability to engage with our users through our Super Apps. As of December 31, 2021, KFC and Pizza Hut loyalty programs exceeded 360 million members combined. Member sales increased to approximately 60% of system sales in 2021. We believe that creative and engaging interactions with our guests can help us enhance the guest experience and guest loyalty, which will ultimately lead to increased sales.

Delivery

We believe that food delivery is a significant growth driver in China. We were one of the first restaurant businesses in China to offer delivery services. As early as 2010, KFC established its own delivery platform and started to accept delivery orders placed on its mobile applications. Starting from 2015, we were also one of the first to partner with O2O aggregators to further generate delivery traffic. In addition to ordering through aggregators’ platforms, guests may also place delivery orders through the KFC and Pizza Hut Super Apps. The ability to generate orders from our own channels allows us to be well-positioned in commercial collaborations with aggregators, and manage costs and commissions in a more competitive manner. In 2021, approximately one-third of KFC delivery sales, and approximately 20% of Pizza Hut delivery sales, were generated from our own channels.

2021 Form 10-K

In the past, we either used our own dedicated riders to deliver orders placed through aggregators’ platforms or paid an additional commission for the delivery services provided by aggregators. Starting in 2019, we used our own dedicated riders to deliver orders placed through aggregators’ platforms to customers of KFC and Pizza Hut stores, which we believe will give us greater control over delivery quality and improve our ability to make timely deliveries during peak hours. These dedicated riders are either contracted with us or the aggregators’ platforms to deliver orders exclusively for KFC or Pizza Hut stores. In 2019, Company sales through delivery accounted for approximately 21% of total Company sales, which further increased to approximately 30% for 2020 and 32% in 2021, partially driven by the increased delivery orders as a result of the COVID-19 pandemic.

Restaurant Format Innovation

To supplement our growth, we are focusing on developing new restaurant formats and upgrading existing restaurants. We have developed multiple restaurant formats to meet different guest needs. For example, our smaller store formats, with reduced store size combined with other cost reduction initiatives, enable us to penetrate further into lower-tier cities and expand more flexibly in higher-tier cities. In addition, we continuously look for ways to improve the guest experience. We have accelerated restaurant upgrades and remodeling to implement the latest technology, equipment and infrastructure and improve the dining experience. Approximately 78% of KFC restaurant units and 89% of Pizza Hut restaurant units as of December 31, 2021 were remodeled or built in the past five years. Our brands also look to improve efficiency to drive sales growth. For example, we have simplified our menu items and fine-tuned our in-store self-service order kiosks.

Operational Efficiency

We have made significant investments to establish an efficient technological infrastructure, which serves as the foundation of our intelligent restaurant network management and facilitates efficient and innovative restaurant operation for all restaurants across our brands. We have adopted AI-enabled technology to analyze and forecast transaction volume so that we can improve labor scheduling and inventory management. For example, the “Super Brain,” an end-to-end AI-enabled system, integrates data from store operations and aids the decision making of restaurant general managers. Moreover, managers and staff are also equipped with self-designed "smart watches", and in some pilot stores, "smart glasses", to closely monitor the real-time ordering and serving procedures of the restaurants and make timely staffing adjustments, which substantially improves management efficiency and guest satisfaction. We believe our digitalization along with automation, the Internet of Things and AI work together to enhance food safety, replace manual work and improve overall store efficiency.

Intellectual Property

Our use of certain material trademarks and service marks is governed by a master license agreement between Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company, and Yum! Brands Inc. (“YUM”), through YRI China Franchising LLC, a subsidiary of YUM, effective from January 1, 2020 and previously through Yum! Restaurants Asia Pte. Ltd., another subsidiary of YUM, from October 31, 2016 to December 31, 2019. Pursuant to the master license agreement, we are the exclusive licensee of the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the PRC, excluding Hong Kong, Macau and Taiwan. The term of the license is 50 years with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to us being in “good standing” and unless we give notice of our intent not to renew. In exchange, we pay a license fee to YUM equal to 3% of net system sales of the licensed brands. We have also agreed generally not to compete with YUM. In addition, we were granted a right of first refusal to develop and franchise in the PRC certain restaurant concepts that YUM may develop or acquire.

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

2021 Form 10-K

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

Competition

Data from the National Bureau of Statistics of China indicates that sales in the consumer food service market in China totaled approximately $738 billion in 2021. Industry conditions vary by region, with local Chinese restaurants and western chains present, but we possess the largest market share (as measured by system sales). While branded QSR units per million population in China are well below that of the United States, competition in China is increasing. We compete with respect to food taste, quality, value, service, convenience, restaurant location and concept, including delivery and shared kitchens. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and disposable income. We compete not only for consumers but also for management and hourly personnel and suitable restaurant sites. KFC's competitors in China are primarily western QSR brands such as McDonald's, Dicos and Burger King, and to a lesser extent, domestic QSR brands in China. Pizza Hut primarily competes with western CDR brands, including Domino's and Papa John's, as well as other domestic CDR brands in China.

Seasonality

Due to the nature of our operations, we typically generate higher sales during Chinese festivities, holiday seasons as well as summer months, but relatively lower sales and lower operating profit during the second and fourth quarters.

Human Capital Management

As of December 31, 2021, the Company had around 450,000 employees, including approximately 147,000 full-time employees and approximately 303,000 part-time restaurant crew members. Our full-time employees primarily included 38,000 restaurant management team members and 102,000 restaurant crew members.

Our board of directors provides oversight on certain human capital matters, including inclusion and diversity, management succession planning, and our employee rewards and benefits program. Under the board’s oversight, the Company regularly conducts a people planning review to attract, retain and develop a workforce that aligns with our values and strategies.

Culture and People Philosophy

The Company is committed to the “People First” philosophy by implementing our principle of “Fair, Care, Pride”, which includes building employability, creating a diverse and inclusive working environment, providing fair and competitive benefits, empowering employees through digitalization and prioritizing occupational health and safety.

Diversity, Inclusion and Equal Opportunities

The Company is committed to fostering a working environment that is professional, inclusive and non-discriminatory for employees to unleash their potential. In our workplaces, differences are understood, appreciated and encouraged. Each employee, without regard to race, religion, color, age, gender or gender identity, disability, military or veteran status, sexual orientation, citizenship or national origin, is provided with fair opportunity on the Company’s diverse platform.

2021 Form 10-K

Gender Equality

The Company is committed to gender equality by providing fair recruitment, training and promotion opportunities for all employees. By the end of 2021, Yum China employed over 290,000 women, representing 65% of its total workforce. The Company continues to make progress in nurturing talented leaders across all management levels. By the end of 2021, women holding director and above positions represented 53% of our senior management workforce. In January 2022, the Company was named to the Bloomberg Gender Equality Index for the fourth consecutive year, and was one of only three companies from mainland China included in this index.

Barrier-free and Inclusive Workplace for People with Disabilities

The Company strives to create a barrier-free and inclusive workplace for people with disabilities. The Company piloted the first “Angel Restaurant” in 2012, using modified equipment and operational processes, and provides trainings to assist “angel employees” – those with special needs – to perform a full range of jobs. By the end of 2021, we had opened 23 Angel Restaurants in 22 cities, providing jobs for over 200 people with special needs.

Training and Development

The Company values the growth of employees and continuously nurtures top talent through a systematic training system. Every employee is required to formulate a specific development goal to improve their competencies in addition to completing the key objectives of the role. We prepare employees not just for fulfilling current job requirements, but also for more challenging expanded job responsibilities in the future. In 2021, the number of total training hours exceeded 12 million.

Building Talent Pipeline

The Company is well-known for its career development path - the “Bench Planning” -- which enables most operation leaders to grow from within. Two signature programs – the KFC Business School and the Pizza Hut Management Institute - provide systematic training and development opportunities. A new college graduate can advance to RGMs in less than two years by participating in these programs and acquiring the operational, financial and managerial knowledge required for operating a restaurant. In the long run, the programs lay a solid foundation for their future success.

The Company offers a tailored and fast-tracked YUMC Management Trainee Program for fresh graduate trainees in its marketing and supply chain functions. Through job rotations and targeted trainings, they are offered an opportunity to gain a thorough understanding of the business and build a foundation for becoming industry-leading professionals.

Digitally-powered Training Platform

Our training programs have tapped into the digitalization trends through the mobile learning platform, with the goal of equipping employees with the knowledge and skills necessary in the digital era and enabling their sustainable career development. The employees can easily access these training programs, even during the pandemic when face-to-face trainings may not be available.

Continuing Education Program

The Company sponsors a continuing education program to help employees obtain college degrees. By the end of 2021, 3,800 employees were granted subsidies and achieved higher education degrees through our continuing education program. In addition, the Company also provides scholarships for eligible employees to achieve postgraduate degrees.

2021 Form 10-K

Total Rewards and Employee Benefits

The Company is committed to equal pay for equal work. Based on annual market research, it provides employees with fair and competitive compensation and benefits, recognizing and rewarding their contributions, performance and efforts.

In line with relevant labor laws and regulations, we provide full-time employees with pension insurance, medical insurance, unemployment insurance, work injury insurance and maternity insurance. Part-time employees are covered by employer liability insurance. Employees also enjoy paid leaves in accordance with labor laws.

The Company has launched equity incentive schemes such as CEO Awards and RGM Restricted Stock Units (RSUs). The scheme is part of Yum China’s long-standing commitment to its RGM No. 1 corporate culture. The Company believes that its RGMs serve as the most important leaders and are key contributors to its long-term success. In 2016, Yum China announced a grant of RSUs valued at $2,000 to each qualified RGM. As of the end of 2021, this program has allowed more than 10,700 RGMs to become stockholders of Yum China. In addition, the Company granted RSUs valued at $3,000 to all eligible RGMs starting in February 2021, covering approximately 3,500 RGMs. The turnover rate of RGMs was 10.6% in 2021.

Recognizing the tremendous effort of our employees especially in navigating the COVID-19 pandemic, the Company upgraded the medical insurance coverage of its front-line employees. Medical insurance coverage for each eligible RGM was increased to RMB 1 million. Critical illness insurance was extended to service team leaders and coverage was increased for family members of both RGMs and other restaurant management team members. These enhanced benefits are expected to cover around 100,000 front-line employees and their family members.

For office staff, the Company expanded its flexible benefit platform in 2021 to cover more than 6,000 employees, allowing employees, based on their individual needs, to select benefits including family medical insurance, medical examination and recreational activities. Both office staff and RGMs are covered by the Company’s housing subsidy scheme.

Health and Safety

The Company strictly complies with laws and regulations on safety and health. For activities imposing higher or distinct risks, the Company implements health and safety measures specifically formulated to protect employees against those risks. Yum China also incorporates compliance management, risk controls, inspections and supervisions in daily operations. The Company regularly inspects and upgrades employees’ protective equipment, carries out workplace safety reviews, and trains all employees on the operation procedures and safety precautions.

The Company continues to place top priority on the health and safety of employees amid the fluid COVID-19 conditions. To further protect the health and safety of employees and customers, the Company encourages and rewards employees to get vaccinated against COVID-19.

In addition, Yum China’s Employee Assistance Program (“EAP”) continues to provide professional counseling and educational sessions to promote employees’ physical and mental health. For example, by leveraging the EAP program, the Company was able to offer stress management tips to employees when they underwent quarantine during the pandemic.

Engagement and Wellbeing

The Top Employers Institute has certified the Company as a Top Employer China for the fourth consecutive year, with Yum China being the only restaurant company named among the top 20 employers.

The Company maintains multiple communication channels with employees, including organizational forums such as RGM Convention and Founders’ Day. The Company also ensures effective communication of business strategies and corporate messages through various digital platforms such as corporate WeChat, Apps and intranet portals.

2021 Form 10-K

The Company complies with the Universal Declaration of Human Rights and the international conventions signed by the Chinese government to protect legitimate rights and interests of its employees. The Company strictly prohibits the use of child labor and forced labor. The Company deploys a comprehensive system that is built and renewed in accordance with labor laws and regulations, conducts regular internal and external audits from local labor authorities, as well as implements whistleblower policies to detect and deter violations of employees’ rights.

Environmental Matters

We strive to reduce the environmental impact of our business activities and incorporate sustainability into the daily operations of our restaurants, focusing our effort on climate action, managing supply chain environmental impact, using sustainable packaging and waste management.

Climate Action

Climate action is a focus area for Yum China. We established a management system with specific goals and continuously leverage energy-saving technology to reduce electricity consumption and greenhouse gas (“GHG”) emissions. We disclose the impacts of environmental risks and opportunities in our annual sustainability report and CDP questionnaires. In 2021, we announced our commitment to supporting the Paris Agreement by setting science-based emissions reduction targets in line with the Science Based Target initiative (“SBTi”) criteria, and striving for net-zero value chain GHG emissions by 2050.

Supply Chain Environmental Impact

Building a sustainable supply chain is a key component of our sustainability strategy. We have set an ambitious goal to collaborate with our suppliers to achieve a zero-deforestation supply chain. By continuously strengthening the management of traceability in the upstream supply chain, we strive to promote sustainable sourcing of commodities, including our goal of sourcing 100% RSPO-certified palm oil and 100% FSC-certified paper packaging by 2025.

Sustainable Packaging

We continue to reduce packaging and waste from the source of use through the application of new packaging solutions, new materials, innovative technologies and various other methods. We are committed to ensuring that all customer facing, plastic-based packaging will be recyclable. We are working towards our target of a 30% reduction of non-degradable plastic packaging weight by 2025, as compared to a 2019 baseline.

Food Loss and Waste

We are working towards a goal of 10% reduction of food waste per restaurant by 2030, as compared to a 2020 baseline, through use of advanced technologies and innovative equipment. To reduce food waste, we continue to promote and extend our food bank project to more restaurants. With our pilot project on converting used cooking oil into biodiesel, we are committed to expanding this project to cover more restaurants.

Nutrition

We advocate a balanced diet and healthy eating habits through product innovation and other relevant measures. We have increased the offering of grains, fruits and vegetables, beans and nuts in our menus to create balanced food choices. In 2007, we partnered with the China Nutrition Society (CNS) to establish the China Nutrition Society (CNS) - Yum China Dietary Health Foundation. We cooperate with the China Foundation for Poverty Alleviation (CFPA) to encourage donations from the public to improve child nutrition in poor areas.

2021 Form 10-K

Information about our Executive Officers

The executive officers of the Company as of February 22, 2022, and their ages and current positions as of that date, are as follows:

Name	Age	Title
Joey Wat	50	Chief Executive Officer
Andy Yeung	49	Chief Financial Officer
Johnson Huang	59	General Manager, KFC
Jeff Kuai	41	General Manager, Pizza Hut
Leila Zhang	53	Chief Technology Officer
Joseph Chan	53	Chief Legal Officer
Aiken Yuen	62	Chief People Officer
Alice Wang	52	Chief Public Affairs Officer
Xueling Lu	48	Controller and Principal Accounting Officer

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

2021 Form 10-K

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

2021 Form 10-K

Government Regulation

The Company is subject to various laws affecting its business, including laws and regulations concerning cybersecurity, data privacy and security, labor, health, sanitation, environmental protection and safety. In accordance with the relevant laws and regulations in the PRC, we are required to obtain various approvals, licenses, permits, registrations and filings to operate our restaurant business, including the relevant food business license, environmental protection assessment and inspection registration or approval, and fire safety inspection acceptance approval or other alternatives. The Company has not historically been materially and adversely affected by such requirements or by any difficulty, delay or failure to obtain required approvals, licenses, permits, registrations or filings. The Company is also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment, as well as anti-bribery and corruption laws. Compliance with applicable laws and regulations has not had a material effect on the Company’s capital expenditures, earnings and competitive position. However, we cannot predict the effect that the compliance with laws and regulations may have on our capital expenditures, earnings and competitive position in the future. See “Item 1A. Risk Factors” for a discussion of risks relating to federal, state, provincial, local and international governmental regulation of our business.

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

2021 Form 10-K

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

2021 Form 10-K

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

2021 Form 10-K

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

The U.S. Treasury Department and the Internal Revenue Services (the “IRS”) released the final transition tax regulations in the first quarter of 2019. We completed the evaluation of the impact on our transition tax computation based on the final regulations released in the first quarter of 2019 and recorded additional income tax expense for the transition tax accordingly.

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

2021 Form 10-K

Summary of Risk Factors

We are exposed to a variety of risks, which have been separated into five general groups:

•

Risks related to our business and industry, including (a) food safety and foodborne illness concerns, (b) significant failure to maintain effective quality assurance systems for our restaurants, (c) significant liability claims, food contamination complaints from our customers or reports of incidents of food tampering, (d) health concerns arising from outbreaks of viruses or other illnesses, including the COVID-19 pandemic, (e) the fact that the operation of our restaurants is subject to the terms of the master license agreement with YUM, (f) the fact that substantially all of our revenue is derived from our operations in China, (g) the fact that our success is tied to the success of YUM’s brand strength, marketing campaigns and product innovation, (h) shortages or interruptions in the availability and delivery of food products and other supplies, (i) fluctuation of raw materials prices, (j) our inability to attain our target development goals, the potential cannibalization of existing sales by aggressive development and the possibility that new restaurants will not be profitable, (k) risks associated with leasing real estate, (l) inability to obtain desirable restaurant locations on commercially reasonable terms, (m) labor shortages or increases in labor costs, (n) the fact that our success depends substantially on our corporate reputation and on the value and perception of our brands, (o) the occurrence of security breaches and cyber-attacks, (p) failure to protect the integrity and security of our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf, (q) failures or interruptions of service or security breaches in our information technology systems, (r) the fact that our business depends on the performance of, and our long-term relationships with, third-party mobile payment processors, internet infrastructure operators, internet service providers and delivery aggregators, (s) failure to provide timely and reliable delivery services by our restaurants, (t) our growth strategy with respect to Lavazza and COFFii & JOY may not be successful, (u) the anticipated benefits of our acquisitions may not be realized in a timely manner or at all, (v) challenges and risks related to our new retail and e-commerce businesses, (w) our inability or failure to recognize, respond to and effectively manage the impact of social media, (x) failure to comply with anti-bribery or anti-corruption laws, (y) U.S. federal income taxes, changes in tax rates, disagreements with tax authorities and imposition of new taxes, (z) changes in consumer discretionary spending and general economic conditions, (aa) the fact that the restaurant industry in which we operate is highly competitive, (bb) loss of or failure to obtain or renew any or all of the approvals, licenses and permits to operate our business, (cc) our inability to adequately protect the intellectual property we own or have the right to use, (dd) our licensor’s failure to protect its intellectual property, (ee) seasonality and certain major events in China, (ff) our failure to detect, deter and prevent all instances of fraud or other misconduct committed by our employees, customers or other third parties, (gg) the fact that our success depends on the continuing efforts of our key management and experienced and capable personnel as well as our ability to recruit new talent, (hh) our strategic investments or acquisitions may be unsuccessful; (ii) our investment in technology and innovation may not generate the expected level of returns, (jj) fair value changes for our investment in equity securities and lower yields of our short-term investments may adversely affect our financial condition and results of operations, and (kk) our operating results may be adversely affected by our investment in unconsolidated affiliates;

2021 Form 10-K

•

Risks related to doing business in China, including (a) changes in Chinese political policies and economic and social policies or conditions, (b) uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations, (c) the audit report included in this annual report on Form 10-K is prepared by auditors who are not currently inspected by the Public Company Accounting Oversight Board and, as such, our stockholders are deprived of the benefits of such inspection and our common stock is subject to the risk of delisting from the New York Stock Exchange in the future, (d) changes in political, business, economic and trade relations between the United States and China, (e) fluctuation in the value of the Chinese Renminbi, (f) the fact that we face increasing focus on environmental sustainability issues, (g) limitations on our ability to utilize our cash balances effectively due to governmental control of currency conversion and payments of foreign currency and the Chinese Renminbi out of mainland China, (h) changes in the laws and regulations of China or noncompliance with applicable laws and regulations, (i) reliance on dividends and other distributions on equity paid by our principal subsidiaries in China to fund offshore cash requirements, (j) potential unfavorable tax consequences resulting from our classification as a China resident enterprise for Chinese enterprise income tax purposes, (k) uncertainty regarding indirect transfers of equity interests in China resident enterprises and enhanced scrutiny by Chinese tax authorities, (l) difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China against us, (m) the Chinese government may determine that the variable interest entity structure of Daojia does not comply with Chinese laws on foreign investment in restricted industries, (n) inability to use properties due to defects caused by non-registration of lease agreements related to certain properties, (o) risk in relation to unexpected land acquisitions, building closures or demolitions, (p) potential fines and other legal or administrative sanctions for failure to comply with Chinese regulations regarding our employee equity incentive plans and various employee benefit plans, (q) proceedings instituted by the SEC against certain China-based accounting firms, including our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Exchange Act, (r) restrictions on our ability to make loans or additional capital contributions to our Chinese subsidiaries due to Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental control of currency conversion, and (s) difficulties in pursuing growth through acquisitions due to regulations regarding acquisitions;

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

2021 Form 10-K

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

2021 Form 10-K

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

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic, such as COVID-19, avian flu or African swine flu. Outbreaks of contagious illness occur from time to time around the world, including in China where virtually all of our restaurants are located. The occurrence of such an outbreak or other adverse public health developments in China could materially disrupt our business and operations, including if government authorities impose mandatory closures, seek voluntary closures or impose restrictions on operations of restaurants. Furthermore, the risk of contracting viruses or other illnesses that may be transmitted through human contact could cause employees or guests to avoid gathering in public places or interacting with other people, which could materially and adversely affect restaurant guest traffic or the ability to adequately staff restaurants. An outbreak could also cause disruption in our supply chain, increase our raw material costs, increase operational complexity and adversely impact our ability to provide safety measures to protect our employees and customers, which could materially and adversely affect our continuous operations. Our operating costs may also increase as a result of taking precautionary measures to protect the health and wellbeing of our customers and employees during an outbreak. If an outbreak reaches pandemic levels, there may also be long-term effects on the economies of affected countries. Any of the foregoing within China would severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

2021 Form 10-K

For example, starting in the first quarter of 2020, the COVID-19 pandemic significantly impacted the Company’s operations, resulting in a significant decline in Operating profit mainly driven by same-store sales declines and temporary store closures. At the peak of the COVID-19 outbreak in China in 2020, we closed approximately 35% of our restaurants. For restaurants that remained open, same-store sales declined due to shortened operating hours and reduced traffic, with a significant portion of stores providing only delivery and takeaway services. Our operations and financial results of second half of 2021 were also significantly affected by multiple waves of Delta-variant outbreaks, spreading to nearly all provinces in China. In January 2022, cases of the Omicron variant emerged in China, spreading to major cities including Beijing, Shanghai, Tianjin and Shenzhen. A lockdown in Xi’an, which started in December, lasted nearly the whole month of January. A number of regions were identified as medium to high risk with restrictive measures put in place. At the peak in January, over 500 of our stores were temporarily closed or offered only takeaway and delivery services, compared to nearly 300 stores in the fourth quarter. Many provinces have measures discouraging travel during the Chinese New Year holiday in 2022, which is one of the most important trading periods in the year. Comparing to 2021, same-store sales in the comparable Chinese New Year holiday period in 2022 declined year over year.

We expect that our operations will continue to be impacted by the COVID-19 pandemic, including outbreaks caused by existing or new COVID-19 variants and the actions taken by governmental authorities, such as regional lockdowns, measures restricting travel and large gatherings, and recommendations against dining out. It remains difficult to predict the full impact of the COVID-19 pandemic on the broader economy and how consumer behavior may change, and whether such change is temporary or permanent. Social distancing, telecommunicating and reductions in travel may become the new normal. These conditions could fundamentally impact the way we work and the services we provide, and could have continuing adverse effects on our results of operations, cash flows and financial condition after the pandemic subsides. The extent to which our operations continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including resurgences and further spread of existing or new COVID-19 variants, the actions by the government authorities to contain the pandemic or treat its impact, the availability and effectiveness of vaccines, the economic recovery within China and globally, the impact on consumer behavior and other related factors. Our insurance policy does not cover any losses we incur as a result of the pandemic. The COVID-19 pandemic also may have the effect of heightening other risks disclosed in the “Risk Factors” section of this report, such as, but not limited to, those related to supply chain management, labor shortage and cost, cybersecurity threats, as well as consumer perceptions of our brands.

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

2021 Form 10-K

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

The requirement regarding the Sales Growth Metric began at the end of the first Measurement Period on December 31, 2021. Within 60 days after the beginning of each calendar year following December 31, 2021, and during the term of the master license agreement, we are required to provide to YUM a written statement with the calculations of the Sales Growth Metric. If our calculations indicate that any of these restaurant brands failed to meet the Sales Growth Metric (an “SGM Breach”), there is a mechanism under the master license agreement for us to explain and remediate such breach in good faith. YUM has the right to terminate the master license agreement in the event of an SGM Breach. In the event of two consecutive SGM Breaches for KFC, Pizza Hut or Taco Bell, YUM shall be entitled to exercise its right to eliminate or modify the exclusivity of the license granted to us and conduct and further develop the relevant restaurant brand in our licensed territory or license one or more third parties to do so.

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

2021 Form 10-K

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

2021 Form 10-K

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

Our growth strategy depends on our ability to build new restaurants in China. We are accelerating our store network expansion to reach our 20,000 store milestone. The successful development of new units depends in large part on our ability to open new restaurants and to operate these restaurants profitably. We cannot guarantee that we, or our franchisees, will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, there is no assurance that any new restaurant will produce operating results similar to those of our existing restaurants. Other risks which could impact our ability to increase the number of our restaurants include prevailing economic conditions and our or our franchisees’ ability to obtain suitable restaurant locations, negotiate acceptable lease or purchase terms for the locations, obtain required permits and approvals in a timely manner, hire and train qualified restaurant crews and meet construction schedules.

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

2021 Form 10-K

•	the ability to meet construction schedules;

•	our ability to hire and retain qualified restaurant crews; and

•	general economic and business conditions.

We are subject to all of the risks associated with leasing real estate, and any adverse developments could harm our business, results of operations and financial condition.

As a significant number of our restaurants are operating on leased properties, we are exposed to retail rental market conditions. As of year-end 2021, we leased approximately 10,000 properties in China for our Company-owned restaurants. For information regarding our leased properties, please refer to Item 2. “Properties.” Accordingly, we are subject to all of the risks generally associated with leasing real estate, including changes in the investment climate for real estate, demographic trends, trade zone shifts, central business district relocations, and supply or demand for the use of the restaurants, as well as potential liability for environmental contamination.

We generally enter into lease agreements with initial terms of 10 to 20 years. Approximately 8% of our existing lease agreements expire before the end of 2022. Most of our lease agreements contain an early termination clause that permits us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases and need to negotiate the terms of renewal with the lessor, who may insist on a significant modification to the terms and conditions of the lease agreement.

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

2021 Form 10-K

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

In addition, our delivery business requires a large number of riders, which are either contracted with us or the aggregators’ platforms to deliver orders exclusively for KFC or Pizza Hut stores. A shortage of riders could disrupt our delivery business and result in higher rider costs. Furthermore, an increase in the rates charged by the third-party rider companies could also result in higher delivery costs. Recent guidelines issued by regulatory authorities increased protection on rider safety and welfare, and the cost to comply with such requirements could be passed on to us.

2021 Form 10-K

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

Technology systems, including our mobile or online platforms, mobile payment and ordering systems, loyalty programs and various other online processes and functions, are critical to our business and operations. For example, as of year-end 2021, KFC had over 330 million loyalty program members and Pizza Hut had approximately 110 million. KFC member sales represented approximately 62% of KFC’s system sales and Pizza Hut member sales represented approximately 55% of Pizza Hut’s system sales in 2021. Digital orders accounted for 86% of KFC and Pizza Hut Company sales in 2021. As we continue to expand our digital initiatives, the risks relating to security breaches and cyber-attacks against our systems, both internal and those we have outsourced, may increase.

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

2021 Form 10-K

Unauthorized access to, or improper use, disclosure, theft or destruction of, our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf could result in substantial costs, expose us to litigation and damage our reputation.

We have been using, and plan to continue to use, digital technologies to improve the customer experience and drive sales growth. We, directly or indirectly, receive and maintain certain personal, financial and other information about our customers in various information systems that we maintain and in those maintained by third-party service providers when, for example, receiving orders through mobile or online platforms, accepting digital payments, operating loyalty programs and conducting digital marketing programs. Our information technology systems, such as those we use for administrative functions, including human resources, payroll, accounting and internal and external communications, can contain personal, financial or other information of our over 450,000 employees. We also maintain important proprietary and other confidential information related to our operations and identifiable information about our franchisees. As a result, we face risks inherent in handling and protecting large volumes of information.

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

In addition, the use and handling of this information is regulated by evolving and increasingly demanding laws and regulations. The Chinese government has focused increasingly on regulation in the areas of information security and protection, including by implementing the PRC Cybersecurity Law effective June 1, 2017, which imposes tightened requirements on data privacy and cybersecurity practices. There are uncertainties with respect to the application of the cybersecurity law in certain circumstances. In addition, the PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals carrying out data activities (including activities outside of the PRC), requires a national security review of data activities that may affect national security, and imposes restrictions on data transmissions. Furthermore, the PRC Personal Information Protection Law, which took effect on November 1, 2021, sets out the regulatory framework for handling and protection of personal information and transmission of personal information, and many specific requirements of the law remain to be clarified by the Cyberspace Administration of China and other regulatory authorities. Compliance with these laws, as well as additional regulations and standards regarding data privacy, data collection and information security that PRC regulatory bodies may enact in the future, may result in additional expenses to us as we may be required to upgrade our current information technology systems. Furthermore, as a result of legislative and regulatory rules, we may be required to notify the owners of information of any breach, theft or loss of their information, which could harm our reputation, as well as subject us to litigation or actions by regulatory bodies and adversely affect our financial results.

We expect that cybersecurity, data privacy and security will continue to be a focus of regulators, as well as attract continued or greater public scrutiny and attention going forward, which could increase our compliance costs and subject us to heightened risks and challenges associated with information security and protection. If we are unable to manage these risks, we could become subject to penalties, including fines, suspension of business, shutdown of websites and revocation of required licenses, and our reputation and results of operations could be materially and adversely affected.

2021 Form 10-K

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

2021 Form 10-K

Our business depends on the performance of, and our long-term relationships with, third-party mobile payment processors, internet infrastructure operators, internet service providers and delivery aggregators.

Digital payments, including mobile payments, accounted for approximately 98% of Yum China Company sales in 2021. The ability to accept mobile payments is critical to our business. We accept payments through third-party mobile payment processors, such as WeChat Pay, Alipay and Union Pay. We also developed and launched YUMC Pay in the first quarter of 2019, in partnership with Union Pay, which offers a convenient payment option for users within a single App. If we fail to extend or renew the agreements with these mobile payment processors on acceptable terms, if these mobile payment processors are unwilling or unable to provide us with payment processing service or impose onerous requirements on us in order to access their services, or if they increase the fees they charge us for these services, our business and results of operations could be harmed.

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

As of year-end 2021, over 8,900 KFC and Pizza Hut restaurants offer delivery services. Delivery contributed to approximately 32% of KFC and Pizza Hut Company sales for 2021. Customers may order delivery service through KFC and Pizza Hut’s websites and Apps. KFC and Pizza Hut have also partnered with third-party delivery aggregators, allowing our products to be listed on and ordered through their mobile or online platforms.

2021 Form 10-K

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

Our growth strategy with respect to Lavazza and COFFii & JOY may not be successful.

We are committed to making coffee a meaningful part of our business. As part of our strategy to tap into the growing China coffee market, we started to develop COFFii & JOY as our standalone specialty coffee concept in 2018. As of year-end 2021, we had 36 COFFii & JOY coffee stores in eight cities in China using different store formats. In April 2020, we established a joint venture with Lavazza Group to explore and develop the Lavazza coffee shop concept in China. In September 2021, the Company and Lavazza Group entered into agreements to accelerate the expansion of Lavazza coffee shops to offer a premium and authentic Italian coffee experience in China. As of December 31, 2021, there were 58 Lavazza stores in China. We are targeting to open 1,000 Lavazza stores by 2025, which may require significant capital and management attention.

The success of Lavazza and COFFii & JOY depends in large part on our ability to secure optimal locations, introduce new and unique store formats, and operate these stores profitably. The effectiveness of our supply chain management to assure reliable coffee supply at competitive prices is one of the key factors to the success of Lavazza and COFFii & JOY.

There is no assurance that our growth strategy with respect to Lavazza and COFFii & JOY will be successful or generate expected returns in the near term or at all. If we fail to execute this growth strategy successfully, our business, results of operations and financial condition may be materially and adversely affected.

The anticipated benefits of our acquisitions may not be realized in a timely manner or at all.

In May 2017, we acquired a controlling interest in Daojia with the expectation that the acquisition will further enhance our digital and delivery capabilities, and accelerate growth by building know-how and expertise in the expanding delivery market. In 2018 and 2019, due to declining sales as a result of intensified competition among delivery aggregators, we recorded impairment charges of $23 million and wrote down the Daojia reporting unit goodwill and intangible assets to zero. In April 2020, we completed the acquisition of a 93.3% interest in Huang Ji Huang, a leading Chinese-style casual dining franchise business, for cash consideration of $185 million. With this acquisition, we aim to gain a stronger foothold and enhanced know-how in the Chinese dining space and create synergies. Achieving those anticipated benefits is subject to a number of uncertainties. The operation of the acquired businesses could also involve further unanticipated costs and divert management’s attention away from day-to-day business concerns. We cannot assure you that we will be able to achieve the anticipated benefits of any business acquisitions. Additional information about the Company’s goodwill and intangible assets acquired from our acquisitions is included in Note 9 to the Consolidated Financial Statements in Part II, Item 8. We evaluate indefinite-lived intangible assets and goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist.

2021 Form 10-K

Our new retail and e-commerce businesses may expose us to new challenges and risks and may adversely affect our business, results of operations and financial condition.

We operate a mobile e-commerce platform, V-Gold Mall, to sell products, including electronics, home and kitchen accessories and other general merchandise directly to customers. As part of our strategy to drive growth from off-premise occasions, we also launched new retail products, such as fried rice, steak, pasta and other ready meals, as well as coffee capsules, to capture at-home consumption demand. We expect to continue to develop our new retail and e-commerce businesses.

Our new retail and e-commerce businesses expose us to new challenges and risks associated with, for example, anticipating customer demand and preferences, managing inventory and handling more complex supply, product return and delivery service issues. We are relatively new to these businesses and our lack of experience may make it more difficult for us to keep pace with evolving customer demands and preferences. We may misjudge customer demand, resulting in inventory buildup and possible inventory write-downs and write-offs. We may also experience higher return rates on these products, receive more customer complaints about them and face costly product liability claims as a result of selling them, which would harm our brands and reputation as well as our financial performance. In addition, we will have to invest in, maintain and upgrade the necessary network infrastructure, system infrastructure and security to manage and process customer orders, and failures to process orders timely and accurately may also result in complaints and expose us to liability. Furthermore, we rely on third-party delivery companies to deliver the e-commerce products and a portion of the new retail products. Risks related to delivery services are described in further detail above under “—Our restaurants offer delivery services. Any failure to provide timely and reliable delivery services by us may materially and adversely affect our business and reputation.” If we do not successfully address new challenges specific to the new retail and e-commerce businesses and compete effectively, our business, results of operations and financial condition may be materially and adversely affected.

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

2021 Form 10-K

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

In addition, U.S. tax law provides anti-deferral, anti-base erosion and other provisions that may subject the U.S. parent company to additional U.S. taxes under certain circumstances. If we are assessed with these taxes, it could cause our effective tax rate to increase and affect the amount of any distributions available to our stockholders.

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

In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. For example, the U.S. Tax Act implemented broad reforms to the U.S. corporate income tax system and significantly altered how U.S. multinational corporations are taxed on foreign earnings. In addition, the U.S. Presidential Administration has indicated support for proposals to increase the U.S. corporate income tax rate, which were passed by the House of Representatives in the November 2021 Build Back Better Act but stalled in the Senate. Any increases in tax rates or changes in tax laws or the interpretations thereof could have a material adverse impact on our results of operations and financial condition.

2021 Form 10-K

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

The restaurant industry in which we operate is highly competitive with respect to price and quality of food products, new product development, advertising levels and promotional initiatives, customer service, reputation, restaurant location, and attractiveness and maintenance of properties. We cannot assure you that we will continue to develop new products and maintain an attractive menu to suit changing customer tastes, nutritional trends, dine-in or at-home consumption patterns and general customer demands in China. Our failure to anticipate, identify, interpret and react to these changes could lead to reduced guest traffic and demand for our restaurants. Even if we do correctly anticipate, identify, interpret and react to these changes, there can be no assurance that our restaurants are able to compete successfully with other restaurant outlets in new and existing markets. As a result, our business could be adversely affected. We also face growing competition as a result of convergence in grocery, convenience, deli and restaurant services, including the offering by the grocery industry of convenient meals, including pizzas and entrees with side dishes. Competition from food delivery aggregators, other food delivery services and shared kitchens in China has also increased in recent years, all of which offer a wide variety of cuisine types across different brands, particularly in urbanized areas. Increased competition could have an adverse effect on our sales, profitability or development plans, which could harm our results of operations and financial condition.

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

2021 Form 10-K

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

2021 Form 10-K

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

We are not aware of any assertions that the trademarks, menu offerings or other intellectual property rights we license from YUM infringe upon the proprietary rights of third parties, but third parties may claim infringement by us or YUM in the future. Any such claim, whether or not it has merit, could be time consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into additional royalty or licensing agreements with third parties. As a result, any such claims could have a material adverse effect on our business, results of operations and financial condition.

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

2021 Form 10-K

From time to time we may evaluate and potentially consummate strategic investments or acquisitions, which may be unsuccessful and adversely affect our operation and financial results.

To complement our business and strengthen our market-leading position, we may form strategic alliances or make strategic investments and acquisitions from time to time. Some of the risks and uncertainties that could cause actual results to differ materially include, but are not limited to, the fact that the integration of the target company may require significant time, attention and resources, potentially diverting management’s attention from the conduct of our business, and the expected synergies from the acquisition may not be realized. We may experience difficulties in integrating our operations with new investments or acquired businesses, implementing our strategies or achieving expected levels of net revenues, profitability, productivity or other benefits. Therefore, we cannot assure you that our investments or acquisitions will benefit our business strategy, generate sufficient net revenues to offset the associated investment or acquisition costs, or otherwise result in the intended benefits.

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

We may invest in equity securities and short-term investments, such as time deposits, from time to time. In September 2018, we invested in the equity securities of Meituan Dianping, the fair value of which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our consolidated statements of income. We recorded a related loss of $38 million and a related gain of $104 million for 2021 and 2020, respectively. Our short-term investments as of December 31, 2021 and December 31, 2020 amounted to $2,860 million and $3,105 million, respectively. We cannot guarantee that our investment in equity securities will not experience fair value losses, which may adversely affect our period-to-period earnings, financial condition and results of operations. In addition, our short-term investments may earn yields lower than anticipated, and any failure to realize the benefits we expected from these investments may adversely affect our financial results.

Our operating results may be adversely affected by our investment in unconsolidated affiliates.

We apply the equity method to account for the investments in unconsolidated affiliates over which we have significant influence but do not control. Our share of the earnings or losses and share of changes in other comprehensive income or losses of these unconsolidated affiliates are included in net income in our consolidated statements of income and other comprehensive income or losses, respectively. Even if there is no cash flow from unconsolidated affiliates until dividends are received, the performance of unconsolidated affiliates may affect our results of operations through our equity method accounting. In addition, we evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary. In addition, when we acquire additional equity interest in the unconsolidated affiliates to obtain control, it may result in gain or loss from re-measurement of our previously held equity interest and thus have a significant impact on our operating results. As a result of the acquisition of Hangzhou KFC, a former unconsolidated affiliate, in the fourth quarter of 2021, we recognized a gain of $618 million from the re-measurement of our previously held 47% equity interest at fair value.

2021 Form 10-K

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

2021 Form 10-K

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

As an auditor of companies that are publicly traded in the United States and a firm registered with the Public Company Accounting Oversight Board (“PCAOB”), our independent registered public accounting firm is required under the laws of the United States to undergo regular inspections by the PCAOB. However, because substantially all of our operations are conducted within China, our independent registered public accounting firm’s audit documentation related to their audit report included in this annual report on Form 10-K is located in China. The PCAOB is currently unable to conduct full inspections in China or review audit documentation located within China without the approval of Chinese authorities, which has not been granted. Accordingly, the PCAOB has not inspected our independent registered public accounting firm or reviewed documentation related to the audit of our financial statements.

Inspections of other auditors conducted by the PCAOB outside of China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from evaluating our auditor’s audits and its quality control procedures. As a result, our stockholders do not have the benefit of PCAOB inspections, and may lose confidence in our reported financial information and procedures and the quality of our financial statements.

2021 Form 10-K

On December 18, 2020, the Holding Foreign Companies Accountable Act (the “Act”) was signed into law. The Act requires the SEC to prohibit the securities of any “covered issuer,” including the Company, from being traded on any of the U.S. securities exchanges, including the New York Stock Exchange, or traded “over-the-counter,” if the auditor of the covered issuer’s financial statements is not subject to PCAOB inspection for three consecutive years, beginning in 2021. On December 2, 2021, the SEC adopted final rules implementing the Act, pursuant to which the SEC will identify companies subject to the Act, known as “Commission-Identified Issuers,” as early as possible after the filing of their next annual report, and implement the trading prohibition as soon as practicable after they have been conclusively identified as Commission-Identified Issuers for three consecutive years. Under these rules, the Company may be identified as a Commission-Identified Issuer after the date of this Form 10-K.

On June 22, 2021, the U.S. Senate passed a bill which, if also passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required to trigger the trading prohibition under the Act from three years to two (the “Senate Proposed Act Amendment”). On February 4, 2022, the U.S. House of Representatives passed a larger bill containing provisions identical to the Senate Proposed Act Amendment which, if also passed by the U.S. Senate and signed into law, would have the same effect (the “House Proposed Act Amendment”).

Unless the Act is amended to exclude the Company or the PCAOB is able to conduct a full inspection of our independent registered public accounting firm’s audit documentation related to their audit reports during the required timeframe, which is subject to a variety of factors outside our control including the approval of Chinese authorities, then our common stock will be delisted from the New York Stock Exchange in early 2024 or, if the House Proposed Act Amendment or Senate Proposed Act Amendment becomes law, in early 2023. Such delisting would limit the liquidity of our common stock and our access to U.S. capital markets, and as a result the market price of our common stock could be materially adversely affected.

Changes in political, business, economic and trade relations between the United States and China may have a material adverse impact on our business, results of operations and financial condition.

We cannot predict the possible changes in the economic, regulatory, social and political environment in the United States and China, nor can we predict their potential impact on political, economic and trade relations between the United States and China and on our business.

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

2021 Form 10-K

During 2020, political tensions between the United States and China escalated, with a number of actions taken by the U.S. government in response to perceived threats from Chinese-connected entities, such as the Clean Network program announced on August 5, 2020 to protect U.S. telecommunication and technology infrastructure, and the two executive orders issued by former President Trump on August 6, 2020 to ban any person or property subject to the jurisdiction of the United States from any transaction with ByteDance and from any transaction related to WeChat by any person or with respect to any property subject to the jurisdiction of the United States, to the extent that any such transaction is identified by the Secretary of Commerce as being subject to the prohibitions stated in the executive orders. In addition, on January 5, 2021, former President Trump signed an executive order banning transactions by any person, or with respect to any property, subject to the jurisdiction of the United States with persons that develop or control the following Chinese-connected software applications: Alipay, CamScanner, QQ Wallet, SHAREit, Tencent QQ, VMate, WeChat Pay, and WPS Office, some of which are critical to the operation of our business. These executive orders were revoked on June 9, 2021 by President Biden, who then signed an executive order directing the Department of Commerce to launch a national security review of apps with links to foreign adversaries (which is defined to include China) and issue recommendations for regulatory and legislative action to address the associated risks. Digital orders, including delivery, mobile orders and kiosk orders, accounted for approximately 86% of KFC and Pizza Hut’s Company sales in 2021, and digital payments, including mobile payments, accounted for approximately 98% of Yum China Company sales in 2021. As a result, the implementation of this executive order could adversely affect our business in a material way.

We cannot foresee whether and how developments in similar policy actions or any other policy actions taken by the U.S. or Chinese government will impact our business and financial performance. In addition, changes in political, business, economic and trade relations between the United States and China may trigger negative customer sentiment towards western brands in China, potentially resulting in a negative impact on our business, results of operations and financial condition.

Fluctuation in the value of RMB may result in foreign currency exchange losses.

The conversion of the Renminbi (“RMB”) into foreign currencies, including U.S. dollars, is based on rates set by the People’s Bank of China (“PBOC”). Historically, the exchange rate between RMB and the U.S. dollar has showed higher volatility in certain years while staying within a narrow range in other years. The value of RMB against the U.S. dollar and other currencies is affected by changes in China’s political and economic conditions and by China’s foreign exchange policies, among other things. It is difficult to predict how market forces or Chinese or U.S. government policy may impact the exchange rate between RMB and the U.S. dollar in the future.

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

2021 Form 10-K

The increasing focus on environmental sustainability issues may create operational challenges for us, increase our costs and harm our reputation.

There has been increasing public focus by governmental and non-governmental organizations and other stakeholders on environmental sustainability matters, including climate change and deforestation. In line with the national standards and local requirements to reduce plastic waste in China, we have launched a series of plastic reduction and environmentally friendly packaging initiatives across our brands. We are committed to gradually replacing existing plastic packaging with paper straws, wooden cutleries, paper bags, and biodegradable plastic bags, and working towards a 30% reduction on non-degradable plastic packaging weight by 2025. We may face operational challenges in sourcing suitable alternative packaging materials. In addition, we may incur significant costs for using alternative packaging materials, which in turn may have an adverse impact on our profit margins. In 2021, we committed to a net-zero GHG reduction goal by 2050 in line with SBTi criteria to limit global temperature rise to 1.5oC above pre-industrial levels. We face related risks including setting appropriate targets and taking actions to meet the commitments we made, and also the increased pressure to make new sustainability commitments, which could expose us to additional operational challenges, execution costs and reputational risks.

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

2021 Form 10-K

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

The continuation of our operations depends upon compliance with, among other things, applicable Chinese environmental, health, safety, labor, social security, pension and other laws and regulations. Failure to comply with such laws and regulations could result in fines, penalties or lawsuits.

Furthermore, our business and operations in China require the procurement of licenses and permits from the relevant authorities. Rapidly evolving laws and regulations and inconsistent interpretations and enforcements thereof could impede our ability to obtain or maintain the required permits, licenses and certificates required to conduct our businesses in China. Difficulties or failure in obtaining the required permits, licenses and certificates could result in our inability to continue our business in China in a manner consistent with past practice. In such an event, our business, results of operations and financial condition may be adversely affected.

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

2021 Form 10-K

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

2021 Form 10-K

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

2021 Form 10-K

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

2021 Form 10-K

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

As of December 31, 2021, we leased approximately 10,000 properties in China, and to our knowledge, the lessors of most properties leased by us, most of which are used as premises for our restaurants, had not registered the lease agreements with government authorities in China.

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

2021 Form 10-K

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

2021 Form 10-K

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

Most of these uses are subject to Chinese regulations and approvals. For example, loans by us to our wholly-owned Chinese subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterparts of SAFE. If we decide to finance our wholly-owned Chinese subsidiaries by means of capital contributions, in practice, we might be still required to obtain approval from the MOFCOM or its local counterparts.

2021 Form 10-K

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

2021 Form 10-K

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

Due to the level of our revenues, our proposed acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million in the year prior to any proposed acquisition would be subject to the State Administration for Market Regulation (“SAMR”) merger control review. As a result of our size, many of the transactions we may undertake could be subject to SAMR merger review. Complying with the requirements of the relevant regulations to complete these transactions could be time consuming, and any required approval processes, including approval from SAMR, may be uncertain and could delay or inhibit our ability to complete these transactions, which could affect our ability to expand our business maintain our market share or otherwise achieve the goals of our acquisition strategy.

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

2021 Form 10-K

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

2021 Form 10-K

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

2021 Form 10-K

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

We intend to retain a significant portion of our earnings to finance the operation, development and growth of our business. Our board of directors commenced a quarterly cash dividend in October 2017, which was temporarily suspended during part of 2020 due to the impacts of the COVID-19 pandemic. Any future determination to declare and pay cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, actual or anticipated cash requirements, tax considerations, contractual or regulatory restrictions and such other factors as our board of directors deems relevant. Our board of directors has also authorized a $1.4 billion share repurchase program, which was temporarily suspended during part of 2020 and 2021 due to the impacts of the COVID-19 pandemic. Repurchases under the program will be at the discretion of management and we cannot guarantee the timing or amount of any share repurchases. For more information, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

2021 Form 10-K

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

The interests of the Investors may differ from the interests of other holders of Company common stock.

In connection with the separation and distribution, Pollos Investment L.P., an affiliate of Primavera Capital Group (“Primavera”), and API (Hong Kong) Investment Limited, an affiliate of Zhejiang Ant Small and Micro Financial Services Group Co., Ltd. (“Ant Financial” and together with Primavera, the “Investors”) received shares of common stock, representing approximately 4.3% of the outstanding shares of Company common stock as of December 31, 2021. In addition, the Investors have the ability to acquire additional shares of Company common stock in the open market (subject to an aggregate beneficial ownership interest limit of 19.9%).

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

2021 Form 10-K

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

2021 Form 10-K

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including revenue recognition, long-lived asset impairment, impairment of goodwill and other intangible assets, lease accounting, share-based compensation and recoverability of deferred tax assets are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition. New accounting guidance may require systems and other changes that could increase our operating costs and/or change our financial statements. For example, implementing the new lease standard issued by Financial Accounting Standards Board requires us to make significant changes to our lease management system and other accounting systems, and results in changes to our financial statements. The adoption of the new accounting standard for leases may result in a higher amount of impairment loss on newly recognized right-of-use assets and negatively impact our results of operations. Upon adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASC 842”) on January 1, 2019, an impairment charge of $60 million (net of related impact on deferred taxes and noncontrolling interests) on right-of-use assets arising from existing operating leases as of January 1, 2019 was recorded as an adjustment to retained earnings, as the additional impairment charge would have been recorded before adoption had the operating lease right-of-use assets been recognized at the time of impairment. See Note 13 for details on the impairment charge recorded upon adoption of ASC 842 as well as subsequent impairment charges.

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

2021 Form 10-K

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

•	foreign exchange issues;

•	geopolitical instability, conflict, or social unrest in the markets in which we operate, in Hong Kong, the United States or worldwide;

•	changes in the regulatory, legal and political environment in which we operate, in Hong Kong, the United States or worldwide;

2021 Form 10-K

•	the domestic and worldwide economies as a whole; or

•

the delisting of our common stock from the New York Stock Exchange. See “—Risks Related to Doing Business in China—The audit report included in this annual report on Form 10-K is prepared by auditors who are not currently inspected by the Public Company Accounting Oversight Board and, as such, our stockholders are deprived of the benefits of such inspection and our common stock is subject to delisting from the New York Stock Exchange in the future.”

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

2021 Form 10-K

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of year-end 2021, the Company had 10,051 Company-owned units in China. Of these Company-owned units, 9,999 units were leased properties and 52 units were owned properties. The leased Company-owned units are further detailed as follows:

•	KFC leased properties for 7,399 units.

•	Pizza Hut leased properties for 2,439 units.

•	Other restaurant concepts leased properties for 161 units.

Company-owned restaurants in China are generally leased for initial terms of 10 to 20 years and generally do not have renewal options.

We also lease our corporate headquarters in Shanghai and Dallas, Texas in the U.S., and regional offices and an innovation center in China, and own building, land use rights, or both for 10 non-store properties, which primarily include logistics centers, seasoning facilities and office buildings for Little Sheep and Huang Ji Huang. We sublease over 160 properties to franchisees and other third parties. Additional information about the Company’s leased properties is included in Note 12 to the Consolidated Financial Statements in Part II, Item 8. We believe that our properties are generally in good operating condition and are suitable for the purposes for which they are being used.

Item 3.	Legal Proceedings.

We are subject to various lawsuits covering a variety of allegations from time to time. We believe that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows. Matters faced by the Company from time to time include, but are not limited to, claims from landlords, employees, guests and others related to operational, contractual or employment issues. We are not involved in any material legal proceedings as of December 31, 2021.

Item 4.	Mine Safety Disclosures.

Not applicable.

2021 Form 10-K

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

As of February 22, 2022, there were 38,971 holders of record of Yum China’s common stock. The number of registered holders does not include holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividends and Share Repurchases

We intend to retain a significant portion of our earnings to finance the operation, development and growth of our business. Since declaring an initial dividend of $0.10 per share in the fourth quarter of 2017, we have paid a quarterly cash dividend on Yum China common stock. Beginning in the fourth quarter of 2018, we have paid a quarterly cash dividend of $0.12 per share. However, due to the unprecedented effects of the COVID-19 pandemic, the Company suspended its dividend payments in the second and third quarter of 2020. Cash dividends totaling $203 million were paid to stockholders in 2021. Any determination to declare and pay future cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, actual or anticipated cash requirements, contractual or regulatory restrictions, tax considerations and such other factors as our board of directors deems relevant.

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

2021 Form 10-K

Our board of directors has authorized an aggregate of $1.4 billion for our share repurchase program, including its most recent increase in authorization on October 31, 2018. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. Starting in the second quarter of 2020, our share repurchases were suspended due to the impacts of the COVID-19 pandemic. On July 28, 2021, our board of directors approved the resumption of share repurchases. The following table provides information, as of December 31, 2021, with respect to shares of common stock repurchased by Yum China under the authorization during the quarter then ended:

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (millions)

10/1/21-10/31/21	251	$59.19	251	$643
11/1/21-11/30/21	492	$53.86	492	$617
12/1/21-12/31/21	—	—	—	$617

Cumulative total	743	$55.66	743	$617

Stock Performance Graph

This graph compares the cumulative total return of our common stock from December 31, 2016 through December 31, 2021, with the comparable cumulative total return of the S&P China BMI, MSCI Asia APEX 50, and MSCI China Index. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2016 and that all dividends were reinvested. We selected the S&P China BMI and MSCI Asia APEX 50 for comparison, as YUMC is an index member of both of these indices. We also selected MSCI China Index, as our relative total shareholder return against this index is one of the measures to determine the payout of certain PSU awards.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
YUMC	$ 100	$ 154	$ 130	$ 188	$ 225	$ 198
S&P China BMI	$ 100	$ 149	$ 121	$ 147	$ 192	$ 155
MSCI Asia APEX 50	$ 100	$ 149	$ 125	$ 157	$ 211	$ 187
MSCI China	$ 100	$ 156	$ 127	$ 156	$ 201	$ 158

2021 Form 10-K

Item 6.	[RESERVED].

2021 Form 10-K

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the Consolidated Financial Statements in Item 8, the “Forward-Looking Statements” section at the beginning of this Form 10-K and the “Risk Factors” section set forth in Item 1A.

All Note references in this MD&A refer to the Notes to the Consolidated Financial Statements included in Item 8. of this Form 10-K. Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding. Throughout this Form 10-K when we refer to the “financial statements,” we are referring to the “Consolidated Financial Statements,” unless the context indicates otherwise. This MD&A includes a discussion of our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

Yum China Holdings, Inc. is the largest restaurant company in China in terms of system sales, with $9.9 billion of revenues in 2021 and over 11,700 restaurants as of year-end 2021. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Little Sheep, Huang Ji Huang, Lavazza, COFFii & JOY, Taco Bell and East Dawning. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, (excluding Hong Kong, Macau and Taiwan), and own the intellectual property of the Little Sheep, Huang Ji Huang, COFFii & JOY and East Dawning concepts outright. We also established a joint venture with Lavazza Group, the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee shop concept in China. KFC was the first major global restaurant brand to enter China in 1987. With more than 30 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of 2021 system sales, with 11,788 restaurants covering over 1,600 cities primarily in China as of December 31, 2021. We believe that there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of December 31, 2021, KFC operated over 8,100 restaurants in more than 1,600 cities across China. KFC primarily competes with western QSR brands in China, such as McDonald’s, Dicos and Burger King, among which we believe KFC had an approximate two-to-one lead over its nearest competitor in terms of store count as of the end of 2021. In the third quarter of 2020, the Company completed the acquisition of an additional 25% interest in an unconsolidated affiliate that operates KFC stores in and around Suzhou, China (“Suzhou KFC”), increasing our equity interest to 72% and allowing the Company to consolidate the entity. In the fourth quarter of 2021, the Company completed the acquisition of a 28% equity interest in Hangzhou Catering Service Group (“Hangzhou Catering”), which holds a 45% equity interest in an unconsolidated affiliate that operates KFC stores in and around Hangzhou, China (“Hangzhou KFC”), increasing our equity interest to approximately 60% directly and indirectly, and allowing the Company to consolidate Hangzhou KFC.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of December 31, 2021, Pizza Hut operated over 2,500 restaurants in over 600 cities. Measured by number of restaurants, we believe Pizza Hut had an approximate six-to-one lead over its nearest western CDR competitor in China as of the end of 2021.

2021 Form 10-K

We have two reportable segments: KFC and Pizza Hut. Our remaining non-reportable operating segments, including the operations of Little Sheep, Huang Ji Huang, Lavazza, COFFii & JOY, Taco Bell, East Dawning, Daojia and our e-commerce business, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. Additional details on our reportable operating segments are included in Note 18 to the Consolidated Financial Statements.

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

2021 Form 10-K

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago. Refer to Item 1. Business for a discussion of the seasonality of our operations.

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our operations and financial results for the foreseeable future. Starting in the first quarter of 2020, the COVID-19 pandemic significantly impacted the Company’s operations, resulting in a significant decline in Operating profit mainly driven by same-store sales declines and temporary store closures. While operating results improved sequentially in the last three quarters of 2020 and the first half of 2021, multiple waves of Delta-variant outbreaks persisted throughout the second half of 2021, spreading to nearly all provinces in China. As a result, the Company’s operations and financial results were significantly affected in the second half of 2021.

In 2021, the Company’s total revenues increased 19%, or 12% excluding the impact of F/X, mainly attributable to new-unit openings of 1,806 and the acquisition of Suzhou KFC and Hangzhou KFC, fewer temporary store closures compared to 2020 when approximately 35% of our restaurants were temporarily closed at the peak of the COVID-19 outbreak and same-store sales growth of 7% at Pizza Hut, partially offset by same-store sales decline of 3% at KFC. Operating profit increased 44%, or 34% excluding the impact of F/X, primarily driven by a net increase in re-measurement gain of our previously held equity interest in Hangzhou KFC, Lavazza and Suzhou KFC at fair value upon acquisition in 2021 and 2020, respectively, the increase in restaurant profit and a decrease of $18 million in store impairment expenses, partially offset by an increase in G&A expenses primarily due to higher compensation cost and lapping one-time reductions in social security contributions in 2020. Net income for 2021 increased 26%, or 16% excluding the impact of F/X, mainly due to the increase in operating profit, partially offset by the investment loss in 2021 lapping the investment gain in 2020 primarily from the fair value change of investments in equity securities and higher income tax expenses in line with the increase in pre-tax income.

2021 financial highlights are below:

	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+8	(3)	+14	+3	(3)
Pizza Hut	+14	+7	+10	+77	+66
All Other Segments(b)	+29	(2)	+5	NM	NM
Total	+10	(1)	+12	+44	+34

NM refers to not meaningful.

(a)

System Sales and Same-Store Sales percentages as shown in 2021 financial highlights exclude the impact of F/X. Effective January 1, 2018, temporary store closures are normalized in the same-store sales calculation by excluding the period during which stores are temporarily closed.

(b)	Sales from non-Company-owned restaurants, for which we do not receive a sales-based royalty, are excluded from System Sales and Same-Store Sales.

2021 Form 10-K

The Consolidated Results of Operations for the years ended December 31, 2021 and 2020 and other data are presented below:

			% B/(W)(a)
	2021	2020	Reported		Ex F/X
Company sales	$8,961	$7,396	21		14
Franchise fees and income	153	148	3		(4)
Revenues from transactions with franchisees and unconsolidated affiliates	663	647	3		(4)
Other revenues	76	72	6		—
Total revenues	$9,853	$8,263	19		12
Restaurant profit	$1,227	$1,098	12		5
Restaurant margin %	13.7%	14.9%	(1.2)	ppts.	(1.2)	ppts.
Operating Profit	$1,386	$961	44		34
Interest income, net	60	43	39		33
Investment (loss) gain	(54)	104	NM		NM
Income tax provision	(369)	(295)	(25)		(18)
Net income – including noncontrolling interests	1,023	813	26		16
Net income – noncontrolling interests	33	29	(15)		(8)
Net Income –Yum China Holdings, Inc.	$990	$784	26		16
Diluted Earnings Per Common Share	$2.28	$1.95	17		8
Effective tax rate	26.5%	26.6%
Supplementary information - Non-GAAP Measures(b)
Adjusted Operating Profit	$766	$732
Adjusted Net Income	$525	$615
Adjusted Diluted Earnings Per Common Share	$1.21	$1.53
Adjusted Effective Tax Rate	27.8%	26.8%
Adjusted EBITDA	$1,330	$1,248

(a)	Represents year-over-year change in percentage.

(b)	See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

2021
% Change
System Sales Growth	18%
System Sales Growth, excluding F/X	10%
Same-Store Sales Decline	(1)%

2021 Form 10-K

Unit Count	2021	2020	% Increase (Decrease)
Company-owned(a)	10,051	8,190	23
Unconsolidated affiliates	—	681	(100)
Franchisees	1,737	1,635	6
	11,788	10,506	12

(a)

As a result of the acquisition of Hangzhou KFC and Suzhou KFC as disclosed in Note 1, the units of Hangzhou KFC and Suzhou KFC were transferred from unconsolidated affiliates to Company-owned upon the acquisition date.

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

Non-GAAP Reconciliations	2021	2020
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$1,386	$961
Special Items, Operating Profit	620	229
Adjusted Operating Profit	$766	$732
Reconciliation of Net Income to Adjusted Net Income
Net Income - Yum China Holdings, Inc.	$990	$784
Special Items, Net Income - Yum China Holdings, Inc.	465	169
Adjusted Net Income - Yum China Holdings, Inc.	$525	$615
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$2.34	$2.01
Special Items, Basic Earnings Per Common Share	1.10	0.43
Adjusted Basic Earnings Per Common Share	$1.24	$1.58
Diluted Earnings Per Common Share	$2.28	$1.95
Special Items, Diluted Earnings Per Common Share	1.07	0.42
Adjusted Diluted Earnings Per Common Share	$1.21	$1.53
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 17)	26.5%	26.6%
Impact on effective tax rate as a result of Special Items	(1.3)%	(0.2)%
Adjusted effective tax rate	27.8%	26.8%

2021 Form 10-K

Net income, along with the reconciliation to Adjusted EBITDA, is presented below:

	2021	2020
Reconciliation of Net Income to Adjusted EBITDA
Net Income - Yum China Holdings, Inc.	$990	$784
Net income - noncontrolling interests	33	29
Income tax provision	369	295
Interest income, net	(60)	(43)
Investment loss (gain)	54	(104)
Operating Profit	1,386	961
Special Items, Operating Profit	(620)	(229)
Adjusted Operating Profit	766	732
Depreciation and amortization	516	450
Store impairment charges	48	66
Adjusted EBITDA	$1,330	$1,248

Details of Special Items are presented below:

Details of Special Items	2021	2020
Gain from re-measurement of equity interest upon acquisition(a)	$628	$239
Share-based compensation expense for Partner PSU Awards(b)	(8)	(7)
Derecognition of indemnification assets related to Daojia(c)	—	(3)
Special Items, Operating Profit	620	229
Tax effect on Special Items(d)	(155)	(60)
Special Items, net income - including noncontrolling interests	465	169
Special Items, net income - noncontrolling interests	—	—
Special Items, Net Income - Yum China Holdings, Inc.	$465	$169
Weighted-Average Diluted Shares Outstanding (in millions)	434	402
Special Items, Diluted Earnings Per Common Share	$1.07	$0.42

(a)

In the fourth and third quarter of 2021, as a result of the consolidation of Hangzhou KFC and the Lavazza joint venture, the Company recognized a gain of $618 million and $10 million, respectively, from the re-measurement of our previously held equity interest at fair value. In the third quarter of 2020, the Company recognized a re-measurement gain of $239 million as a result of the consolidation of Suzhou KFC. The re-measurement gains were not allocated to any segment for performance reporting purposes. (See Note 3 for additional information.)

(b)

In February 2020, the Company granted Partner PSU Awards to select employees who were deemed critical to the Company’s execution of its strategic operating plan. These PSU awards will only vest if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares subject to the PSU awards. Partner PSU Awards were granted to address increased competition for executive talent, motivate transformational performance and encourage management retention. Given the unique nature of these grants, the Compensation Committee does not intend to grant similar, special grants to the same employees during the performance period. The impact from these special awards is excluded from metrics that management uses to assess the Company’s performance. The Company recognized share-based compensation cost of $8 million and $7 million associated with the Partner PSU Awards for the year ended December 31, 2021 and 2020, respectively.

2021 Form 10-K

(c)

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

The Company excludes impact from Special Items for the purpose of evaluating performance internally. Special Items are not included in any of our segment results. In addition, the Company provides Adjusted EBITDA because we believe that investors and analysts may find it useful in measuring operating performance without regard to items such as income tax, interest income, net, investment gain or loss, depreciation and amortization, store impairment charges, and Special Items. Store impairment charges included as an adjustment item in Adjusted EBITDA primarily resulted from our semi-annual impairment evaluation of long-lived assets of individual restaurants, and additional impairment evaluation whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If these restaurant-level assets were not impaired, depreciation of the assets would have been recorded and included in EBITDA. Therefore, store impairment charges were a non-cash item similar to depreciation and amortization of our long-lived assets of restaurants. The Company believes that investors and analysts may find it useful in measuring operating performance without regard to such non-cash item.

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

2021 Form 10-K

Segment Results

KFC

KFC delivered a resilient performance in 2021 by accelerating store expansion with attractive returns and maintaining solid profitability. KFC continued to focus on innovative products, creating abundant value for our customers, as well as on upgrading ingredients to meet Chinese consumers’ needs. KFC also continued its digital and delivery initiatives to enhance the customer experience. KFC’s loyalty program members exceeded 330 million at year-end 2021 and contributed approximately 62% of system sales at KFC in 2021. Delivery sales accounted for approximately 31% of Company sales at KFC in 2021 with store and city coverage of 87% and 97%, respectively, at the end of 2021.

			% B/(W)
	2021	2020	Reported		Ex F/X
Company sales	$6,816	$5,633	21		13
Franchise fees and income	120	125	(4)		(10)
Revenues from transactions with franchisees and unconsolidated affiliates	59	61	(4)		(10)
Other revenues	$8	$2	NM		NM
Total revenues	$7,003	$5,821	20		13
Restaurant profit	$1,013	$920	10		3
Restaurant margin %	14.9%	16.3%	(1.4)	ppts.	(1.4)	ppts.
G&A expenses	$240	$200	(20)		(13)
Franchise expenses	$59	$62	4		11
Expenses for transactions with franchisees and unconsolidated affiliates	$58	$61	5		11
Other operating costs and expenses	$4	$1	NM		NM
Closure and impairment expenses, net	$20	$25	17		22
Other income, net	$(8)	$(42)	(82)		(83)
Operating Profit	$827	$801	3		(3)

2021
% Change
System Sales Growth	16%
System Sales Growth, excluding F/X	8%
Same-Store Sales Decline	(3)%

Unit Count	2021(a)	2020	% Increase (Decrease)
Company-owned	7,437	5,872	27
Unconsolidated affiliates	—	677	(100)
Franchisees	731	617	18
	8,168	7,166	14

2021 Form 10-K

	2020	New Builds	Acquired(a)	Closures	Refranchised	2021
Company-owned	5,872	978	788	(199)	(2)	7,437
Unconsolidated affiliates	677	116	(780)	(13)	—	—
Franchisees	617	138	(8)	(18)	2	731
Total	7,166	1,232	—	(230)	—	8,168

(a)	As a result of the acquisition of Hangzhou KFC as disclosed in Note 1, the units of Hangzhou KFC were transferred from unconsolidated affiliates to Company-owned.

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

Income (Expense)	2020	Store Portfolio Actions	Other	F/X	2021
Company sales	$5,633	$912	$(159)	$430	$6,816
Cost of sales	(1,801)	(291)	72	(138)	(2,158)
Cost of labor	(1,247)	(218)	(74)	(103)	(1,642)
Occupancy and other operating expenses	(1,665)	(231)	21	(128)	(2,003)
Restaurant profit	$920	$172	$(140)	$61	$1,013

In 2021, the increase in Company sales, excluding the impact of F/X, was primarily driven by net unit growth including the acquisition of Suzhou KFC and Hangzhou KFC and fewer temporary store closures compared to 2020, partially offset by same-store sales decline. The increase in Restaurant profit, excluding the impact of F/X, was primarily driven by the increase in Company sales and commodity deflation of 4%, largely offset by higher promotion costs from value campaigns, a decrease of $55 million in temporary relief provided by landlords and government agencies, wage inflation of 4%, increased rider cost associated with a rise of approximately three percentage points in delivery sales from the prior year as consumers remain cautious about dine-in and higher costs associated with the phase-out of certain plastic packaging and other packaging upgrades.

Franchise Fees and Income

In 2021, the decrease in Franchise fees and income, excluding the impact of F/X, was primarily driven by the acquisition of Suzhou KFC and Hangzhou KFC, partially offset by the net unit growth.

G&A Expenses

In 2021, the increase in G&A expenses, excluding the impact of F/X, was primarily driven by the acquisition of Suzhou KFC and Hangzhou KFC, merit increases and lapping one-time reductions in social security contributions in 2020.

Operating Profit

In 2021, the decrease in Operating profit, excluding the impact of F/X, was primarily driven by lower equity income from our unconsolidated affiliates due to the consolidation of Suzhou KFC and Hangzhou KFC upon acquisition and higher G&A expenses, partially offset by the increase in Restaurant profit.

2021 Form 10-K

Pizza Hut

During 2021, we continued to focus on strengthening Pizza Hut’s fundamentals, including investments in products, strengthening our digital capabilities, developing delivery and other channels and enhancing our asset portfolio to drive growth. Pizza Hut’s loyalty program members approximated 110 million at year-end 2021 and contributed approximately 55% of system sales at Pizza Hut in 2021. Delivery sales accounted for approximately 36% of Company sales at Pizza Hut in 2021 with store and city coverage of 94% and 98%, respectively, at the end of 2021.

			% B/(W)
	2021	2020	Reported		Ex F/X
Company sales	$2,092	$1,721	22		14
Franchise fees and income	8	5	31		23
Revenues from transactions with franchisees and unconsolidated affiliates	6	4	41		33
Other revenue	$3	$—	NM		NM
Total revenues	$2,109	$1,730	22		14
Restaurant profit	$224	$181	24		16
Restaurant margin %	10.7%	10.5%	0.2	ppts.	0.2	ppts.
G&A expenses	$111	$96	(15)		(7)
Franchise expenses	$4	$3	(25)		(17)
Expenses for transactions with franchisees and unconsolidated affiliates	$6	$4	(36)		(28)
Other operating costs and expenses	$2	$—	NM		NM
Closure and impairment expenses, net	$7	$25	70		72
Operating Profit	$111	$62	77		66

2021
% Change
System Sales Growth	22%
System Sales Growth, excluding F/X	14%
Same-Store Sales Growth	7%

Unit Count	2021	2020	% Increase
Company-owned	2,452	2,230	10
Franchisees	138	125	10
	2,590	2,355	10

	2020	New Builds	Closures	Acquired	2021
Company-owned	2,230	316	(95)	1	2,452
Franchisees	125	19	(5)	(1)	138
Total	2,355	335	(100)	—	2,590

2021 Form 10-K

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

Income (Expense)	2020	Store Portfolio Actions	Other	F/X	2021
Company sales	$1,721	$127	$111	$133	$2,092
Cost of sales	(529)	(38)	(29)	(41)	(637)
Cost of labor	(471)	(35)	(54)	(38)	(598)
Occupancy and other operating expenses	(540)	(34)	(19)	(40)	(633)
Restaurant profit	$181	$20	$9	$14	$224

In 2021, the increase in Company sales, excluding the impact of F/X, was primarily driven by same-store sales growth and fewer temporary store closures compared to 2020. The increase in Restaurant profit, excluding the impact of F/X, was primarily driven by the increase in Company sales and commodity deflation of 5%, partially offset by a decrease of $22 million in temporary relief provided by landlords and government agencies, wage inflation of 6% and higher promotion costs from value campaigns.

G&A Expenses

In 2021, the increase in G&A expenses, excluding the impact of F/X, was primarily driven by higher compensation costs and lapping one-time reductions in social security contributions in 2020.

Operating Profit

In 2021, the increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit and a decrease of $16 million in store impairment expenses, partially offset by higher G&A expenses.

2021 Form 10-K

All Other Segments

All Other Segments reflects the results of Little Sheep, Huang Ji Huang, Lavazza, COFFii & JOY, Taco Bell, East Dawning, Daojia and our e-commerce business.

			% B/(W)
	2021	2020	Reported		Ex F/X
Company sales	$53	$42	27		19
Franchise fees and income	25	18	38		30
Revenues from transactions with franchisees and unconsolidated affiliates	98	60	63		54
Other revenues	297	122	NM		NM
Total revenues	$473	$242	96		85
Restaurant loss	$(10)	$(3)	NM		NM
Restaurant margin %	(20.8)%	(6.3)%	(14.5)	ppts.	(14.5)	ppts.
G&A expenses	$42	$39	(11)		(3)
Franchise expenses	$1	$—	NM		NM
Expenses for transactions with franchisees and unconsolidated affiliates	$88	$48	(81)		(72)
Other operating costs and expenses	$294	$110	NM		NM
Closure and impairment expenses, net	$7	$5	(12)		(4)
Other loss, net	$7	$2	NM		NM
Operating Loss	$(29)	$(7)	NM		NM

Total Revenues

In 2021, the increase in Total revenues, excluding the impact of F/X, was primarily driven by the revenue generated by our delivery team for services provided to KFC and Pizza Hut restaurants and the consolidation of Huang Ji Huang.

Operating Loss

In 2021, the increase in Operating loss, excluding the impact of F/X, was primarily driven by the increase of Operating loss from certain emerging brands, partially offset by Operating profit generated by Huang Ji Huang.

2021 Form 10-K

Corporate & Unallocated

			% B/(W)
	2021	2020	Reported		Ex F/X
Revenues from transactions with franchisees and unconsolidated affiliates(a)	500	522	(4)		(10)
Other revenues	20	6	NM		NM
Expenses for transactions with franchisees and unconsolidated affiliates(a)	497	520	4		11
Other operating costs and expenses	17	4	NM		NM
Corporate G&A expenses	171	144	(18)		(14)
Other unallocated income	642	245	NM		NM
Interest income, net	60	43	39		33
Investment (loss) gain	(54)	104	NM		NM
Income tax provision (See Note 17)	(369)	(295)	(25)		(18)
Effective tax rate (See Note 17)	26.5%	26.6%	0.1	ppts	0.1	ppts

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

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

In 2021, the decrease in Revenues from transactions with franchisees and unconsolidated affiliates, excluding the impact of F/X, was mainly driven by the impact from the acquisition of Suzhou KFC and Hangzhou KFC, partially offset by the increase in revenue driven by system sales growth.

Other Revenues/Operating Costs and Expenses

In 2021, the increase in Other revenues/operating costs and expenses was mainly driven by logistics and warehousing services provided to third parties.

Corporate G&A Expenses

In 2021, the increase in Corporate G&A expenses, excluding the impact of F/X, was primarily driven by higher compensation costs and lapping one-time reductions in social security contributions in 2020.

Other Unallocated Income

Other unallocated income primarily includes a gain of $618 million and $10 million in 2021 and $239 million in 2020 recognized from the re-measurement of our previously held equity interest in connection with the consolidation of Hangzhou KFC, the Lavazza joint venture and Suzhou KFC, respectively. See Note 3 for additional information.

2021 Form 10-K

Interest Income, Net

The increase in interest income, net for 2021 was primarily driven by the cash increase from the proceeds of $2.2 billion raised from the issuance of common stock in connection with our global offering and secondary listing on the Main Board of HKEX in September 2020.

Investment (Loss) Gain

The investment loss or gain primarily relates to the change in fair value of our investment in Meituan Dianping (“Meituan”), as well as Fujian Sunner Development Co., Ltd. (“Sunner”) before the equity method of accounting was applied. See Note 3 for additional information.

Income Tax Provision

Our income tax provision primarily includes tax on our earnings at the Chinese statutory tax rate of 25%, withholding tax on planned or actual repatriation of earnings outside of China, and U.S. corporate income tax, if any. Our effective tax rate was 26.5% and 26.6% in 2021 and 2020, respectively.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Impact of COVID-19 Pandemic

Starting in late January 2020, the COVID-19 pandemic has significantly impacted the Company’s operations and financial results. While operating results improved sequentially in the last three quarters of 2020 and first half of 2021, multiple waves of Delta-variant outbreaks persisted throughout the second half of 2021, spreading to nearly all provinces in China. In January, Omicron-variant cases emerged in China, spreading to several major cities. A number of regions were identified as medium- to high-risk with restrictive measures put in place. COVID-19 conditions remain fluid and we expect that our operations will continue to be impacted by COVID-19 pandemic, including outbreaks caused by existing or new COVID-19 variants, and the actions taken by governmental authorities, such as regional lockdowns, measures restricting travel and large gatherings, and recommendations against dining out.

Management at this time cannot ascertain the extent to which our operations will continue to be impacted by the COVID-19 pandemic, which depends largely on future developments that are highly uncertain and cannot be accurately predicted, including resurgences and further spread of existing or new COVID-19 variants, the actions by government authorities to contain or treat its impact, the availability and effectiveness of vaccines, the economic recovery within China and globally, the impact on consumer behavior and other related factors. The Company expects that further developments related to the COVID-19 pandemic may continue to have a material and extended adverse impact on the Company’s results of operations, as well as the Company’s cash flows and financial condition. For further information on the risks associated with the COVID-19 pandemic, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Health concerns arising from outbreaks of viruses or other illnesses may have a material adverse effect on our business. The COVID-19 pandemic has had, and may continue to have, adverse effects on our results of operations, cash flows and financial condition.”

2021 Form 10-K

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

As of December 31, 2021, an input VAT credit asset of $322 million and payable of $2 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against VAT payables more than one year from December 31, 2021. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the credit expected to be used within one year can be reasonably determined.

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

2021 Form 10-K

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

Consolidated Cash Flows

Net cash provided by operating activities was $1,131 million in 2021 as compared to $1,114 million in 2020. The increase was primarily driven by higher Operating profit, excluding the non-cash gain of $618 million and $239 million recognized from the re-measurement of our previously held equity interest in Hangzhou KFC and Suzhou KFC at fair value upon acquisition in 2021 and 2020, respectively, partially offset by working capital changes.

Net cash used in investing activities was $855 million in 2021 as compared to $3,109 million in 2020.  The decrease was mainly due to the net impact on cash flow resulting from purchases and maturities of short-term investments and lapping the impact of cash consideration paid for the acquisitions of Huang Ji Huang and Suzhou KFC in 2020, partially offset by the increase in capital spending, the cash consideration paid for the acquisition of Hangzhou KFC, and acquisitions of other equity investments in 2021.

Net cash used in financing activities was $313 million in 2021 as compared to net cash provided by financing activities of $2,058 million in 2020. The change was primarily due to lapping the impact of $2.2 billion in proceeds raised from issuance of common stock in connection with our global offering and secondary listing on the Main Board of HKEX in September 2020, the increase in dividends paid on common stock due to our temporary suspension of dividends in the second and third quarter of 2020, the increase in dividends paid to noncontrolling interests and the increase in share repurchases due to the resumption of share repurchases in 2021.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores and from our franchise operations and dividend payments from our unconsolidated affiliates. Our global offering in September 2020 provided us with $2.2 billion in net proceeds.

Our ability to fund our future operations and capital needs will primarily depend on our ongoing ability to generate cash from operations. We believe our principal uses of cash in the future will be primarily to fund our operations and capital expenditures for accelerating store network expansion and store remodeling, step up investments in digitalization, automation and logistics infrastructure, provide returns to our stockholders, as well as explore opportunities for acquisitions or investments that build and support our ecosystem. We believe that our future cash from operations, together with our funds on hand and access to capital markets, will provide adequate resources to fund these uses of cash and that our existing cash, net cash from operations and credit facilities will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months. We currently expect our fiscal year 2022 capital expenditures will be in the range of approximately $800 million to $1 billion.

If our cash flows from operations are less than we require, we may need to access the capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future or at all will be impacted by many factors, including, but not limited to:

•	our financial performance;

•	our credit ratings;

2021 Form 10-K

•	the liquidity of the overall capital markets and our access to the U.S. capital markets; and

•	the state of the Chinese, U.S. and global economies as well as relations between the Chinese and U.S. governments.

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

Dividends and Share Repurchases

Our board of directors has authorized an aggregate of $1.4 billion for our share repurchase program. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. Starting in the second quarter of 2020 through July 2021, our share repurchases were suspended due to the impact of the COVID-19 pandemic. During the years ended December 31, 2021 and 2020, the Company repurchased $75 million or 1.3 million shares and $7 million or 0.2 million shares of common stock, respectively, under the repurchase program.

The Company paid a cash dividend of $0.12 per share for the first and fourth quarter of 2020 and each quarter of 2021. Total cash dividends of $203 million and $95 million were paid to stockholders in 2021 and 2020, respectively.

On February 8, 2022, the board of directors declared a cash dividend of $0.12 per share, payable on March 29, 2022, to stockholders of record as of the close of business on March 8, 2022.

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

Borrowing Capacity

As of December 31, 2021, the Company had credit facilities of RMB 3,471 million (approximately $546 million), comprised of onshore credit facilities of RMB 2,200 million (approximately $346 million) in the aggregate and offshore credit facilities of $200 million in the aggregate.

2021 Form 10-K

The credit facilities had remaining terms ranging from less than one year to two years as of December 31, 2021. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China, the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC or the London Interbank Offered Rate (“LIBOR”) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Some of the onshore credit facilities contain sub-limits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of December 31, 2021, we had outstanding bank guarantees of RMB 177 million (approximately $28 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants. The credit facilities were therefore reduced by the same amount, while there were no borrowings outstanding as of December 31, 2021.

Material Cash Requirements

Our material short-term and long-term cash requirements as of December 31, 2021 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Finance Leases(a)	$58	$6	$11	$10	$31
Operating Leases(a)	3,389	644	1,024	738	983
Purchase Obligations(b)	196	56	53	35	52
Transition Tax(c)	35	4	18	13	—
Total	$3,678	$710	$1,106	$796	$1,066

(a)	These obligations, which are shown on a nominal basis, relate primarily to approximately 10,000 Company-owned restaurants. See Note 12 for additional information.

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

We have not included in the table above approximately $25 million of liabilities for unrecognized tax benefits related to the uncertainty with regard to the deductibility of certain business expenses incurred as well as related accrued interest and penalties. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. These liabilities exclude amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

In addition to the material cash requirements listed above, the Company and Lavazza Group have committed to contributing $100 million to the Lavazza joint venture, in proportion to their respective equity interest of 65% and 35%, respectively, by the end of the second quarter of 2023. The cash will be used to further accelerate the expansion of Lavazza stores in China.

2021 Form 10-K

We have no material contingent obligations as of December 31, 2021. Please see Note 19 to the Consolidated Financial Statements for further discussion.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

See Note 2 for details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features and eliminates some of the conditions for equity classification in ASC 815-40 for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and generally requires them to include the effect of share settlement for instruments that may be settled in cash or shares. We will adopt this standard in the first quarter of 2022, and do not expect the adoption of this standard will have a material impact on our financial statements.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). It requires issuers to account for a modification or exchange of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. We will adopt this standard in the first quarter of 2022, and do not expect the adoption of this standard will have a material impact on our financial statements.

In July 2021, the FASB issued ASU 2021-05, Lessors—Certain Leases with Variable Lease (“ASU 2021-05”). It requires lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses if they were classified as sales-type or direct financing leases. We will adopt this standard in the first quarter of 2022, and do not expect the adoption of this standard will have a material impact on our financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) — Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). It requires issuers to apply ASC 606 Revenue from Contracts with Customers to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. ASU 2021-08 is effective for the Company from January 1, 2023, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) — Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). It requires issuers to make annual disclosures about government assistance, including the nature of the transaction, the related accounting policy, the financial statement line items affected and the amounts applicable to each financial statement line item, as well as any significant terms and conditions, including commitments and contingencies. We will adopt this standard in 2022, and do not expect the adoption of this standard will have a material impact on our financial statements.

2021 Form 10-K

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

2021 Form 10-K

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

We evaluate indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist. We perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter. When we evaluate these assets for impairment, we have the option to first perform a qualitative assessment to determine whether an intangible asset group is impaired.  If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of the intangible asset group is less than its carrying amount, we will then perform a quantitative assessment. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset. The discount rate is our estimate of the required rate-of-return that a third-party buyer would expect to receive. These estimates are highly subjective, and our ability to achieve the forecasted cash is affected by factors such as changes in our operating performance and business strategies and changes in economic conditions. Our indefinite-lived intangible assets had a book value of $141 million and $138 million as of December 31, 2021 and 2020, respectively, representing two material indefinite-lived intangible assets, which are our Little Sheep and Huang Ji Huang trademarks.

2021 Form 10-K

In the year ended December 31, 2021, considering the continuing adverse effects of the COVID-19 pandemic, we performed a quantitative impairment assessment for the Little Sheep trademark and the fair value estimate exceeded its carrying amount. Fair value of the Little Sheep trademark was determined using a relief-from-royalty valuation approach that was based on unobservable inputs, including estimated future revenues as well as the selection of an appropriate discount rate based on weighted-average cost of capital and company-specific risk premium, which are considered Level 3 inputs. In the year ended December 31, 2021, we elected to perform the qualitative impairment assessment for the Huang Ji Huang trademark by evaluating all pertinent factors, including but not limited to macroeconomic conditions, industry and market conditions and financial performance. Based on our qualitative assessment, it was more likely than not that the carrying value of the Huang Ji Huang trademark was not impaired and therefore the quantitative assessment was not required. In the year ended December 31, 2020, we also elected to perform the qualitative impairment assessment for both our Little Sheep and Huang Ji Huang trademarks. No impairment charges on trademarks related to Little Sheep and Huang Ji Huang were recorded in 2021 and 2020.

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

Impairment of Goodwill

We evaluate goodwill for impairment on an annual basis as of the beginning of our fourth quarter or more often if an event occurs or circumstances change that indicates impairment might exist. When we evaluate goodwill for impairment, we have the option to first perform a qualitative assessment to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we will then perform a quantitative assessment. Our reporting units are our individual operating segments. Fair value is the price a willing buyer would pay for the reporting unit, and is generally estimated using discounted expected future after-tax cash flows from the business operation of the reporting unit.

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

Our goodwill of $2,142 million as of December 31, 2021 was related to the KFC, Pizza Hut, Huang Ji Huang and Lavazza reporting units. We performed a qualitative impairment assessment for each of our individual reporting units in 2021. Based on our qualitative assessment, the Company concluded that no changes in events or circumstances have occurred that indicated impairment may exist and it was more likely than not that the fair value of the reporting units exceeds their carrying amount and therefore no quantitative assessment was required. No impairment charge on goodwill was recorded in 2021 and 2020.

2021 Form 10-K

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

2021 Form 10-K

PRC Value-Added Tax

As of December 31, 2021, an input VAT credit asset of $322 million and payable of $2 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT credit asset for recoverability, giving consideration to the indefinite life of the input VAT credit assets as well as its forecasted operating results and capital spending, which inherently include significant assumptions subject to change. Key assumptions include the following:

•	Estimated growth rate for revenues;

•	Estimated restaurant expenses and other costs;

•	Estimated new-unit development and asset upgrades.

We also consider qualitative factors including the fact that such assets can be carried forward indefinitely to offset future VAT payables, our ability to manage the accumulation of the input VAT credits and potential changes in VAT rates. We did not make an allowance for the recoverability of the input VAT credit asset as of December 31, 2021 and 2020. Changes in any of the assumptions could materially impact the amount of VAT asset and its recoverability and, as a result, our operating income and net income.

Income Taxes

Uncertain Tax Positions

We are subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other tax authorities with respect to income and non-income based taxes. We recognize the benefit of positions taken or expected to be taken in our tax returns when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. At December 31, 2021 and 2020, we had $20 million and $21 million, respectively, of unrecognized tax benefits related to the uncertainty with regard to the deductibility of certain business expenses incurred. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

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

2021 Form 10-K

Unremitted Earnings of Foreign Subsidiaries

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. Except for the planned but yet to be distributed earnings, we have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31, 2017 was subject to the one-time transition tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes. We estimate that our total temporary difference for which we have not provided foreign withholding taxes is approximately $3 billion at December 31, 2021. The foreign withholding tax rate on this amount is 5% or 10% depending on the manner of repatriation and the applicable tax treaties or tax arrangements.

See Note 17 of the Consolidated Financial Statements for a further discussion of our income taxes.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the year ended December 31, 2021, the Company’s operating profit would have decreased approximately $130 million if RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements with our vendors.

Investment Risk

In September 2018, we invested $74 million in 8.4 million of Meituan’s ordinary shares. The Company sold 4.2 million of its ordinary shares of Meituan in the second quarter of 2020 for proceeds of approximately $54 million. The equity investment is recorded at fair value, which is measured on a recurring basis and is subject to market price volatility. The investment in Sunner was recorded at fair value on a recurring basis before it became subject to the equity method of accounting when the Company established significant influence over the operating and financial policies of Sunner in May 2021. See Note 3 of the Consolidated Financial Statements for a further discussion on our investment in Meituan and Sunner.

2021 Form 10-K

Item 8.	Financial Statements and Supplementary Data.

Financial Statement Schedules

No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above-listed financial statements or notes thereto.

2021 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Yum China Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Yum China Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Hangzhou KFC Co., Ltd. (“Hangzhou KFC”) during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, the internal control over financial reporting of Hangzhou KFC. Hangzhou KFC’s total assets represented 3.9% of the Company’s total consolidated assets, excluding goodwill and net intangible assets which were included within the scope of assessment and total revenues of less than 1% of total consolidated revenues of the Company, as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Hangzhou KFC.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

2021 Form 10-K

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

Assessment of impairment of long-lived assets of restaurants

As discussed in Notes 2, 8 and 12 to the consolidated financial statements, property, plant and equipment, net and operating lease right-of-use assets were US$2,251 million and US$2,612 million, respectively, as of December 31, 2021, which included the long-lived assets of the Company’s restaurants. For restaurant assets with indicators that the carrying value may not be recoverable, the Company evaluates recoverability of these assets by comparing the forecasted undiscounted cash flows of the restaurant’s operations to the carrying value of such assets. For restaurant assets that are not deemed to be recoverable, the Company writes down the restaurant assets to the estimated fair value. The Company determines the fair value of the restaurant assets based on the higher of the forecasted discounted cash flows of the restaurant’s operations and the price market participants would pay to sub-lease the operating lease right-of-use assets and acquire the remaining restaurant assets.

We identified the assessment of impairment of long-lived assets of restaurants as a critical audit matter. A high degree of auditor judgment was required in assessing the sales growth rates used to estimate the forecasted undiscounted cash flows of the restaurants’ operations. In addition, specialized skills and knowledge were needed to assess the Company’s market rental assumptions to estimate the fair values of the operating lease right-of-use assets.

2021 Form 10-K

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s long-lived assets of restaurants impairment assessment process. This included controls related to the determination of the sales growth rates and the market rentals. To evaluate the sales growth rates, we compared the sales growth rates of a sample of restaurants to the historical sales growth rates and the Company’s operation plans for the respective restaurants. We performed sensitivity analyses over the sales growth rates for a selection of restaurants to assess their impact on the restaurants’ forecasted undiscounted cash flows. We involved valuation professionals with specialized skills and knowledge, who assisted in:

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

Evaluation of uncertain tax position

As discussed in Notes 2 and 17 to the consolidated financial statements, the Company recognizes the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not (more than a 50% likelihood) that the position would be sustained upon examination by tax authorities. Since 2016, the Company has been under a national audit on transfer pricing by the Chinese State Taxation Administration (“STA”) regarding the related party transactions for the period from 2006 to 2015.

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

•	Evaluating the Company’s identification and consideration of information that could significantly affect the recognition and measurement of the uncertain tax position; and
•

Evaluating the Company’s interpretation of applicable tax laws and regulations, technical analysis and the application of the accounting standards in assessing the recognition and measurement of the potential impact from the uncertain tax position.

/s/ KPMG Huazhen LLP

We have served as the Company’s auditor since 2016.

Shanghai, China
February 28, 2022

2021 Form 10-K

Consolidated Statements of Income

Yum China Holdings, Inc.

Years ended December 31, 2021, 2020 and 2019

(in US$ millions, except per share data)

	2021	2020	2019
Revenues
Company sales	$8,961	$7,396	$7,925
Franchise fees and income	153	148	148
Revenues from transactions with franchisees and unconsolidated affiliates	663	647	654
Other revenues	76	72	49
Total revenues	9,853	8,263	8,776
Costs and Expenses, Net
Company restaurants
Food and paper	2,812	2,342	2,479
Payroll and employee benefits	2,258	1,730	1,807
Occupancy and other operating expenses	2,664	2,226	2,373
Company restaurant expenses	7,734	6,298	6,659
General and administrative expenses	564	479	487
Franchise expenses	64	65	71
Expenses for transactions with franchisees and unconsolidated affiliates	649	633	645
Other operating costs and expenses	65	57	37
Closures and impairment expenses, net	34	55	36
Other income, net	(643)	(285)	(60)
Total costs and expenses, net	8,467	7,302	7,875
Operating Profit	1,386	961	901
Interest income, net	60	43	39
Investment (loss) gain	(54)	104	63
Income Before Income Taxes	1,392	1,108	1,003
Income tax provision	(369)	(295)	(260)
Net income – including noncontrolling interests	1,023	813	743
Net income – noncontrolling interests	33	29	30
Net Income – Yum China Holdings, Inc.	$990	$784	$713
Weighted-average common shares outstanding (in millions):
Basic	422	390	377
Diluted	434	402	388
Basic Earnings Per Common Share	$2.34	$2.01	$1.89
Diluted Earnings Per Common Share	$2.28	$1.95	$1.84

See accompanying Notes to Consolidated Financial Statements.

2021 Form 10-K

Consolidated Statements of Comprehensive Income

Yum China Holdings, Inc.

Years ended December 31, 2021, 2020 and 2019

(in US$ millions)

	2021	2020	2019
Net income - including noncontrolling interests	$1,023	$813	$743
Other comprehensive income (loss), net of tax of nil
Foreign currency translation adjustments	108	230	(32)
Comprehensive income - including noncontrolling interests	1,131	1,043	711
Comprehensive income - noncontrolling interests	40	43	30
Comprehensive Income - Yum China Holdings, Inc.	$1,091	$1,000	$681

See accompanying Notes to Consolidated Financial Statements.

2021 Form 10-K

Consolidated Statements of Cash Flows

Yum China Holdings, Inc.

Years ended December 31, 2021, 2020 and 2019

(in US$ millions)

	2021	2020	2019
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$1,023	$813	$743
Depreciation and amortization	516	450	428
Non-cash operating lease cost	424	368	339
Closures and impairment expenses	34	55	36
Gain from re-measurement of equity interest upon acquisition	(628)	(239)	—
Investment loss (gain)	53	(104)	(63)
Equity income from investments in unconsolidated affiliates	(44)	(62)	(69)
Distributions of income received from unconsolidated affiliates	32	55	73
Deferred income taxes	160	111	16
Share-based compensation expense	41	36	26
Changes in accounts receivable	(5)	(15)	(9)
Changes in inventories	(16)	17	(77)
Changes in prepaid expenses and other current assets	(28)	(15)	(3)
Changes in accounts payable and other current liabilities	118	65	171
Changes in income taxes payable	(26)	17	(8)
Changes in non-current operating lease liabilities	(461)	(394)	(381)
Other, net	(62)	(44)	(37)
Net Cash Provided by Operating Activities	1,131	1,114	1,185
Cash Flows – Investing Activities
Capital spending	(689)	(419)	(435)
Purchases of short-term investments	(6,114)	(4,499)	(1,024)
Purchases of long-term time deposits	(25)	(57)	—
Maturities of short-term investments	6,383	2,061	534
Contributions to unconsolidated affiliates	—	(17)	—
Acquisition of business, net of cash acquired	(115)	(288)	—
(Acquisitions) disposal of equity investments	(300)	54	—
Other, net	5	56	15
Net Cash Used in Investing Activities	(855)	(3,109)	(910)
Cash Flows – Financing Activities
Common stock issuance proceeds, net of issuance costs	—	2,195	—
Repurchase of shares of common stock	(75)	(8)	(265)
Cash dividends paid on common stock	(203)	(95)	(181)
Dividends paid to noncontrolling interests	(57)	(33)	(32)
Contributions from noncontrolling interests	37	—	—
Payment of acquisition related holdback	(8)	—	—
Other, net	(7)	(1)	(2)
Net Cash (Used in) Provided by Financing Activities	(313)	2,058	(480)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	15	40	(6)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(22)	103	(211)
Cash, Cash Equivalents and Restricted Cash - Beginning of Year	1,158	1,055	1,266
Cash, Cash Equivalents and Restricted Cash - End of Year	$1,136	$1,158	$1,055

Supplemental Cash Flow Data
Cash paid for income tax	255	170	255
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	269	203	150

See accompanying Notes to Consolidated Financial Statements.

2021 Form 10-K

Consolidated Balance Sheets

Yum China Holdings, Inc.

December 31, 2021 and 2020

(in US$ millions)

	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$1,136	$1,158
Short-term investments	2,860	3,105
Accounts receivable, net	67	99
Inventories, net	432	398
Prepaid expenses and other current assets	221	176
Total Current Assets	$4,716	$4,936
Property, plant and equipment, net	2,251	1,765
Operating lease right-of-use assets	2,612	2,164
Goodwill	2,142	832
Intangible assets, net	272	246
Deferred income taxes	106	98
Investments in unconsolidated affiliates	292	85
Other assets	832	749
Total Assets	$13,223	$10,875
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$2,332	$1,995
Income taxes payable	51	72
Total Current Liabilities	2,383	2,067
Non-current operating lease liabilities	2,286	1,915
Non-current finance lease obligations	40	28
Deferred income tax liabilities	425	227
Other liabilities	167	167
Total Liabilities	5,301	4,404

Redeemable Noncontrolling Interest	14	12

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 449 million shares and 440 million shares issued at December 31, 2021 and 2020, respectively; 428 million shares and 420 million shares outstanding at December 31, 2021 and 2020, respectively	4	4
Treasury stock	(803)	(728)
Additional paid-in capital	4,695	4,658
Retained earnings	2,892	2,105
Accumulated other comprehensive income	268	167
Total Yum China Holdings, Inc. Stockholders' Equity	7,056	6,206
Noncontrolling interests	852	253
Total Equity	7,908	6,459
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$13,223	$10,875

See accompanying Notes to Consolidated Financial Statements.

2021 Form 10-K

Consolidated Statements of Equity

Yum China Holdings, Inc.

Years ended December 31, 2021, 2020 and 2019

(in US$ millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	(Loss) Income	Shares*	Amount	Interests	Equity	Interest
Balance at December 31, 2018	392	$4	$2,402	$944	$(17)	(13)	$(460)	$103	$2,976	$1
Net Income (loss)				713				32	745	(2)
Foreign currency translation adjustments					(32)			—	(32)	—
Comprehensive income (loss)									713	(2)
Dividends declared								(34)	(34)
Cash dividends declared ($0.48 per common share)				(181)					(181)
Repurchase of shares of common stock						(6)	(261)		(261)
Exercise and vesting of share-based awards	3	—	—						—
Share-based compensation			26						26
Revaluation of redeemable noncontrolling interest			(1)						(1)	1
Cumulative effect of accounting change				(60)				(3)	(63)
Balance at December 31, 2019	395	$4	$2,427	$1,416	$(49)	(19)	$(721)	$98	$3,175	$—
Net Income				784				29	813	—
Foreign currency translation adjustments					216			14	230	—
Comprehensive income									1,043	—
Dividends declared								(32)	(32)
Cash dividends declared ($0.24 per common share)				(95)					(95)
Acquisition of business								144	144	12
Issuance of common stock, net of issuance costs	42	—	2,193						2,193
Repurchase of shares of common stock						—	(7)		(7)
Exercise and vesting of share-based awards	3	—	2						2
Share-based compensation			36						36
Balance at December 31, 2020	440	$4	$4,658	$2,105	$167	(20)	$(728)	$253	$6,459	$12
Net Income				990				32	1,022	1
Foreign currency translation adjustments					101			7	108	—
Comprehensive income									1,130	1
Dividends declared								(39)	(39)
Cash dividends declared ($0.48 per common share)				(203)					(203)
Acquisition of business								562	562
Contributions from noncontrolling interests								37	37
Repurchase of shares of common stock						(1)	(75)		(75)
Exercise and vesting of share-based awards	2	—	(3)						(3)
Exercise of the warrants	8	—	—						—
Share-based compensation			41						41
Revaluation of redeemable noncontrolling interest			(1)						(1)	1
Balance at December 31, 2021	449	$4	$4,695	$2,892	$268	(21)	$(803)	$852	$7,908	$14

*: Shares may not add due to rounding.

See accompanying Notes to Consolidated Financial Statements.

2021 Form 10-K

Notes to Consolidated Financial Statements

(Tabular amounts in US$ millions, except for number of shares and per share data)

Note 1 – Description of Business

Yum China Holdings, Inc. (“Yum China” and, together with its subsidiaries, the “Company,” “we,” “us,” and “our”) was incorporated in Delaware on April 1, 2016.

The Company owns, franchises or has ownership in entities that own and operate restaurants (also referred to as “stores” or “units”) under the KFC, Pizza Hut, Little Sheep, Huang Ji Huang, Lavazza, COFFii & JOY, Taco Bell, and East Dawning concepts (collectively, the “concepts”). In connection with the separation of the Company in 2016 from its former parent company, Yum! Brands, Inc. (“YUM”), a 50-year master license agreement was entered into between Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company and YUM, through YRI China Franchising LLC, a subsidiary of YUM, effective from January 1, 2020 and previously through Yum! Restaurants Asia Pte. Ltd., another subsidiary of YUM, from October 31, 2016 to December 31, 2019, with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew, for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China (the “PRC” or “China”), excluding Hong Kong, Macau and Taiwan. In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. We own the intellectual property of Little Sheep, Huang Ji Huang, COFFii & JOY and East Dawning, and pay no license fee related to these concepts.

In 1987, KFC was the first quick-service restaurant brand to enter China. As of December 31, 2021, there are over 8,100 KFC stores in China. We maintain a 58%, 70%, and 83% controlling interest in the entities that own and operate the KFCs in and around Shanghai, Beijing and Wuxi, respectively. During the third quarter of 2020, the Company completed the acquisition of an additional 25% equity interest in an unconsolidated affiliate that operates KFC stores in and around Suzhou, China (“Suzhou KFC”), for cash consideration of $149 million. Upon closing of the acquisition, the Company increased its equity interest to 72%, allowing the Company to consolidate Suzhou KFC. During the fourth quarter of 2021, the Company completed its investment of a 28% equity interest in Hangzhou Catering Service Group (“Hangzhou Catering”), for cash consideration of $255 million. Upon closing, the Company directly and indirectly holds an approximately 60% equity interest in the Hangzhou KFC joint venture that operates KFC stores in and around Hangzhou, China (“Hangzhou KFC”), allowing the Company to consolidate Hangzhou KFC. These acquisitions were considered immaterial. We began consolidating Suzhou KFC and Hangzhou KFC upon the completion of acquisition.

The first Pizza Hut in China opened in 1990. As of December 31, 2021, there are over 2,500 Pizza Hut restaurants in China.

In the second quarter of 2020, the Company partnered with Luigi Lavazza S.p.A. (“Lavazza Group”), the world renowned family-owned Italian coffee company, and entered into a joint venture to explore and develop the Lavazza coffee shop concept in China. In September 2021, the Company and Lavazza Group entered into agreements for the previously formed joint venture (“Lavazza joint venture”) to accelerate the expansion of Lavazza coffee shops in China. Upon execution of these agreements, the Company controls and consolidates the joint venture with its 65% equity interest. The acquisition was considered immaterial.

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of Little Sheep, Huang Ji Huang, Lavazza, COFFii & JOY, Taco Bell, East Dawning, Daojia and our e-commerce business, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Additional details on our segment reporting are included in Note 18.

2021 Form 10-K

The Company’s common stock is listed on the New York Stock Exchange ("NYSE") under the symbol “YUMC”. On September 10, 2020, the Company completed a secondary listing of its common stock on the Main Board of the Hong Kong Stock Exchange ("HKEX") under the stock code “9987”, in connection with a global offering of 41,910,700 shares of its common stock.   Net proceeds raised by the Company from the global offering after deducting underwriting fees and the offering expenses amounted to $2.2 billion.

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

Our most significant variable interests are in entities that operate restaurants under franchise arrangements. We do not generally have an equity interest in our franchisee businesses. Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees. We have variable interests in certain entities that operate restaurants under franchise agreements through real estate lease arrangements with them to which we are a party. At December 31, 2021, the Company had future lease payments due from franchisees, on a nominal basis, of approximately $38 million. As our franchise arrangements provide our franchisee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

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

We consolidate the entities that operate KFCs in and around Shanghai, Beijing, Wuxi, Suzhou and Hangzhou, as well as the Lavazza joint venture where we have controlling interests since the acquisition dates.

Comparative Information. Certain comparative items in the Consolidated Financial Statements have been reclassified to conform to the current year’s presentation to facilitate comparison.

Fiscal Calendar. Our fiscal year ends on December 31, with each quarter comprised of three months.

2021 Form 10-K

Foreign Currency. Our functional currency for the operating entities in China is the Chinese Renminbi (“RMB”), the currency of the primary economic environment in which they operate. Income and expense accounts for our operations are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities are then translated into U.S. dollars at exchange rates in effect at the balance sheet date. Foreign currency translation adjustments are recorded in the Accumulated other comprehensive income on the Consolidated Balance Sheets. Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency, to the extent they arise, are included in Other income, net in our Consolidated Statements of Income.

Franchise Operations. We execute agreements which set out the terms of our arrangement with franchisees. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and their payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

The 3% license fees we pay to YUM for the right to sublicense the KFC, Pizza Hut and Taco Bell intellectual property to franchisees and unconsolidated affiliates are recorded in Franchise expenses. License fees due to YUM for our Company-owned stores are included in Occupancy and other operating expenses. Total license fees paid to YUM were $298 million, $256 million and $273 million during the years ended December 31, 2021, 2020 and 2019, respectively.

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

2021 Form 10-K

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

Franchise Fees and Income

Franchise fees and income primarily include upfront franchise fees, such as initial fees and renewal fees, and continuing fees. We have determined that the services we provide in exchange for upfront franchise fees and continuing fees are highly interrelated with the franchise right. We recognize upfront franchise fees received from a franchisee as revenue over the term of the franchise agreement or the renewal agreement because the franchise rights are accounted for as rights to access our symbolic intellectual property. The franchise agreement term is generally 10 years for KFC and Pizza Hut, five or 10 years for Little Sheep, and three or 10 years for Huang Ji Huang. We recognize continuing fees, which are based upon a percentage of franchisee sales, as those sales occur.

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

2021 Form 10-K

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

Direct Marketing Costs. We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown. Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant. Our direct marketing expenses incurred for Company-owned restaurants were $368 million, $307 million and $344 million in 2021, 2020 and 2019, respectively, and were included in Occupancy and other operating expenses. In addition, the direct marketing costs incurred for franchisees and unconsolidated affiliates were $55 million, $60 million and $65 million in 2021, 2020 and 2019, respectively, and were recorded in Expenses for transactions with franchisees and unconsolidated affiliates.

Research and Development Expenses. Research and development expenses associated with our food innovation activities, which are expensed as incurred, are reported in general and administrative ("G&A") expenses. Research and development expenses were $6 million, $3 million and $4 million in 2021, 2020 and 2019, respectively.

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

Impairment or Disposal of Long-Lived Assets. Long-lived assets, primarily Property, plant and equipment (“PP&E”) and operating lease right-of-use (“ROU”) assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are not recoverable if their carrying value is higher than the undiscounted cash flows we expect to generate from such assets. If the assets are not deemed to be recoverable, impairment is measured based on the excess of their carrying value over their fair value.

2021 Form 10-K

For purposes of impairment testing for our restaurants, we have concluded that an individual restaurant is the lowest level of independent cash flows unless our intent is to refranchise restaurants as a group. We review our long-lived assets of such individual restaurants (primarily operating lease ROU assets and PP&E) semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. Our primary indicators of potential impairment for our semi-annual impairment testing of these restaurant assets include two consecutive years of operating losses after a restaurant has been open for three years. We evaluate the recoverability of these restaurant assets by comparing the forecasted undiscounted cash flows of the restaurant’s operation, which are based on our entity-specific assumptions, to the carrying value of such assets. The forecasted undiscounted cash flows incorporate our best estimate of sales growth based upon our operation plans for the unit and actual results at comparable restaurants. For restaurant assets that are not deemed to be recoverable, we write down an impaired restaurant to its estimated fair value, which becomes its new cost basis. Fair value is an estimate of the price market participants would pay for the restaurant and its related assets. In determining the fair value of restaurant-level assets, we considered the highest and best use of the assets from market participants’ perspective, which is represented by the higher of the forecasted discounted cash flows from operating restaurants and the price market participants would pay to sub-lease the operating lease ROU assets and acquire remaining restaurant assets, even if that use differs from the current use by the Company. The after-tax cash flows incorporate reasonable assumptions we believe a franchisee would make such as sales growth and include a deduction for royalties we would receive under a franchise agreement with terms substantially at market. The discount rate used in the fair value calculation is our estimate of the required rate-of-return that a franchisee would expect to receive when purchasing a similar restaurant and the related long-lived assets. The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows. Estimates of the price market participants would pay to sub-lease the operating lease ROU assets are based on comparable market rental information that could be reasonably obtained for the property. In situations where the highest and best use of the restaurant-level assets from market participants’ perspective is represented by sub-leasing the operating lease ROU assets and acquiring remaining restaurant assets, the Company continues to use these assets in operating its restaurant business, which is consistent with its long-term strategy of growing revenue through operating restaurant concepts.

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

2021 Form 10-K

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

2021 Form 10-K

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

In addition, when we acquire additional equity interest in the unconsolidated affiliates to obtain control, it may result in gain or loss from re-measurement of our previously held equity interest at fair value using a discounted cash flow valuation approach and incorporating assumptions and estimates that are Level 3 inputs. Key assumptions used in estimating future cash flows included projected revenue growth and costs and expenses, which were based on internal projections, store expansion plans, historical performance of stores and the business environment, as well as the selection of an appropriate discount rate based on the weighted-average cost of capital which includes company-specific risk premium.

Cash and Cash Equivalents. Cash equivalents represent highly liquid investments with original maturities not exceeding three months and are primarily comprised of time deposits, fixed income debt securities and money market funds. Cash and overdraft balances that meet the criteria for right to offset are presented net on our Consolidated Balance Sheets.

Short-term Investments. Short-term investments purchased primarily represent time deposits, fixed income debt securities with original maturities of over three months but less than one year when purchased, and certain structured deposits that are principal-protected and provide returns in the form of both fixed and variable interests. Such variable interest rates indexed to gold prices or foreign exchange rates are considered embedded derivatives and bifurcated from host contracts, and measured at fair value on a recurring basis. The fair value change of the embedded derivatives is recorded in Investment gain or loss in the Consolidated Statements of Income. The remaining host contracts to receive guaranteed principal and fixed interest are measured at amortized cost, with accretion of interest recorded in Interest income in the Consolidated Statements of Income. As of December 31, 2021 and 2020, there were no outstanding balances for structured deposits containing embedded derivatives. See Note 13 for detail discussion on our Short-term Investments.

2021 Form 10-K

Accounts Receivable. Accounts Receivable primarily consist of trade receivables and royalties from franchisees and unconsolidated affiliates, and are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts receivable on the Consolidated Balance Sheets. Prior to the adoption of ASC 326, our provision for uncollectible receivable balances was based upon pre-defined aging criteria or upon the occurrence of other events that indicated that we may not collect the balance due. Additionally, we monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe it is probable that our franchisees will be unable to make their required payments. Upon adoption of ASC 326 starting from January 1, 2020, our provision of credit losses for accounts receivable is based upon the current expected credit losses ("CECL") model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of December 31, 2021 and 2020, the ending balances of provision for accounts receivable were both $1 million, and amounts of accounts receivable past due were immaterial. Receivables due from unconsolidated affiliates including accounts receivable and dividend receivables were insignificant as of December 31, 2021, and $50 million as of December 31, 2020.

Receivables from Payment Processors or Aggregators. Receivables from payment processors such as WeChat and Alipay or aggregators are cash due from them for clearing transactions and are included in Prepaid expenses and other current assets. The cash was paid by customers through these payment processors or aggregators for food provided by the Company. The Company considers and monitors the credit worthiness of the third-party payment processors and aggregators used. Prior to the adoption of ASC 326, an allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Upon adoption of ASC 326 starting from January 1, 2020, we adopted the same methodology of estimating expected credit losses based upon the CECL model as described above. Receivable balances are written off after all collection efforts have been exhausted. As of December 31, 2021 and 2020, no allowance for doubtful accounts was provided for such receivables.

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

Leases. The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”) and subsequent amendments issued by the Financial Accounting Standards Board (“FASB”) on January 1, 2019, using a modified retrospective method for leases that exist at, or are entered into after, January 1, 2019.

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

2021 Form 10-K

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

From time to time, we purchase the rights to use government-owned land and the building occupying the land for a fixed period of time. Prior to the adoption of ASC 842, these land use rights and related buildings were recorded in Other Assets and Property, Plant and Equipment in our Consolidated Balance Sheets, and are amortized on a straight-line basis over the term of the land use rights. Upon the adoption of ASC 842 on January 1, 2019, land use rights acquired are assessed in accordance with ASC 842 and recognized in ROU assets if they meet the definition of lease.

See Note 12 for further discussions on our leases.

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

2021 Form 10-K

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

Reacquired franchise rights	1 to 10 years
Huang Ji Huang franchise related assets	19 years
Daojia platform	8 years
Customer-related assets	2 to 15 years
Others	up to 20 years

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

During the year ended December 31, 2019, we recorded an impairment charge of $11 million on intangible assets and goodwill attributable to the Daojia business. See Note 6 for additional details.

Equity Investments. The Company’s equity investments include investments in unconsolidated affiliates and investments in equity securities with readily determinable fair value.

2021 Form 10-K

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

See Note 3 for further discussions on our equity investments.

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

When the noncontrolling interest is redeemable at the option of the noncontrolling shareholder, or contingently redeemable upon the occurrence of a conditional event that is not solely within the control of the Company, the noncontrolling interest is separately classified as mezzanine equity. In connection with the acquisition of Huang Ji Huang and Daojia, redeemable noncontrolling interests were initially recognized at fair value and classified outside of permanent equity on our Consolidated Balance Sheets due to redemption rights being held by noncontrolling shareholders. Subsequent changes in the redemption value of redeemable noncontrolling interests are immediately recognized as they occur and adjusted to the carrying amount of redeemable noncontrolling interests.

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

2021 Form 10-K

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

As of December 31, 2021 and 2020, an input VAT credit asset of $322 million and $270 million were recorded in Other assets, respectively, and payable of $2 million and $6 million, were recorded in Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against VAT payables more than one year from December 31, 2021. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the credit expected to be used within one year can be reasonably determined.

Earnings Per Share. Basic earnings per share represent net earnings to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. See Note 5 for further information.

Common Stock Repurchases. We may repurchase shares of Yum China common stock under a program authorized by our board of directors from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. Shares repurchased are included in treasury stock in the financial statements. See Note 16 for further information.

Recently Adopted Accounting Pronouncements

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

2021 Form 10-K

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

Note 3 – Business Acquisitions and Equity Investments

Consolidation of Hangzhou KFC and Equity Investment in Hangzhou Catering

During the fourth quarter of 2021, the Company completed its investment of a 28% equity interest in Hangzhou Catering for cash consideration of $255 million. Hangzhou Catering holds a 45% equity interest in Hangzhou KFC, of which the Company previously held a 47% equity interest. Along with the investment, the Company also obtained two additional board seats in Hangzhou KFC. Upon completion of the transaction, the Company directly and indirectly holds an approximately 60% equity interest in Hangzhou KFC and has majority representation on the board, and thus obtained control over Hangzhou KFC and started to consolidate its results from the acquisition date.

As a result of the consolidation of the Hangzhou KFC, the Company also recognized a gain of $618 million in the fourth quarter of 2021 from the re-measurement of our previously held equity interest at fair value. The gain was recorded in Other income, net and not allocated to any segment for performance reporting purposes. Additionally, $66 million of the purchase price was allocated to the reacquired franchise right, which is amortized over the remaining franchise contract period of 1 year.

In addition to its equity interest in Hangzhou KFC, Hangzhou Catering operates approximately 60 Chinese dining restaurants under four time-honored brands and a food processing business. The Company applies equity method of accounting to the 28% equity interests in Hangzhou Catering excluding the Hangzhou KFC business and classified this investment in Investment in unconsolidated affiliates based on its then fair value. The Company elected to report its share of Hangzhou Catering’s financial results with a one-quarter lag because its results are not available in time for the Company to record them in the concurrent period. As a result, no equity income from Hangzhou Catering was recorded in 2021.

Consolidation of Suzhou KFC

In the third quarter of 2020, the Company completed the acquisition of an additional 25% equity interest in Suzhou KFC for cash consideration of $149 million, increasing our equity interest to 72%, and thus the Company obtained control over the joint venture and started to consolidate Suzhou KFC from the acquisition date.

As a result of the consolidation of Suzhou KFC, the Company also recognized a gain of $239 million in the third quarter of 2020, from the re-measurement of our previously held equity interest at fair value. The gain was recorded in Other income, net and not allocated to any segment for performance reporting purposes.

Additionally, $61 million of the purchase price was allocated to the reacquired franchise right in 2020, which is amortized over the remaining franchise contract period of 2.4 years.

2021 Form 10-K

Consolidation of Lavazza Joint Venture

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

As a result of the consolidation of the Lavazza joint venture, the Company also recognized a gain of $10 million in the third quarter of 2021 from the re-measurement of our previously held equity interest at fair value. The gain was recorded in Other income, net and not allocated to any segment for performance reporting purposes.

Acquisition of Huang Ji Huang Group

On April 8, 2020, the Company completed the acquisition of a 93.3% interest in the Huang Ji Huang group (“Huang Ji Huang”), a leading Chinese-style casual dining franchise business, for cash consideration of $185 million. Huang Ji Huang became an operating segment of the Company. See Note 9 for the Company’s goodwill and intangible assets acquired from our acquisition of Huang Ji Huang.

Fujian Sunner Development Co., Ltd. (“Sunner”) Investment

In the first quarter of 2021, the Company acquired a 5% equity interest in Sunner, a Shenzhen Stock Exchange listed company, for a total consideration of approximately $261 million. Sunner is China’s largest white-feathered chicken producer and the Company’s largest poultry supplier.

The Company accounted for the equity securities at fair value based on their closing market price on each measurement date, with subsequent fair value changes recorded in our Consolidated Statements of Income.

In May 2021, a senior executive of the Company was nominated and appointed to Sunner’s board of directors upon Sunner’s shareholder approval. Through this representation, the Company participates in Sunner’s policy making process. The representation on the board, along with the Company being Sunner’s second largest shareholder, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment and reclassified this investment from Other assets to Investment in unconsolidated affiliates in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. In 2021, the Company’s equity income from Sunner was immaterial. The unrealized loss of $22 million was included in Investment gain or loss in our Consolidated Statements of Income for the year ended December 31, 2021, representing changes in fair value before the equity method of accounting was applied.

Since Sunner became the Company’s unconsolidated affiliate in May 2021, the Company purchased inventories of $318 million from Sunner for the year ended December 31, 2021, and the Company’s accounts payable and other current liabilities due to Sunner were $56 million as of December 31, 2021.

As of December 31, 2021, the Company’s investment in Sunner was stated at the carrying amount of $248 million, which was $171 million higher than the Company’s interest in Sunner’s underlying net assets. Of this basis difference, $20 million was related to finite-lived intangible assets which are being amortized over estimated useful life of 20 years. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of December 31, 2021, the market value of the Company’s investment in Sunner was $237 million based on its quoted closing price.

2021 Form 10-K

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

A summary of pre-tax gains or losses on investment in equity securities of Meituan recognized, which was included in Investment gain or loss in our Consolidated Statements of Income, is as follows:

	2021	2020	2019
Unrealized (losses) gains recorded on equity securities still held as of the end of the year	$(38)	$105	$63
Losses recorded on equity securities sold during the year	—	(1)	—
(Losses) gains recorded on equity securities	$(38)	$104	$63

Note 4 – Revenue

The following table presents revenue disaggregated by types of arrangements and segments:

	2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$6,816	$2,092	$53	$—	$8,961	$—	$8,961
Franchise fees and income	120	8	25	—	153	—	153
Revenues from transactions with franchisees and unconsolidated affiliates	59	6	98	500	663	—	663
Other revenues	8	3	297	20	328	(252)	76
Total revenues	$7,003	$2,109	$473	$520	$10,105	$(252)	$9,853

2021 Form 10-K

	2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$5,633	$1,721	$42	$—	$7,396	$—	$7,396
Franchise fees and income	125	5	18	—	148	—	148
Revenues from transactions with franchisees and unconsolidated affiliates	61	4	60	522	647	—	647
Other revenues	2	—	122	6	130	(58)	72
Total revenues	$5,821	$1,730	$242	$528	$8,321	$(58)	$8,263

	2019
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$5,839	$2,045	$41	$—	$7,925	$—	$7,925
Franchise fees and income	136	4	8	—	148	—	148
Revenues from transactions with franchisees and unconsolidated affiliates	64	4	28	558	654	—	654
Other revenues	1	1	81	4	87	(38)	49
Total revenues	$6,040	$2,054	$158	$562	$8,814	$(38)	$8,776

2021 Form 10-K

Franchise Fees and Income

	2021	2020	2019
Initial fees, including renewal fees	$8	$8	$8
Continuing fees and rental income	145	140	140
Franchise fees and income	$153	$148	$148

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets in the Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees and unconsolidated affiliates. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $7 million and $9 million at December 31, 2021 and 2020, respectively.

Contract Liabilities

Contract liabilities at December 31, 2021 and 2020 were as follows:

	2021	2020
Contract liabilities
- Deferred revenue related to prepaid stored-value products	$134	$117
- Deferred revenue related to upfront franchise fees	30	38
- Deferred revenue related to customer loyalty programs	25	23
- Deferred revenue related to privilege membership programs	18	27
- Others	1	1
Total	$208	$206

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs, and customer loyalty programs is included in Accounts payable and other current liabilities in the Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of the year amounted to $127 million and $95 million in 2021 and 2020, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the years presented.

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

2021 Form 10-K

Note 5 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted earnings per share (in millions, except for per share data):

	2021	2020	2019
Net Income – Yum China Holdings, Inc.	$990	$784	$713
Weighted-average common shares outstanding (for basic calculation)(a)	422	390	377
Effect of dilutive share-based awards(a)	6	7	8
Effect of dilutive warrants(b)	6	5	3
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	434	402	388
Basic Earnings Per Share	$2.34	$2.01	$1.89
Diluted Earnings Per Share	$2.28	$1.95	$1.84
Share-based awards excluded from the diluted EPS computation(c)	2	3	2

(a)

As a result of the separation, shares of Yum China common stock were distributed to YUM’s shareholders of record as of October 19, 2016 and were included in the calculated weighted-average common shares outstanding. Holders of outstanding YUM equity awards generally received both adjusted YUM awards and Yum China awards, or adjusted awards of either YUM or Yum China in their entirety. Any subsequent exercise of these awards, whether held by the Company’s employees or YUM’s employees, would increase the number of common shares outstanding. The incremental shares arising from outstanding equity awards are included in the computation of diluted EPS, if there is dilutive effect. See Note 15 for a further discussion of share-based compensation. In September 2020, 41,910,700 common shares were issued as a result of the Company’s global offering and secondary listing on the HKEX and they were included in the calculated weighted-average common shares outstanding.

(b)

Pursuant to the investment agreements dated September 1, 2016 (Note 11), Yum China issued to strategic investors two tranches of warrants on January 9, 2017, with each tranche initially providing the right to purchase 8,200,405 shares of Yum China common stock, at an initial exercise price of $31.40 and $39.25 per share, respectively, subject to customary anti-dilution adjustments. The warrants were exercisable at any time through October 31, 2021. The incremental shares arising from outstanding warrants were included in the computation of diluted EPS, if there is dilutive effect when the average market price of Yum China common stock for the year exceeds the applicable exercise price of the warrants. During 2021, an aggregate of 7,534,316 common shares were issued as a result of the cashless exercise of all warrants outstanding, which upon exercise were excluded from the calculation of dilutive warrants and included in the weighted-average common shares outstanding.

(c)

These outstanding SARs, RSUs and PSUs were excluded from the computation of diluted EPS because to do so would have been antidilutive for the years presented, or because certain PSUs are contingently issuable based on the achievement of performance and market conditions, which have not been met as of December 31, 2021 and 2020.

2021 Form 10-K

Note 6 – Items Affecting Comparability of Net Income

Impact of COVID-19 Pandemic

Starting in the first quarter of 2020, the COVID-19 pandemic significantly impacted the Company’s operations, resulting in a significant decline in Operating profit mainly driven by same-store sales declines and temporary store closures. While operating results improved sequentially in the last three quarters of 2020 and the first half of 2021, multiple waves of Delta-variant outbreaks persisted throughout the second half of 2021, spreading to nearly all provinces in China. As a result, the Company’s operations and financial results were significantly affected in the second half of 2021. Operating profit for the years ended December 31, 2021, 2020 and 2019 was $1,386 million, $961 million and $901 million, respectively. Excluding the impacts of $628 million and $239 million in gains from the re-measurement of our previously held equity interests in former unconsolidated affiliates recognized upon acquisition in 2021 and 2020, respectively, as described in Note 3, the Operating profit for the years ended December 31, 2021, 2020 and 2019 was $758 million, $722 million and $901 million, respectively.

Consolidation of Former Unconsolidated Affiliates

In the fourth and third quarter of 2021, as a result of the consolidation of Hangzhou KFC and the Lavazza joint venture, the Company recognized a gain of $618 million and $10 million, respectively, from the re-measurement of our previously held equity interest at fair value. In the third quarter of 2020, the Company recognized a re-measurement gain of $239 million as a result of the consolidation of Suzhou KFC. See Note 3 for additional information.

Store Impairment Charges

We recorded store impairment charges of $48 million, $66 million and $38 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in store impairment charges in both 2021 and 2020 as compared to 2019 mainly resulted from the adverse effects of the COVID-19 pandemic. See Note 13 for additional information.

Fair Value Changes for Investment in Equity Securities

In September 2018, we invested in the equity securities of Meituan, the fair value of which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our consolidated statements of income. We recorded related pre-tax loss of $38 million for 2021 and related pre-tax gains of $104 million and $63 million for 2020 and 2019, respectively.

In the first quarter of 2021, we invested in a 5% equity interest in Sunner. The investment in Sunner was recorded at fair value based on their closing market price on each measurement date before it became subject to the equity method of accounting when the Company established significant influence over the operating and financial policies of Sunner in May 2021. We recorded related pre-tax loss of $22 million for 2021, representing changes in fair value before the equity method of accounting was applied.

See Note 3 for additional information on our investment in Meituan and Sunner.

2021 Form 10-K

Impairment of Goodwill and Intangible Assets

During the year ended December 31, 2019, we recorded impairment charges of $2 million on the intangible assets acquired from the Daojia business and goodwill related to Daojia reporting unit was fully impaired, resulting in an impairment charge of $9 million.

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

For the year ended December 31, 2019, these non-cash impairment charges totaling $11 million were included in Closures and impairment expenses in our Consolidated Statements of Income, but were not allocated to any segment for performance reporting purposes. We recorded a tax benefit of $1 million associated with the impairment, and allocated $2 million of the after-tax impairment charge to Net Income - noncontrolling interests, which resulted in a net impairment charge of $8 million allocated to Net Income - Yum China Holdings, Inc., for the year ended December 31, 2019 .

Partner PSU Awards

In February 2020, the Company’s board of directors approved new grants of SARs, RSUs and PSUs to employees under the Yum China Holdings, Inc. Long Term Incentive Plan (the “2016 Plan”). The awards will be earned based on their respective vesting terms, with PSUs subject to market conditions or performance conditions. A special award of PSUs (“Partner PSU Awards”) was granted to select employees who were deemed critical to the Company’s execution of its strategic operating plan. These Partner PSU Awards will only vest if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares. Partner PSU Awards were granted to address increased competition for executive talent, motivate transformational performance and encourage management retention. Given the unique nature of these grants, the Compensation Committee of the Board does not intend to grant similar, special grants to the same employees during the performance period. The impact from these special awards is excluded from metrics that management uses to assess the Company’s performance. The Company recognized a share-based compensation cost of $8 million and $7 million, respectively, associated with the Partner PSU Awards for years ended December 31, 2021 and 2020.

Transition Tax

The U.S. Treasury Department and the IRS released the final transition tax regulations in the first quarter of 2019. We completed the evaluation of the impact on our transition tax computation based on the final regulations released in the first quarter of 2019 and recorded an additional income tax expense of $8 million for the transition tax accordingly.

2021 Form 10-K

Note 7– Other Income, net

	2021	2020	2019
Gain from re-measurement of equity interest upon acquisition(a)	$628	$239	$—
Equity income from investments in unconsolidated affiliates(b)	43	62	69
Amortization of reacquired franchise rights(c)	(43)	(22)	(14)
Derecognition of indemnification asset(d)	—	(3)	—
Foreign exchanges and other	15	9	5
Other income, net	$643	$285	$60

(a)

In the fourth and third quarter of 2021, as a result of the consolidation of Hangzhou KFC and the Lavazza joint venture, the Company recognized a gain of $618 million and $10 million, respectively, from the re-measurement of our previously held equity interest at fair value. In the third quarter of 2020, the Company recognized a re-measurement gain of $239 million as a result of the consolidation of Suzhou KFC. The re-measurement gains were not allocated to any segment for performance reporting purposes. (See Note 3 for additional information).

(b)

Includes equity income from our investments in Hangzhou KFC, Suzhou KFC and the Lavazza joint venture before we consolidated the results of these entities upon completion of acquisitions. (See Note 3 for additional information).

(c)

As a result of the acquisition of Hangzhou KFC, Suzhou KFC and Wuxi KFC, $66 million, $61 million and $61 million of the purchase price were allocated to intangible assets related to reacquired franchise rights, respectively, which are being amortized over the remaining franchise contract period of 1 year, 2.4 years and 5 years. (See Note 3 for additional information).

(d)

In the second quarter of 2020, the Company derecognized a $3 million indemnification asset previously recorded for the Daojia acquisition as the indemnification right pursuant to the purchase agreement expired. The expense was included in Other income, net, but was not allocated to any segment for performance reporting purposes.

Note 8 – Supplemental Balance Sheet Information

Accounts Receivable, net	2021	2020
Accounts receivable, gross	$68	$100
Allowance for doubtful accounts	(1)	(1)
Accounts receivable, net	$67	$99

Prepaid Expenses and Other Current Assets	2021	2020
Receivables from payment processors and aggregators	$45	$47
Dividends receivable from unconsolidated affiliates	—	10
Other prepaid expenses and current assets	176	119
Prepaid expenses and other current assets	$221	$176

2021 Form 10-K

Property, Plant and Equipment	2021	2020
Buildings and improvements	$2,695	$2,367
Finance leases, primarily buildings	52	36
Machinery and equipment and construction in progress	1,878	1,490
Property, plant and equipment, gross	4,625	3,893
Accumulated depreciation	(2,374)	(2,128)
Property, plant and equipment, net	$2,251	$1,765

Depreciation and amortization expense related to property, plant and equipment was $465 million, $421 million and $408 million in 2021, 2020 and 2019, respectively.

Other Assets	2021	2020
VAT assets	$322	$270
Land use right(a)	138	140
Investment in equity securities	122	160
Long-term deposits	101	83
Investment in long-term time deposits(b)	90	61
Costs to obtain contracts	7	9
Others	52	26
Other Assets	$832	$749

(a)	Amortization expense related to land use right was $5 million, $5 million and $4 million in 2021, 2020 and 2019, respectively.

(b)

As of December 31, 2021 and 2020, the Company had $90 million and $61 million invested in long-term time deposits, respectively, bearing a fixed interest rate with original maturity of three years. The asset is restricted for use in order to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements.

Accounts Payable and Other Current Liabilities	2021	2020
Accounts payable	$830	$708
Operating leases liabilities	508	448
Accrued compensation and benefits	283	238
Accrued capital expenditures	269	203
Contract liabilities	182	175
Accrued marketing expenses	71	73
Other current liabilities	189	150
Accounts payable and other current liabilities	$2,332	$1,995

Other Liabilities	2021	2020
Accrued income tax payable	$56	$66
Contract liabilities	26	31
Other noncurrent liabilities	85	70
Other liabilities	$167	$167

2021 Form 10-K

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2019
Goodwill, gross	$645	$235	$19	$391
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	254	235	19	—
Goodwill acquired(b)	524	465		59
Effect of currency translation adjustments	54	48	1	5
Balance as of December 31, 2020
Goodwill, gross	1,223	748	20	455
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$832	$748	$20	$64
Goodwill acquired(b)	1,288	1,272		16
Effect of currency translation adjustments	22	20	—	2
Balance as of December 31, 2021
Goodwill, gross	2,533	2,040	20	473
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$2,142	$2,040	$20	$82

(a)	Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.

(b)	Goodwill acquired resulted from the acquisitions of Hangzhou KFC and the Lavazza joint venture during 2021, and the acquisitions of Suzhou KFC and Huang Ji Huang during 2020 (Note 3).

Intangible assets, net as of December 31, 2021 and 2020 are as follows:

	2021				2020
	Gross Carrying Amount(a)	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights(c)	$295	$(191)	$—	$104	$223	$(144)	$—	$79
Huang Ji Huang franchise related assets	23	(2)	—	21	23	(1)	—	22
Daojia platform	16	(4)	(12)	—	16	(4)	(12)	—
Customer-related assets	12	(9)	(2)	1	12	(8)	(2)	2
Other	10	(5)	—	5	9	(4)	—	5
	$356	$(211)	$(14)	$131	$283	$(161)	$(14)	$108
Indefinite-lived intangible assets
Little Sheep trademark	$57	$—	$—	$57	$56	$—	$—	$56
Huang Ji Huang trademark	84	—	—	84	82	—	—	82
	$141	$—	$—	$141	$138	$—	$—	$138

Total intangible assets	$497	$(211)	$(14)	$272	$421	$(161)	$(14)	$246

(a)	Changes in gross carrying amount include effect of currency translation adjustment.

(b)	Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

(c)	Increase in gross carrying amount of reacquired franchise rights during the year ended December 31, 2021 primarily resulted from the acquisition of Hangzhou KFC (Note 3).

2021 Form 10-K

Amortization expense for finite-lived intangible assets was $45 million in 2021, $24 million in 2020 and $16 million in 2019. Amortization expense for finite-lived intangible assets is expected to approximate $104 million in 2022, $4 million in 2023, and $2 million in each of 2024, 2025 and 2026. Increase in expected amortization expenses for finite-lived intangible assets in 2022 primarily relates to reacquired franchise rights resulting from the acquisition of Hangzhou KFC (Note 3).

Note 10 – Credit Facilities

As of December 31, 2021, the Company had credit facilities of RMB3,471 million (approximately $546 million), comprised of onshore credit facilities of RMB2,200 million (approximately $346 million) in the aggregate and offshore credit facilities of $200 million in the aggregate.

The credit facilities had remaining terms ranging from less than one year to two years as of December 31, 2021. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China, Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC or London Interbank Offered Rate (“LIBOR”) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Interest on any outstanding borrowings is due at least monthly. Some of the onshore credit facilities contain sub-limits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of December 31, 2021, we had outstanding bank guarantees of RMB 177 million (approximately $28 million) to secure our lease payment to landlords for certain Company-owned restaurants. The credit facilities were therefore reduced by the same amount, while there were no borrowings outstanding as of December 31, 2021.

Note 11 – Investment Agreements with Strategic Investors

On September 1, 2016, YUM and the Company entered into investment agreements (the “Investment Agreements”) with each of Pollos Investment L.P., an affiliate of Primavera Capital Group (“Primavera”), and API (Hong Kong) Investment Limited, an affiliate of Zhejiang Ant Small and Micro Financial Services Group Co., Ltd. (“Ant Financial” and, together with Primavera, the “Investors”). Pursuant to the Investment Agreements, on November 1, 2016 (“Closing Date”), Primavera and Ant Financial invested $410 million and $50 million, respectively, for a collective $460 million investment (the “Investment”) in the Company in exchange for: (i) over 18 million shares of Yum China common stock and (ii) two tranches of warrants (the “Warrants”). Upon exercise, the first tranche of Warrants initially provided Primavera and Ant Financial with the right to purchase 7,309,057 and 891,348 shares of Yum China common stock, respectively, at an initial exercise price of $31.40 per share. The second tranche of Warrants initially provided Primavera and Ant Financial with the right to purchase the same number of shares of Yum China common stock under the first tranche of Warrants, at an initial exercise price of $39.25 per share. The Warrants were exercisable at any time through October 31, 2021 and contain customary anti-dilution protections, which were equity-classified and recorded in Additional paid in capital in the Consolidated balance sheet presented since December 2016, when the number of Warrants to be issued became fixed.

As of December 31, 2020, Primavera and Ant Financial had separately entered into pre-paid forward sale transactions with respect to all of their Warrants with several financial institutions, pursuant to which Primavera and Ant Financial would deliver their respective Warrants on the applicable settlement date.

In 2021, 7,534,316 shares of Yum China common stock were issued as a result of the cashless exercise of all Warrants, representing approximately 1.8% of Yum China common stock issued and outstanding as of December 31, 2021.

2021 Form 10-K

Note 12 – Leases

As of December 31, 2021, we leased approximately 10,000 properties in China for our Company-owned restaurants. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	2021/12/31	2020/12/31	Account Classification
Assets
Operating lease right-of-use assets(a)	$2,612	$2,164	Operating lease right-of-use assets
Finance lease right-of-use assets	33	20	Property, plant and equipment, net
Total leased assets	$2,645	$2,184

Liabilities
Current
Operating lease liabilities(a)	$508	$448	Accounts payable and other current liabilities
Finance lease liabilities	3	2	Accounts payable and other current liabilities
Non-current
Operating lease liabilities(a)	2,286	1,915	Non-current operating lease liabilities
Finance lease liabilities	40	28	Non-current finance lease liabilities
Total lease liabilities	$2,837	$2,393

(a)	Changes in balances of operating lease right-of-use assets and liabilities include impact from the acquisition of Hangzhou KFC.

2021 Form 10-K

Summary of Lease Cost			Account Classification
	2021	2020

Operating lease cost	$564	$496	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	3	2	Occupancy and other operating expenses
Interest on lease liabilities	2	2	Interest expense, net
Variable lease cost(b)	346	262	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	9	10	Occupancy and other operating expenses or G&A
Sublease income	(26)	(24)	Franchise fees and income or Other revenues
Total lease cost	$898	$748

(b)

The Company was granted $12 million and $36 million in lease concessions from landlords related to the effects of the COVID-19 pandemic for the years ended December 31, 2021 and 2020, respectively. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff Q&A document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted.

Supplemental Cash Flow Information
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$573	$493
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	2	2
Right-of-use assets obtained in exchange for new lease liabilities(c):
Operating leases	$541	$337
Finance leases	11	2

(c)

This supplemental non-cash disclosure for ROU obtained in exchange for new lease liabilities also includes noncash transactions resulting in adjustments to the lease liability or ROU asset due to modification or other reassessment events.

Lease Term and Discount Rate	2021	2020
Weighted-average remaining lease term (years)
Operating leases	7.2	7.0
Finance leases	11.3	10.9

Weighted-average discount rate
Operating leases	5.5%	5.8%
Finance leases	5.5%	5.8%

2021 Form 10-K

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of December 31, 2021 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
2022	$644	$6	$650
2023	547	6	553
2024	477	5	482
2025	400	5	405
2026	338	5	343
Thereafter	983	31	1,014
Total undiscounted lease payment	3,389	58	3,447
Less: imputed interest(d)	595	15	610
Present value of lease liabilities	$2,794	$43	$2,837

(d)

As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of December 31, 2021, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $161 million. These leases will commence between 2022 and 2026 with lease terms of 1 year to 20 years.

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

2021 Form 10-K

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term time deposits, and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred in 2021 and 2020.

		Fair Value Measurement or Disclosure at December 31, 2021
	Balance at December 31, 2021	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$321		$321
Money market funds	45	45
Fixed income debt securities(a)	163	63	100
Total cash equivalents	529	108	421	—
Short-term investments:
Time deposits	1,726		1,726
Fixed income debt securities(a)	1,055		1,055
Variable return investments	79	79
Total short-term investments	2,860	79	2,781	—
Other assets:
Investment in equity securities	122	122
Long-term time deposits	90		90
Total	$3,601	$309	$3,292	$—

		Fair Value Measurement or Disclosure at December 31, 2020
	Balance at December 31, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$601		$601
Fixed income debt securities(a)	207	207
Total cash equivalents	808	207	601	—
Short-term investments:
Time deposits	2,165		2,165
Fixed income debt securities(a)	784	104	680
Variable return investments	156	156
Total short-term investments	3,105	260	2,845	—
Other assets:
Investment in equity securities	160	160
Long-term time deposits	61		61
Total	$4,134	$627	$3,507	$—

(a)	Classified as held-to-maturity investments and measured at amortized cost.

2021 Form 10-K

Non-recurring fair value measurements

In addition, certain of the Company’s restaurant-level assets (including operating lease ROU assets, property, plant and equipment), goodwill and intangible assets, are measured at fair value based on unobservable inputs (Level 3) on a non-recurring basis, if determined to be impaired. As of December 31, 2021, the fair value of restaurant-level assets, if determined to be impaired, are primarily represented by the price market participant would pay to sub-lease the operating lease ROU assets and acquire remaining restaurants assets, which reflects the highest and best use of the assets. Significant unobservable inputs used in the fair value measurement include market rental prices, which were determined with the assistance of an independent valuation specialist. The direct comparison approach is used as the valuation technique by assuming sub-lease of each of these properties in its existing state with vacant possession. By making reference to lease transactions as available in the relevant market, comparable properties in close proximity have been selected and adjustments have been made to account for the difference in factors such as location and property size.

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the years ended December 31, 2021, 2020 and 2019. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective year-end dates.

	2021	2020	2019	Account Classification
Restaurant-level impairment(a)	32	52	28	Closure and impairment expenses, net
ROU impairment prior to the adoption of ASC 842(b)	—	—	82	Retained Earnings
Daojia impairment(c)	—	—	11	Closure and impairment expenses, net
Total	$32	$52	$121

(a)

Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted primarily from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. We performed an additional impairment evaluation in the first quarter of 2020, considering the adverse effects of the COVID-19 pandemic as an impairment indicator. A trend of continuing operating losses for certain restaurants due to the COVID-19 pandemic resulted in higher impairment during 2020 and 2021. We also performed an additional impairment evaluation upon adoption of ASC 842 in the first quarter of 2019. After considering the impairment charges recorded during the corresponding years, the fair value of assets as of the relevant measurement date was $112 million, $157 million and insignificant during the years ended December 31, 2021, 2020 and 2019, respectively.

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

(c)	See Note 6 for further discussion.

2021 Form 10-K

Note 14 –Retirement Plans

For executives who were hired or re-hired after September 30, 2001, YUM has implemented the YUM LRP. This is an unfunded, unsecured account-based retirement plan which allocates a percentage of pay to an account payable to the executive following the executive’s separation of employment from YUM or attainment of age 55. The Company adopted the YCHLRP upon separation while the assets and liabilities associated with these employees under YUM LRP were transferred to YCHLRP. YCHLRP will continue to be in effect until terminated by the Company’s board of directors. The terms of the YCHLRP are substantially similar to the terms of the YUM LRP. Under the YCHLRP, certain executives who are at least age 21, who are classified as salary level 12, who are not eligible to participate in a tax-qualified defined benefit plan, and who satisfy certain additional requirements as to work location and assignment, are eligible to participate in the YCHLRP if selected for participation by the Company. The YCHLRP is an unfunded, unsecured account-based retirement plan that allocates a percentage of pay to an account payable to an executive following the later to occur of the executive’s separation of employment from the Company or attainment of age 55. Under the YCHLRP, participants aged 55 or older are entitled to a lump sum distribution of their account balance on the last day of the calendar quarter that occurs on or follows their separation of employment. The liabilities attributable to our employees under the YCHLRP were insignificant as of December 31, 2021 and 2020.

YUM offers certain of the Company’s executives working in China retirement benefits under the Bai Sheng Restaurants China Holdings Limited Retirement Scheme (previously known as the Bai Sheng Restaurants (Hong Kong) Ltd. Retirement Scheme). Under this defined contribution plan, YUM provides a Company-funded contribution ranging from 5% to 10% of an executive’s base salary. Upon termination, participants will receive a lump sum equal to a percentage of the Company’s contributions inclusive of investment return. This percentage is based on a vesting schedule that provides participants with a vested 30% interest upon completion of a minimum of 3 years of service, and an additional 10% vested interest for each additional completed year, up to a maximum of 100%. The Company adopted the same plan after the separation and the contribution amount to the plan for the years ended December 31, 2021, 2020 and 2019 was insignificant.

As stipulated by Chinese state regulations, the Company participates in a government-sponsored defined contribution retirement plan. Substantially all employees are entitled to an annual pension equal to a fixed proportion of the average basic salary amount of the geographical area of their last employment at their retirement date. We are required to make contributions to the local social security bureau between 13% and 20% of the previous year’s average basic salary amount of the geographical area where the employees are under our employment. Contributions are recorded in the Consolidated Statements of Income as they become payable. We have no obligation for the payment of pension benefits beyond the annual contributions as set out above. In 2020, the Company also received one-time government subsidy related to COVID-19 in the form of a reduction in social security contributions, which was recognized as reduction to the related expenses when it was granted. The Company contributed $183 million, $167 million and $160 million to the government-sponsored plan for 2021, 2020 and 2019, respectively.

Note 15 – Share-Based Compensation

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

2021 Form 10-K

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

Award Valuation

Stock Options and SARs

The Company estimated the fair value of each stock option and SAR award granted to the Company’s employees as of the date of grant, using the BS model with the following assumptions:

	2021	2020	2019
Risk-free interest rate	0.4%	1.5%	2.5%
Expected term (years)	6.25	6.50	6.50
Expected volatility	33.9%	33.2%	32.0%
Expected dividend yield	0.8%	1.1%	1.2%

Share option and SAR awards granted to employees typically have a graded vesting schedule of 25% per year over four years and expire 10 years after grant. The Company uses a single weighted-average term for awards that have a graded vesting schedule and determined average terms of exercise based on analysis of the historical exercise and post-vesting termination behavior. Forfeitures were estimated based on historical experience. Historical data used to estimate the expected term and forfeiture rate were based on data associated with the Company’s employees who were granted share-based awards by YUM prior to the separation.

For those awards granted by the Company after the separation, the Company considered the volatility of common shares of comparable companies in the same business as the Company, as well as the historical volatility of the Company stock. The dividend yield was estimated based on the Company’s dividend policy at the time of the grant.

2021 Form 10-K

RSUs and PSUs

RSU awards generally vest over a three-year period with a majority of the awards cliff vesting at 100% on the third grant anniversary. The fair values of RSU awards are based on the closing price of the Company’s stock on the date of grant.

During 2019, the Company granted PSUs that are subject to market conditions and service conditions, cliff vesting at the end of the performance period. The number of shares to be distributed is based on the Company’s performance on its total shareholder return relative to its peer group in the MSCI International China Index, measured over a three-year performance period. The fair value of PSU awards was valued based on the outcome of the Monte-Carlo Simulation model (the “MCS model”) and amortized on a straight-line basis over the three-year period. The total amount of fair value for the PSUs granted in 2019 is immaterial.

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

The annual PSU awards granted in 2020 and 2021 are based on the Company’s achievement of performance goals including relative total shareholder return against the MSCI China Index, and will cliff vest only if threshold performance goals are achieved over a three-year performance period. The fair value of annual PSU awards was determined based on the outcome of the MCS model and closing price of the Company’s stock on the date of the grant. The assumptions used in determining the grant date fair value of annual PSU awards include the risk-free interest rate of 0.2% and expected volatility of 35.7% in 2021, and risk-free interest rate of 1.4% and expected volatility of 33.4% in 2020.

Compensation costs associated with annual and Partner PSU Awards are recognized on a straight-line basis over the performance period when performance conditions are probable of being achieved, adjusted for estimated forfeiture rate.

Others

Commencing from November 11, 2016, Yum China also granted annual awards of common stock to non-employee directors for their service on Yum China’s board of directors. The fair value of these awards is based on the closing price per share of the Company’s common stock on the date of grant. The shares were issued outright to the directors on the date of grant, with no conditions attached. Therefore, the fair value of the awards was fully recognized as expenses upon grant. For the years ended December 31, 2021, 2020 and 2019, a total of 31,182, 54,757 and 60,419 shares of Yum China common stock, respectively, were granted to non-employee directors and the grant-date fair value of $2.1 million, $2.6 million and $2.4 million, respectively, was immediately recognized in full in the Consolidated Statements of Income.

2021 Form 10-K

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of 2021	11,850		27.49
Granted	1,171		57.39
Exercised	(2,074)		21.56
Forfeited or expired	(124)		46.56
Outstanding at the end of 2021	10,823	(a)	31.65	5.09	205
Exercisable at the end of 2021	8,007		25.82	4.01	192

(a)

Outstanding awards include 182,083 stock options and 10,640,450 SARs with weighted-average exercise prices of $20.30 and $31.84, respectively. Outstanding awards represent Yum China awards held by employees of both the Company and YUM.

The weighted-average grant-date fair value of SARs granted in 2021, 2020 and 2019 was $17.44, $13.36 and $13.43, respectively. The total intrinsic value of stock options and SARs exercised by the Company’s employees during the years ended December 31, 2021, 2020 and 2019 was $22 million, $75 million and $39 million, respectively.

As of December 31, 2021, $29 million of unrecognized compensation cost related to unvested SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.69 years. This reflects unrecognized cost for both Yum China awards and YUM awards held by the Company’s employees. The total fair value at grant date or modification date of awards held by the Company’s employees that vested during 2021, 2020 and 2019 was $15 million, $15 million and $14 million, respectively.

RSUs

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested at the beginning of 2021	552	40.57
Granted	461	58.77
Vested	(291)	37.04
Forfeited or expired	(38)	50.93
Unvested at the end of 2021	684	53.77

The weighted-average grant-date fair value of RSUs granted in 2021, 2020 and 2019 was $58.77, $48.01 and $42.62, respectively. As of December 31, 2021, $23 million of unrecognized compensation cost related to 683,672 unvested RSUs, which will be reduced by any forfeiture that occurs, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.98 years. The total fair value at grant date of awards that vested during 2021, 2020 and 2019 was $11 million, $11 million and $4 million, respectively.

2021 Form 10-K

PSUs

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested at the beginning of 2021	1,148	40.49
Granted	135	68.04
Vested	(42)	59.56
Forfeited or expired	(8)	40.81
Unvested at the end of 2021	1,233	42.86

The weighted-average grant-date fair value of PSUs granted in 2021, 2020 and 2019 was $68.04, $39.78 and $57.41, respectively. As of December 31, 2021, $24 million of unrecognized compensation cost related to 1,232,599 unvested PSUs, which will be reduced by any forfeiture that occurs and adjusted based on the Company’s achievement of performance goals, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.94 years. The total fair value at grant date of awards that vested during 2021, 2020 and 2019 was $3 million, $3 million and nil respectively.

Impact on Net Income

Share-based compensation expense was $41 million, $36 million and $26 million for 2021, 2020 and 2019, respectively. Deferred tax benefits of $1 million was recognized in each of 2021, 2020 and 2019.

Note 16 – Equity

Immediately after the separation on October 31, 2016, Yum China authorized capital stock consisted of 1,000 million shares of common stock, par value $0.01 per share, and 364 million shares of Yum China common stock were issued and outstanding. As of December 31, 2021, 449 million shares of Yum China common stock were issued and 428 million shares were outstanding.

Share Repurchase Program

The Company repurchased 1.3 million, 0.2 million and 6.2 million shares of common stock at a total cost of $75 million, $7 million and $261 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, $617 million remained available for repurchase under the current authorization.

Cash Dividend

On October 4, 2017, the board of directors approved a regular quarterly cash dividend program, and declared an initial cash dividend of $0.10 per share on Yum China’s common stock in the fourth quarter of 2017. Beginning in the fourth quarter of 2018, we have paid a cash dividend of $0.12 per share. However, due to the unprecedented effects of the COVID-19 pandemic, the Company suspended its dividend payments in the second and third quarter of 2020. Cash dividends totaling $203 million, $95 million and $181 million were paid to stockholders in 2021, 2020 and 2019, respectively.

Accumulated Other Comprehensive Income (“AOCI”)

The Company’s other comprehensive income (loss) for the years ended December 31, 2021, 2020, and 2019 and AOCI balances as of December 31, 2021 and 2020 were comprised solely of foreign currency translation adjustments. Other comprehensive income was $108 million and $230 million for the years ended December 31, 2021 and 2020, respectively, and other comprehensive loss was $32 million for the years ended December 31, 2019. The accumulated balances reported in AOCI in the Consolidated Balance Sheets for currency translation adjustments were net gain of $268 million and $167 million as of December 31, 2021 and 2020, respectively. There was no tax effect related to the components of other comprehensive income for all years presented.

2021 Form 10-K

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

As a result of these PRC laws and regulations subject to the limit discussed above that require annual appropriations of 10% of after-tax income to be set aside, prior to payment of dividends as general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the PRC subsidiaries is approximately $1 billion as of December 31, 2021.

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

2021 Form 10-K

U.S. and foreign income (loss) before taxes are set forth below:

	2021	2020	2019
U.S.	$(1)	$(10)	$(7)
Mainland China	1,424	1,014	941
Other Foreign	$(31)	104	69
	$1,392	$1,108	$1,003

The details of our income tax provision are set forth below:

		2021	2020	2019
Current:	Federal	$—	$1	$16
	Foreign	209	183	228
		$209	$184	$244

Deferred:	Federal	$(8)	$26	$(1)
	Foreign	168	85	17
		$160	$111	$16
		$369	$295	$260

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2021		2020		2019
U.S. federal statutory rate	$292	21.0%	$233	21.0%	$211	21.0%
Impact from the Tax Act	—	—	—	—	8	0.8
Statutory rate differential attributable to foreign operations	73	5.2	63	5.7	53	5.3
Adjustments to reserves and prior years	(4)	(0.3)	(6)	(0.6)	(2)	(0.2)
Change in valuation allowances	9	0.7	1	0.1	2	0.2
Impact from investment (gain) loss	(1)	(0.1)	7	0.7	(10)	(1.0)
Other, net	—	—	(3)	(0.3)	(2)	(0.2)
Effective income tax rate	$369	26.5%	$295	26.6%	$260	25.9%

Statutory rate differential attributable to foreign operations. This item includes local taxes, withholding taxes, and shareholder-level taxes, net of foreign tax credits. A majority of our income is earned in China, which is generally subject to a 25% tax rate. The negative impact in 2021, 2020 and 2019 is primarily due to the U.S. federal statutory rate of 21%, which is lower than China’s statutory income tax rate.

Adjustments to reserves and prior years. This item includes: (1) changes in tax reserves, including interest thereon, established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position; and (2) the effects of reconciling income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets. The impact of certain effects or changes may affect items reflected in ‘Statutory rate differential attributable to foreign operations’.

Change in valuation allowances. This item relates to changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of using deferred tax assets that existed at the beginning of the year. The impact of certain changes may affect items reflected in ‘Statutory rate differential attributable to foreign operations’.

2021 Form 10-K

Impact from investment (gain) loss. This item primarily relates to impact of gain or loss on investment in equity securities of Meituan. The Company recorded $29 million of U.S. tax in 2020, including $22 million and $7 million related to gains on investment in equity securities of Meituan recognized during the year of 2020 and prior year, respectively.

Others. This item primarily includes the impact of permanent differences related to current year earnings, as well as U.S. tax credits and deductions.

The details of 2021 and 2020 deferred tax assets (liabilities) are set forth below:

	2021	2020
Operating losses and tax credit carryforwards	$43	$24
Tax benefit from Little Sheep restructuring	17	17
Employee benefits	3	3
Share-based compensation	5	5
Lease	64	62
Other liabilities	15	13
Deferred income and other	89	75
Gross deferred tax assets	236	199
Deferred tax asset valuation allowances	(53)	(42)
Net deferred tax assets	$183	$157
Intangible assets	(69)	(61)
Property, plant and equipment	(138)	(85)
Gain from re-measurement of equity interest upon acquisition	(245)	(87)
Unrealized gains from equity securities	(18)	(26)
Withholding tax on distributable earnings	(32)	(27)
Gross deferred tax liabilities	$(502)	$(286)
Net deferred tax (liabilities)	$(319)	$(129)
Reported in Consolidated Balance Sheets as:
Deferred income taxes	106	98
Deferred income tax liabilities	(425)	(227)
	$(319)	$(129)

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. Except for the planned but yet to be distributed earnings, we have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31, 2017 was subject to the one-time transition tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes. We estimate that our total temporary difference for which we have not provided foreign withholding taxes is approximately $3 billion at December 31, 2021. The foreign withholding tax rate on this amount is 5% or 10% depending on the manner of repatriation and the applicable tax treaties or tax arrangements.

At December 31, 2021, the Company had operating loss carryforwards of $186 million, primarily related to our Little Sheep and Daojia business as well as certain underperforming entities, most of which will expire by 2026. These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income.

2021 Form 10-K

Cash payments for tax liabilities on income tax returns filed were $255 million, $170 million and $255 million in 2021, 2020 and 2019, respectively.

We recognize the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020
Beginning of Year	$21	$19
Additions on tax positions	5	8
Reductions due to statute expiration	(6)	(6)
End of Year	$20	$21

In 2021 and 2020, our unrecognized tax benefits were increased by $5 million and $8 million, respectively. The unrecognized tax benefits balance of $20 million as of December 31, 2021 related to the uncertainty with regard to the deductibility of certain business expenses incurred, all of which, if recognized upon audit settlement or statute expiration, would affect the effective tax rate. The Company believes it is reasonably possible its unrecognized tax benefits of $20 million as of December 31, 2021, which is included in Other liabilities on the Consolidated Balance Sheet, may decrease by approximately $5 million in the next 12 months, which if recognized, would affect the 2022 effective tax rate. The accrued interest and penalties related to income taxes at December 31, 2021 and 2020 are set forth below:

	2021	2020
Accrued interest and penalties	$5	$5

During 2021, 2020 and 2019, a net benefit of nil, nil and $1 million for interest and penalties was recognized in our Consolidated Statements of Income as components of our income tax provision, respectively.

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

2021 Form 10-K

Note 18 –Segment Reporting

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of Little Sheep, Huang Ji Huang, Lavazza, COFFii & JOY, Taco Bell, East Dawning, Daojia and our e-commerce business, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate.

	2021
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenues
Revenue from external customers	$7,003	$2,109	$227	$514	$9,853	$—	$9,853
Inter-segment revenue	—	—	246	6	252	(252)	—
Total	$7,003	$2,109	$473	$520	$10,105	$(252)	$9,853

	2020
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenues
Revenue from external customers	$5,821	$1,730	$184	$528	$8,263	$—	$8,263
Inter-segment revenue	—	—	58	—	58	(58)	—
Total	$5,821	$1,730	$242	$528	$8,321	$(58)	$8,263

	2019
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenues
Revenue from external customers	$6,039	$2,054	$121	$562	$8,776	$—	$8,776
Inter-segment revenue	1	—	37	—	38	(38)	—
Total	$6,040	$2,054	$158	$562	$8,814	$(38)	$8,776

Operating Profit	2021	2020	2019
KFC(b)	$827	$801	$949
Pizza Hut	111	62	114
All Other Segments	(29)	(7)	(14)
Unallocated revenues from transactions with franchisees and unconsolidated affiliates(c)	500	533	558
Unallocated Other revenues	20	32	4
Unallocated expenses for transactions with franchisees and unconsolidated affiliates(c)	(497)	(531)	(554)
Unallocated Other operating costs and expenses	(17)	(30)	(4)
Unallocated and corporate G&A expenses	(171)	(144)	(145)
Unallocated Closures and impairment expense(d)	—	—	(11)
Unallocated Other income(e)	642	245	4
Operating Profit	1,386	961	901
Interest income, net(a)	60	43	39
Investment (loss) gain(a)	(54)	104	63
Income Before Income Taxes	$1,392	$1,108	$1,003

2021 Form 10-K

	Depreciation and Amortization
	2021	2020	2019
KFC	$378	$315	$290
Pizza Hut	111	113	120
All Other Segments	9	8	5
Corporate and Unallocated	18	14	13
	$516	$450	$428

	Impairment Charges
	2021	2020	2019
KFC(f)	$30	$32	$16
Pizza Hut(f)	13	29	20
All Other Segments(f)	5	5	2
Corporate and Unallocated(d)	—	—	11
	$48	$66	$49

	Capital Spending
	2021	2020	2019
KFC	$398	$257	$264
Pizza Hut	98	61	71
All Other Segments	16	5	10
Corporate and Unallocated	177	96	90
	$689	$419	$435

	Total Assets
	2021	2020
KFC(g)	$6,072	$4,084
Pizza Hut	972	906
All Other Segments	454	378
Corporate and Unallocated(h)	5,725	5,507
	$13,223	$10,875

(a)	Amounts have not been allocated to any segment for performance reporting purposes.

(b)	Includes equity income from investments in unconsolidated affiliates of $50 million, $63 million and $69 million in 2021, 2020 and 2019, respectively.

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

(d)	Includes impairment charges on intangible assets and goodwill attributable to the Daojia business in 2019. See Note 6.

2021 Form 10-K

(e)

In 2021, unallocated other income primarily includes gain from re-measurement of previously held equity interest in connection with the acquisition of Hangzhou KFC and the Lavazza joint venture. In 2020, unallocated other income primarily includes gain from re-measurement of previously held equity interest in connection with the acquisition Suzhou KFC in 2020. See Note 3.

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

Guarantees for Franchisees and Unconsolidated Affiliates

From time to time we have guaranteed certain lines of credit and loans of franchisees and unconsolidated affiliates. As of December 31, 2021, no guarantees were outstanding for franchisees and unconsolidated affiliates.

2021 Form 10-K

Indemnification of Officers and Directors

The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that require the Company to indemnify directors or officers for monetary damages for actions taken as a director or officer of the Company or while serving at the Company’s request as a director or officer or another position at another corporation or enterprise, as the case may be. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s bylaws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero as of December 31, 2021.

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

Note 20 – Subsequent Events

Cash Dividend

On February 8, 2022, the Company announced that the board of directors declared a cash dividend of $0.12 per share on Yum China’s common stock, payable as of the close of business on March 29, 2022, to stockholders of record as of the close of business on March 8, 2022. Total estimated cash dividend payable is approximately $51 million.

2021 Form 10-K

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, our management excluded Hangzhou KFC, acquired during 2021, from the scope of its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Hangzhou KFC’s total assets, excluding goodwill and net intangible assets which were included within the scope of assessment, and total revenues represented 3.9% and less than 1% of the Company’s total consolidated assets and total consolidated revenues, respectively, as of and for the year ended December 31, 2021.

Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

KPMG Huazhen LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2021 and has issued their report, included herein.

Changes in Internal Control over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2021.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable. For further information, see “Item 1A. Risk Factors—Risks Related to Doing Business in China—The audit report included in this annual report on Form 10-K is prepared by auditors who are not currently inspected by the Public Company Accounting Oversight Board and, as such, our stockholders are deprived of the benefits of such inspection and our common stock is subject to delisting from the New York Stock Exchange in the future.”

2021 Form 10-K

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Company’s Audit Committee and the Audit Committee financial expert, the Company’s code of conduct and background of the directors appearing under the captions “Governance of the Company” and “Election of Directors” is incorporated herein by reference to the 2022 Proxy Statement.

Information regarding executive officers of the Company is incorporated by reference from Part I of this Form 10-K.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Company’s Compensation Committee appearing under the captions “Executive Compensation”, “2021 Director Compensation” and “Governance of the Company” is incorporated herein by reference to the 2022 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated herein by reference to the 2022 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated herein by reference to the 2022 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Ratification of Independent Auditor” is incorporated herein by reference to the 2022 Proxy Statement.

2021 Form 10-K

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

2021 Form 10-K

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

3.1	Amended and Restated Certificate of Incorporation of Yum China Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on June 2, 2021).

3.2	Amended and Restated Bylaws of Yum China Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on June 2, 2021).

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*.

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

2021 Form 10-K

Exhibit Number	Description of Exhibits

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

10.20

Employment Letter, effective September 16, 2019, by and between Yum China Holdings, Inc. and Andy Yeung (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on September 6, 2019). †

2021 Form 10-K

Exhibit Number	Description of Exhibits

10.21	Yum China Holdings, Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on October 2, 2019). †

10.22

Confirmatory License Agreement, dated January 1, 2020, by and between by and between Yum Restaurants Consulting (Shanghai) Company Limited and YRI China Franchising LLC. (incorporated by reference to Exhibit 10.24 to Yum China Holdings, Inc.’s Annual Report on Form 10-K filed on February 26, 2021).

10.23

Form of Yum China Holdings, Inc. Long Term Incentive Plan Performance Share Units Agreement (Annual PSU Grants) (incorporated by reference to Exhibit 10.1 to Yum China Holding, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2020). †

10.24

Form of Yum China Holdings, Inc. Long Term Incentive Plan Performance Share Units Agreement (Partner PSU Awards) (incorporated by reference to Exhibit 10.2 to Yum China Holding, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2020). †

10.25

Form of Yum China Holdings, Inc. Long Term Incentive Plan Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 to Yum China Holding, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2020). †

10.26	Form of Yum China Holdings, Inc. Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.4 to Yum China Holding, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2020). †

10.27	Yum China Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on September 27, 2021). †

10.28

Senior Advisor Service Contract, dated July 15, 2021, by and between Yum China Holdings, Inc. and Christian L. Campbell (incorporated by reference to Exhibit 10.1 to Yum China Holding, Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2021). †

10.29

Post-Termination Agreement, dated November 5, 2021, by and between Yum China Holdings, Inc. and Danny Tan (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 8, 2021). †

10.30	Y&L Coffee Limited Long Term Incentive Plan I (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on February 11, 2022). †

10.31	Form of Performance Share Agreement (for U.S. Tax Payers) (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on February 11, 2022). †

10.32	Form of Performance Share Agreement (for Non-U.S. Tax Payers) (incorporated by reference to Exhibit 10.3 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on February 11, 2022). †

21.1	Subsidiaries of Yum China Holdings, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm.*

2021 Form 10-K

Exhibit Number	Description of Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document *

*	Filed or furnished herewith.

**

Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules and/or exhibits will be furnished to the Securities and Exchange Commission upon request.

†	Indicates a management contract or compensatory plan.

2021 Form 10-K

Item 16.	Form 10-K Summary.

Not applicable.

2021 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUM CHINA HOLDINGS, INC.

	By:	/s/ Joey Wat
Joey Wat
Chief Executive Officer
Date: February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joey Wat	Chief Executive Officer and Director	February 28, 2022
Joey Wat	(principal executive officer)

/s/ Andy Yeung	Chief Financial Officer	February 28, 2022
Andy Yeung	(principal financial officer)

/s/ Xueling Lu	Controller	February 28, 2022
Xueling Lu	(controller and principal accounting officer)

/s/ Peter A. Bassi	Director	February 28, 2022
Peter A. Bassi

/s/ Edouard Ettedgui	Director	February 28, 2022
Edouard Ettedgui

/s/ Cyril Han	Director	February 28, 2022
Cyril Han

/s/ Louis T. Hsieh	Director	February 28, 2022
Louis T. Hsieh

/s/ Fred Hu	Director	February 28, 2022
Fred Hu

/s/ Ruby Lu	Director	February 28, 2022
Ruby Lu

/s/ Zili Shao	Director	February 28, 2022
Zili Shao

/s/ William Wang	Director	February 28, 2022
William Wang

/s/ Min (Jenny) Zhang	Director	February 28, 2022
Min (Jenny) Zhang

2021 Form 10-K