Form 10-Q
period 2022-03-31
Yum China Holdings, Inc.
filed 2022-05-06
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of May 2, 2022 was 421,430,362 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended
Revenues	3/31/2022	3/31/2021
Company sales	$2,548	$2,331
Franchise fees and income	24	42
Revenues from transactions with franchisees and unconsolidated affiliates	77	171
Other revenues	19	13
Total revenues	2,668	2,557
Costs and Expenses, Net
Company restaurants
Food and paper	792	704
Payroll and employee benefits	667	544
Occupancy and other operating expenses	738	648
Company restaurant expenses	2,197	1,896
General and administrative expenses	151	130
Franchise expenses	10	17
Expenses for transactions with franchisees and unconsolidated affiliates	75	169
Other operating costs and expenses	17	11
Closures and impairment expenses (income), net	2	(2)
Other expenses (income), net	25	(6)
Total costs and expenses, net	2,477	2,215
Operating Profit	191	342
Interest income, net	12	15
Investment loss	(37)	(12)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	166	345
Income tax provision	(55)	(102)
Equity in net earnings (losses) from equity method investments	(1)	—
Net income – including noncontrolling interests	110	243
Net income – noncontrolling interests	10	13
Net Income – Yum China Holdings, Inc.	$100	$230
Weighted-average common shares outstanding (in millions):
Basic	426	420
Diluted	430	434
Basic Earnings Per Common Share	$0.23	$0.55
Diluted Earnings Per Common Share	$0.23	$0.53

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended
	3/31/2022	3/31/2021
Net income – including noncontrolling interests	$110	$243
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	13	(18)
Comprehensive income – including noncontrolling interests	123	225
Comprehensive income – noncontrolling interests	12	12
Comprehensive Income – Yum China Holdings, Inc.	$111	$213

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended
	3/31/2022	3/31/2021
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$110	$243
Depreciation and amortization	164	128
Non-cash operating lease cost	120	101
Closures and impairment expenses (income)	2	(2)
Investment loss	37	12
Equity income from investments in unconsolidated affiliates	—	(17)
Distributions of income received from unconsolidated affiliates	—	11
Deferred income taxes	1	15
Share-based compensation expense	11	10
Changes in accounts receivable	(2)	(3)
Changes in inventories	88	52
Changes in prepaid expenses and other current assets	38	20
Changes in accounts payable and other current liabilities	(322)	(175)
Changes in income taxes payable	26	51
Changes in non-current operating lease liabilities	(106)	(104)
Other, net	4	(11)
Net Cash Provided by Operating Activities	171	331
Cash Flows – Investing Activities
Capital spending	(205)	(165)
Purchases of short-term investments	(1,041)	(1,180)
Maturities of short-term investments	1,281	1,258
Acquisition of business, net of cash acquired	(23)	—
Acquisition of equity investment	—	(261)
Other, net	1	1
Net Cash Provided by (Used in) Investing Activities	13	(347)
Cash Flows – Financing Activities
Repurchase of shares of common stock	(224)	—
Cash dividends paid on common stock	(51)	(50)
Dividends paid to noncontrolling interests	(17)	(1)
Contribution from noncontrolling interests	18	—
Other, net	—	(4)
Net Cash Used in Financing Activities	(274)	(55)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	1	(3)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(89)	(74)
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	1,136	1,158
Cash, Cash Equivalents and Restricted Cash – End of Period	$1,047	$1,084

Supplemental Cash Flow Data
Cash paid for income tax	23	40
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	182	151

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	3/31/2022	12/31/2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,047	$1,136
Short-term investments	2,622	2,860
Accounts receivable, net	70	67
Inventories, net	345	432
Prepaid expenses and other current assets	182	221
Total Current Assets	4,266	4,716
Property, plant and equipment, net	2,231	2,251
Operating lease right-of-use assets	2,546	2,612
Goodwill	2,163	2,142
Intangible assets, net	251	272
Investments in unconsolidated affiliates	305	292
Deferred income tax assets	96	106
Other assets	781	832
Total Assets	$12,639	$13,223

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$2,008	$2,332
Income taxes payable	77	51
Total Current Liabilities	2,085	2,383
Non-current operating lease liabilities	2,214	2,286
Non-current finance lease liabilities	41	40
Deferred income tax liabilities	418	425
Other liabilities	173	167
Total Liabilities	4,931	5,301

Redeemable Noncontrolling Interest	14	14

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 449 million shares and 449 million shares issued at March 31, 2022 and December 31, 2021, respectively; 423 million shares and 428 million shares outstanding at March 31, 2022 and December 31, 2021, respectively	4	4
Treasury stock	(1,035)	(803)
Additional paid-in capital	4,704	4,695
Retained earnings	2,941	2,892
Accumulated other comprehensive income	279	268
Total Yum China Holdings, Inc. Stockholders' Equity	6,893	7,056
Noncontrolling interests	801	852
Total Equity	7,694	7,908
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$12,639	$13,223

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Tabular amounts in US$ millions, except as otherwise noted)

Note 1 – Description of Business

Yum China Holdings, Inc. (“Yum China” and, together with its subsidiaries, the “Company,” “we,” “us” and “our”) was incorporated in Delaware on April 1, 2016.

The Company owns, franchises or has ownership in entities that own and operate restaurants (also referred to as “stores” or “units”) under the KFC, Pizza Hut, Little Sheep, Huang Ji Huang, Lavazza, COFFii & JOY and Taco Bell concepts (collectively, the “concepts”). In connection with the separation of the Company in 2016 from its former parent company, YUM! Brands, Inc. (“YUM”), a master license agreement was entered into between Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company, and YUM, through YRI China Franchising LLC, a subsidiary of YUM, effective from January 1, 2020 and previously through Yum! Restaurants Asia Pte. Ltd., another subsidiary of YUM, from October 31, 2016 to December 31, 2019. Pursuant to the master license agreement, we are the exclusive licensee of KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones as amended in April 2022, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China (the “PRC” or “China”), excluding Hong Kong, Macau and Taiwan. The term of the license is 50 years from October 31, 2016 for the KFC and Pizza Hut brands and, subject to achieving certain agreed-upon milestones, 50 years from April 15, 2022 for the Taco Bell brand, with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to YCCL being in “good standing” and unless YCCL gives notice of its intent not to renew. In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. We own the intellectual property of Little Sheep, Huang Ji Huang and COFFii & JOY, and pay no license fee related to these concepts.

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

During the fourth quarter of 2021, the Company completed its investment of a 28% equity interest in Hangzhou Catering Service Group (“Hangzhou Catering”), for cash consideration of $255 million. Upon closing, the Company directly and indirectly holds an approximately 60% equity interest in the Hangzhou KFC joint venture that operates KFC stores in and around Hangzhou, China (“Hangzhou KFC”), allowing the Company to consolidate Hangzhou KFC. The acquisition was considered immaterial.

As part of our strategy to drive growth from off-premise occasions, we have also developed our own retail brand operations, SoulFun, since 2018, which sells ready meals such as steak, fried rice and pasta through online and offline channels. The operating results of SoulFun are included in our e-commerce business operating segment.

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of Little Sheep, Huang Ji Huang, Lavazza, COFFii & JOY, Taco Bell, East Dawning, Daojia and our e-commerce business, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. East Dawning was severely impacted by the COVID-19 pandemic. As a result, the Company decided to wind down the operations of the brand in 2021. In the first quarter of 2022, the Company closed all five remaining East Dawning units in China. Additional details on our reportable operating segments are included in Note 14.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of March 31, 2022, and our results of operations, comprehensive income and cash flows for the quarters ended March 31, 2022 and 2021. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 28, 2022.

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

The results of the Lavazza joint venture and Hangzhou KFC’s operations have been included in the Company’s Condensed Consolidated Financial Statements since the acquisition dates.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features and eliminates some of the conditions for equity classification in ASC 815-40 for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and generally requires them to include the effect of share settlement for instruments that may be settled in cash or shares. We adopted this standard on January 1, 2022, and such adoption did not have a material impact on our financial statements.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). It requires issuers to account for a modification or exchange of freestanding equity-classified written call options that remain equity-classified after the modification or exchange based on the economic substance of the modification or exchange. We adopted this standard on January 1, 2022, and such adoption did not have a material impact on our financial statements.

In July 2021, the FASB issued ASU 2021-05, Lessors — Certain Leases with Variable Lease (“ASU 2021-05”). It requires lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses if they were classified as sales-type or direct financing leases. We adopted this standard on January 1, 2022, and such adoption did not have a material impact on our financial statements.

Note 3 – Business Acquisitions and Equity Investments

Consolidation of Hangzhou KFC and Equity Investment in Hangzhou Catering

During the fourth quarter of 2021, the Company completed its investment of a 28% equity interest in Hangzhou Catering for cash consideration of $255 million. Hangzhou Catering holds a 45% equity interest in Hangzhou KFC, of which the Company previously held a 47% equity interest. Along with the investment, the Company also obtained two additional seats on the board of directors of Hangzhou KFC. Upon completion of the transaction, the Company directly and indirectly holds an approximately 60% equity interest in Hangzhou KFC and has majority representation on its board of directors, and thus obtained control over Hangzhou KFC and started to consolidate its results from the acquisition date.

As a result of the acquisition of Hangzhou KFC, $66 million of the purchase price was allocated to the reacquired franchise right, which is amortized over the remaining franchise contract period of 1 year.

In addition to its equity interest in Hangzhou KFC, Hangzhou Catering operates approximately 60 Chinese dining restaurants under four time-honored brands and a food processing business. The Company applies the equity method of accounting to the 28% equity interest in Hangzhou Catering excluding the Hangzhou KFC business and classified this investment in Investment in unconsolidated affiliates based on its then fair value. The Company elected to report its share of Hangzhou Catering’s financial results with a one-quarter lag because its results are not available in time for the Company to record them in the concurrent period. In the first quarter of 2022, the Company's equity losses from Hangzhou Catering, net of taxes, was immaterial, which was included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income. As of March 31, 2022, the carrying amount of the Company’s equity method investment in Hangzhou Catering was $52 million, exceeding the Company’s interest in Hangzhou Catering’s underlying net assets by $30 million. Substantially all of this difference was attributable to its self-owned properties and impact of related deferred tax liabilities determined upon acquisition, which is being depreciated over a weighted average remaining useful life of 20 years.

Fujian Sunner Development Co., Ltd. (“Sunner”) Investment

In the first quarter of 2021, the Company acquired a 5% equity interest in Sunner, a Shenzhen Stock Exchange-listed company, for total consideration of approximately $261 million. Sunner is China’s largest white-feathered chicken producer and the Company’s largest poultry supplier.

The Company accounted for the equity securities at fair value based on their closing market price on each measurement date, with unrealized loss of $17 million recorded in Investment loss in our Condensed Consolidated Statements of Income for the quarter ended March 31, 2021, representing subsequent fair value changes during the quarter.

In May 2021, a senior executive of the Company was nominated and appointed to Sunner’s board of directors upon Sunner’s shareholder approval. Through this representation, the Company participates in Sunner’s policy making process. The representation on Sunner's board, along with the Company being Sunner’s second largest shareholder, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment and reclassified this investment from Other assets to Investment in unconsolidated affiliates in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. In the first quarter of 2022, the Company's equity income from Sunner, net of taxes, was immaterial, which was included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income.

The Company purchased inventories of $92 million from Sunner for the quarter ended March 31, 2022, and the Company’s accounts payable and other current liabilities due to Sunner were $33 and $56 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, the carrying amount of the Company’s investment in Sunner was $250 million, exceeding the Company’s interest in Sunner’s underlying net assets by $172 million. Of this basis difference, $20 million was related to finite-lived intangible assets determined upon acquisition, which are being amortized over estimated useful life of 20 years. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of March 31, 2022, the market value of the Company’s investment in Sunner was $195 million based on its quoted closing price.

Meituan Dianping (“Meituan”) Investment

In the third quarter of 2018, the Company subscribed for 8.4 million, or less than 1%, of the ordinary shares of Meituan, an e-commerce platform for services in China, for total consideration of approximately $74 million, when it launched its initial public offering on the HKEX in September 2018. In the second quarter of 2020, the Company sold 4.2 million of the ordinary shares of Meituan.

The Company accounts for the equity securities at fair value with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income. The fair value of the investment in Meituan is determined based on the closing market price for the shares at the end of each reporting period. The fair value change, to the extent the closing market price of shares of Meituan as of the end of reporting period is higher than our cost, is subject to U.S. tax.

A summary of pre-tax gains or losses on investment in equity securities of Meituan recognized, which was included in Investment loss in our Condensed Consolidated Statements of Income, is as follows:

	Quarter Ended
	3/31/2022	3/31/2021
Unrealized (losses) gains recorded on equity securities still held as of the end of the period	$(38)	$1
(Losses) gains recorded on equity securities	$(38)	$1

Note 4 – Revenue Recognition

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

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

Revenues from transactions with franchisees and unconsolidated affiliates consist primarily of sales of food and paper products, advertising services and other services provided to franchisees and unconsolidated affiliates that operate our concepts.

The Company centrally purchases substantially all food and paper products from suppliers for substantially all of our restaurants, including franchisees and unconsolidated affiliates that operate our concepts, and then sells and delivers them to the restaurants. In addition, the Company owns seasoning facilities for its Chinese dining business unit, which manufacture and sell seasoning products to Huang Ji Huang and Little Sheep franchisees. The performance obligation arising from such transactions is considered distinct from the franchise agreement as it is not highly dependent on the franchise agreement and the customer can benefit from the procurement service on its own. We consider ourselves the principal in this arrangement as we have the ability to control a promised good or service before transferring that good or service to the franchisees and unconsolidated affiliates that operate our concepts. Revenue is recognized upon transfer of control over ordered items, generally upon delivery to the franchisees and unconsolidated affiliates.

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

Disaggregation of Revenue

The following table presents revenue disaggregated by types of arrangements and segments:

	Quarter Ended 3/31/2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,991	$542	$15	$—	$2,548	$—	$2,548
Franchise fees and income	16	2	6	—	24	—	24
Revenues from transactions with franchisees and unconsolidated affiliates	8	1	11	57	77	—	77
Other revenues	2	2	131	10	145	(126)	19
Total revenues	$2,017	$547	$163	$67	$2,794	$(126)	$2,668

	Quarter Ended 3/31/2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,783	$538	$10	$—	$2,331	$—	$2,331
Franchise fees and income	33	2	7	—	42	—	42
Revenues from transactions with franchisees and unconsolidated affiliates	15	1	26	129	171	—	171
Other revenues	1	—	35	2	38	(25)	13
Total revenues	$1,832	$541	$78	$131	$2,582	$(25)	$2,557

Accounts Receivable

Accounts receivable primarily consist of trade receivables and royalties from franchisees, and are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts receivable on the Condensed Consolidated Balance Sheets. Our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of March 31, 2022 and December 31, 2021, the ending balances of provision for accounts receivable were both $1 million and amounts of accounts receivable past due were immaterial. Accounts receivable due from unconsolidated affiliates were both insignificant as of March 31, 2022 and December 31, 2021.

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates that operate our concepts, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets on the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees and unconsolidated affiliates. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $6 million and $7 million at March 31, 2022 and December 31, 2021, respectively.

Contract Liabilities

Contract liabilities at March 31, 2022 and December 31, 2021 were as follows:

Contract liabilities	3/31/2022	12/31/2021
– Deferred revenue related to prepaid stored-value products	$128	$134
– Deferred revenue related to upfront franchise fees	31	30
– Deferred revenue related to customer loyalty programs	26	25
– Deferred revenue related to privilege membership programs	16	18
– Others	—	1
Total	$201	$208

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs and customer loyalty programs is included in Accounts payable and other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $62 million and $71 million for the quarters ended March 31, 2022 and 2021, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

The Company has elected, as a practical expedient, not to disclose the value of remaining performance obligations associated with sales-based royalty promised to franchisees in exchange for the franchise right and other related services. The remaining duration of the performance obligation is the remaining contractual term of each franchise agreement. We recognize continuing franchisee fees and revenues from advertising services and other services provided to franchisees and unconsolidated affiliates that operate our concepts based on a certain percentage of sales, as those sales occur.

Note 5 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended
	3/31/2022	3/31/2021
Net Income – Yum China Holdings, Inc.	$100	$230
Weighted-average common shares outstanding (for basic calculation)(a)	426	420
Effect of dilutive share-based awards(a)	4	6
Effect of dilutive warrants(b)	—	8
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)(a)	430	434
Basic Earnings Per Common Share	$0.23	$0.55
Diluted Earnings Per Common Share	$0.23	$0.53
Share-based awards excluded from the diluted EPS computation(c)	3	2

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
(b)
Pursuant to the investment agreements dated September 1, 2016, Yum China issued to strategic investors two tranches of warrants on January 9, 2017, with each tranche initially providing the right to purchase 8,200,405 shares of Yum China common stock, at an initial exercise price of $31.40 and $39.25 per share, respectively, subject to customary anti-dilution adjustments. The warrants were exercisable at any time through October 31, 2021. The incremental shares arising from outstanding warrants were included in the computation of diluted EPS, if there is dilutive effect when the average market price of Yum China common stock for the periods exceeds the applicable exercise price of the warrants. During the second half of 2021, an aggregate of 7,534,316 common shares were issued as a result of the cashless exercise of all warrants outstanding, which upon exercise were excluded from the calculation of dilutive warrants and included in the weighted-average common shares outstanding.
(c)
These outstanding stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) were excluded from the computation of diluted EPS because to do so would have been antidilutive for the quarters presented, or because certain PSUs are contingently issuable based on the achievement of performance and market conditions, which have not been met as of March 31, 2022 and 2021.

Note 6 – Equity

Changes in Equity and Redeemable Noncontrolling Interest (in millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2021	449	$4	$4,695	$2,892	$268	(21)	$(803)	$852	$7,908	$14
Net Income				100				10	110	—
Foreign currency translation adjustments					11			2	13	—
Comprehensive income									123	—
Cash dividends declared ($0.12 per common share)				(51)					(51)
Dividends declared								(81)	(81)
Contribution from noncontrolling interests								18	18
Repurchase of shares of common stock						(5)	(232)		(232)
Exercise and vesting of share- based awards	—	—	(2)						(2)
Share-based compensation			11						11
Balance at March 31, 2022	449	$4	$4,704	$2,941	$279	(26)	$(1,035)	$801	$7,694	$14

Balance at December 31, 2020	440	$4	$4,658	$2,105	$167	(20)	$(728)	$253	$6,459	$12
Net Income				230				13	243	—
Foreign currency translation adjustments					(17)			(1)	(18)	—
Comprehensive income									225	—
Cash dividends declared ($0.12 per common share)				(50)					(50)
Dividends declared								(39)	(39)
Exercise and vesting of share- based awards	—	—	(4)						(4)
Share-based compensation			10						10
Balance at March 31, 2021	440	$4	$4,664	$2,285	$150	(20)	$(728)	$226	$6,601	$12

Share Repurchase Program

Our Board of Directors has authorized an aggregate of $2.4 billion for our share repurchase program, including its most recent increase in authorization in March 2022. The Company repurchased 5 million shares of Yum China common stock at a total cost of $232 million during the quarter ended March 31, 2022, and no shares of Yum China common stock were repurchased for the quarter ended March 31, 2021. The total repurchase cost included $8 million settled subsequent to March 31, 2022, for shares repurchased with trade dates on and prior to March 31, 2022. As of March 31, 2022, $1,385 million remained available for future share repurchases under the authorization.

Note 7 – Items Affecting Comparability of Net Income

Impact of COVID-19 Pandemic

Starting in the first quarter of 2020, the COVID-19 pandemic significantly impacted the Company’s operations. The highly transmissible Omicron variant caused significant volatility in the Company’s business operations in the first quarter of 2022. After a relatively stable period in January and February, the situation rapidly deteriorated in March, resulting in the largest outbreak in China since COVID-19 first emerged in early 2020. Operating profit was $191 million and $342 million for the quarters ended March 31, 2022 and 2021, respectively. The decrease in Operating profit for the quarter was mainly driven by same-store sales declines and temporary store closures resulting from the COVID-19 pandemic.

Fair Value Changes for Investment in Equity Securities

In September 2018, we invested in the equity securities of Meituan, the fair value of which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income. We recorded related pre-tax loss of $38 million and related pre-tax gain of $1 million for the quarters ended March 31, 2022 and 2021, respectively.

In the first quarter of 2021, we invested in a 5% equity interest in Sunner. The investment in Sunner was recorded at fair value based on its closing market price on each measurement date before it became subject to the equity method of accounting when the Company established significant influence over the operating and financial policies of Sunner in May 2021. We recorded related pre-tax loss of $17 million for the quarter ended March 31, 2021, representing changes in fair value during the quarter.

See Note 3 for additional information on our investment in Meituan and Sunner.

Note 8 – Other Expenses (Income), net

	Quarter Ended
	3/31/2022	3/31/2021
Equity income from investments in unconsolidated affiliates(a)	$—	$(17)
Amortization of reacquired franchise rights(b)	26	9
Foreign exchange impact and others	(1)	2
Other expenses (income), net	$25	$(6)

(a)
Includes equity income from our investments in Hangzhou KFC and the Lavazza joint venture before we consolidated the results of these entities upon completion of the acquisitions in 2021. (See Note 3 for additional information).

(b)
Increase in amortization of reacquired franchise rights resulted from the acquisition of Hangzhou KFC as disclosed in Note 3, with $66 million of the purchase price allocated to intangible assets related to reacquired franchise right, which is being amortized over the remaining franchise contract period of 1 year.

Note 9 – Supplemental Balance Sheet Information

Accounts Receivable, net	3/31/2022	12/31/2021
Accounts receivable, gross	$71	$68
Allowance for doubtful accounts	(1)	(1)
Accounts receivable, net	$70	$67

Prepaid Expenses and Other Current Assets	3/31/2022	12/31/2021
Receivables from payment processors and aggregators	$28	$45
Other prepaid expenses and current assets	154	176
Prepaid expenses and other current assets	$182	$221

Property, Plant and Equipment	3/31/2022	12/31/2021
Buildings and improvements	$2,776	$2,695
Finance leases, primarily buildings	55	52
Machinery and equipment, and construction in progress	1,864	1,878
Property, plant and equipment, gross	4,695	4,625
Accumulated depreciation	(2,464)	(2,374)
Property, plant and equipment, net	$2,231	$2,251

Other Assets	3/31/2022	12/31/2021
VAT assets	$324	$322
Land use right	137	138
Long-term deposits	101	101
Investment in long-term time deposits(a)	91	90
Investment in equity securities	84	122
Costs to obtain contracts	6	7
Others	38	52
Other Assets	$781	$832

Accounts Payable and Other Current Liabilities	3/31/2022	12/31/2021
Accounts payable	$592	$830
Operating lease liabilities	497	508
Accrued compensation and benefits	217	283
Accrued capital expenditures	182	269
Contract liabilities	174	182
Dividends payable	117	38
Accrued marketing expenses	86	71
Other current liabilities	143	151
Accounts payable and other current liabilities	$2,008	$2,332

Other Liabilities	3/31/2022	12/31/2021
Accrued income tax payable	$61	$56
Contract liabilities	27	26
Other non-current liabilities	85	85
Other liabilities	$173	$167

(a)
As of March 31, 2022 and December 31, 2021, the Company had $91 million and $90 million invested in long-term time deposits, respectively, bearing a fixed interest rate, with original maturity of three years. The asset is restricted for use in order to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements.

Note 10 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2021
Goodwill, gross	$2,533	$2,040	$20	$473
Accumulated impairment losses (a)	(391)	—	—	(391)
Goodwill, net	2,142	2,040	20	82
Goodwill acquired(b)	16	15	1	—
Effect of currency translation adjustment	5	5	—	—
Balance as of March 31, 2022
Goodwill, gross	2,554	2,060	21	473
Accumulated impairment losses (a)	(391)	—	—	(391)
Goodwill, net	$2,163	$2,060	$21	$82

(a)
Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.

(b)
Goodwill acquired resulted from the acquisition of restaurants from our existing franchisees. The acquisition is considered immaterial.

Intangible assets, net as of March 31, 2022 and December 31, 2021 are as follows:

	3/31/2022				12/31/2021
	Gross Carrying Amount(a)	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$300	$(217)	$—	$83	$295	$(191)	$—	$104
Huang Ji Huang franchise related assets	23	(2)	—	21	23	(2)	—	21
Daojia platform	16	(4)	(12)	—	16	(4)	(12)	—
Customer-related assets	12	(9)	(2)	1	12	(9)	(2)	1
Others	10	(5)	—	5	10	(5)	—	5
	$361	$(237)	$(14)	$110	$356	$(211)	$(14)	$131
Indefinite-lived intangible assets
Little Sheep trademark	$57	$—	$—	$57	$57	$—	$—	$57
Huang Ji Huang trademark	84	—	—	84	84	—	—	84
	$141	$—	$—	$141	$141	$—	$—	$141

Total intangible assets	$502	$(237)	$(14)	$251	$497	$(211)	$(14)	$272

(a)
Changes in gross carrying amount include effect of currency translation adjustments.

(b)
Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense of finite-lived intangible assets was $26 million and $10 million for the quarters ended March 31, 2022 and 2021, respectively. As of March 31, 2022, expected amortization expense for the unamortized finite-lived intangible assets is approximately $78 million for the remainder of 2022, $4 million in 2023, and $2 million in each of 2024, 2025 and 2026. Increase in amortization expenses for finite-lived intangible assets in 2022 primarily relates to reacquired franchise rights resulting from the acquisition of Hangzhou KFC (Note 3).

Note 11 – Leases

As of March 31, 2022, we leased over 10,300 properties in China for our Company-owned restaurants. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In limited cases, we sub-lease certain restaurants to franchisees in connection with refranchising transactions or lease our properties to other third parties. The lease payments under these leases are generally based on the higher of a fixed base rent or a percentage of the restaurant’s annual sales. Income from sub-lease agreements with franchisees or lease agreements with other third parties are included in Franchise fees and income and Other revenues, respectively, within our Condensed Consolidated Statements of Income.

Supplemental Balance Sheet
	3/31/2022	12/31/2021	Account Classification
Assets
Operating lease right-of-use assets	$2,546	$2,612	Operating lease right-of-use assets
Finance lease right-of-use assets	35	33	Property, plant and equipment, net
Total leased assets	$2,581	$2,645

Liabilities
Current
Operating lease liabilities	$497	$508	Accounts payable and other current liabilities
Finance lease liabilities	4	3	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	2,214	2,286	Non-current operating lease liabilities
Finance lease liabilities	41	40	Non-current finance lease liabilities
Total lease liabilities	$2,756	$2,837

Summary of Lease Cost	Quarter Ended
	3/31/2022	3/31/2021	Account Classification

Operating lease cost	$157	$136	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	1	1	Occupancy and other operating expenses
Variable lease cost(a)	96	95	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	3	2	Occupancy and other operating expenses or G&A
Sub-lease income	(6)	(8)	Franchise fees and income or Other revenues
Total lease cost	$251	$226

(a)
The Company was granted $3 million and $5 million in lease concessions from landlords related to the effects of the COVID-19 pandemic during the quarters ended March 31, 2022 and 2021, respectively. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff Q&A document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted.

Supplemental Cash Flow Information	Quarter Ended
	3/31/2022	3/31/2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$155	$144
Operating cash flows from finance leases	1	—
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for new lease liabilities(b):
Operating leases	$28	$78
Finance leases	3	—

(b)
This supplemental non-cash disclosure for right-of-use (“ROU”) assets obtained in exchange for new lease liabilities also includes non-cash transactions resulting in adjustments to the lease liability or ROU asset due to modification or other reassessment events.

Lease Term and Discount Rate	3/31/2022	3/31/2021
Weighted-average remaining lease term (years)
Operating leases	7.1	6.9
Finance leases	11.4	10.9

Weighted-average discount rate
Operating leases	5.4%	5.8%
Finance leases	5.4%	5.8%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of March 31, 2022 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2022	$484	$5	$489
2023	548	6	554
2024	480	6	486
2025	406	5	411
2026	345	5	350
Thereafter	1,015	34	1,049
Total undiscounted lease payment	3,278	61	3,339
Less: imputed interest(c)	567	16	583
Present value of lease liabilities	$2,711	$45	$2,756

(c)
As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of March 31, 2022, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $168 million. These leases will commence between the second quarter of 2022 and 2026 with lease terms of 1 year to 20 years.

Note 12 – Fair Value Measurements and Disclosures

The Company’s financial assets and liabilities primarily consist of cash and cash equivalents, short-term investments, long-term time deposits, accounts receivable, accounts payable and lease liabilities, and the carrying values of these assets and liabilities approximate their fair value in general.

The Company accounts for its investment in equity securities of Meituan at fair value, which is determined based on the respective closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income.

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term time deposits and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred during the quarters ended March 31, 2022 and 2021.

		Fair Value Measurement or Disclosure at March 31, 2022
	Balance at March 31, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$41	$41
Fixed income debt securities(a)	100		100
Total cash equivalents	141	41	100	—
Short-term investments:
Time deposits	1,530		1,530
Fixed income debt securities(a)	950		950
Structured deposits	142		142
Total short-term investments	2,622	—	2,622	—
Other assets:
Investment in equity securities	84	84
Long-term time deposits	91		91
Total	$2,938	$125	$2,813	$—

		Fair Value Measurement or Disclosure at December 31, 2021
	Balance at December 31, 2021	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$321		$321
Money market funds	45	45
Fixed income debt securities(a)	163	63	100
Total cash equivalents	529	108	421	—
Short-term investments:
Time deposits	1,726		1,726
Fixed income debt securities(a)	1,055		1,055
Variable return investments	79	79
Total short-term investments	2,860	79	2,781	—
Other assets:
Investment in equity securities	122	122
Long-term time deposits	90		90
Total	$3,601	$309	$3,292	$—

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

We review long-lived assets of restaurants semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We recorded restaurant-level impairment of nil for both quarters ended March 31, 2022 and 2021, excluding fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective quarter-end dates.

Note 13 – Income Taxes

	Quarter Ended
	3/31/2022	3/31/2021
Income tax provision	$55	$102
Effective tax rate	33.1%	29.6%

The higher effective tax rate for the quarter ended March 31, 2022 as compared to prior year was primarily due to higher impact of foreign withholding tax due to lower pre-tax income and less tax benefit from equity income from investments in unconsolidated affiliates.

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

Note 14 –Segment Reporting

We have two reportable segments: KFC and Pizza Hut. Our remaining non-reportable operating segments, including the operations of Little Sheep, Huang Ji Huang, Lavazza, COFFii & JOY, Taco Bell, East Dawning, Daojia and our e-commerce business, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in aggregate.

	Quarter Ended 3/31/2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$2,017	$547	$41	$63	$2,668	$—	$2,668
Inter-segment revenue	—	—	122	4	126	(126)	—
Total	$2,017	$547	$163	$67	$2,794	$(126)	$2,668

	Quarter Ended 3/31/2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,832	$541	$53	$131	$2,557	$—	$2,557
Inter-segment revenue	—	—	25	—	25	(25)	—
Total	$1,832	$541	$78	$131	$2,582	$(25)	$2,557

	Quarter Ended
Operating Profit (Loss)	3/31/2022	3/31/2021
KFC(b)	$220	$327
Pizza Hut	30	60
All Other Segments	(17)	(3)
Unallocated revenues from transactions with franchisees and unconsolidated affiliates(c)	57	129
Unallocated Other revenues	10	2
Unallocated expenses from transactions with franchisees and unconsolidated affiliates(c)	(57)	(129)
Unallocated Other operating costs and expenses	(9)	(3)
Unallocated and corporate G&A expenses	(44)	(41)
Unallocated Other income, net	1	—
Operating Profit	$191	$342
Interest income, net(a)	12	15
Investment loss(a)	(37)	(12)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	$166	$345

	Quarter Ended
Impairment Charges	3/31/2022	3/31/2021
KFC(d)	$5	$2
Pizza Hut(d)	1	1
All Other Segments(d)	2	—
	$8	$3

	Total Assets
	3/31/2022	12/31/2021
KFC	$5,976	$6,072
Pizza Hut	944	972
All Other Segments	454	454
Corporate and Unallocated(e)	5,265	5,725
	$12,639	$13,223

(a)
Amounts have not been allocated to any segment for performance reporting purposes.
(b)
Includes equity income from our investment in Hangzhou KFC of $19 million for the quarter ended March 31, 2021 before we consolidated the results of the entity upon completion of the acquisition. See Note 3 for details.
(c)
Primarily includes revenues and associated expenses of transactions with franchisees and unconsolidated affiliates derived from the Company’s central procurement model whereby the Company centrally purchases substantially all food and paper products from suppliers and then sells and delivers them to KFC and Pizza Hut restaurants, including franchisees and unconsolidated affiliates that operate our concepts. Amounts have not been allocated to any segment for purposes of making operating decisions or assessing financial performance as the transactions are deemed corporate revenues and expenses in nature.
(d)
Primarily includes store closure impairment charges.
(e)
Primarily includes cash and cash equivalents, short-term investments, investments in equity securities of Meituan, investments in Sunner and Hangzhou Catering, long-term time deposits and inventories that are centrally managed.

Note 15 – Contingencies

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

Guarantees for Franchisees

From time to time, we have guaranteed certain lines of credit and loans of franchisees. As of March 31, 2022, no guarantees were outstanding for franchisees.

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

Note 16 – Subsequent Events

Cash Dividend

On May 3, 2022, the Company announced that the Board of Directors declared a cash dividend of $0.12 per share on Yum China's common stock, payable as of the close of business on June 21, 2022, to stockholders of record as of the close of business on May 31, 2022. Total estimated cash dividend payable is approximately $51 million.

Amendment to Master License Agreement

On April 15, 2022, the Company and YUM, through their respective subsidiaries, entered into an amendment to the master license agreement to amend the development milestones for the Taco Bell brand. The Company has committed to expanding the Taco Bell store network to at least 100 stores by the end of 2022 and at least 225 stores by the end of 2025, with certain investment support from YUM. Subject to achieving these milestones, the Company will have the exclusive right to operate and sublicense the Taco Bell brand in China for 50 years.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of system sales, with over 12,000 restaurants covering over 1,700 cities primarily in China as of March 31, 2022. Our growing restaurant base consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Little Sheep, Huang Ji Huang, Lavazza, COFFii & JOY and Taco Bell. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Macau and Taiwan, and own the intellectual property of the Little Sheep, Huang Ji Huang and COFFii & JOY concepts outright. KFC was the first major global restaurant brand to enter China as early as 1987. With more than 30 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of system sales. We believe that there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of March 31, 2022, KFC operated over 8,400 restaurants in over 1,700 cities across China. During the fourth quarter of 2021, the Company completed the acquisition of a 28% equity interest in Hangzhou Catering Service Group (“Hangzhou Catering”), which holds a 45% equity interest in an unconsolidated affiliate that operates KFC stores in and around Hangzhou, China (“Hangzhou KFC”), increasing our equity interest to approximately 60% directly and indirectly, and allowing the Company to consolidate Hangzhou KFC.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of March 31, 2022, Pizza Hut operated over 2,600 restaurants in over 600 cities.

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

On April 15, 2022, the Company and YUM, through their respective subsidiaries, entered into an amendment to the master license agreement to amend the development milestones for the Taco Bell brand. The Company has committed to expanding the Taco Bell store network to at least 100 stores by the end of 2022 and at least 225 stores by the end of 2025, with certain investment support from YUM. Subject to achieving these milestones, the Company will have the exclusive right to operate and sublicense the Taco Bell brand in China for 50 years.

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

Quarters Ended March 31, 2022 and 2021

Results of Operations

Summary

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of Little Sheep, Huang Ji Huang, Lavazza, COFFii & JOY, Taco Bell, East Dawning, Daojia and our e-commerce business, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Additional details on our reportable operating segments are included in Note 14.

Quarterly highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	(4)	(9)	+14	(33)	(34)
Pizza Hut	(1)	(5)	+12	(50)	(51)
All Other Segments(b)	(14)	(15)	+3	NM	NM
Total	(4)	(8)	+13	(44)	(45)

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

As of March 31, 2022, the Company operated over 12,000 units, predominately KFC and Pizza Hut restaurants, which are the leading and largest QSR and CDR brands, respectively, in mainland China in terms of system sales. We believe that there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

The highly transmissible Omicron variant caused significant volatility in the Company's business operations in the first quarter of 2022. After a relatively stable period in January and February, the situation rapidly deteriorated in March, resulting in the largest outbreak in China since COVID-19 first emerged in early 2020. In March 2022, over 1,700 of our stores, on average, were temporarily closed or offered only takeaway and delivery services. Same-store sales in March decreased by more than 20%. As a result, the Company incurred an operating loss in March.

As compared to the first quarter of 2021, Company sales in the first quarter of 2022 increased 9%, or 7% excluding the impact of F/X. The increase in Company sales for the quarter, excluding the impact of F/X, was attributable to net unit growth of 24% in Company-owned stores including the acquisition of Hangzhou KFC, partially offset by same-store sales decline of 8% and substantially more temporary store closures due to the impact of the COVID-19 pandemic.

The decrease in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by same-store sales decline, temporary store closures due to the impact of the COVID-19 pandemic, wage inflation of 5%, increased rider cost associated with a rise of approximately five percentage points in delivery sales mix from the prior year period due to more severe outbreaks and commodity inflation of 1%, partially offset by the acquisition of Hangzhou KFC.

The Consolidated Results of Operations for the quarters ended March 31, 2022 and 2021 are presented below:

	Quarter Ended		% B/(W) (a)
	3/31/2022	3/31/2021	Reported		Ex F/X
Company sales	$2,548	$2,331	9		7
Franchise fees and income	24	42	(42)		(44)
Revenues from transactions with franchisees and unconsolidated affiliates	77	171	(55)		(56)
Other revenues	19	13	46		43
Total revenues	$2,668	$2,557	4		2
Restaurant profit	$351	$435	(20)		(21)
Restaurant Margin %	13.8%	18.7%	(4.9)	ppts.	(4.9)	ppts.
Operating Profit	$191	$342	(44)		(45)
Interest income, net	12	15	(19)		(20)
Investment loss	(37)	(12)	NM		NM
Income tax provision	(55)	(102)	46		47
Equity in net earnings (losses) from equity method investments	(1)	—	NM		NM
Net Income – including noncontrolling interests	110	243	(55)		(56)
Net Income – noncontrolling interests	10	13	21		23
Net Income – Yum China Holdings, Inc.	$100	$230	(57)		(58)
Diluted Earnings Per Common Share	$0.23	$0.53	(57)		(57)
Effective tax rate	33.1%	29.6%
Supplementary information – Non-GAAP Measures(b)
Adjusted Operating Profit	$193	$345
Adjusted Net Income – Yum China Holdings, Inc.	$102	$233
Adjusted Diluted Earnings Per Common Share	$0.24	$0.54
Adjusted Effective Tax Rate	32.7%	29.3%
Adjusted EBITDA	$365	$476

(a)
Represents the period-over-period change in percentage.

(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

Quarter Ended 3/31/2022
% Change
System Sales Decline	(2)%
System Sales Decline, excluding F/X	(4)%
Same-Store Sales Decline	(8)%

Unit Count	3/31/2022	3/31/2021	% Increase (Decrease)
Company-owned(a)	10,385	8,371	24
Unconsolidated affiliates(a)	—	709	(100)
Franchisees	1,732	1,645	5
	12,117	10,725	13

(a)
As a result of the acquisition of Hangzhou KFC in the fourth quarter of 2021, the restaurant units of Hangzhou KFC were transferred from unconsolidated affiliates to Company-owned.

Non-GAAP Measures

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides non-GAAP measures adjusted for Special Items, which include Adjusted Operating Profit, Adjusted Net Income, Adjusted Earnings Per Common Share (“EPS”), Adjusted Effective Tax Rate and Adjusted EBITDA, which we define as net income including noncontrolling interests adjusted for equity in net earnings (losses) from equity method investments, income tax, interest income, net, investment gain or loss, certain non-cash expenses, consisting of depreciation and amortization as well as store impairment charges and Special Items.

The following table sets forth the reconciliations of the most directly comparable GAAP financial measures to the non-GAAP adjusted financial measures.

	Quarter Ended
	3/31/2022	3/31/2021
Non-GAAP Reconciliations
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$191	$342
Special Items, Operating Profit	(2)	(3)
Adjusted Operating Profit	$193	$345
Reconciliation of Net Income to Adjusted Net Income
Net Income – Yum China Holdings, Inc.	$100	$230
Special Items, Net Income – Yum China Holdings, Inc.	(2)	(3)
Adjusted Net Income – Yum China Holdings, Inc.	$102	$233
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.23	$0.55
Special Items, Basic Earnings Per Common Share	(0.01)	—
Adjusted Basic Earnings Per Common Share	$0.24	$0.55
Diluted Earnings Per Common Share	$0.23	$0.53
Special Items, Diluted Earnings Per Common Share	(0.01)	(0.01)
Adjusted Diluted Earnings Per Common Share	$0.24	$0.54
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 13)	33.1%	29.6%
Impact on effective tax rate as a result of Special Items	0.4%	0.3%
Adjusted effective tax rate	32.7%	29.3%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter Ended
Reconciliation of Net Income to Adjusted EBITDA	3/31/2022	3/31/2021
Net Income – Yum China Holdings, Inc.	$100	$230
Net Income – noncontrolling interests	10	13
Equity in net (earnings) losses from equity method investments	1	—
Income tax provision	55	102
Interest income, net	(12)	(15)
Investment loss	37	12
Operating Profit	191	342
Special Items, Operating Profit	2	3
Adjusted Operating Profit	193	345
Depreciation and amortization	164	128
Store impairment charges	8	3
Adjusted EBITDA	$365	$476

Details of Special Items are presented below:

	Quarter Ended
Details of Special Items	3/31/2022	3/31/2021
Share-based compensation expense for Partner PSU Awards(1)	$(2)	$(3)
Special Items, Operating Profit	(2)	(3)
Tax Expenses on Special Items(2)	—	—
Special items, net income – including noncontrolling interests	(2)	(3)
Special items, net income – noncontrolling interests	—	—
Special Items, Net Income – Yum China Holdings, Inc.	$(2)	$(3)
Weighted-average diluted shares outstanding (in millions)	430	434
Special Items, Diluted Earnings Per Common Share	$(0.01)	$(0.01)

(1)
In February 2020, the Company granted Partner PSU Awards to select employees who were deemed critical to the Company’s execution of its strategic operating plan. These PSU awards will only vest if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares subject to the PSU awards. Partner PSU Awards were granted to address increased competition for executive talent, motivate transformational performance and encourage management retention. Given the unique nature of these grants, the Compensation Committee does not intend to grant similar special grants to the same employees during the performance period. The impact from these special awards is excluded from metrics that management uses to assess the Company’s performance. The Company recognized share-based compensation expenses of $2 million and $3 million associated with the Partner PSU Awards for the quarters ended March 31, 2022 and 2021, respectively.

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

Segment Results

KFC

	Quarter Ended
			% B/(W)
	3/31/2022	3/31/2021	Reported		Ex F/X
Company sales	$1,991	$1,783	12		9
Franchise fees and income	16	33	(51)		(52)
Revenues from transactions with franchisees and unconsolidated affiliates	8	15	(47)		(48)
Other revenues	2	1	53		49
Total revenues	$2,017	$1,832	10		8

Restaurant profit	$302	$355	(15)		(17)
Restaurant margin %	15.2%	19.9%	(4.7)	ppts.	(4.7)	ppts.

G&A expenses	$65	$55	(20)		(17)
Franchise expenses	$9	$16	47		48
Expenses for transactions with franchisees and unconsolidated affiliates	$8	$15	50		51
Other operating costs and expenses	$1	$—	NM		NM
Closures and impairment (income) expenses, net	$(1)	$—	NM		NM
Other expenses (income), net	$26	$(9)	NM		NM
Operating Profit	$220	$327	(33)		(34)

Quarter Ended 3/31/2022
% Change
System Sales Decline	(2)%
System Sales Decline, excluding F/X	(4)%
Same-Store Sales Decline	(9)%

Unit Count	3/31/2022	3/31/2021	% Increase (Decrease)
Company-owned(a)	7,668	6,030	27
Unconsolidated affiliates(a)	—	704	(100)
Franchisees	773	639	21
	8,441	7,373	14

(a)
As a result of the acquisition of Hangzhou KFC in the fourth quarter of 2021, the restaurant units of Hangzhou KFC were transferred from unconsolidated affiliates to Company-owned.

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	3/31/2021	Store Portfolio Actions	Other	F/X	3/31/2022
Company sales	$1,783	$326	$(158)	$40	$1,991
Cost of sales	(540)	(102)	34	(13)	(621)
Cost of labor	(398)	(90)	(3)	(10)	(501)
Occupancy and other operating expenses	(490)	(95)	29	(11)	(567)
Restaurant profit	$355	$39	$(98)	$6	$302

The increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by net unit growth including the acquisition of Hangzhou KFC, partially offset by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic. The decrease in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by wage inflation of 5%, increased rider cost associated with a rise of approximately six percentage points in delivery sales mix from the prior year period due to more severe outbreaks and commodity inflation of 2%, partially offset by the increase in Company sales.

Franchise Fees and Income/Revenues from Transactions with Franchisees and Unconsolidated Affiliates

The decrease in Franchise fees and income and Revenues from transactions with franchisees and unconsolidated affiliates for the quarter, excluding the impact of F/X, was primarily driven by the acquisition of Hangzhou KFC in December 2021.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by the acquisition of Hangzhou KFC in December 2021 and merit increases.

Operating Profit

The decrease in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the decrease in Restaurant profit.

Pizza Hut

	Quarter Ended
			% B/(W)
	3/31/2022	3/31/2021	Reported		Ex F/X
Company sales	$542	$538	1		(1)
Franchise fees and income	2	2	7		5
Revenues from transactions with franchisees and unconsolidated affiliates	1	1	(28)		(29)
Other revenues	2	—	NM		NM
Total revenues	$547	$541	1		(1)

Restaurant profit	$58	$82	(29)		(31)
Restaurant margin %	10.7%	15.3%	(4.6)	ppts.	(4.6)	ppts.

G&A expenses	$29	$25	(15)		(13)
Franchise expenses	$1	$1	(5)		(3)
Expenses for transactions with franchisees and unconsolidated affiliates	$1	$1	29		30
Other operating costs and expenses	$1	$—	NM		NM
Closures and impairment expenses (income), net	$1	$(2)	NM		NM
Operating Profit	$30	$60	(50)		(51)

Quarter Ended 3/31/2022
% Change
System Sales Growth	1%
System Sales Decline, excluding F/X	(1)%
Same-Store Sales Decline	(5)%

Unit Count	3/31/2022	3/31/2021	% Increase
Company-owned	2,543	2,255	13
Franchisees	136	127	7
	2,679	2,382	12

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	3/31/2021	Store Portfolio Actions	Other	F/X	3/31/2022
Company sales	$538	$18	$(25)	$11	$542
Cost of sales	(160)	(5)	3	(4)	(166)
Cost of labor	(143)	(9)	(2)	(3)	(157)
Occupancy and other operating expenses	(153)	(9)	4	(3)	(161)
Restaurant profit	$82	$(5)	$(20)	$1	$58

The decrease in Company sales for the quarter, excluding the impact of F/X, was primarily driven by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic, partially offset by net unit growth. The decrease in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the decrease in Company sales and wage inflation of 6%.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by merit increases.

Operating Profit

The decrease in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the decrease in Restaurant profit.

All Other Segments

All Other Segments reflects the results of Little Sheep, Huang Ji Huang, Lavazza, COFFii & JOY, Taco Bell, East Dawning, Daojia and our e-commerce business.

	Quarter Ended
			% B/(W)
	3/31/2022	3/31/2021	Reported		Ex F/X
Company sales	$15	$10	38		35
Franchise fees and income	6	7	(11)		(13)
Revenues from transactions with franchisees and unconsolidated affiliates	11	26	(59)		(60)
Other revenues	131	35	NM		NM
Total revenues	$163	$78	NM		NM

Restaurant loss	$(7)	$(2)	NM		NM
Restaurant margin %	(50.9)%	(13.3)%	(37.6)	ppts.	(37.6)	ppts.

G&A expenses	$13	$9	(37)		(34)
Expenses for transactions with franchisees and unconsolidated affiliates	$9	$24	61		62
Other operating costs and expenses	$134	$33	NM		NM
Closures and impairment expenses, net	$2	$—	NM		NM
Other expenses, net	$—	$3	NM		NM
Operating Loss	$(17)	$(3)	NM		NM

Quarter Ended 3/31/2022
% Change
Same-Store Sales Decline	(15)%

Total Revenues

The increase in Total revenues of all other segments for the quarter, excluding the impact of F/X, was primarily driven by inter-segment revenue generated by our delivery team for services provided to KFC and Pizza Hut restaurants and the consolidation of the Lavazza joint venture.

Restaurant Loss

The increase in Restaurant loss for the quarter, excluding the impact of F/X, was primarily driven by the consolidation of the Lavazza joint venture.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by the consolidation of the Lavazza joint venture.

Operating Loss

The increase in Operating loss for the quarter, excluding the impact of F/X, was primarily driven by the increase of Operating loss from certain emerging brands.

Corporate and Unallocated

	Quarter Ended
			% B/(W)
	3/31/2022	3/31/2021	Reported	Ex F/X
Revenues from transactions with franchisees and unconsolidated affiliates	$57	$129	(55)	(56)
Other revenues	$10	$2	NM	NM
Expenses for transactions with franchisees and unconsolidated affiliates	$57	$129	55	56
Other operating costs and expenses	$9	$3	NM	NM
Corporate G&A expenses	$44	$41	(7)	(5)
Other unallocated income, net	$(1)	$—	NM	NM
Interest income, net	$12	$15	(19)	(20)
Investment loss	$(37)	$(12)	NM	NM
Income tax provision (See Note 13)	$(55)	$(102)	46	47
Equity in net earnings (losses) from equity method investments	$(1)	$—	NM	NM
Effective tax rate (See Note 13)	33.1%	29.6%	(3.5)%	(3.5)%

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

Revenues from transactions with franchisees and unconsolidated affiliates primarily include revenues derived from the Company’s central procurement model whereby food and paper products are centrally purchased and then mainly sold to KFC and Pizza Hut franchisees and unconsolidated affiliates that operate our concepts. The decrease for the quarter, excluding the impact of F/X, was mainly due to the acquisition of Hangzhou KFC in December 2021.

Other Revenues/Operating Costs and Expenses

The increase in Other revenues/operating costs and expenses for the quarter, excluding the impact of F/X, was mainly driven by logistics and warehousing services provided to third parties.

G&A Expenses

The increase in Corporate G&A expenses for the quarter, excluding the impact of F/X, was primarily due to merit increases.

Investment Loss

The increase in investment loss for the quarter mainly relates to the decline in fair value of our investment in Meituan, partially offset by lapping the investment loss from our investment in Sunner recognized in the first quarter of 2021. See Note 7 for additional information.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%, withholding tax on repatriation of earnings outside of China and U.S. corporate income tax, if any. The higher effective tax rate for the quarter ended March 31, 2022 as compared to prior year was primarily due to higher impact of foreign withholding tax due to lower pre-tax income and less tax benefit from equity income from investments in unconsolidated affiliates.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Impact of COVID-19 Pandemic

Starting in late January 2020, the COVID-19 pandemic has significantly impacted the Company’s operations and financial results. The highly transmissible Omicron variant caused significant volatility in our business operations in the first quarter of 2022. After a relatively stable period in January and February, the situation rapidly deteriorated in March, resulting in the largest outbreak in China since COVID-19 first emerged in early 2020. As a result, the Company incurred an operating loss in March 2022. Looking into the second quarter of 2022, the situation is even more challenging. Many cities across large swaths of China have been fully or partially locked down for weeks or even months, including several economically important regions, such as Shanghai. Drastic public health measures are being stepped up nationwide, in line with the strict enforcement of the “dynamic zero-COVID” policy, resulting in further reductions of social activities, travel and consumption. In April, over 3,000 of our stores, on average, were either temporarily closed or offered only takeaway and delivery services, of which approximately 50% of the stores were temporarily closed. Same-store sales in April decreased by more than 20%. Unless conditions significantly improve in May and June, we expect to incur an operating loss in the second quarter of 2022.

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

As of March 31, 2022, an input VAT credit asset of $324 million and payable of $3 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets. The Company has not made an allowance for the recoverability of the input VAT credit asset, as the balance is expected to be utilized to offset against VAT payables more than one year from March 31, 2022. Any input VAT credit asset would be classified as Prepaid expenses and other current assets if the credit expected to be used within one year can be reasonably determined.

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

Condensed Consolidated Cash Flows

Our cash flows for the quarters ended March 31, 2022 and 2021 were as follows:

Net cash provided by operating activities was $171 million in 2022 as compared to $331 million in 2021. The decrease was primarily driven by the decrease in net income along with working capital changes.

Net cash provided by investing activities was $13 million in 2022 as compared to net cash used in investing activities of $347 million in 2021. The change was mainly due to lapping the impact of $261 million cash consideration for the acquisition of equity investment in Sunner in 2021 and net impact on cash flow resulting from purchases and maturities of short-term investments.

Net cash used in financing activities was $274 million in 2022 as compared to $55 million in 2021. The increase was primarily due to the resumption of share repurchases starting in the third quarter of 2021 and the increase in dividends paid to noncontrolling interests mainly due to the acquisition of Hangzhou KFC.

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

Share Repurchases and Dividends

In March 2022, our Board of Directors increased the share repurchase authorization by $1 billion to an aggregate of $2.4 billion. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. Starting in the second quarter of 2020 through July 2021, our share repurchases were suspended due to the impact of the COVID-19 pandemic. During the quarter ended March 31, 2022, the Company repurchased $232 million or 5.0 million shares of common stock under the repurchase program.

For the quarters ended March 31, 2022 and 2021, the Company paid cash dividends of approximately $51 million and $50 million, respectively, to stockholders through a quarterly dividend payment of $0.12 per share.

On May 3, 2022, the Board of Directors declared a cash dividend of $0.12 per share, payable on June 21, 2022, to stockholders of record as of the close of business on May 31, 2022. The total estimated cash dividend payable is approximately $51 million.

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

Borrowing Capacity

As of March 31, 2022, the Company had credit facilities of RMB3,468 million (approximately $547 million), comprised of onshore credit facilities of RMB2,200 million (approximately $347 million) in aggregate and offshore credit facilities of $200 million in aggregate.

The credit facilities had remaining terms ranging from less than one year to two years as of March 31, 2022. Each credit facility bears interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC or London Interbank Offered Rate (“LIBOR”) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Some of the onshore credit facilities contain sublimits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of March 31, 2022, we had outstanding bank guarantees of RMB 181 million (approximately $28 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants. The credit facilities were therefore reduced by the same amount, while there were no bank borrowings outstanding as of March 31, 2022.

Off-Balance Sheet Arrangements

See the Guarantees section of Note 15 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

See Note 2 for details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) — Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). It requires issuers to apply ASC 606 Revenue from Contracts with Customers to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. ASU 2021-08 is effective for the Company from January 1, 2023, with early adoption permitted. We are currently evaluating the impact the adoption of this standard may have on our financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) — Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). It requires issuers to make annual disclosures about government assistance, including the nature of the transaction, the related accounting policy, the financial statement line items affected and the amounts applicable to each financial statement line item, as well as any significant terms and conditions, including commitments and contingencies. We will adopt ASU 2021-10 in the fourth quarter of 2022, and do not expect the adoption of this standard will have a material impact on our financial statements.

In March 2022, the FASB issued ASU 2022-01 Fair Value Hedging—Portfolio Layer Method (“ASU 2022-01”), which allows entities to expand their use of the portfolio layer method for fair value hedges of interest rate risk. Under the guidance, entities can hedge all financial assets under the portfolio layer method and designate multiple hedged layers within a single closed portfolio. The guidance also clarifies the accounting for fair value hedge basis adjustments in portfolio layer hedges and how these adjustments should be disclosed. ASU 2022-01 is effective for the Company from January 1, 2023 with early adoption permitted. We are currently evaluating the impact the adoption of this standard may have on our financial statements.

In March 2022, the FASB issued ASU 2022-02 Financial Instrument—Credit Losses (“ASU 2022-02”), amending ASC 310 to eliminate the recognition and measurement guidance for a troubled debt restructuring for creditors that have adopted ASC 326 and requiring them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The guidance also requires entities to present gross write-offs by year of origination in their vintage disclosures. ASU 2022-02 is effective for the Company from January 1, 2023 with early adoption permitted. We are currently evaluating the impact the adoption of this standard may have on our financial statements.

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “aim,” “commit,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology. Forward-looking statements are based on our expectations, estimates, assumptions or projections concerning future results or events as of the date of the filing of this Form 10-Q. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those statements. We cannot assure you that any of our assumptions are correct or any of our expectations, estimates or projections will be achieved. Numerous factors could cause our actual results to differ materially from those expressed or implied by forward-looking statements, including, without limitation, the following:

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

•
Risks related to doing business in China, such as (a) changes in Chinese political policies and economic and social policies or conditions, (b) uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations, (c) audit reports included in our annual reports are prepared by auditors who are not currently inspected by the Public Company Accounting Oversight Board and, as such, our stockholders are deprived of the benefits of such inspection and our common stock is subject to the risk of delisting from the New York Stock Exchange in the future, (d) changes in political, business, economic and trade relations between the United States and China, (e) fluctuation in the value of the Chinese Renminbi, (f) the fact that we face increasing focus on environmental sustainability issues, (g) limitations on our ability to utilize our cash balances effectively due to governmental control of currency conversion and payments of foreign currency and the Chinese Renminbi out of mainland China, (h) changes in the laws and regulations of China or noncompliance with applicable laws and regulations, (i) reliance on dividends and other distributions on equity paid by our principal subsidiaries in China to fund offshore cash requirements, (j) potential unfavorable tax consequences resulting from our classification as a China resident enterprise for Chinese enterprise income tax purposes, (k) uncertainty regarding indirect transfers of equity interests in China resident enterprises and enhanced scrutiny by Chinese tax authorities, (l) difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China against us,

(m) the Chinese government may determine that the variable interest entity structure of Daojia does not comply with Chinese laws on foreign investment in restricted industries, (n) inability to use properties due to defects caused by non-registration of lease agreements related to certain properties, (o) risk in relation to unexpected land acquisitions, building closures or demolitions, (p) potential fines and other legal or administrative sanctions for failure to comply with Chinese regulations regarding our employee equity incentive plans and various employee benefit plans, (q) proceedings instituted by the SEC against certain China-based accounting firms, including our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Exchange Act, (r) restrictions on our ability to make loans or additional capital contributions to our Chinese subsidiaries due to Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental control of currency conversion, and (s) difficulties in pursuing growth through acquisitions due to regulations regarding acquisitions;

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

In addition, other risks and uncertainties not presently known to us or that we currently believe to be immaterial could affect the accuracy of any such forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. You should consult our filings with the SEC (including the information set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021) for additional information regarding factors that could affect our financial and other results. You should not place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Form 10-Q. We are not undertaking to update any of these statements, except as required by law.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended March 31, 2022, the Company’s Operating profit would have decreased by approximately $18 million if the RMB weakened 10% relative to the US$. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risks associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements with our vendors.

Investment Risk

In September 2018, we invested $74 million in 8.4 million of Meituan’s ordinary shares. The Company sold 4.2 million of its ordinary shares of Meituan in the second quarter of 2020 for proceeds of approximately $54 million. Equity investment in Meituan is recorded at fair value, which is measured on a recurring basis and is subject to market price volatility. See Note 3 for further discussion on our investment in Meituan.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 15 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 28, 2022.

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

For example, starting in the first quarter of 2020, the COVID-19 pandemic significantly impacted the Company’s operations, resulting in a significant decline in Operating profit mainly driven by same-store sales declines and temporary store closures. At the peak of the COVID-19 outbreak in China in 2020, approximately 35% of our restaurants were closed. Our operations and financial results of second half of 2021 were also significantly affected by multiple waves of Delta-variant outbreaks, spreading to nearly all provinces in China. In the first quarter of 2022, the highly transmissible Omicron variant caused significant volatility in our business operations. After a relatively stable period in January and February, the situation rapidly deteriorated in March 2022, resulting in the largest outbreak since COVID-19 first emerged in early 2020. Compared to the first quarter of 2020, the outbreaks were more severe, in terms of case counts, duration and geographical coverage, and restrictive measures were tighter during the first quarter of 2022. The Company incurred an operating loss in March 2022.

Looking into the second quarter of 2022, the situation has been even more challenging. Many cities across large swaths of China have been fully or partially locked down for weeks or even months, including several economically important regions, such as Shanghai. Drastic public health measures are being stepped up nationwide, in line with the strict enforcement of the “dynamic zero-COVID” policy, resulting in further reductions of social activities, travel and consumption. In April, over 3,000 of our stores, on average, were either temporarily closed or offered only take away and delivery service, of which approximately 50% of the stores were temporarily closed. Same-store sales in April decreased by more than 20%. Unless conditions significantly improve in May and June, we expect to incur an operating loss in the second quarter of 2022.

We expect that our operations will continue to be impacted by the COVID-19 pandemic, including outbreaks caused by existing or new COVID-19 variants and the actions taken by governmental authorities, such as regional lockdowns, measures restricting travel and large gatherings, and recommendations against dining out. It remains difficult to predict the full impact of the COVID-19 pandemic on the broader economy and how consumer behavior may change, and whether such change is temporary or permanent. Social distancing, telecommunicating and reductions in travel may become the new normal. These conditions could fundamentally impact the way we work and the services we provide, and could have continuing adverse effects on our results of operations, cash flows and financial condition after the pandemic subsides. The extent to which our operations continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including resurgences and further spread of existing or new COVID-19 variants, the actions by the government authorities to contain the pandemic or treat its impact, the availability and effectiveness of vaccines, the economic recovery within China and globally, the impact on consumer behavior and other related factors. Our insurance policy does not cover any losses we incur as a result of the pandemic. The COVID-19 pandemic also may have the effect of heightening other risks disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, such as, but not limited to, those related to supply chain management, labor shortage and cost, cybersecurity threats, as well as consumer perceptions of our brands.

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

The audit reports included in our annual reports on Form 10-K are prepared by auditors who are not currently inspected by the Public Company Accounting Oversight Board and, as such, our stockholders are deprived of the benefits of such inspection and our common stock is subject to delisting from the New York Stock Exchange in the future.

As an auditor of companies that are publicly traded in the United States and a firm registered with the Public Company Accounting Oversight Board (“PCAOB”), our independent registered public accounting firm is required under the laws of the United States to undergo regular inspections by the PCAOB. However, because substantially all of our operations are conducted within China, our independent registered public accounting firm’s audit documentation related to their audit reports included in our annual reports on Form 10-K is located in China. The PCAOB is currently unable to conduct full inspections in China or review audit documentation located within China without the approval of Chinese authorities, which has not been granted. Accordingly, the PCAOB has not inspected our independent registered public accounting firm or reviewed documentation related to the audit of our financial statements.

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

On December 18, 2020, the Holding Foreign Companies Accountable Act (the “Act”) was signed into law. The Act requires the SEC to prohibit the securities of any “covered issuer,” including the Company, from being traded on any of the U.S. securities exchanges, including the New York Stock Exchange, or traded “over-the-counter,” if the auditor of the covered issuer’s financial statements is not subject to PCAOB inspection for three consecutive years, beginning in 2021. On December 2, 2021, the SEC adopted final rules implementing the Act, pursuant to which the SEC will implement the trading prohibition as soon as practicable after the covered issuer has been conclusively identified as a “Commission-Identified Issuer” for three consecutive years. In March 2022, the Company was conclusively identified as a Commission-Identified Issuer by the SEC.

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

On April 2, 2022, the China Securities Regulatory Commission (the “CSRC”) proposed revisions to the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing (Draft for Comments) (the “Draft Provisions”). The Draft Provisions outline obligations of issuers listed in overseas markets with operations in China when they provide information involving state secrets or sensitive information to their securities service providers (e.g., auditors) and overseas regulators. In addition, under the Draft Provisions, such issuers will also be required to report to the CSRC and other PRC authorities before accepting any investigation or inspection by overseas regulators. The Draft Provisions have not yet been adopted, and it remains unclear whether any material changes will be made to the Draft Provisions before adoption, or how such measures and provisions will be enacted, interpreted or implemented and how they will affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors authorized an aggregate of $2.4 billion for our share repurchase program, including its most recent increase in authorization in March 2022. The authorizations do not have an expiration date.

The following table provides information as of March 31, 2022 with respect to shares of Yum China common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)

1/1/22-1/31/22	1,692	$47.29	1,692	$537
2/1/22-2/28/22	1,291	$49.58	1,291	$473
3/1/22-3/31/22	1,999	$44.02	1,999	$1,385
Total	4,982	$46.57	4,982	$1,385

Item 6. Exhibits

Exhibit Number	Description of Exhibits

10.1**	Amendment No. 1 to Master License Agreement, dated as of April 15, 2022, by and between YRI China Franchising LLC and Yum Restaurants Consulting (Shanghai) Company Limited. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document *

* Filed or furnished herewith.

** Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yum China Holdings, Inc.
(Registrant)

Date:	May 6, 2022	/s/ Xueling Lu
Controller and Principal Accounting Officer