Form 10-Q
period 2022-06-30
Yum China Holdings, Inc.
filed 2022-08-09
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2022 was 419,571,781 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended		Year to Date Ended
Revenues	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Company sales	$2,026	$2,233	$4,574	$4,564
Franchise fees and income	19	38	43	80
Revenues from transactions with franchisees and unconsolidated affiliates	62	164	139	335
Other revenues	21	16	40	29
Total revenues	2,128	2,451	4,796	5,008
Costs and Expenses, Net
Company restaurants
Food and paper	627	686	1,419	1,390
Payroll and employee benefits	549	540	1,216	1,084
Occupancy and other operating expenses	605	653	1,343	1,301
Company restaurant expenses	1,781	1,879	3,978	3,775
General and administrative expenses	141	136	292	266
Franchise expenses	8	16	18	33
Expenses for transactions with franchisees and unconsolidated affiliates	61	160	136	329
Other operating costs and expenses	18	13	35	24
Closures and impairment expenses, net	14	13	16	11
Other expenses (income), net	24	1	49	(5)
Total costs and expenses, net	2,047	2,218	4,524	4,433
Operating Profit	81	233	272	575
Interest income, net	14	16	26	31
Investment gain (loss)	20	8	(17)	(4)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	115	257	281	602
Income tax provision	(31)	(64)	(86)	(166)
Equity in net earnings (losses) from equity method investments	(1)	—	(2)	—
Net income – including noncontrolling interests	83	193	193	436
Net income – noncontrolling interests	—	12	10	25
Net Income – Yum China Holdings, Inc.	$83	$181	$183	$411
Weighted-average common shares outstanding (in millions):
Basic	421	421	423	420
Diluted	424	435	427	434
Basic Earnings Per Common Share	$0.20	$0.43	$0.43	$0.98
Diluted Earnings Per Common Share	$0.20	$0.42	$0.43	$0.95

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended		Year to Date Ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Net income – including noncontrolling interests	$83	$193	$193	$436
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments	(280)	58	(267)	40
Comprehensive (loss) income – including noncontrolling interests	(197)	251	(74)	476
Comprehensive (loss) income – noncontrolling interests	(41)	15	(29)	27
Comprehensive (Loss) Income – Yum China Holdings, Inc.	$(156)	$236	$(45)	$449

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Year to Date Ended
	6/30/2022	6/30/2021
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$193	$436
Depreciation and amortization	317	252
Non-cash operating lease cost	230	204
Closures and impairment expenses	16	11
Investment loss	17	4
Equity income from investments in unconsolidated affiliates	—	(27)
Distributions of income received from unconsolidated affiliates	—	21
Deferred income taxes	(7)	29
Share-based compensation expense	21	25
Changes in accounts receivable	(17)	(5)
Changes in inventories	59	22
Changes in prepaid expenses, other current assets and VAT assets (Note 9(a))	24	8
Changes in accounts payable and other current liabilities	(51)	16
Changes in income taxes payable	6	1
Changes in non-current operating lease liabilities	(198)	(204)
Other, net	(1)	(20)
Net Cash Provided by Operating Activities	609	773
Cash Flows – Investing Activities
Capital spending	(347)	(303)
Purchases of short-term investments	(2,145)	(2,824)
Purchases of long-term time deposits	—	(25)
Maturities of short-term investments	2,461	2,801
Acquisition of business, net of cash acquired	(23)	—
Acquisition of equity investment	—	(261)
Other, net	2	1
Net Cash Used in Investing Activities	(52)	(611)
Cash Flows – Financing Activities
Repurchase of shares of common stock	(400)	—
Cash dividends paid on common stock	(101)	(101)
Dividends paid to noncontrolling interests	(23)	(14)
Contribution from noncontrolling interests	18	—
Payment of acquisition related holdback	(6)	—
Other, net	(1)	(4)
Net Cash Used in Financing Activities	(513)	(119)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(33)	8
Net Increase in Cash, Cash Equivalents and Restricted Cash	11	51
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	1,136	1,158
Cash, Cash Equivalents and Restricted Cash – End of Period	$1,147	$1,209

Supplemental Cash Flow Data
Cash paid for income tax	93	150
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	141	185

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	6/30/2022	12/31/2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,147	$1,136
Short-term investments	2,506	2,860
Accounts receivable, net	79	67
Inventories, net	353	432
Prepaid expenses and other current assets	491	221
Total Current Assets	4,576	4,716
Property, plant and equipment, net	2,065	2,251
Operating lease right-of-use assets	2,306	2,612
Goodwill	2,047	2,142
Intangible assets, net	213	272
Investments in unconsolidated affiliates	287	292
Deferred income tax assets	103	106
Other assets	457	832
Total Assets	$12,054	$13,223

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$2,099	$2,332
Income taxes payable	54	51
Total Current Liabilities	2,153	2,383
Non-current operating lease liabilities	2,000	2,286
Non-current finance lease liabilities	39	40
Deferred income tax liabilities	400	425
Other liabilities	160	167
Total Liabilities	4,752	5,301

Redeemable Noncontrolling Interest	13	14

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 420 million shares and 449 million shares issued at June 30, 2022 and December 31, 2021, respectively; 420 million shares and 428 million shares outstanding at June 30, 2022 and December 31, 2021, respectively	4	4
Treasury stock	—	(803)
Additional paid-in capital	4,402	4,695
Retained earnings	2,083	2,892
Accumulated other comprehensive income	40	268
Total Yum China Holdings, Inc. Stockholders' Equity	6,529	7,056
Noncontrolling interests	760	852
Total Equity	7,289	7,908
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$12,054	$13,223

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of June 30, 2022, our results of operations and comprehensive income for the quarters and years to date ended June 30, 2022 and 2021, and cash flows for the years to date ended June 30, 2022 and 2021. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 28, 2022.

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

In addition to its equity interest in Hangzhou KFC, Hangzhou Catering operates approximately 60 Chinese dining restaurants under four time-honored brands and a food processing business. The Company applies the equity method of accounting to the 28% equity interest in Hangzhou Catering excluding the Hangzhou KFC business and classified this investment in Investment in unconsolidated affiliates based on its then fair value. The Company elected to report its share of Hangzhou Catering’s financial results with a one-quarter lag because its results are not available in time for the Company to record them in the concurrent period. In the quarter and year to date ended June 30, 2022, the Company's equity loss from Hangzhou Catering, net of taxes, was immaterial, which was included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income. As of June 30, 2022, the carrying amount of the Company’s equity method investment in Hangzhou Catering was $48 million, exceeding the Company’s interest in Hangzhou Catering’s underlying net assets by $28 million. Substantially all of this difference was attributable to its self-owned properties and impact of related deferred tax liabilities determined upon acquisition, which is being depreciated over a weighted-average remaining useful life of 20 years.

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

In May 2021, a senior executive of the Company was nominated and appointed to Sunner’s board of directors upon Sunner’s shareholder approval. Through this representation, the Company participates in Sunner’s policy making process. The representation on Sunner's board, along with the Company being one of Sunner’s significant shareholders, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment and reclassified this investment from Other assets to Investment in unconsolidated affiliates in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. In the quarter and year to date ended June 30, 2022, the Company's equity loss from Sunner, net of taxes, was immaterial, which was included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income.

Since Sunner became the Company’s unconsolidated affiliate in May 2021, the Company purchased inventories of $73 million from Sunner for the quarter and year to date ended June 30, 2021. The Company purchased inventories of $99 million and $191 million for the quarter and year to date ended June 30, 2022, respectively. The Company’s accounts payable and other current liabilities due to Sunner were $40 million and $56 million as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, the carrying amount of the Company’s investment in Sunner was $235 million, exceeding the Company’s interest in Sunner’s underlying net assets by $162 million. Of this basis difference, $19 million was related to finite-lived intangible assets determined upon acquisition, which are being amortized over estimated useful life of 20 years. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of June 30, 2022, the market value of the Company’s investment in Sunner was $178 million based on its quoted closing price.

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

A summary of pre-tax gains or losses on investment in equity securities of Meituan recognized, which was included in Investment gain or loss in our Condensed Consolidated Statements of Income, is as follows:

	Quarter Ended		Year to Date Ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Unrealized gains (losses) recorded on equity securities still held as of the end of the period	$20	$13	$(18)	$14

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

Disaggregation of Revenue

The following tables present revenue disaggregated by types of arrangements and segments:

	Quarter Ended 6/30/2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,571	$443	$12	$—	$2,026	$—	$2,026
Franchise fees and income	13	2	4	—	19	—	19
Revenues from transactions with franchisees and unconsolidated affiliates	7	1	7	47	62	—	62
Other revenues	3	2	119	9	133	(112)	21
Total revenues	$1,594	$448	$142	$56	$2,240	$(112)	$2,128

	Quarter Ended 6/30/2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,687	$533	$13	$—	$2,233	$—	$2,233
Franchise fees and income	30	2	6	—	38	—	38
Revenues from transactions with franchisees and unconsolidated affiliates	14	2	23	125	164	—	164
Other revenues	3	1	64	2	70	(54)	16
Total revenues	$1,734	$538	$106	$127	$2,505	$(54)	$2,451

	Year to Date Ended 6/30/2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$3,562	$985	$27	$—	$4,574	$—	$4,574
Franchise fees and income	29	4	10	—	43	—	43
Revenues from transactions with franchisees and unconsolidated affiliates	15	2	18	104	139	—	139
Other revenues	5	4	250	19	278	(238)	40
Total revenues	$3,611	$995	$305	$123	$5,034	$(238)	$4,796

	Year to Date Ended 6/30/2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$3,470	$1,071	$23	$—	$4,564	$—	$4,564
Franchise fees and income	63	4	13	—	80	—	80
Revenues from transactions with franchisees and unconsolidated affiliates	29	3	49	254	335	—	335
Other revenues	4	1	99	4	108	(79)	29
Total revenues	$3,566	$1,079	$184	$258	$5,087	$(79)	$5,008

Accounts Receivable

Accounts receivable primarily consist of trade receivables and royalties from franchisees, and are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts receivable on the Condensed Consolidated Balance Sheets. Our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of June 30, 2022 and December 31, 2021, the ending balances of provision for accounts receivable were both $1 million and amounts of accounts receivable past due were immaterial. Accounts receivable due from unconsolidated affiliates were both insignificant as of June 30, 2022 and December 31, 2021.

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates that operate our concepts, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets on the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees and unconsolidated affiliates. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $6 million and $7 million at June 30, 2022 and December 31, 2021, respectively.

Contract Liabilities

Contract liabilities at June 30, 2022 and December 31, 2021 were as follows:

Contract liabilities	6/30/2022	12/31/2021
– Deferred revenue related to prepaid stored-value products	$133	$134
– Deferred revenue related to upfront franchise fees	29	30
– Deferred revenue related to customer loyalty programs	22	25
– Deferred revenue related to privilege membership programs	14	18
– Others	1	1
Total	$199	$208

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs and customer loyalty programs is included in Accounts payable and other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $51 million and $68 million for the quarters ended June 30, 2022 and 2021, respectively, and $86 million and $101 million for the years to date ended June 30, 2022 and 2021, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 5 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended		Year to Date Ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Net Income – Yum China Holdings, Inc.	$83	$181	$183	$411
Weighted-average common shares outstanding (for basic calculation)(a)	421	421	423	420
Effect of dilutive share-based awards(a)	3	6	4	6
Effect of dilutive warrants(b)	—	8	—	8
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)(a)	424	435	427	434
Basic Earnings Per Common Share	$0.20	$0.43	$0.43	$0.98
Diluted Earnings Per Common Share	$0.20	$0.42	$0.43	$0.95
Share-based awards excluded from the diluted EPS computation(c)	4	2	4	2

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
(c)
These outstanding stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) were excluded from the computation of diluted EPS because to do so would have been antidilutive for the quarters presented, or because certain PSUs are contingently issuable based on the achievement of performance and market conditions, which have not been met as of June 30, 2022 and 2021.

Note 6 – Equity

Changes in Equity and Redeemable Noncontrolling Interest (in millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interests	Equity	Interest
Balance at March 31, 2022	449	$4	$4,704	$2,941	$279	(26)	$(1,035)	$801	$7,694	$14
Net Income				83				—	83	—
Foreign currency translation adjustments					(239)			(41)	(280)	—
Comprehensive loss									(197)	—
Cash dividends declared ($0.12 per common share)				(50)					(50)
Repurchase and retirement of shares	(30)	—	(312)	(891)		26	1,035		(168)
Exercise and vesting of share- based awards	—	—	—						—
Share-based compensation			10						10
Acquisition of noncontrolling interest									—	(1)
Balance at June 30, 2022	420	$4	$4,402	$2,083	$40	—	$—	$760	$7,289	$13

Balance at March 31, 2021	440	$4	$4,664	$2,285	$150	(20)	$(728)	$226	$6,601	$12
Net Income				181				12	193	—
Foreign currency translation adjustments					55			3	58	—
Comprehensive income									251	—
Cash dividends declared ($0.12 per common share)				(51)					(51)
Exercise and vesting of share- based awards	1	—	—						—
Share-based compensation			15						15
Balance at June 30, 2021	441	$4	$4,679	$2,415	$205	(20)	$(728)	$241	$6,816	$12

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2021	449	$4	$4,695	$2,892	$268	(21)	$(803)	$852	$7,908	$14
Net Income				183				10	193	—
Foreign currency translation adjustments					(228)			(39)	(267)	—
Comprehensive loss									(74)	—
Cash dividends declared ($0.24 per common share)				(101)					(101)
Dividends declared								(81)	(81)
Contribution from noncontrolling interests								18	18
Repurchase and retirement of shares	(30)	—	(312)	(891)		21	803		(400)
Exercise and vesting of share- based awards	1	—	(2)						(2)
Share-based compensation			21						21
Acquisition of noncontrolling interest									—	(1)
Balance at June 30, 2022	420	$4	$4,402	$2,083	$40	—	$—	$760	$7,289	$13

Balance at December 31, 2020	440	$4	$4,658	$2,105	$167	(20)	$(728)	$253	$6,459	$12
Net Income				411				25	436	—
Foreign currency translation adjustments					38			2	40	—
Comprehensive income									476	—
Cash dividends declared ($0.24 per common share)				(101)					(101)
Dividends declared								(39)	(39)
Exercise and vesting of share- based awards	1	—	(4)						(4)
Share-based compensation			25						25
Balance at June 30, 2021	441	$4	$4,679	$2,415	$205	(20)	$(728)	$241	$6,816	$12

*: Shares may not add due to rounding.

Share Repurchase and Retirement

Our Board of Directors has authorized an aggregate of $2.4 billion for our share repurchase program, including its most recent increase in authorization in March 2022. The Company repurchased 9 million shares of Yum China common stock at a total cost of $400 million during the year to date ended June 30, 2022, and no shares of Yum China common stock were repurchased for the year to date ended June 30, 2021. As of June 30, 2022, $1.2 billion remained available for future share repurchases under the authorization.

As of June 30, 2022, all shares repurchased under the current and previous authorizations were retired and resumed the status of authorized and unissued shares of common stock. When shares are retired, the Company's accounting policy is to allocate the excess of the repurchase price over the par value of shares acquired between Additional paid-in capital and Retained earnings. The amount allocated to Additional paid-in capital is based on the value of Additional paid-in capital per share outstanding at the time of retirement and the number of shares to be retired. Any remaining amount is allocated to Retained earnings.

Note 7 – Items Affecting Comparability of Net Income

Impact of COVID-19 Pandemic

Starting in the first quarter of 2020, the COVID-19 pandemic significantly impacted the Company’s operations. During the second quarter of 2022, the most severe COVID-19 outbreaks to date in China continued to significantly affect the Company’s business operations. Operating profit was $81 million and $233 million for the quarters ended June 30, 2022 and 2021, respectively, and $272 million and $575 million for the years to date ended June 30, 2022 and 2021, respectively. The decrease in Operating profit was mainly driven by same-store sales declines and temporary store closures resulting from the COVID-19 outbreaks.

Fair Value Changes for Investment in Equity Securities

In September 2018, we invested in the equity securities of Meituan, the fair value of which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income. We recorded related pre-tax gain of $20 million and $13 million for the quarters ended June 30, 2022 and 2021, respectively, and related pre-tax loss of $18 million and pre-tax gain of $14 million for the years to date ended June 30, 2022 and 2021, respectively.

In the first quarter of 2021, we invested in a 5% equity interest in Sunner. The investment in Sunner was recorded at fair value based on its closing market price on each measurement date before it became subject to the equity method of accounting when the Company established significant influence over the operating and financial policies of Sunner in May 2021. We recorded related pre-tax loss of $5 million and $22 million for the quarter and year to date ended June 30, 2021, respectively, representing changes in fair value before the equity method of accounting was applied.

See Note 3 for additional information on our investment in Meituan and Sunner.

Note 8 – Other Expenses (Income), net

	Quarter Ended		Year to Date Ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Equity income from investments in unconsolidated affiliates(a)	$—	$(10)	$—	$(27)
Amortization of reacquired franchise rights(b)	24	10	50	19
Foreign exchange impact and others	—	1	(1)	3
Other expenses (income), net	$24	$1	$49	$(5)

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

Note 9 – Supplemental Balance Sheet Information

Accounts Receivable, net	6/30/2022	12/31/2021
Accounts receivable, gross	$80	$68
Allowance for doubtful accounts	(1)	(1)
Accounts receivable, net	$79	$67

Prepaid Expenses and Other Current Assets	6/30/2022	12/31/2021
VAT assets(a)	$303	$—
Receivables from payment processors and aggregators	47	45
Other prepaid expenses and current assets	141	176
Prepaid expenses and other current assets	$491	$221

Property, Plant and Equipment	6/30/2022	12/31/2021
Buildings and improvements	$2,692	$2,695
Finance leases, primarily buildings	54	52
Machinery and equipment, and construction in progress	1,734	1,878
Property, plant and equipment, gross	4,480	4,625
Accumulated depreciation	(2,415)	(2,374)
Property, plant and equipment, net	$2,065	$2,251

Other Assets	6/30/2022	12/31/2021
Land use right	$129	$138
Investment in equity securities	104	122
Long-term deposits	93	101
Investment in long-term time deposits(b)	87	90
Costs to obtain contracts	6	7
VAT assets (a)	3	322
Others	35	52
Other Assets	$457	$832

Accounts Payable and Other Current Liabilities	6/30/2022	12/31/2021
Accounts payable	$730	$830
Operating lease liabilities	473	508
Accrued compensation and benefits	234	283
Contract liabilities	174	182
Accrued capital expenditures	141	269
Dividends payable	105	38
Accrued marketing expenses	100	71
Other current liabilities	142	151
Accounts payable and other current liabilities	$2,099	$2,332

Other Liabilities	6/30/2022	12/31/2021
Accrued income tax payable	$49	$56
Contract liabilities	25	26
Other non-current liabilities	86	85
Other liabilities	$160	$167

(a)
On June 7, 2022, the Chinese Ministry of Finance and the Chinese State Tax Administration jointly issued Circular [2022] No. 21, to extend full VAT credit refunds to more sectors and increase the frequency for accepting taxpayers' applications with an aim to support business recovery. Beginning on July 1, 2022, entities engaged in providing catering services in China are allowed to apply for a lump sum refund of VAT assets accumulated prior to March 31, 2019. In addition, VAT assets accumulated after March 31, 2019 can be refunded on a monthly basis. As the benefits of certain VAT assets are expected to be realized within one year pursuant to Circular [2022] No. 21, $303 million of VAT assets as of June 30, 2022 were reclassified from Other assets to Prepaid expense and other current assets.

(b)
As of June 30, 2022 and December 31, 2021, the Company had $87 million and $90 million invested in long-term time deposits, respectively, bearing a fixed interest rate, with original maturity of three years. The asset is restricted for use in order to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements.

Note 10 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2021
Goodwill, gross	$2,533	$2,040	$20	$473
Accumulated impairment losses (a)	(391)	—	—	(391)
Goodwill, net	2,142	2,040	20	82
Goodwill acquired(b)	16	15	1	—
Effect of currency translation adjustment	(111)	(106)	(1)	(4)
Balance as of June 30, 2022
Goodwill, gross	2,438	1,949	20	469
Accumulated impairment losses (a)	(391)	—	—	(391)
Goodwill, net	$2,047	$1,949	$20	$78

(a)
Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.

(b)
Goodwill acquired resulted from the acquisition of restaurants from our existing franchisees. The acquisition is considered immaterial.

Intangible assets, net as of June 30, 2022 and December 31, 2021 are as follows:

	6/30/2022				12/31/2021
	Gross Carrying Amount(a)	Accumulated Amortization(a)	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$284	$(230)	$—	$54	$295	$(191)	$—	$104
Huang Ji Huang franchise related assets	22	(2)	—	20	23	(2)	—	21
Daojia platform	16	(4)	(12)	—	16	(4)	(12)	—
Customer-related assets	12	(9)	(2)	1	12	(9)	(2)	1
Others	9	(5)	—	4	10	(5)	—	5
	$343	$(250)	$(14)	$79	$356	$(211)	$(14)	$131
Indefinite-lived intangible assets
Little Sheep trademark	$54	$—	$—	$54	$57	$—	$—	$57
Huang Ji Huang trademark	80	—	—	80	84	—	—	84
	$134	$—	$—	$134	$141	$—	$—	$141

Total intangible assets	$477	$(250)	$(14)	$213	$497	$(211)	$(14)	$272

(a)
Changes in gross carrying amount and accumulated amortization include effect of currency translation adjustments.

(b)
Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense of finite-lived intangible assets was $26 million and $11 million for the quarters ended June 30, 2022 and 2021, respectively, and $52 million and $21 million for the years to date ended June 30, 2022 and 2021, respectively. As of June 30, 2022, expected amortization expense for the unamortized finite-lived intangible assets is approximately $49 million for the remainder of 2022, $4 million in 2023, and $2 million in each of 2024, 2025 and 2026. Increase in amortization expenses for finite-lived intangible assets in 2022 primarily relates to reacquired franchise rights resulting from the acquisition of Hangzhou KFC (Note 3).

Note 11 – Leases

As of June 30, 2022, we leased over 10,400 properties in China for our Company-owned restaurants. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	6/30/2022	12/31/2021	Account Classification
Assets
Operating lease right-of-use assets	$2,306	$2,612	Operating lease right-of-use assets
Finance lease right-of-use assets	34	33	Property, plant and equipment, net
Total leased assets	$2,340	$2,645

Liabilities
Current
Operating lease liabilities	$473	$508	Accounts payable and other current liabilities
Finance lease liabilities	4	3	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	2,000	2,286	Non-current operating lease liabilities
Finance lease liabilities	39	40	Non-current finance lease liabilities
Total lease liabilities	$2,516	$2,837

Summary of Lease Cost	Quarter Ended		Year to Date Ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021	Account Classification

Operating lease cost	$143	$138	$300	$274	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	1	—	2	1	Occupancy and other operating expenses
Interest on lease liabilities	1	1	1	1	Interest expense, net
Variable lease cost(a)	63	87	159	182	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	4	3	7	5	Occupancy and other operating expenses or G&A
Sub-lease income	(7)	(6)	(13)	(14)	Franchise fees and income or Other revenues
Total lease cost	$205	$223	$456	$449

(a)
The Company was granted $11 million and $2 million in lease concessions from landlords related to the effects of the COVID-19 pandemic during the quarters ended June 30, 2022 and 2021, respectively, and $14 million and $7 million during the years to date ended June 30, 2022 and 2021, respectively. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff Q&A document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted.

Supplemental Cash Flow Information	Year to Date Ended
	6/30/2022	6/30/2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$278	$286
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	2	1
Right-of-use assets obtained in exchange for lease liabilities(b):
Operating leases	$23	$215
Finance leases	3	—

(b)
This supplemental non-cash disclosure for right-of-use (“ROU”) assets obtained in exchange for lease liabilities includes increase in lease liabilities associated with obtaining new ROU assets of $123 million and $201 million for the years to date ended June 30, 2022 and 2021, respectively, as well as adjustments to lease liabilities or ROU assets due to modification or other reassessment events, which resulted in a $97 million decrease and $14 million increase in lease liabilities for the years to date ended June 30, 2022 and 2021, respectively.

Lease Term and Discount Rate	6/30/2022	6/30/2021
Weighted-average remaining lease term (years)
Operating leases	7.1	7.0
Finance leases	11.4	10.7

Weighted-average discount rate
Operating leases	5.3%	5.8%
Finance leases	5.3%	5.7%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of June 30, 2022 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2022	$327	$3	$330
2023	513	6	519
2024	449	5	454
2025	382	5	387
2026	327	5	332
Thereafter	980	33	1,013
Total undiscounted lease payment	2,978	57	3,035
Less: imputed interest(c)	505	14	519
Present value of lease liabilities	$2,473	$43	$2,516

(c)
As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of June 30, 2022, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $150 million. These leases will commence between the third quarter of 2022 and 2026 with lease terms of 1 year to 20 years.

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

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term time deposits and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred during the quarters and years to date ended June 30, 2022 and 2021.

		Fair Value Measurement or Disclosure at June 30, 2022
	Balance at June 30, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$360		$360
Fixed income debt securities(a)	100		100
Total cash equivalents	460	—	460	—
Short-term investments:
Time deposits	1,464		1,464
Fixed income debt securities(a)	870		870
Structured deposits	142		142
Variable return investments	30	30
Total short-term investments	2,506	30	2,476	—
Other assets:
Investment in equity securities	104	104
Long-term time deposits	87		87
Total	$3,157	$134	$3,023	$—

		Fair Value Measurement or Disclosure at December 31, 2021
	Balance at December 31, 2021	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$321		$321
Money market funds	45	45
Fixed income debt securities(a)	163	63	100
Total cash equivalents	529	108	421	—
Short-term investments:
Time deposits	1,726		1,726
Fixed income debt securities(a)	1,055		1,055
Variable return investments	79	79
Total short-term investments	2,860	79	2,781	—
Other assets:
Investment in equity securities	122	122
Long-term time deposits	90		90
Total	$3,601	$309	$3,292	$—

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

In determining the fair value of restaurant-level assets, the Company considered the highest and best use of the assets from a market participants’ perspective, which is represented by the higher of the forecasted discounted cash flows from operating restaurants and the price market participants would pay to sub-lease the ROU assets and acquire the remaining restaurants assets, even if that use differs from the current use by the Company. The after-tax cash flows incorporate reasonable assumptions we believe a franchisee would make, such as sales growth, and include a deduction for royalties we would receive under a franchise agreement with terms substantially at market. The discount rate used in the fair value calculation is our estimate of the required rate-of-return that a franchisee would expect to receive when purchasing a similar restaurant and the related long-lived assets. In situations where the highest and best use of restaurant-level assets are represented by sub-leasing the operating lease ROU assets and acquiring the remaining restaurant assets, the Company continues to use these assets in operating its restaurant business, which is consistent with its long-term strategy of growing revenue through operating restaurant concepts.

As of each relevant measurement date, the fair value of restaurant-level assets, if determined to be impaired, are primarily represented by the price market participant would pay to sub-lease the operating lease ROU assets and acquire remaining the restaurants assets, which reflects the highest and best use of the assets. Significant unobservable inputs used in the fair value measurement include market rental prices, which were determined with the assistance of an independent valuation specialist. The direct comparison approach is used as the valuation technique by assuming a sub-lease of each of the properties in its existing state with vacant possession. By making reference to lease transactions as available in the relevant market, comparable properties in close proximity have been selected and adjustments have been made to account for any difference in factors such as location and property size.

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the quarters and years to date ended June 30, 2022 and 2021. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective period-end dates.

	Quarter Ended		Year to Date Ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021	Account Classification
Restaurant-level impairment(a)	$15	$13	$15	$13	Closure and impairment expenses, net

(a) Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. After considering the impairment charges recorded during the corresponding periods, the fair value of assets as of June 30, 2022 and 2021 was $67 million and $50 million, respectively.

Note 13 – Income Taxes

	Quarter Ended		Year to Date Ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Income tax provision	$31	$64	$86	$166
Effective tax rate	26.5%	24.8%	30.4%	27.6%

The higher effective tax rate for the quarter and year to date ended June 30, 2022 was primarily due to a prior year tax benefit from equity income from investments in unconsolidated affiliates and impact of lower pre-tax income.

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

We are subject to reviews, examinations and audits by Chinese tax authorities, the Internal Revenue Service and other tax authorities with respect to income and non-income based taxes. Since 2016, we have been under a national audit on transfer pricing by the Chinese State Tax Administration (the "STA") regarding our related party transactions for the period from 2006 to 2015. The information and views currently exchanged with the tax authorities focus on our franchise arrangement with YUM. We continue to provide information requested by the tax authorities to the extent it is available to the Company. It is reasonably possible that there could be significant developments, including expert review and assessment by the STA, within the next 12 months. The ultimate assessment and decision of the STA will depend upon further review of the information provided, as well as ongoing technical and other discussions with the STA and in-charge local tax authorities, and therefore, it is not possible to reasonably estimate the potential impact at this time. We will continue to defend our transfer pricing position. However, if the STA prevails in the assessment of additional tax due based on its ruling, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations and cash flows.

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

	Quarter Ended 6/30/2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,594	$448	$34	$52	$2,128	$—	$2,128
Inter-segment revenue	—	—	108	4	112	(112)	—
Total	$1,594	$448	$142	$56	$2,240	$(112)	$2,128

	Quarter Ended 6/30/2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,734	$538	$52	$127	$2,451	$—	$2,451
Inter-segment revenue	—	—	54	—	54	(54)	—
Total	$1,734	$538	$106	$127	$2,505	$(54)	$2,451

	Year to Date Ended 6/30/2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$3,611	$995	$75	$115	$4,796	$—	$4,796
Inter-segment revenue	—	—	230	8	238	(238)	—
Total	$3,611	$995	$305	$123	$5,034	$(238)	$4,796

	Year to Date Ended 6/30/2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$3,566	$1,079	$105	$258	$5,008	$—	$5,008
Inter-segment revenue	—	—	79	—	79	(79)	—
Total	$3,566	$1,079	$184	$258	$5,087	$(79)	$5,008

	Quarter Ended		Year to Date Ended
Operating Profit (Loss)	6/30/2022	6/30/2021	6/30/2022	6/30/2021
KFC(b)	$122	$240	$342	$567
Pizza Hut	11	39	41	99
All Other Segments	(13)	(6)	(30)	(9)
Unallocated revenues from transactions with franchisees and unconsolidated affiliates(c)	47	125	104	254
Unallocated other revenues	9	2	19	4
Unallocated expenses from transactions with franchisees and unconsolidated affiliates(c)	(48)	(123)	(105)	(252)
Unallocated other operating costs and expenses	(9)	(2)	(18)	(5)
Unallocated and corporate G&A expenses	(39)	(40)	(83)	(81)
Unallocated other income (expenses), net	1	(2)	2	(2)
Operating Profit	$81	$233	$272	$575
Interest income, net(a)	14	16	26	31
Investment gain (loss)(a)	20	8	(17)	(4)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	$115	$257	$281	$602

	Quarter Ended		Year to Date Ended
Impairment Charges	6/30/2022	6/30/2021	6/30/2022	6/30/2021
KFC(d)	$14	$9	$19	$11
Pizza Hut(d)	4	6	5	7
All Other Segments(d)	4	1	6	1
	$22	$16	$30	$19

	Total Assets
	6/30/2022	12/31/2021
KFC	$5,499	$6,072
Pizza Hut	884	972
All Other Segments	396	454
Corporate and Unallocated(e)	5,275	5,725
	$12,054	$13,223

(a)
Amounts have not been allocated to any segment for performance reporting purposes.
(b)
Includes equity income from our investment in Hangzhou KFC of $13 million and $32 million for the quarter and year to date ended June 30, 2021 before we consolidated the results of the entity upon completion of the acquisition. See Note 3 for details.
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

Guarantees for Franchisees

From time to time, we have guaranteed certain lines of credit and loans of franchisees. As of June 30, 2022, no guarantees were outstanding for franchisees.

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

Note 16 – Subsequent Events

Cash Dividend

On July 28, 2022, the Company announced that the Board of Directors declared a cash dividend of $0.12 per share on Yum China's common stock, payable as of the close of business on September 15, 2022, to stockholders of record as of the close of business on August 25, 2022. Total estimated cash dividend payable is approximately $50 million.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of system sales, with over 12,000 restaurants covering over 1,700 cities primarily in China as of June 30, 2022. Our growing restaurant base consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Little Sheep, Huang Ji Huang, Lavazza, COFFii & JOY and Taco Bell. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Macau and Taiwan, and own the intellectual property of the Little Sheep, Huang Ji Huang and COFFii & JOY concepts outright. KFC was the first major global restaurant brand to enter China as early as 1987. With more than 30 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of system sales. We believe that there are significant opportunities to further expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of June 30, 2022, KFC operated over 8,500 restaurants in over 1,700 cities across China. During the fourth quarter of 2021, the Company completed the acquisition of a 28% equity interest in Hangzhou Catering Service Group (“Hangzhou Catering”), which holds a 45% equity interest in an unconsolidated affiliate that operates KFC stores in and around Hangzhou, China (“Hangzhou KFC”), increasing our equity interest to approximately 60% directly and indirectly, and allowing the Company to consolidate Hangzhou KFC.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of June 30, 2022, Pizza Hut operated over 2,700 restaurants in over 600 cities.

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

Quarters and Years to Date Ended June 30, 2022 and 2021

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

Quarterly highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	(15)	(16)	+12	(49)	(47)
Pizza Hut	(14)	(15)	+12	(71)	(69)
All Other Segments(b)	(34)	(30)	(4)	NM	NM
Total	(16)	(16)	+10	(65)	(63)

Year to date highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	(10)	(12)	+12	(40)	(40)
Pizza Hut	(8)	(10)	+12	(58)	(58)
All Other Segments(b)	(23)	(20)	(4)	NM	NM
Total	(10)	(12)	+10	(53)	(53)

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

As of June 30, 2022, the Company operated over 12,000 units, predominately KFC and Pizza Hut restaurants, which are the leading and largest QSR and CDR brands, respectively, in mainland China in terms of system sales. We believe that there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

The most severe COVID-19 outbreaks to date in China continued to significantly affect our operations in the second quarter. During April and May, over 2,500 of our stores in China, on average, were either temporarily closed or offered only takeaway and delivery services. Same-store sales in April and May decreased by more than 20% year over year. In June, COVID-19-related restrictive measures began to ease across the country. The number of stores temporarily closed or offering only takeaway and delivery services reduced to approximately 800 by the end of the month. Sales performance improved sequentially with same-store sales recording a decline of approximately high single digits year over year.

As compared to the second quarter of 2021, Company sales in the second quarter of 2022 decreased 9%, or 7% excluding the impact of F/X. Company sales for the year to date ended June 30, 2022 remained flat both including and excluding the impact of F/X. The decrease in Company sales for the quarter, excluding the impact of F/X, was driven by same-store sales decline of 16% and substantially more temporary store closures due to the impact of the COVID-19 pandemic, partially offset by net unit growth of 22% in Company-owned stores including the acquisition of Hangzhou KFC. The year to date Company sales were driven by net unit growth including the acquisition of Hangzhou KFC, offset by same-store sales decline of 12% and substantially more temporary store closures due to the impact of the COVID-19 pandemic.

The decrease in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by same-store sales decline, temporary store closures due to the impact of the COVID-19 pandemic, inflation in commodities of low single digits, wages of 5% and utility rates, as well as increased rider cost associated with a rise of approximately eight percentage points in delivery sales mix from the prior year period due to more severe outbreaks. These factors were partially offset by higher productivity and higher temporary relief provided by landlords.

The year to date decrease in Operating profit, excluding the impact of F/X, was primarily driven by same-store sales decline, temporary store closures due to the impact of the COVID-19 pandemic, inflation in commodities of low single digits, wages of 5% and utility rates, as well as increased rider cost associated with a rise of approximately seven percentage points in delivery sales mix from the prior year period due to more severe outbreaks. These factors were partially offset by higher productivity and the acquisition of Hangzhou KFC.

The Consolidated Results of Operations for the quarters and years to date ended June 30, 2022 and 2021 are presented below:

	Quarter Ended		% B/(W) (a)				Year to Date Ended		% B/(W) (a)
	6/30/2022	6/30/2021	Reported		Ex F/X		6/30/2022	6/30/2021	Reported		Ex F/X
Company sales	$2,026	$2,233	(9)		(7)		$4,574	$4,564	—		—
Franchise fees and income	19	38	(50)		(49)		43	80	(46)		(46)
Revenues from transactions with franchisees and unconsolidated affiliates	62	164	(62)		(61)		139	335	(59)		(59)
Other revenues	21	16	31		34		40	29	38		38
Total revenues	$2,128	$2,451	(13)		(11)		$4,796	$5,008	(4)		(4)
Restaurant profit	$245	$354	(31)		(28)		$596	$789	(24)		(24)
Restaurant Margin %	12.1%	15.8%	(3.7)	ppts.	(3.7)	ppts.	13.0%	17.3%	(4.3)	ppts.	(4.3)	ppts.
Operating Profit	$81	$233	(65)		(63)		$272	$575	(53)		(53)
Interest income, net	14	16	(10)		(9)		26	31	(15)		(14)
Investment gain (loss)	20	8	NM		NM		(17)	(4)	NM		NM
Income tax provision	(31)	(64)	52		50		(86)	(166)	48		48
Equity in net earnings (losses) from equity method investments	(1)	—	NM		NM		(2)	—	NM		NM
Net Income – including noncontrolling interests	83	193	(57)		(55)		193	436	(56)		(55)
Net Income – noncontrolling interests	—	12	97		95		10	25	57		57
Net Income – Yum China Holdings, Inc.	$83	$181	(54)		(52)		$183	$411	(56)		(55)
Diluted Earnings Per Common Share	$0.20	$0.42	(52)		(52)		$0.43	$0.95	(55)		(55)
Effective tax rate	26.5%	24.8%					30.4%	27.6%
Supplementary information – Non-GAAP Measures(b)
Adjusted Operating Profit	$82	$237					$275	$582
Adjusted Net Income – Yum China Holdings, Inc.	$84	$185					$186	$418
Adjusted Diluted Earnings Per Common Share	$0.20	$0.42					$0.44	$0.96
Adjusted Effective Tax Rate	26.3%	24.5%					30.1%	27.2%
Adjusted EBITDA	$257	$377					$622	$853

(a)
Represents the period-over-period change in percentage.

(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

	Quarter Ended 6/30/2022	Year to Date Ended 6/30/2022
	% Change	% Change
System Sales Decline	(18)%	(10)%
System Sales Decline, excluding F/X	(16)%	(10)%
Same-Store Sales Decline	(16)%	(12)%

Unit Count	6/30/2022	6/30/2021	% Increase (Decrease)
Company-owned(a)	10,461	8,594	22
Unconsolidated affiliates(a)	—	754	(100)
Franchisees	1,709	1,675	2
	12,170	11,023	10

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

	Quarter Ended		Year to Date Ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Non-GAAP Reconciliations
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$81	$233	$272	$575
Special Items, Operating Profit	(1)	(4)	(3)	(7)
Adjusted Operating Profit	$82	$237	$275	$582
Reconciliation of Net Income to Adjusted Net Income
Net Income – Yum China Holdings, Inc.	$83	$181	$183	$411
Special Items, Net Income – Yum China Holdings, Inc.	(1)	(4)	(3)	(7)
Adjusted Net Income – Yum China Holdings, Inc.	$84	$185	$186	$418
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.20	$0.43	$0.43	$0.98
Special Items, Basic Earnings Per Common Share	—	(0.01)	(0.01)	(0.01)
Adjusted Basic Earnings Per Common Share	$0.20	$0.44	$0.44	$0.99
Diluted Earnings Per Common Share	$0.20	$0.42	$0.43	$0.95
Special Items, Diluted Earnings Per Common Share	—	—	(0.01)	(0.01)
Adjusted Diluted Earnings Per Common Share	$0.20	$0.42	$0.44	$0.96
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 13)	26.5%	24.8%	30.4%	27.6%
Impact on effective tax rate as a result of Special Items	0.2%	0.3%	0.3%	0.4%
Adjusted effective tax rate	26.3%	24.5%	30.1%	27.2%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter Ended		Year to Date Ended
Reconciliation of Net Income to Adjusted EBITDA	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Net Income – Yum China Holdings, Inc.	$83	$181	$183	$411
Net Income – noncontrolling interests	—	12	10	25
Equity in net (earnings) losses from equity method investments	1	—	2	—
Income tax provision	31	64	86	166
Interest income, net	(14)	(16)	(26)	(31)
Investment (gain) loss	(20)	(8)	17	4
Operating Profit	81	233	272	575
Special Items, Operating Profit	1	4	3	7
Adjusted Operating Profit	82	237	275	582
Depreciation and amortization	153	124	317	252
Store impairment charges	22	16	30	19
Adjusted EBITDA	$257	$377	$622	$853

Details of Special Items are presented below:

	Quarter Ended		Year to Date Ended
Details of Special Items	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Share-based compensation expense for Partner PSU Awards(1)	$(1)	$(4)	$(3)	$(7)
Special Items, Operating Profit	(1)	(4)	(3)	(7)
Tax Expenses on Special Items(2)	—	—	—	—
Special items, net income – including noncontrolling interests	(1)	(4)	(3)	(7)
Special items, net income – noncontrolling interests	—	—	—	—
Special Items, Net Income – Yum China Holdings, Inc.	$(1)	$(4)	$(3)	$(7)
Weighted-average diluted shares outstanding (in millions)	424	435	427	434
Special Items, Diluted Earnings Per Common Share	$—	$—	$(0.01)	$(0.01)

(1)
In February 2020, the Company granted Partner PSU Awards to select employees who were deemed critical to the Company’s execution of its strategic operating plan. These PSU awards will only vest if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares subject to the PSU awards. Partner PSU Awards were granted to address increased competition for executive talent, motivate transformational performance and encourage management retention. Given the unique nature of these grants, the Compensation Committee does not intend to grant similar special grants to the same employees during the performance period. The impact from these special awards is excluded from metrics that management uses to assess the Company’s performance. The Company recognized share-based compensation expenses of $1 million and $3 million associated with the Partner PSU Awards for the quarter and year to date ended June 30, 2022, respectively, and $4 million and $7 million associated with the Partner PSU Awards for the quarter and year to date ended June 30, 2021, respectively.

(2)
The tax expense was determined based upon the nature, as well as the jurisdiction, of each Special Item at the applicable tax rate.

The Company excludes impact from Special Items for the purpose of evaluating performance internally. Special Items are not included in any of our segment results. In addition, the Company provides Adjusted EBITDA because we believe that investors and analysts may find it useful in measuring operating performance without regard to items such as equity in net earnings (losses) from equity method investments, income tax, interest income, net, investment gain or loss, depreciation and amortization, store impairment charges and Special Items. Store impairment charges included as an adjustment item in Adjusted EBITDA primarily resulted from our semi-annual impairment evaluation of long-lived assets of individual restaurants, and additional impairment evaluation whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If these restaurant-level assets were not impaired, depreciation of the assets would have been recorded and included in EBITDA. Therefore, store impairment charges were a non-cash item similar to depreciation and amortization of our long-lived assets of restaurants. The Company believes that investors and analysts may find it useful in measuring operating performance without regard to such non-cash item.

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

Segment Results

KFC

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2022	6/30/2021	Reported		Ex F/X		6/30/2022	6/30/2021	Reported		Ex F/X
Company sales	$1,571	$1,687	(7)		(4)		$3,562	$3,470	3		3
Franchise fees and income	13	30	(57)		(56)		29	63	(54)		(54)
Revenues from transactions with franchisees and unconsolidated affiliates	7	14	(51)		(50)		15	29	(49)		(49)
Other revenues	3	3	3		5		5	4	18		19
Total revenues	$1,594	$1,734	(8)		(6)		$3,611	$3,566	1		1

Restaurant profit	$210	$284	(26)		(24)		$512	$639	(20)		(20)
Restaurant margin %	13.4%	16.8%	(3.4)	ppts.	(3.4)	ppts.	14.4%	18.4%	(4.0)	ppts.	(4.0)	ppts.

G&A expenses	$63	$58	(7)		(10)		$128	$113	(13)		(13)
Franchise expenses	$6	$15	53		52		$15	$31	50		50
Expenses for transactions with franchisees and unconsolidated affiliates	$6	$14	54		52		$14	$29	52		52
Other operating costs and expenses	$2	$1	(59)		(63)		$3	$1	(38)		(39)
Closures and impairment expenses, net	$9	$6	(30)		(36)		$8	$6	(23)		(29)
Other expenses (income), net	$25	$(3)	NM		NM		$51	$(12)	NM		NM
Operating Profit	$122	$240	(49)		(47)		$342	$567	(40)		(40)

	Quarter Ended 6/30/2022	Year to Date Ended 6/30/2022
	% Change	% Change
System Sales Decline	(18)%	(10)%
System Sales Decline, excluding F/X	(15)%	(10)%
Same-Store Sales Decline	(16)%	(12)%

Unit Count	6/30/2022	6/30/2021	% Increase (Decrease)
Company-owned(a)	7,720	6,207	24
Unconsolidated affiliates(a)	—	740	(100)
Franchisees	790	662	19
	8,510	7,609	12

(a)
As a result of the acquisition of Hangzhou KFC in the fourth quarter of 2021, the restaurant units of Hangzhou KFC were transferred from unconsolidated affiliates to Company-owned.

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	6/30/2021	Store Portfolio Actions	Other	F/X	6/30/2022
Company sales	$1,687	$171	$(244)	$(43)	$1,571
Cost of sales	(522)	(53)	77	14	(484)
Cost of labor	(391)	(61)	29	10	(413)
Occupancy and other operating expenses	(490)	(60)	74	12	(464)
Restaurant profit	$284	$(3)	$(64)	$(7)	$210

	Year to Date Ended
Income (Expense)	6/30/2021	Store Portfolio Actions	Other	F/X	6/30/2022
Company sales	$3,470	$497	$(402)	$(3)	$3,562
Cost of sales	(1,062)	(155)	111	1	(1,105)
Cost of labor	(789)	(151)	26	—	(914)
Occupancy and other operating expenses	(980)	(155)	103	1	(1,031)
Restaurant profit	$639	$36	$(162)	$(1)	$512

The decrease in Company sales for the quarter, excluding the impact of F/X, was primarily driven by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic, partially offset by net unit growth including the acquisition of Hangzhou KFC. The decrease in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the decrease in Company sales, inflation in commodities of low single digits, wages of 4% and utility rates, as well as increased rider cost associated with a rise of approximately eight percentage points in delivery sales mix from the prior year period due to more severe outbreaks, partially offset by higher productivity and an increase of $9 million in temporary relief provided by landlords and government agencies.

The year to date increase in Company sales, excluding the impact of F/X, was primarily driven by net unit growth including the acquisition of Hangzhou KFC, partially offset by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic. The year to date decrease in Restaurant profit, excluding the impact of F/X, was primarily driven by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic, inflation in commodities of low single digits, wages of 5% and utility rates, as well as increased rider cost associated with a rise of approximately seven percentage points in delivery sales mix from the prior year period due to more severe outbreaks, partially offset by the acquisition of Hangzhou KFC and higher productivity.

Franchise Fees and Income/Revenues from Transactions with Franchisees and Unconsolidated Affiliates

The quarter and year to date decrease in Franchise fees and income and Revenues from transactions with franchisees and unconsolidated affiliates, excluding the impact of F/X, was primarily driven by the acquisition of Hangzhou KFC in December 2021.

G&A Expenses

The quarter and year to date increase in G&A expenses, excluding the impact of F/X, was primarily driven by the acquisition of Hangzhou KFC in December 2021 and merit increases.

Operating Profit

The quarter and year to date decrease in Operating profit, excluding the impact of F/X, was primarily driven by the decrease in Restaurant profit and higher G&A expenses.

Pizza Hut

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2022	6/30/2021	Reported		Ex F/X		6/30/2022	6/30/2021	Reported		Ex F/X
Company sales	$443	$533	(17)		(15)		$985	$1,071	(8)		(8)
Franchise fees and income	2	2	(1)		1		4	4	3		3
Revenues from transactions with franchisees and unconsolidated affiliates	1	2	(44)		(43)		2	3	(36)		(36)
Other revenues	2	1	146		153		4	1	NM		NM
Total revenues	$448	$538	(17)		(14)		$995	$1,079	(8)		(8)

Restaurant profit	$38	$70	(45)		(43)		$96	$152	(36)		(36)
Restaurant margin %	8.6%	13.1%	(4.5)	ppts.	(4.5)	ppts.	9.8%	14.2%	(4.4)	ppts.	(4.4)	ppts.

G&A expenses	$28	$28	(2)		(5)		$57	$53	(8)		(9)
Franchise expenses	$1	$1	14		12		$2	$2	5		4
Expenses for transactions with franchisees and unconsolidated affiliates	$1	$2	42		40		$2	$3	35		35
Other operating costs and expenses	$2	$—	NM		NM		$3	$—	NM		NM
Closures and impairment expenses, net	$—	$5	94		93		$1	$3	77		76
Operating Profit	$11	$39	(71)		(69)		$41	$99	(58)		(58)

	Quarter Ended 6/30/2022	Year to Date Ended 6/30/2022
	% Change	% Change
System Sales Decline	(17)%	(8)%
System Sales Decline, excluding F/X	(14)%	(8)%
Same-Store Sales Decline	(15)%	(10)%

Unit Count	6/30/2022	6/30/2021	% Increase
Company-owned	2,573	2,298	12
Franchisees	138	127	9
	2,711	2,425	12

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	6/30/2021	Store Portfolio Actions	Other	F/X	6/30/2022
Company sales	$533	$(10)	$(67)	$(13)	$443
Cost of sales	(160)	2	14	5	(139)
Cost of labor	(146)	(2)	14	3	(131)
Occupancy and other operating expenses	(157)	—	19	3	(135)
Restaurant profit	$70	$(10)	$(20)	$(2)	$38

	Year to Date Ended
Income (Expense)	6/30/2021	Store Portfolio Actions	Other	F/X	6/30/2022
Company sales	$1,071	$8	$(92)	$(2)	$985
Cost of sales	(320)	(3)	17	1	(305)
Cost of labor	(289)	(11)	12	—	(288)
Occupancy and other operating expenses	(310)	(9)	23	—	(296)
Restaurant profit	$152	$(15)	$(40)	$(1)	$96

The decrease in Company sales for the quarter, excluding the impact of F/X, was primarily driven by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic, partially offset by net unit growth. The decrease in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the decrease in Company sales, inflation in commodities of low single digits, wages of 5% and utility rates, partially offset by higher productivity.

The year to date decrease in Company sales, excluding the impact of F/X, was primarily driven by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic, partially offset by net unit growth. The year to date decrease in Restaurant profit, excluding the impact of F/X, was primarily driven by the decrease in Company sales and inflation in wages of 6% and utility rates, partially offset by higher productivity.

G&A Expenses

The quarter and year to date increase in G&A expenses, excluding the impact of F/X, was primarily driven by merit increases.

Operating Profit

The quarter and year to date decrease in Operating profit, excluding the impact of F/X, was primarily driven by the decrease in Restaurant profit.

All Other Segments

All Other Segments reflects the results of Little Sheep, Huang Ji Huang, Lavazza, COFFii & JOY, Taco Bell, East Dawning, Daojia and our e-commerce business.

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2022	6/30/2021	Reported		Ex F/X		6/30/2022	6/30/2021	Reported		Ex F/X
Company sales	$12	$13	(4)		(1)		$27	$23	16		16
Franchise fees and income	4	6	(32)		(30)		10	13	(21)		(21)
Revenues from transactions with franchisees and unconsolidated affiliates	7	23	(70)		(69)		18	49	(64)		(64)
Other revenues	119	64	87		92		250	99	NM		NM
Total revenues	$142	$106	35		39		$305	$184	66		66

Restaurant loss	$(3)	$(1)	NM		NM		$(10)	$(3)	NM		NM
Restaurant margin %	(24.5)%	(7.8)%	(16.7)	ppts.	(16.7)	ppts.	(39.1)%	(10.3)%	(28.8)	ppts.	(28.8)	ppts.

G&A expenses	$11	$10	(13)		(16)		$24	$19	(25)		(25)
Franchise expenses	$1	$—	NM		NM		$1	$—	NM		NM
Expenses for transactions with franchisees and unconsolidated affiliates	$6	$21	72		72		$15	$45	66		66
Other operating costs and expenses	$117	$63	(88)		(93)		$251	$96	NM		NM
Closures and impairment expenses, net	$5	$2	NM		NM		$7	$2	NM		NM
Other expenses, net	$—	$2	NM		NM		$—	$5	NM		NM
Operating Loss	$(13)	$(6)	NM		NM		$(30)	$(9)	NM		NM

	Quarter Ended 6/30/2022	Year to Date Ended 6/30/2022
	% Change	% Change
Same-Store Sales Decline	(30)%	(20)%

Total Revenues

The quarter and year to date increase in Total revenues of all other segments, excluding the impact of F/X, was primarily driven by inter-segment revenue generated by our delivery team for services provided to KFC and Pizza Hut restaurants and the consolidation of the Lavazza joint venture, partially offset by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic.

Restaurant Loss

The quarter and year to date increase in Restaurant loss, excluding the impact of F/X, was primarily driven by the consolidation of the Lavazza joint venture, same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic.

G&A Expenses

The quarter and year to date increase in G&A expenses, excluding the impact of F/X, was primarily driven by the consolidation of the Lavazza joint venture.

Operating Loss

The quarter and year to date increase in Operating loss, excluding the impact of F/X, was primarily driven by the increase of Operating loss from certain emerging brands due to the impact of the COVID-19 pandemic.

Corporate and Unallocated

	Quarter Ended				Year to Date Ended
			% B/(W)				% B/(W)
	6/30/2022	6/30/2021	Reported	Ex F/X	6/30/2022	6/30/2021	Reported	Ex F/X
Revenues from transactions with franchisees and unconsolidated affiliates	$47	$125	(62)	(61)	$104	$254	(59)	(59)
Other revenues	$9	$2	NM	NM	$19	$4	NM	NM
Expenses for transactions with franchisees and unconsolidated affiliates	$48	$123	61	60	$105	$252	58	58
Other operating costs and expenses	$9	$2	NM	NM	$18	$5	NM	NM
Corporate G&A expenses	$39	$40	2	1	$83	$81	(2)	(2)
Other unallocated (income) expenses, net	$(1)	$2	NM	NM	$(2)	$2	NM	NM
Interest income, net	$14	$16	(10)	(9)	$26	$31	(15)	(14)
Investment gain (loss)	$20	$8	NM	NM	$(17)	$(4)	NM	NM
Income tax provision (See Note 13)	$(31)	$(64)	52	50	$(86)	$(166)	48	48
Equity in net earnings (losses) from equity method investments	$(1)	$—	NM	NM	$(2)	$—	NM	NM
Effective tax rate (See Note 13)	26.5%	24.8%	(1.7)%	(1.7)%	30.4%	27.6%	(2.8)%	(2.8)%

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

Revenues from transactions with franchisees and unconsolidated affiliates primarily include revenues derived from the Company’s central procurement model, whereby food and paper products are centrally purchased and then mainly sold to KFC and Pizza Hut franchisees and unconsolidated affiliates that operate our concepts. The quarter and year to date decrease, excluding the impact of F/X, was mainly due to the acquisition of Hangzhou KFC in December 2021.

Other Revenues/Operating Costs and Expenses

The quarter and year to date increase in Other revenues/operating costs and expenses, excluding the impact of F/X, was mainly driven by logistics and warehousing services provided to third parties.

G&A Expenses

The decrease in Corporate G&A expenses for the quarter, excluding the impact of F/X, was primarily due to lower performance-based compensation, partially offset by merit increases.

The year to date increase in Corporate G&A expenses, excluding the impact of F/X, was primarily due to merit increases, partially offset by lower performance-based compensation.

Investment Gain (Loss)

The Investment gain (loss) mainly relates to the change in fair value of our investment in Meituan, as well as our unrealized investment loss in Sunner recognized in 2021. See Note 7 for additional information.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%, withholding tax on repatriation of earnings outside of China and U.S. corporate income tax, if any. The higher effective tax rate for the quarter and year to date ended June 30, 2022 was primarily due to a prior year tax benefit from equity income from investments in unconsolidated affiliates and impact of lower pre-tax income.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Impact of COVID-19 Pandemic

Starting in late January 2020, the COVID-19 pandemic has significantly impacted the Company’s operations and financial results. The most severe COVID-19 outbreaks to date in China continued to significantly affect the restaurant industry and our operations in the second quarter of 2022. The COVID-19 situation in China remains tenuous with potential intermittent outbreaks. The number of cases has increased significantly in July, compared to June, as the highly transmissible new COVID-19 sub-variant reached more cities. Many cities across a large swath of China have tightened COVID-19 curbs or undergone full, partial lockdowns, or district-based control measures as new clusters have emerged. As of the third week of July, approximately 2% of our stores remained temporarily closed or offered only delivery or takeaway services. Nationwide, strict COVID-19-related health measures continue to restrict mobility, curtail travel and dampen consumer spending. We continue to expect the recovery of restaurant traffic to take time and likely be uneven and nonlinear.

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

Entities that are VAT general taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as a VAT asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, on the Condensed Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT asset for recoverability, giving consideration to the indefinite life of VAT assets as well as its forecasted operating results and capital spending, which inherently includes significant assumptions that are subject to change. As of June 30, 2022, the Company has not made an allowance for the recoverability of VAT assets, as the balance is expected to be utilized to offset against VAT payables or be refunded in the future.

On June 7, 2022, the Chinese Ministry of Finance and the STA jointly issued Circular [2022] No. 21, to extend full VAT credit refunds to more sectors and increase the frequency for accepting taxpayers’ applications with an aim to support business recovery. Beginning on July 1, 2022, entities engaged in providing catering services in China are allowed to apply for a lump sum refund of VAT assets accumulated prior to March 31, 2019. In addition, VAT assets accumulated after March 31, 2019 can be refunded on a monthly basis.

As the benefits of certain VAT assets are expected to be realized within one year pursuant to Circular [2022] No. 21, $303 million of VAT assets as of June 30, 2022 were reclassified from Other assets to Prepaid expense and other current assets. As of June 30, 2022, the remaining VAT assets of $3 million and net VAT payable of $6 million were recorded in Other assets and Accounts payable and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets.

The Company will continue to review the classification of VAT assets at each balance sheet date, giving consideration to the different local implementation practice of refunding the VAT assets and results of the potential administrative review.

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

Condensed Consolidated Cash Flows

Our cash flows for the years to date ended June 30, 2022 and 2021 were as follows:

Net cash provided by operating activities was $609 million in 2022 as compared to $773 million in 2021. The decrease was primarily driven by the decrease in net income.

Net cash used in investing activities was $52 million in 2022 as compared to $611 million in 2021. The decrease was mainly due to net impact on cash flow resulting from purchases and maturities of short-term investments and lapping the impact of $261 million cash consideration for the acquisition of equity investment in Sunner in 2021.

Net cash used in financing activities was $513 million in 2022 as compared to $119 million in 2021. The increase was primarily due to the resumption of share repurchases starting in the third quarter of 2021.

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

Share Repurchases and Dividends

In March 2022, our Board of Directors increased the share repurchase authorization by $1 billion to an aggregate of $2.4 billion. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. Starting in the second quarter of 2020 through July 2021, our share repurchases were suspended due to the impact of the COVID-19 pandemic. During the year to date ended June 30, 2022, the Company repurchased $400 million or 9.0 million shares of common stock under the repurchase program.

For the quarters ended June 30, 2022 and 2021, the Company paid cash dividends of approximately $50 million and $51 million, respectively, to stockholders through a quarterly dividend payment of $0.12 per share.

On July 28, 2022, the Board of Directors declared a cash dividend of $0.12 per share, payable on September 15, 2022, to stockholders of record as of the close of business on August 25, 2022. The total estimated cash dividend payable is approximately $50 million.

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

Borrowing Capacity

As of June 30, 2022, the Company had credit facilities of RMB3,540 million (approximately $528 million), comprised of onshore credit facilities of RMB2,200 million (approximately $328 million) in aggregate and offshore credit facilities of $200 million in aggregate.

The credit facilities had remaining terms ranging from less than one year to two years as of June 30, 2022. Each credit facility bears interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC or London Interbank Offered Rate (“LIBOR”) administered by the ICE Benchmark Administration. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Some of the onshore credit facilities contain sublimits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of June 30, 2022, we had outstanding bank guarantees of RMB 179 million (approximately $27 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants. The credit facilities were therefore reduced by the same amount, while there were no bank borrowings outstanding as of June 30, 2022.

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

In June 2022, the FASB issued ASU 2022-03 Fair Value Measurement—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restriction (“ASU 2022-03”), clarifying that a contractual restriction on the sales of an equity security is not considered part of the unit of account of the equity security, and therefore, is not considered when measuring fair value. The guidance also clarifies that a contractual sales restriction should not be recognized as a separate unit of account. ASU 2022-03 is effective for the Company from January 1, 2024 with early adoption permitted. We are currently evaluating the impact the adoption of this standard may have on our financial statements.

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

In addition, other risks and uncertainties not presently known to us or that we currently believe to be immaterial could affect the accuracy of any such forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. You should consult our filings with the SEC (including the information set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2022) for additional information regarding factors that could affect our financial and other results. You should not place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Form 10-Q. We are not undertaking to update any of these statements, except as required by law.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended June 30, 2022, the Company’s Operating profit would have decreased by approximately $9 million if the RMB weakened 10% relative to the US$. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 15 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Except as set forth below, there have been no material changes from the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

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

For example, starting in the first quarter of 2020, the COVID-19 pandemic significantly impacted the Company’s operations, resulting in a significant decline in Operating profit mainly driven by same-store sales declines and temporary store closures. At the peak of the COVID-19 outbreak in China in 2020, approximately 35% of our restaurants were closed. Our operations and financial results of second half of 2021 were also significantly affected by multiple waves of Delta-variant outbreaks, spreading to nearly all provinces in China. In the first quarter of 2022, the largest outbreak since COVID-19 first emerged in early 2020 caused significant volatility in our business operations. The most severe COVID-19 outbreaks to date in China continued to significantly affect the restaurant industry and our operations in the second quarter of 2022. During April and May, over 2,500 of our stores in China, on average, were either temporarily closed or offered only takeaway and delivery services. Of these stores, approximately 45% were temporarily closed. Same-store sales declined by more than 20% year over year.

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

Under the master license agreement with YUM, we are required to meet a Sales Growth Metric, which requires the average annual Gross Revenue (as defined in the master license agreement) for each of the KFC, Pizza Hut and Taco Bell brands for each rolling five (5) calendar year period throughout the term of the master license agreement (“Measurement Period”), beginning January 1, 2017, to exceed the annual Gross Revenue of the calendar year immediately preceding the corresponding Measurement Period (“Benchmark Year”), unless otherwise agreed by the parties. To illustrate, the first Measurement Period was January 1, 2017 through December 31, 2021 (corresponding to the first Benchmark Year of January 1, 2016 through December 31, 2016) and the second Measurement Period is January 1, 2018 through December 31, 2022 (corresponding to the second Benchmark Year of January 1, 2017 through December 31, 2017).

The requirement regarding the Sales Growth Metric began at the end of the first Measurement Period on December 31, 2021. Within an agreed period after the beginning of each calendar year following December 31, 2021, and during the term of the master license agreement, we are required to provide to YUM a written statement with the calculations of the Sales Growth Metric. If our calculations indicate that any of these restaurant brands failed to meet the Sales Growth Metric (an “SGM Breach”), there is a mechanism under the master license agreement for us to explain and remediate such breach in good faith. YUM has the right to terminate the master license agreement in the event of an SGM Breach. In the event of two consecutive SGM Breaches for KFC, Pizza Hut or Taco Bell, YUM shall be entitled to exercise its right to eliminate or modify the exclusivity of the license granted to us and conduct and further develop the relevant restaurant brand in our licensed territory or license one or more third parties to do so.

The master license agreement may also be terminated upon the occurrence of certain events. We do not believe there has been any material breach of the master license agreement, and we actively monitor our compliance with the terms of the master license agreement on an on-going basis. Under the master license agreement, we have the right to cure any breach of the agreement, except for the dissolution, liquidation, insolvency or bankruptcy of the Company or upon the occurrence of an unauthorized transfer or change of control or other breach that YUM determines will not or cannot be cured. Upon the occurrence of a non-curable breach, YUM will have the right to terminate the master license agreement (or our rights to a particular brand) on delivery of written notice. Upon the occurrence of a curable breach, YUM will provide a notice of breach that sets forth a cure period that is reasonably tailored to the applicable breach. If we do not cure the breach, YUM will have the right to terminate the master license agreement (or our rights to a particular brand). The master license agreement also contemplates remedies other than termination that YUM may use as appropriate. These remedies include: actions for injunctive and/or declaratory relief (including specific performance) and/or damages; limitations on our future development rights or suspension of restaurant operations pending a cure; modification or elimination of our territorial exclusivity; and YUM’s right to repurchase from us the business operated under an affected brand at fair market value, less YUM’s damages.

In the second quarter of 2022, we invoked the dispute resolution process pursuant to the master license agreement to resolve a disagreement with YUM over royalties charged on delivery and aggregator platform fees. We believe, pursuant to the master license agreement, that delivery fees paid by customers for delivery services and commissions paid to third-party aggregator platforms should not be subject to royalties, and we notified YUM in April 2022 that we would stop paying royalties on such fees beginning in January 2022. In June 2022, YUM delivered to the Company a notice of material breach of the master license agreement, demanding among other things payment of the disputed royalty amounts. Following receipt of the notice, we paid the disputed royalty amounts under a reservation of rights, after which YUM suspended its declaration of material breaches related to payment of the disputed royalty amounts. YUM’s notice in June 2022 also alleged, for the first time, that the Company has engaged in unauthorized use of YUM’s intellectual property under the master license agreement. The Company believes the notice is contrary to the terms of the master license agreement and that these allegations are without merit. The parties have submitted the dispute to mediation under the terms of the master license agreement.

If the parties are unable to resolve the dispute by mediation, then pursuant to the master license agreement, either party may submit the dispute to arbitration, while retaining all other rights and remedies, which may include the initiation of proceedings for injunctive or other equitable relief, or the exercise of contractual rights up to and including termination of the master license agreement.

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

The following table provides information as of June 30, 2022 with respect to shares of Yum China common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)

4/1/22-4/30/22	1,912	$41.84	1,912	$1,305
5/1/22-5/31/22	2,061	$40.76	2,061	$1,221
6/1/22-6/30/22	88	$45.52	88	$1,217
Total	4,061	$41.37	4,061	$1,217

Item 6. Exhibits

Exhibit Number	Description of Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document *

* Filed or furnished herewith.

** Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yum China Holdings, Inc.
(Registrant)

Date:	August 9, 2022	/s/ Xueling Lu
Controller and Principal Accounting Officer