Form 10-Q
period 2022-09-30
Yum China Holdings, Inc.
filed 2022-11-09
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2022 was 418,427,345 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended		Year to Date Ended
Revenues	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Company sales	$2,561	$2,310	$7,135	$6,874
Franchise fees and income	22	40	65	120
Revenues from transactions with franchisees and unconsolidated affiliates	80	184	219	519
Other revenues	22	20	62	49
Total revenues	2,685	2,554	7,481	7,562
Costs and Expenses, Net
Company restaurants
Food and paper	787	743	2,206	2,133
Payroll and employee benefits	603	591	1,819	1,675
Occupancy and other operating expenses	691	694	2,034	1,995
Company restaurant expenses	2,081	2,028	6,059	5,803
General and administrative expenses	157	142	449	408
Franchise expenses	9	17	27	50
Expenses for transactions with franchisees and unconsolidated affiliates	76	180	212	509
Other operating costs and expenses	18	17	53	41
Closures and impairment expenses, net	4	2	20	13
Other expenses (income), net	24	(10)	73	(15)
Total costs and expenses, net	2,369	2,376	6,893	6,809
Operating Profit	316	178	588	753
Interest income, net	25	16	51	47
Investment loss	(15)	(39)	(32)	(43)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	326	155	607	757
Income tax provision	(97)	(44)	(183)	(210)
Equity in net earnings (losses) from equity method investments	(2)	—	(4)	—
Net income – including noncontrolling interests	227	111	420	547
Net income – noncontrolling interests	21	7	31	32
Net Income – Yum China Holdings, Inc.	$206	$104	$389	$515
Weighted-average common shares outstanding (in millions):
Basic	420	422	422	421
Diluted	424	435	426	435
Basic Earnings Per Common Share	$0.49	$0.25	$0.92	$1.23
Diluted Earnings Per Common Share	$0.49	$0.24	$0.92	$1.19

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended		Year to Date Ended
	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Net income – including noncontrolling interests	$227	$111	$420	$547
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments	(306)	10	(573)	50
Comprehensive (loss) income – including noncontrolling interests	(79)	121	(153)	597
Comprehensive (loss) income – noncontrolling interests	(23)	9	(52)	36
Comprehensive (Loss) Income – Yum China Holdings, Inc.	$(56)	$112	$(101)	$561

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Year to Date Ended
	9/30/2022	9/30/2021
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$420	$547
Depreciation and amortization	467	380
Non-cash operating lease cost	333	310
Closures and impairment expenses	20	13
Gain from re-measurement of equity interest upon acquisition	—	(10)
Investment loss	32	43
Equity income from investments in unconsolidated affiliates	—	(38)
Distributions of income received from unconsolidated affiliates	7	21
Deferred income taxes	(7)	17
Share-based compensation expense	31	32
Changes in accounts receivable	(6)	2
Changes in inventories	71	13
Changes in prepaid expenses, other current assets and VAT assets (Note 9(a))	216	—
Changes in accounts payable and other current liabilities	(19)	82
Changes in income taxes payable	70	(5)
Changes in non-current operating lease liabilities	(299)	(309)
Other, net	(7)	(24)
Net Cash Provided by Operating Activities	1,329	1,074
Cash Flows – Investing Activities
Capital spending	(509)	(482)
Purchases of short-term investments	(4,290)	(4,524)
Purchases of long-term time deposits	—	(25)
Maturities of short-term investments	4,226	4,544
Acquisition of business, net of cash acquired	(23)	—
Acquisition of equity investment	—	(261)
Other, net	3	5
Net Cash Used in Investing Activities	(593)	(743)
Cash Flows – Financing Activities
Repurchase of shares of common stock	(411)	(32)
Cash dividends paid on common stock	(152)	(152)
Dividends paid to noncontrolling interests	(29)	(22)
Contribution from noncontrolling interests	18	—
Payment of acquisition related holdback	(7)	(8)
Other, net	(2)	(6)
Net Cash Used in Financing Activities	(583)	(220)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(78)	9
Net Increase in Cash, Cash Equivalents and Restricted Cash	75	120
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	1,136	1,158
Cash, Cash Equivalents and Restricted Cash – End of Period	$1,211	$1,278

Supplemental Cash Flow Data
Cash paid for income tax	124	210
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	133	208

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	9/30/2022	12/31/2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,211	$1,136
Short-term investments	2,826	2,860
Accounts receivable, net	66	67
Inventories, net	321	432
Prepaid expenses and other current assets	286	221
Total Current Assets	4,710	4,716
Property, plant and equipment, net	1,965	2,251
Operating lease right-of-use assets	2,154	2,612
Goodwill	1,927	2,142
Intangible assets, net	176	272
Investments in unconsolidated affiliates	256	292
Deferred income tax assets	89	106
Other assets	419	832
Total Assets	$11,696	$13,223

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,992	$2,332
Income taxes payable	112	51
Total Current Liabilities	2,104	2,383
Non-current operating lease liabilities	1,862	2,286
Non-current finance lease liabilities	36	40
Deferred income tax liabilities	370	425
Other liabilities	156	167
Total Liabilities	4,528	5,301

Redeemable Noncontrolling Interest	13	14

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 419 million shares and 449 million shares issued at September 30, 2022 and December 31, 2021, respectively; 419 million shares and 428 million shares outstanding at September 30, 2022 and December 31, 2021, respectively	4	4
Treasury stock	—	(803)
Additional paid-in capital	4,408	4,695
Retained earnings	2,228	2,892
Accumulated other comprehensive (loss) income	(222)	268
Total Yum China Holdings, Inc. Stockholders' Equity	6,418	7,056
Noncontrolling interests	737	852
Total Equity	7,155	7,908
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$11,696	$13,223

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

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of Little Sheep, Huang Ji Huang, Lavazza, COFFii & JOY, Taco Bell, East Dawning, Daojia and our e-commerce business, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. East Dawning was severely impacted by the COVID-19 pandemic. As a result, the Company decided to wind down the operations of East Dawning brand in 2021, and closed all East Dawning units in China by March 2022. In addition, the Company decided to wind down the operations of COFFii & JOY by the end of 2022. The Company will leverage its experience in COFFii & JOY to better capture growing coffee market opportunities in China. Additional details on our reportable operating segments are included in Note 14.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “YUMC”. On September 10, 2020, the Company completed a secondary listing of its common stock on the Main Board of the Hong Kong Stock Exchange (“HKEX”) under the stock code “9987”, in connection with a global offering of 41,910,700 shares of its common stock. Net proceeds raised by the Company from the global offering after deducting underwriting fees and the offering expenses amounted to $2.2 billion. On October 24, 2022, the Company’s voluntary conversion of its secondary listing status to a primary listing status on the HKEX became effective (“Primary Conversion”). On the same day, the Company’s shares of common stock traded on the HKEX was included in the Shanghai-Hong Kong Stock Connect and Shenzhen-Hong Kong Stock Connect. Yum China is now a dual primary listed company on the NYSE and HKEX. The Company’s common stock listed on the two exchanges will continue to be fully fungible.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of September 30, 2022, our results of operations and comprehensive income for the quarters and years to date ended September 30, 2022 and 2021, and cash flows for the years to date ended September 30, 2022 and 2021. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 28, 2022.

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

The results of the Lavazza joint venture and Hangzhou KFC’s operations have been included in the Company’s Condensed Consolidated Financial Statements since the respective acquisition dates.

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

Note 3 – Business Acquisitions and Equity Investments

Consolidation of Hangzhou KFC and Equity Investment in Hangzhou Catering

During the fourth quarter of 2021, the Company completed its investment of a 28% equity interest in Hangzhou Catering for total consideration of approximately $255 million. Hangzhou Catering holds a 45% equity interest in Hangzhou KFC, of which the Company previously held a 47% equity interest. Along with the investment, the Company also obtained two additional seats on the board of directors of Hangzhou KFC. Upon completion of the transaction, the Company directly and indirectly holds an approximately 60% equity interest in Hangzhou KFC and has majority representation on its board of directors, and thus obtained control over Hangzhou KFC and started to consolidate its results from the acquisition date.

As a result of the acquisition of Hangzhou KFC, $66 million of the purchase price was allocated to the reacquired franchise right, which is amortized over the remaining franchise contract period of 1 year.

In addition to its equity interest in Hangzhou KFC, Hangzhou Catering operates approximately 60 Chinese dining restaurants under four time-honored brands and a food processing business. The Company applies the equity method of accounting to the 28% equity interest in Hangzhou Catering excluding the Hangzhou KFC business and classified this investment in Investment in unconsolidated affiliates based on its then fair value. The Company elected to report its share of Hangzhou Catering’s financial results with a one-quarter lag because its results are not available in time for the Company to record them in the concurrent period. The Company's equity loss from Hangzhou Catering, net of taxes, was immaterial for both the quarter and year to date ended September 30, 2022, which was included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income. As of September 30, 2022, the carrying amount of the Company’s equity method investment in Hangzhou Catering was $35 million, exceeding the Company’s interest in Hangzhou Catering’s underlying net assets by $26 million. Substantially all of this difference was attributable to its self-owned properties and impact of related deferred tax liabilities determined upon acquisition, which is being depreciated over a weighted-average remaining useful life of 20 years.

Consolidation of Lavazza Joint Venture

In April 2020, the Company and Lavazza Group established the Lavazza joint venture to explore and develop the Lavazza coffee shop concept in China, with equity ownership of 65% and 35%, respectively. The Company accounted for the Lavazza joint venture under the equity method of accounting because Lavazza Group held substantive participating rights on certain significant financial and operating decisions. In September 2021, the Company and Lavazza Group entered into agreements for the joint venture, whereby substantive participating rights previously held by Lavazza Group were removed, and thus the Company obtained control over the joint venture and started to consolidate its results from the acquisition date.

As a result of the consolidation of the Lavazza joint venture, the Company also recognized a gain of $10 million in the third quarter of 2021 from the re-measurement of our previously held equity interest at fair value. The gain was recorded in Other expenses (income), net and not allocated to any segment for performance reporting purposes.

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

In May 2021, a senior executive of the Company was nominated and appointed to Sunner’s board of directors upon Sunner’s shareholder approval. Through this representation, the Company participates in Sunner’s policy making process. The representation on Sunner’s board, along with the Company being one of Sunner’s significant shareholders, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment and reclassified this investment from Other assets to Investment in unconsolidated affiliates in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. In the quarter and year to date ended September 30, 2022, the Company's equity loss from Sunner, net of taxes, was immaterial, which was included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income.

Since Sunner became the Company’s unconsolidated affiliate in May 2021, the Company purchased inventories of $125 million and $198 million from Sunner for the quarter and year to date ended September 30, 2021. The Company purchased inventories of $116 million and $307 million for the quarter and year to date ended September 30, 2022, respectively. The Company’s accounts payable and other current liabilities due to Sunner were $44 million and $56 million as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, the carrying amount of the Company’s investment in Sunner was $219 million, exceeding the Company’s interest in Sunner’s underlying net assets by $153 million. Of this basis difference, $17 million was related to finite-lived intangible assets determined upon acquisition, which are being amortized over estimated useful life of 20 years. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of September 30, 2022, the market value of the Company’s investment in Sunner was $169 million based on its quoted closing price.

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

A summary of pre-tax gains or losses on investment in equity securities of Meituan recognized, which was included in Investment gain or loss in our Condensed Consolidated Statements of Income, is as follows:

	Quarter Ended		Year to Date Ended
	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Unrealized losses recorded on equity securities still held as of the end of the period	$(15)	$(41)	$(33)	$(27)

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

Disaggregation of Revenue

The following tables present revenue disaggregated by types of arrangements and segments:

	Quarter Ended 9/30/2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,992	$556	$13	$—	$2,561	$—	$2,561
Franchise fees and income	15	2	5	—	22	—	22
Revenues from transactions with franchisees and unconsolidated affiliates	9	1	11	59	80	—	80
Other revenues	1	2	157	12	172	(150)	22
Total revenues	$2,017	$561	$186	$71	$2,835	$(150)	$2,685

	Quarter Ended 9/30/2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,750	$546	$14	$—	$2,310	$—	$2,310
Franchise fees and income	32	2	6	—	40	—	40
Revenues from transactions with franchisees and unconsolidated affiliates	17	2	26	139	184	—	184
Other revenues	2	1	88	7	98	(78)	20
Total revenues	$1,801	$551	$134	$146	$2,632	$(78)	$2,554

	Year to Date Ended 9/30/2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$5,554	$1,541	$40	$—	$7,135	$—	$7,135
Franchise fees and income	44	6	15	—	65	—	65
Revenues from transactions with franchisees and unconsolidated affiliates	24	3	29	163	219	—	219
Other revenues	6	6	407	31	450	(388)	62
Total revenues	$5,628	$1,556	$491	$194	$7,869	$(388)	$7,481

	Year to Date Ended 9/30/2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$5,220	$1,617	$37	$—	$6,874	$—	$6,874
Franchise fees and income	95	6	19	—	120	—	120
Revenues from transactions with franchisees and unconsolidated affiliates	46	5	75	393	519	—	519
Other revenues	6	2	187	11	206	(157)	49
Total revenues	$5,367	$1,630	$318	$404	$7,719	$(157)	$7,562

Accounts Receivable

Accounts receivable primarily consist of trade receivables and royalties from franchisees, and are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts receivable on the Condensed Consolidated Balance Sheets. Our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of September 30, 2022 and December 31, 2021, the ending balances of provision for accounts receivable were $2 million and $1 million, respectively, and amounts of accounts receivable past due were immaterial. Accounts receivable due from unconsolidated affiliates were insignificant as of both September 30, 2022 and December 31, 2021.

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates that operate our concepts, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets on the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees and unconsolidated affiliates. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $5 million and $7 million at September 30, 2022 and December 31, 2021, respectively.

Contract Liabilities

Contract liabilities at September 30, 2022 and December 31, 2021 were as follows:

Contract liabilities	9/30/2022	12/31/2021
– Deferred revenue related to prepaid stored-value products	$112	$134
– Deferred revenue related to upfront franchise fees	29	30
– Deferred revenue related to customer loyalty programs	23	25
– Deferred revenue related to privilege membership programs	12	18
– Others	—	1
Total	$176	$208

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs and customer loyalty programs is included in Accounts payable and other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $60 million and $68 million for the quarters ended September 30, 2022 and 2021, respectively, and $103 million and $115 million for the years to date ended September 30, 2022 and 2021, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 5 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended		Year to Date Ended
	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Net Income – Yum China Holdings, Inc.	$206	$104	$389	$515
Weighted-average common shares outstanding (for basic calculation)(a)	420	422	422	421
Effect of dilutive share-based awards(a)	4	6	4	6
Effect of dilutive warrants(b)	—	7	—	8
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)(a)	424	435	426	435
Basic Earnings Per Common Share	$0.49	$0.25	$0.92	$1.23
Diluted Earnings Per Common Share	$0.49	$0.24	$0.92	$1.19
Share-based awards excluded from the diluted EPS computation(c)	4	2	4	2

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
(c)
These outstanding stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) were excluded from the computation of diluted EPS because to do so would have been antidilutive for the quarters presented, or because certain PSUs are contingently issuable based on the achievement of performance and market conditions, which have not been met as of September 30, 2022 and 2021.

Note 6 – Equity

Changes in Equity and Redeemable Noncontrolling Interest (in millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Income (Loss)	Shares*	Amount	Interests	Equity	Interest
Balance at June 30, 2022	420	$4	$4,402	$2,083	$40	—	$—	$760	$7,289	$13
Net Income				206				21	227	—
Foreign currency translation adjustments					(262)			(44)	(306)	—
Comprehensive loss									(79)	—
Cash dividends declared ($0.12 per common share)				(51)					(51)
Repurchase and retirement of shares	—	—	(3)	(10)					(13)
Exercise and vesting of share- based awards	—	—	(1)						(1)
Share-based compensation			10					—	10
Balance at September 30, 2022	419	$4	$4,408	$2,228	$(222)	—	$—	$737	$7,155	$13

Balance at June 30, 2021	440	$4	$4,679	$2,415	$205	(20)	$(728)	$241	$6,816	$12
Net Income				104				7	111	—
Foreign currency translation adjustments					8			2	10	—
Comprehensive income									121	—
Acquisition of business								7	7
Cash dividends declared ($0.12 per common share)				(51)					(51)
Repurchase of shares of common stock						(1)	(34)		(34)
Exercise and vesting of share- based awards	1	—	—						—
Exercise of warrants	3	—	—						—
Share-based compensation			6						6
Balance at September 30, 2021	444	$4	$4,685	$2,468	$213	(20)	$(762)	$257	$6,865	$12

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Income (Loss)	Shares*	Amount	Interests	Equity	Interest
Balance at December 31, 2021	449	$4	$4,695	$2,892	$268	(21)	$(803)	$852	$7,908	$14
Net Income				389				31	420	—
Foreign currency translation adjustments					(490)			(83)	(573)	—
Comprehensive loss									(153)	—
Cash dividends declared ($0.36 per common share)				(152)					(152)
Dividends declared								(81)	(81)
Contribution from noncontrolling interests								18	18
Repurchase and retirement of shares	(30)	—	(315)	(901)		21	803		(413)
Exercise and vesting of share- based awards	1	—	(3)						(3)
Share-based compensation			31					—	31
Acquisition of noncontrolling interest									—	(1)
Balance at September 30, 2022	419	$4	$4,408	$2,228	$(222)	—	$—	$737	$7,155	$13

Balance at December 31, 2020	440	$4	$4,658	$2,105	$167	(20)	$(728)	$253	$6,459	$12
Net Income				515				32	547	—
Foreign currency translation adjustments					46			4	50	—
Comprehensive income									597	—
Acquisition of business								7	7
Cash dividends declared ($0.36 per common share)				(152)					(152)
Dividends declared								(39)	(39)
Repurchase of shares of common stock						(1)	(34)		(34)
Exercise and vesting of share- based awards	1	—	(5)						(5)
Exercise of warrants	3	—	—						—
Share-based compensation			32						32
Balance at September 30, 2021	444	$4	$4,685	$2,468	$213	(20)	$(762)	$257	$6,865	$12

*: Shares may not add due to rounding.

Share Repurchase and Retirement

Our Board of Directors has authorized an aggregate of $2.4 billion for our share repurchase program, including its most recent increase in authorization in March 2022. The Company repurchased 9 million and 0.6 million shares of Yum China common stock at a total cost of $413 million and $34 million during the years to date ended September 30, 2022 and 2021, respectively. The total repurchase cost included $2 million settled subsequent to both September 30, 2022 and 2021, for shares repurchased with trade dates prior to September 30, 2022 and 2021, respectively. As of September 30, 2022, $1.2 billion remained available for future share repurchases under the authorization.

As of September 30, 2022, all shares repurchased under the current and previous authorizations were retired and resumed the status of authorized and unissued shares of common stock. When shares are retired, the Company's accounting policy is to allocate the excess of the repurchase price over the par value of shares acquired between Additional paid-in capital and Retained earnings. The amount allocated to Additional paid-in capital is based on the value of Additional paid-in capital per share outstanding at the time of retirement and the number of shares to be retired. Any remaining amount is allocated to Retained earnings.

Note 7 – Items Affecting Comparability of Net Income

Impact of COVID-19 Pandemic

Starting in the first quarter of 2020, the COVID-19 pandemic significantly impacted the Company’s operations. Since then, fluid COVID-19 conditions have caused significant volatility in our operations. During the first half of 2022, the most severe COVID-19 outbreaks to date in China significantly affected the Company’s business and operating profit. During the third quarter of 2022, the Company reported significant year-over-year operating profit growth as the Company captured the sales demand when COVID-19 conditions were relatively calmer in July and August, and also benefited from lapping the Delta variant outbreak in the prior year period.

Fair Value Changes for Investment in Equity Securities

In September 2018, we invested in the equity securities of Meituan, the fair value of which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income. We recorded related pre-tax loss of $15 million and $41 million for the quarters ended September 30, 2022 and 2021, respectively, and related pre-tax loss of $33 million and $27 million for the years to date ended September 30, 2022 and 2021, respectively.

In the first quarter of 2021, we invested in a 5% equity interest in Sunner. The investment in Sunner was recorded at fair value based on its closing market price on each measurement date before it became subject to the equity method of accounting when the Company established significant influence over the operating and financial policies of Sunner in May 2021. We recorded related pre-tax loss of $22 million for the year to date ended September 30, 2021, representing changes in fair value before the equity method of accounting was applied.

See Note 3 for additional information on our investment in Meituan and Sunner.

Note 8 – Other Expenses (Income), net

	Quarter Ended		Year to Date Ended
	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Amortization of reacquired franchise rights(a)	$24	$10	$74	$29
Equity income from investments in unconsolidated affiliates(b)	—	(10)	—	(37)
Gain from re-measurement of equity interest upon acquisition(c)	—	(10)	—	(10)
Foreign exchange impact and others	—	—	(1)	3
Other expenses (income), net	$24	$(10)	$73	$(15)

(a)
Increase in amortization of reacquired franchise rights as a result of the acquisition of Hangzhou KFC as disclosed in Note 3, with $66 million of the purchase price allocated to intangible assets related to reacquired franchise right, which is being amortized over the remaining franchise contract period of 1 year.

(b)
Includes equity income from our investments in Hangzhou KFC and the Lavazza joint venture before we consolidated the results of these entities upon completion of the acquisitions in 2021 (See Note 3 for additional information).

(c)
For the quarter and year to date ended September 30, 2021, the Company recognized a gain of $10 million from the re-measurement of our previously held equity interest at fair value, as a result the consolidation of Lavazza joint venture as disclosed in Note 3.

Note 9 – Supplemental Balance Sheet Information

Accounts Receivable, net	9/30/2022	12/31/2021
Accounts receivable, gross	$68	$68
Allowance for doubtful accounts	(2)	(1)
Accounts receivable, net	$66	$67

Prepaid Expenses and Other Current Assets	9/30/2022	12/31/2021
VAT assets(a)	$93	$—
Receivables from payment processors and aggregators	37	45
Dividends receivable from unconsolidated affiliates	6	—
Other prepaid expenses and current assets	150	176
Prepaid expenses and other current assets	$286	$221

Property, Plant and Equipment	9/30/2022	12/31/2021
Buildings and improvements, and construction in progress	$2,727	$2,984
Finance leases, primarily buildings	52	52
Machinery and equipment	1,525	1,589
Property, plant and equipment, gross	4,304	4,625
Accumulated depreciation	(2,339)	(2,374)
Property, plant and equipment, net	$1,965	$2,251

Other Assets	9/30/2022	12/31/2021
Land use right	$120	$138
Investment in equity securities	89	122
Long-term deposits	87	101
Investment in long-term time deposits(b)	83	90
Costs to obtain contracts	5	7
VAT assets (a)	4	322
Others	31	52
Other Assets	$419	$832

Accounts Payable and Other Current Liabilities	9/30/2022	12/31/2021
Accounts payable	$673	$830
Operating lease liabilities	441	508
Accrued compensation and benefits	252	283
Contract liabilities	152	182
Accrued capital expenditures	133	269
Accrued marketing expenses	107	71
Dividends payable	93	38
Other current liabilities	141	151
Accounts payable and other current liabilities	$1,992	$2,332

Other Liabilities	9/30/2022	12/31/2021
Accrued income tax payable	$50	$56
Contract liabilities	24	26
Other non-current liabilities	82	85
Other liabilities	$156	$167

(a)
On June 7, 2022, the Chinese Ministry of Finance and the Chinese State Tax Administration jointly issued Circular [2022] No. 21, to extend full VAT credit refunds to more sectors and increase the frequency for accepting taxpayers' applications with an aim to support business recovery. Beginning on July 1, 2022, entities engaged in providing catering services in China are allowed to apply for a lump sum refund of VAT assets accumulated prior to March 31, 2019. In addition, VAT assets accumulated after March 31, 2019 can be refunded on a monthly basis. As the benefits of certain VAT assets are expected to be realized within one year pursuant to Circular [2022] No. 21, $303 million of VAT assets as of June 30, 2022 were reclassified from Other assets to Prepaid expense and other current assets. As of September 30, 2022, VAT assets of $93 million were included in Prepaid expenses and other current assets.

(b)
As of September 30, 2022 and December 31, 2021, the Company had $83 million and $90 million invested in long-term time deposits, respectively, bearing a fixed interest rate, with original maturity of three years. The asset is restricted for use in order to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements.

Note 10 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2021
Goodwill, gross	$2,533	$2,040	$20	$473
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	2,142	2,040	20	82
Goodwill acquired(b)	16	15	1	—
Effect of currency translation adjustment	(231)	(220)	(2)	(9)
Balance as of September 30, 2022
Goodwill, gross	2,318	1,835	19	464
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$1,927	$1,835	$19	$73

(a)
Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.

(b)
Goodwill acquired as a result of the acquisition of restaurants from our existing franchisees. The acquisition is considered immaterial.

Intangible assets, net as of September 30, 2022 and December 31, 2021 are as follows:

	9/30/2022				12/31/2021
	Gross Carrying Amount(a)	Accumulated Amortization(a)	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$268	$(240)	$—	$28	$295	$(191)	$—	$104
Huang Ji Huang franchise related assets	21	(3)	—	18	23	(2)	—	21
Daojia platform	16	(4)	(12)	—	16	(4)	(12)	—
Customer-related assets	12	(10)	(2)	—	12	(9)	(2)	1
Others	9	(5)	—	4	10	(5)	—	5
	$326	$(262)	$(14)	$50	$356	$(211)	$(14)	$131
Indefinite-lived intangible assets
Little Sheep trademark	$51	$—	$—	$51	$57	$—	$—	$57
Huang Ji Huang trademark	75	—	—	75	84	—	—	84
	$126	$—	$—	$126	$141	$—	$—	$141

Total intangible assets	$452	$(262)	$(14)	$176	$497	$(211)	$(14)	$272

(a)
Changes in gross carrying amount and accumulated amortization include effect of currency translation adjustments.

(b)
Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense of finite-lived intangible assets was $24 million and $10 million for the quarters ended September 30, 2022 and 2021, respectively, and $76 million and $31 million for the years to date ended September 30, 2022 and 2021, respectively. As of September 30, 2022, expected amortization expense for the unamortized finite-lived intangible assets is approximately $23 million for the remainder of 2022, $4 million in 2023, and $2 million in each of 2024, 2025 and 2026. Increase in amortization expenses for finite-lived intangible assets in 2022 primarily relates to reacquired franchise rights resulting from the acquisition of Hangzhou KFC (Note 3).

Note 11 – Leases

As of September 30, 2022, we leased over 10,600 properties in China for our Company-owned restaurants. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	9/30/2022	12/31/2021	Account Classification
Assets
Operating lease right-of-use assets	$2,154	$2,612	Operating lease right-of-use assets
Finance lease right-of-use assets	31	33	Property, plant and equipment, net
Total leased assets	$2,185	$2,645

Liabilities
Current
Operating lease liabilities	$441	$508	Accounts payable and other current liabilities
Finance lease liabilities	4	3	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,862	2,286	Non-current operating lease liabilities
Finance lease liabilities	36	40	Non-current finance lease liabilities
Total lease liabilities	$2,343	$2,837

Summary of Lease Cost	Quarter Ended		Year to Date Ended
	9/30/2022	9/30/2021	9/30/2022	9/30/2021	Account Classification

Operating lease cost	$133	$140	$433	$414	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	1	1	3	2	Occupancy and other operating expenses
Interest on lease liabilities	1	—	2	1	Interest expense, net
Variable lease cost(a)	89	91	248	273	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	3	3	10	8	Occupancy and other operating expenses or G&A
Sub-lease income	(5)	(6)	(18)	(20)	Franchise fees and income or Other revenues
Total lease cost	$222	$229	$678	$678

(a)
The Company was granted $13 million and $2 million in lease concessions from landlords related to the effects of the COVID-19 pandemic during the quarters ended September 30, 2022 and 2021, respectively, and $27 million and $9 million during the years to date ended September 30, 2022 and 2021, respectively. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff Q&A document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted.

Supplemental Cash Flow Information	Year to Date Ended
	9/30/2022	9/30/2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$416	$423
Operating cash flows from finance leases	2	1
Financing cash flows from finance leases	3	2
Right-of-use assets obtained in exchange for lease liabilities(b):
Operating leases	$106	$394
Finance leases	4	7

(b)
This supplemental non-cash disclosure for right-of-use (“ROU”) assets obtained in exchange for lease liabilities includes an increase in lease liabilities associated with obtaining new ROU assets of $232 million and $399 million for the years to date ended September 30, 2022 and 2021, respectively, as well as adjustments to lease liabilities or ROU assets due to modification or other reassessment events, which resulted in a $122 million decrease and $2 million increase in lease liabilities for the years to date ended September 30, 2022 and 2021, respectively.

Lease Term and Discount Rate	9/30/2022	9/30/2021
Weighted-average remaining lease term (years)
Operating leases	7.1	7.0
Finance leases	11.3	11.2

Weighted-average discount rate
Operating leases	5.2%	5.7%
Finance leases	5.3%	5.6%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of September 30, 2022 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2022	$175	$1	$176
2023	490	6	496
2024	430	5	435
2025	366	5	371
2026	317	5	322
Thereafter	981	31	1,012
Total undiscounted lease payment	2,759	53	2,812
Less: imputed interest(c)	456	13	469
Present value of lease liabilities	$2,303	$40	$2,343

(c)
As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of September 30, 2022, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $131 million. These leases will commence between the fourth quarter of 2022 and 2026 with lease terms of 1 year to 20 years.

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

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term time deposits and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred during the quarters and years to date ended September 30, 2022 and 2021.

		Fair Value Measurement or Disclosure at September 30, 2022
	Balance at September 30, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$291		$291
Fixed income debt securities(a)	100		100
Money market funds	63	63
Total cash equivalents	454	63	391	—
Short-term investments:
Time deposits	1,990		1,990
Fixed income debt securities(a)	550		550
Structured deposits	267		267
Variable return investments	19	19
Total short-term investments	2,826	19	2,807	—
Other assets:
Investment in equity securities	89	89
Long-term time deposits	83		83
Total	$3,452	$171	$3,281	$—

		Fair Value Measurement or Disclosure at December 31, 2021
	Balance at December 31, 2021	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$321		$321
Fixed income debt securities(a)	163	63	100
Money market funds	45	45
Total cash equivalents	529	108	421	—
Short-term investments:
Time deposits	1,726		1,726
Fixed income debt securities(a)	1,055		1,055
Variable return investments	79	79
Total short-term investments	2,860	79	2,781	—
Other assets:
Investment in equity securities	122	122
Long-term time deposits	90		90
Total	$3,601	$309	$3,292	$—

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

As of each relevant measurement date, the fair value of restaurant-level assets, if determined to be impaired, are primarily represented by the price market participant would pay to sub-lease the operating lease ROU assets and acquire the remaining restaurants assets, which reflects the highest and best use of the assets. Significant unobservable inputs used in the fair value measurement include market rental prices, which were determined with the assistance of an independent valuation specialist. The direct comparison approach is used as the valuation technique by assuming a sub-lease of each of the properties in its existing state with vacant possession. By making reference to lease transactions as available in the relevant market, comparable properties in close proximity have been selected and adjustments have been made to account for any difference in factors such as location and property size.

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the quarters and years to date ended September 30, 2022 and 2021. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective period-end dates.

	Quarter Ended		Year to Date Ended
	9/30/2022	9/30/2021	9/30/2022	9/30/2021	Account Classification
Restaurant-level impairment(a)	$—	$—	$15	$13	Closure and impairment expenses, net

(a) Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. After considering the impairment charges recorded during the corresponding periods, the fair value of assets as of the relevant measurement date was $67 million and $50 million for the years to date ended September 30, 2022 and 2021, respectively.

Note 13 – Income Taxes

	Quarter Ended		Year to Date Ended
	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Income tax provision	$97	$44	$183	$210
Effective tax rate	29.9%	28.3%	30.1%	27.7%

The higher effective tax rate for the quarter ended September 30, 2022 was primarily due to a prior year tax benefit from equity income from investments in unconsolidated affiliates. The higher effective tax rate for the year to date ended September 30, 2022 was primarily due to a prior year tax benefit from equity income from investments in unconsolidated affiliates and the impact of lower pre-tax income.

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

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law in the U.S. The IRA contains certain tax measures, including a corporate alternative minimum tax of 15% on certain large corporations and an excise tax of 1% on net share repurchases that occur after December 31, 2022. Based on our preliminary analysis of the provisions, we do not believe this legislation will have a material impact on our financial statements. However, the details of the computation will be subject to regulations to be issued by the Department of the Treasury. The Company will monitor the regulatory developments and continue to evaluate the impact, if any.

We are subject to reviews, examinations and audits by Chinese tax authorities, the Internal Revenue Service and other tax authorities with respect to income and non-income based taxes. Since 2016, we have been under a national audit on transfer pricing by the Chinese State Tax Administration (the “STA”) regarding our related party transactions for the period from 2006 to 2015. The information and views currently exchanged with the tax authorities focus on our franchise arrangement with YUM. We continue to provide information requested by the tax authorities to the extent it is available to the Company. It is reasonably possible that there could be significant developments, including expert review and assessment by the STA, within the next 12 months. The ultimate assessment and decision of the STA will depend upon further review of the information provided, as well as ongoing technical and other discussions with the STA and in-charge local tax authorities, and therefore, it is not possible to reasonably estimate the potential impact at this time. We will continue to defend our transfer pricing position. However, if the STA prevails in the assessment of additional tax due based on its ruling, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations and cash flows.

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

	Quarter Ended 9/30/2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$2,017	$561	$41	$66	$2,685	$—	$2,685
Inter-segment revenue	—	—	145	5	150	(150)	—
Total	$2,017	$561	$186	$71	$2,835	$(150)	$2,685

	Quarter Ended 9/30/2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,801	$551	$59	$143	$2,554	$—	$2,554
Inter-segment revenue	—	—	75	3	78	(78)	—
Total	$1,801	$551	$134	$146	$2,632	$(78)	$2,554

	Year to Date Ended 9/30/2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$5,628	$1,556	$115	$182	$7,481	$—	$7,481
Inter-segment revenue	—	—	376	12	388	(388)	—
Total	$5,628	$1,556	$491	$194	$7,869	$(388)	$7,481

	Year to Date Ended 9/30/2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$5,367	$1,630	$164	$401	$7,562	$—	$7,562
Inter-segment revenue	—	—	154	3	157	(157)	—
Total	$5,367	$1,630	$318	$404	$7,719	$(157)	$7,562

	Quarter Ended		Year to Date Ended
Operating Profit (Loss)	9/30/2022	9/30/2021	9/30/2022	9/30/2021
KFC(b)	$328	$196	$670	$763
Pizza Hut	49	18	90	117
All Other Segments	(9)	(6)	(39)	(15)
Unallocated revenues from transactions with franchisees and unconsolidated affiliates(c)	59	139	163	393
Unallocated other revenues	12	7	31	11
Unallocated expenses from transactions with franchisees and unconsolidated affiliates(c)	(58)	(138)	(163)	(390)
Unallocated other operating costs and expenses	(10)	(5)	(28)	(10)
Unallocated and corporate G&A expenses	(55)	(42)	(138)	(123)
Unallocated other income, net(d)	—	9	2	7
Operating Profit	$316	$178	$588	$753
Interest income, net(a)	25	16	51	47
Investment loss(a)	(15)	(39)	(32)	(43)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	$326	$155	$607	$757

	Quarter Ended		Year to Date Ended
Impairment Charges	9/30/2022	9/30/2021	9/30/2022	9/30/2021
KFC(e)	$5	$3	$24	$14
Pizza Hut(e)	—	1	5	8
All Other Segments(e)	2	—	8	1
	$7	$4	$37	$23

	Total Assets
	9/30/2022	12/31/2021
KFC	$5,137	$6,072
Pizza Hut	835	972
All Other Segments	364	454
Corporate and Unallocated(f)	5,360	5,725
	$11,696	$13,223

(a)
Amounts have not been allocated to any segment for performance reporting purposes.
(b)
Includes equity income from our investment in Hangzhou KFC of $13 million and $45 million for the quarter and year to date ended September 30, 2021 before we consolidated the results of the entity upon completion of the acquisition. See Note 3 for details.
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
(d)
Primarily includes a gain from the re-measurement of our previously-held equity interest in connection with the acquisition of the Lavazza joint venture for the quarter and year to date ended September 30, 2021. As the re-measurement at fair value resulted from the acquisition, it was not allocated to any segment for performance reporting purposes. See Note 3.
(e)
Primarily includes store closure impairment charges and restaurant-level impairment charges resulting from our semi-annual impairment evaluation. See Note 12.
(f)
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

Guarantees for Franchisees

From time to time, we have guaranteed certain lines of credit and loans of franchisees. As of September 30, 2022, no guarantees were outstanding for franchisees.

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

Note 16 – Subsequent Events

Cash Dividend

On November 1, 2022, the Company announced that the Board of Directors declared a cash dividend of $0.12 per share on Yum China’s common stock, payable as of the close of business on December 20, 2022, to stockholders of record as of the close of business on November 29, 2022. Total estimated cash dividend payable is approximately $50 million.

Long Term Incentive Plan

In connection with the Primary Conversion, the Company’s stockholders approved the Yum China Holdings, Inc. 2022 Long Term Incentive Plan (the “2022 Plan”). The 2022 Plan became effective on October 24, 2022 upon consummation of the Primary Conversion. The 2022 Plan replaces the Yum China Holdings, Inc. Long Term Incentive Plan (the “2016 Plan”). No new awards will be granted under the 2016 Plan after the 2022 Plan becomes effective, but the 2016 Plan will continue to govern awards granted under the 2016 Plan prior to the effectiveness of the 2022 Plan. Subject to the terms and conditions of the 2022 Plan, the number of shares of Company common stock authorized for grants under the 2022 Plan is 31,000,000 shares.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of system sales, with over 12,000 restaurants covering over 1,700 cities primarily in China as of September 30, 2022. Our growing restaurant base consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Little Sheep, Huang Ji Huang, Lavazza, COFFii & JOY and Taco Bell. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Macau and Taiwan, and own the intellectual property of the Little Sheep, Huang Ji Huang and COFFii & JOY concepts outright. KFC was the first major global restaurant brand to enter China as early as 1987. With more than 30 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of system sales. We believe that there are significant opportunities to further expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of September 30, 2022, KFC operated over 8,600 restaurants in over 1,700 cities across China. During the fourth quarter of 2021, the Company completed the acquisition of a 28% equity interest in Hangzhou Catering Service Group (“Hangzhou Catering”), which holds a 45% equity interest in an unconsolidated affiliate that operates KFC stores in and around Hangzhou, China (“Hangzhou KFC”), increasing our equity interest to approximately 60% directly and indirectly, and allowing the Company to consolidate Hangzhou KFC.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of September 30, 2022, Pizza Hut operated over 2,800 restaurants in over 600 cities.

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

The Company’s common stock is listed on the NYSE under the symbol “YUMC”. On September 10, 2020, the Company completed its secondary listing on the Main Board of the HKEX under the stock code “9987”, in connection with a global offering of 41,910,700 shares of its common stock. Net proceeds raised by the Company from the global offering after deducting underwriting fees and the offering expenses amounted to $2.2 billion. On October 24, 2022, the Company’s voluntary conversion of its secondary listing status to a primary listing status on the HKEX became effective. On the same day, the Company’s shares of common stock traded on the HKEX was included in the Shanghai-Hong Kong Stock Connect and Shenzhen-Hong Kong Stock Connect. Yum China is now a dual primary listed company on the NYSE and HKEX. The Company’s common stock listed on the two exchanges will continue to be fully fungible.

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

Quarters and Years to Date Ended September 30, 2022 and 2021

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

Quarterly highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+5	—	+10	+67	+76
Pizza Hut	+7	+2	+12	+159	+169
All Other Segments(b)	(21)	(15)	(8)	(57)	(67)
Total	+5	—	+9	+77	+86

Year to date highlights:
	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	(5)	(8)	+10	(12)	(10)
Pizza Hut	(3)	(6)	+12	(23)	(21)
All Other Segments(b)	(23)	(19)	(8)	NM	NM
Total	(5)	(8)	+9	(22)	(20)

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

As of September 30, 2022, the Company operated over 12,000 units, predominately KFC and Pizza Hut restaurants, which are the leading and largest QSR and CDR brands, respectively, in mainland China in terms of system sales. We believe that there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

The COVID-19 pandemic continued to impact the Company’s operations and results in the third quarter. COVID-related health measures remained in effect across China, impacting travel and social activities. We captured the growing demand for delivery and takeaway, which offset the subdued dine-in volume. Same-store sales for the quarter recovered to the same level a year ago but remain below pre-COVID 2019 levels. From a timing perspective, same-store sales recovered sequentially in July and August with August exceeding the prior year level. This is primarily due to lapping the Delta variant outbreak in the prior year period. However, same-store sales percentage declined year over year in September as preventive health measures were tightened. In September, on average, approximately 900 of our stores were temporarily closed or offered only takeaway and delivery services, compared to approximately 400 stores on average in July and August.

As compared to the third quarter of 2021, Company sales in the third quarter of 2022 increased 11%, or 17% excluding the impact of F/X. Company sales for the year to date ended September 30, 2022 increased 4%, or 6% excluding the impact of F/X. The increase in Company sales for the quarter, excluding the impact of F/X, was driven by net unit growth of 19% in Company-owned stores including the acquisition of Hangzhou KFC, partially offset by temporary store closures due to the impact of the COVID-19 pandemic. The year to date increase in Company sales was driven by net unit growth of 19% including the acquisition of Hangzhou KFC, partially offset by same-store sales decline of 8% and substantially more temporary store closures due to the impact of the COVID-19 pandemic.

The increase in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales, higher productivity and temporary relief. These factors were partially offset by inflation in commodities in the low single digits, wages of 2% and utility rates, increased rider cost associated with a rise of approximately four percentage points in delivery sales mix from the prior year period and higher compensation costs.

The year to date decrease in Operating profit, excluding the impact of F/X, was primarily driven by same-store sales decline, temporary store closures due to the impact of the COVID-19 pandemic, inflation in commodities in the low single digits, wages of 4% and utility rates, increased rider cost associated with a rise of approximately six percentage points in delivery sales mix from the prior year period due to more severe outbreaks and higher compensation costs. These factors were partially offset by higher productivity, temporary relief and the acquisition of Hangzhou KFC.

The Consolidated Results of Operations for the quarters and years to date ended September 30, 2022 and 2021 are presented below:

	Quarter Ended		% B/(W) (a)				Year to Date Ended		% B/(W) (a)
	9/30/2022	9/30/2021	Reported		Ex F/X		9/30/2022	9/30/2021	Reported		Ex F/X
Company sales	$2,561	$2,310	11		17		$7,135	$6,874	4		6
Franchise fees and income	22	40	(45)		(42)		65	120	(46)		(45)
Revenues from transactions with franchisees and unconsolidated affiliates	80	184	(57)		(54)		219	519	(58)		(57)
Other revenues	22	20	11		17		62	49	27		29
Total revenues	$2,685	$2,554	5		11		$7,481	$7,562	(1)		1
Restaurant profit	$480	$282	71		79		$1,076	$1,071	1		3
Restaurant Margin %	18.8%	12.2%	6.6	ppts.	6.6	ppts.	15.1%	15.6%	(0.5)	ppts.	(0.5)	ppts.
Operating Profit	$316	$178	77		86		$588	$753	(22)		(20)
Interest income, net	25	16	51		54		51	47	8		10
Investment loss	(15)	(39)	61		61		(32)	(43)	26		26
Income tax provision	(97)	(44)	(121)		(130)		(183)	(210)	13		11
Equity in net earnings (losses) from equity method investments	(2)	—	NM		NM		(4)	—	NM		NM
Net Income – including noncontrolling interests	227	111	103		114		420	547	(23)		(21)
Net Income – noncontrolling interests	21	7	(171)		(187)		31	32	5		1
Net Income – Yum China Holdings, Inc.	$206	$104	98		109		$389	$515	(25)		(22)
Diluted Earnings Per Common Share	$0.49	$0.24	104		113		$0.92	$1.19	(23)		(21)
Effective tax rate	29.9%	28.3%					30.1%	27.7%
Supplementary information – Non-GAAP Measures(b)
Adjusted Operating Profit	$318	$168					$593	$750
Adjusted Net Income – Yum China Holdings, Inc.	$208	$96					$394	$514
Adjusted Diluted Earnings Per Common Share	$0.49	$0.22					$0.93	$1.18
Adjusted Effective Tax Rate	29.7%	28.8%					29.9%	27.6%
Adjusted EBITDA	$475	$300					$1,097	$1,153

(a)
Represents the period-over-period change in percentage.

(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

	Quarter Ended 9/30/2022	Year to Date Ended 9/30/2022
	% change	% change
System Sales Decline	(1)%	(7)%
System Sales Growth (Decline), excluding F/X	5%	(5)%
Same-Store Sales Growth (Decline)	—	(8)%

Unit Count	9/30/2022	9/30/2021	% Increase (Decrease)
Company-owned(a)	10,679	8,938	19
Unconsolidated affiliates(a)	—	762	(100)
Franchisees	1,730	1,715	1
	12,409	11,415	9

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

	Quarter Ended		Year to Date Ended
	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Non-GAAP Reconciliations
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$316	$178	$588	$753
Special Items, Operating Profit	(2)	10	(5)	3
Adjusted Operating Profit	$318	$168	$593	$750
Reconciliation of Net Income to Adjusted Net Income
Net Income – Yum China Holdings, Inc.	$206	$104	$389	$515
Special Items, Net Income – Yum China Holdings, Inc.	(2)	8	(5)	1
Adjusted Net Income – Yum China Holdings, Inc.	$208	$96	$394	$514
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.49	$0.25	$0.92	$1.23
Special Items, Basic Earnings Per Common Share	—	0.02	(0.01)	0.01
Adjusted Basic Earnings Per Common Share	$0.49	$0.23	$0.93	$1.22
Diluted Earnings Per Common Share	$0.49	$0.24	$0.92	$1.19
Special Items, Diluted Earnings Per Common Share	—	0.02	(0.01)	0.01
Adjusted Diluted Earnings Per Common Share	$0.49	$0.22	$0.93	$1.18
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 13)	29.9%	28.3%	30.1%	27.7%
Impact on effective tax rate as a result of Special Items	0.2%	(0.5)%	0.2%	0.1%
Adjusted effective tax rate	29.7%	28.8%	29.9%	27.6%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter Ended		Year to Date Ended
Reconciliation of Net Income to Adjusted EBITDA	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Net Income – Yum China Holdings, Inc.	$206	$104	$389	$515
Net Income – noncontrolling interests	21	7	31	32
Equity in net (earnings) losses from equity method investments	2	—	4	—
Income tax provision	97	44	183	210
Interest income, net	(25)	(16)	(51)	(47)
Investment loss	15	39	32	43
Operating Profit	316	178	588	753
Special Items, Operating Profit	2	(10)	5	(3)
Adjusted Operating Profit	318	168	593	750
Depreciation and amortization	150	128	467	380
Store impairment charges	7	4	37	23
Adjusted EBITDA	$475	$300	$1,097	$1,153

Details of Special Items are presented below:

	Quarter Ended		Year to Date Ended
Details of Special Items	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Share-based compensation expense for Partner PSU Awards(1)	$(2)	$—	$(5)	$(7)
Gain from re-measurement of equity interest upon acquisition(2)	—	10	—	10
Special Items, Operating Profit	(2)	10	(5)	3
Tax Expenses on Special Items(3)	—	(2)	—	(2)
Special items, net income – including noncontrolling interests	(2)	8	(5)	1
Special items, net income – noncontrolling interests	—	—	—	—
Special Items, Net Income – Yum China Holdings, Inc.	$(2)	$8	$(5)	$1
Weighted-average diluted shares outstanding (in millions)	424	435	426	435
Special Items, Diluted Earnings Per Common Share	$—	$0.02	$(0.01)	$0.01

(1)
In February 2020, the Company granted Partner PSU Awards to select employees who were deemed critical to the Company’s execution of its strategic operating plan. These PSU awards will only vest if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares subject to the PSU awards. Partner PSU Awards were granted to address increased competition for executive talent, motivate transformational performance and encourage management retention. Given the unique nature of these grants, the Compensation Committee does not intend to grant similar special grants to the same employees during the performance period. The impact from these special awards is excluded from metrics that management uses to assess the Company’s performance. The Company recognized share-based compensation expenses of $2 million and $5 million associated with the Partner PSU Awards for the quarter and year to date ended September 30, 2022, respectively, and nil and $7 million associated with the Partner PSU Awards for the quarter and year to date ended September 30, 2021, respectively.

(2)
In the quarter ended September 30, 2021, as a result of the consolidation of the Lavazza joint venture, the Company recognized a gain of $10 million from the re-measurement of our previously held equity interest at fair value, which was not allocated to any segment for performance reporting purposes.

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

Segment Results

KFC

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2022	9/30/2021	Reported		Ex F/X		9/30/2022	9/30/2021	Reported		Ex F/X
Company sales	$1,992	$1,750	14		20		$5,554	$5,220	6		9
Franchise fees and income	15	32	(52)		(49)		44	95	(53)		(52)
Revenues from transactions with franchisees and unconsolidated affiliates	9	17	(47)		(44)		24	46	(48)		(47)
Other revenues	1	2	(33)		(29)		6	6	(1)		—
Total revenues	$2,017	$1,801	12		18		$5,628	$5,367	5		7

Restaurant profit	$410	$238	72		81		$922	$877	5		8
Restaurant margin %	20.6%	13.6%	7.0	ppts.	7.0	ppts.	16.6%	16.8%	(0.2)	ppts.	(0.2)	ppts.

G&A expenses	$63	$62	(1)		(7)		$191	$175	(9)		(11)
Franchise expenses	$8	$16	49		46		$23	$47	50		49
Expenses for transactions with franchisees and unconsolidated affiliates	$8	$16	49		47		$22	$45	51		50
Other operating costs and expenses	$1	$2	5		(1)		$4	$3	(22)		(25)
Closures and impairment expenses, net	$3	$1	(114)		(130)		$11	$7	(40)		(48)
Other expenses (income), net	$24	$(4)	NM		NM		$75	$(16)	NM		NM
Operating Profit	$328	$196	67		76		$670	$763	(12)		(10)

	Quarter Ended 9/30/2022	Year to Date Ended 9/30/2022
	% change	% change
System Sales Growth (Decline)	—	(6)%
System Sales Growth (Decline), excluding F/X	5%	(5)%
Same-Store Sales Growth (Decline)	—	(8)%

Unit Count	9/30/2022	9/30/2021	% Increase (Decrease)
Company-owned(a)	7,852	6,450	22
Unconsolidated affiliates(a)	—	762	(100)
Franchisees	823	696	18
	8,675	7,908	10

(a)
As a result of the acquisition of Hangzhou KFC in the fourth quarter of 2021, the restaurant units of Hangzhou KFC were transferred from unconsolidated affiliates to Company-owned.

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	9/30/2021	Store Portfolio Actions	Other	F/X	9/30/2022
Company sales	$1,750	$362	$(9)	$(111)	$1,992
Cost of sales	(567)	(105)	31	34	(607)
Cost of labor	(425)	(76)	26	26	(449)
Occupancy and other operating expenses	(520)	(79)	43	30	(526)
Restaurant profit	$238	$102	$91	$(21)	$410

	Year to Date Ended
Income (Expense)	9/30/2021	Store Portfolio Actions	Other	F/X	9/30/2022
Company sales	$5,220	$859	$(411)	$(114)	$5,554
Cost of sales	(1,629)	(260)	142	35	(1,712)
Cost of labor	(1,214)	(227)	52	26	(1,363)
Occupancy and other operating expenses	(1,500)	(234)	146	31	(1,557)
Restaurant profit	$877	$138	$(71)	$(22)	$922

The increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by net unit growth including the acquisition of Hangzhou KFC, partially offset by temporary store closures due to the impact of the COVID-19 pandemic. The increase in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales, higher productivity and temporary relief, partially offset by inflation in commodities in the low single digits, wages of 2% and utility rates, as well as increased rider cost associated with a rise of approximately four percentage points in delivery sales mix from the prior year period.

The year to date increase in Company sales, excluding the impact of F/X, was primarily driven by net unit growth including the acquisition of Hangzhou KFC, partially offset by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic. The year to date increase in Restaurant profit, excluding the impact of F/X, was primarily driven by higher productivity and temporary relief, partially offset by inflation in commodities in the low single digits, wages of 4% and utility rates, as well as increased rider cost associated with a rise of approximately six percentage points in delivery sales mix from the prior year period due to more severe outbreaks.

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

Operating Profit

The increase in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit, partially offset by higher amortization of reacquired franchise rights as well as lower equity income as a result of the acquisition of Hangzhou KFC and higher G&A expenses.

The year to date decrease in Operating profit, excluding the impact of F/X, was primarily driven by higher amortization of reacquired franchise rights as well as lower equity income as a result of the acquisition of Hangzhou KFC and higher G&A expenses, partially offset by the increase in Restaurant profit.

Pizza Hut

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2022	9/30/2021	Reported		Ex F/X		9/30/2022	9/30/2021	Reported		Ex F/X
Company sales	$556	$546	2		7		$1,541	$1,617	(5)		(3)
Franchise fees and income	2	2	(9)		(4)		6	6	(1)		1
Revenues from transactions with franchisees and unconsolidated affiliates	1	2	(33)		(29)		3	5	(35)		(34)
Other revenues	2	1	158		175		6	2	NM		NM
Total revenues	$561	$551	2		8		$1,556	$1,630	(4)		(2)

Restaurant profit	$75	$44	67		75		$171	$196	(13)		(11)
Restaurant margin %	13.4%	8.2%	5.2	ppts.	5.2	ppts.	11.1%	12.2%	(1.1)	ppts.	(1.1)	ppts.

G&A expenses	$27	$27	1		(5)		$84	$80	(5)		(7)
Franchise expenses	$1	$1	10		5		$3	$3	6		5
Expenses for transactions with franchisees and unconsolidated affiliates	$1	$2	30		26		$3	$5	34		32
Other operating costs and expenses	$2	$1	(199)		(220)		$5	$1	NM		NM
Closures and impairment expenses, net	$—	$—	(36)		(54)		$1	$3	85		86
Operating Profit	$49	$18	159		169		$90	$117	(23)		(21)

	Quarter Ended 9/30/2022	Year to Date Ended 9/30/2022
	% change	% change
System Sales Growth (Decline)	2%	(5)%
System Sales Growth (Decline), excluding F/X	7%	(3)%
Same-Store Sales Growth (Decline)	2%	(6)%

Unit Count	9/30/2022	9/30/2021	% Increase
Company-owned	2,666	2,369	13
Franchisees	140	134	4
	2,806	2,503	12

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	9/30/2021	Store Portfolio Actions	Other	F/X	9/30/2022
Company sales	$546	$31	$9	$(30)	$556
Cost of sales	(173)	(9)	(3)	9	(176)
Cost of labor	(161)	(9)	11	10	(149)
Occupancy and other operating expenses	(168)	(8)	11	9	(156)
Restaurant profit	$44	$5	$28	$(2)	$75

	Year to Date Ended
Income (Expense)	9/30/2021	Store Portfolio Actions	Other	F/X	9/30/2022
Company sales	$1,617	$39	$(83)	$(32)	$1,541
Cost of sales	(493)	(12)	14	10	(481)
Cost of labor	(450)	(20)	23	10	(437)
Occupancy and other operating expenses	(478)	(17)	34	9	(452)
Restaurant profit	$196	$(10)	$(12)	$(3)	$171

The increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by net unit growth and same-store sales growth, partially offset by temporary store closures due to the impact of the COVID-19 pandemic. The increase in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales, higher productivity and temporary relief, partially offset by inflation in commodities in the low single digits, wages of 2% and utility rates.

The year to date decrease in Company sales, excluding the impact of F/X, was primarily driven by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic, partially offset by net unit growth. The year to date decrease in Restaurant profit, excluding the impact of F/X, was primarily driven by the decrease in Company sales and inflation in commodities in the low single digits, wages of 5% and utility rates, partially offset by higher productivity and temporary relief.

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

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2022	9/30/2021	Reported		Ex F/X		9/30/2022	9/30/2021	Reported		Ex F/X
Company sales	$13	$14	(1)		5		$40	$37	10		12
Franchise fees and income	5	6	(22)		(17)		15	19	(21)		(20)
Revenues from transactions with franchisees and unconsolidated affiliates	11	26	(59)		(57)		29	75	(63)		(62)
Other revenues	157	88	77		87		407	187	118		123
Total revenues	$186	$134	38		46		$491	$318	54		57

Restaurant loss	$(5)	$—	NM		NM		$(15)	$(3)	NM		NM
Restaurant margin %	(30.6)%	(9.5)%	(21.1)	ppts.	(21.1)	ppts.	(36.3)%	(10.0)%	(26.3)	ppts.	(26.3)	ppts.

G&A expenses	$12	$11	(12)		(19)		$36	$30	(20)		(23)
Franchise expenses	$—	$—	31		27		$1	$—	NM		NM
Expenses for transactions with franchisees and unconsolidated affiliates	$9	$24	62		59		$24	$69	65		64
Other operating costs and expenses	$155	$87	(76)		(87)		$406	$183	NM		NM
Closures and impairment expenses, net	$1	$1	(151)		(167)		$8	$3	NM		NM
Other expenses, net	$—	$3	NM		NM		$—	$8	NM		NM
Operating Loss	$(9)	$(6)	(57)		(67)		$(39)	$(15)	NM		NM

	Quarter Ended 9/30/2022	Year to Date Ended 9/30/2022
	% change	% change
Same-Store Sales Decline	(15)%	(19)%

Total Revenues

The quarter and year to date increase in Total revenues of all other segments, excluding the impact of F/X, was primarily driven by inter-segment revenue generated by our delivery team for services provided to KFC and Pizza Hut restaurants and the contribution of sales from the Lavazza joint venture, partially offset by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic.

Restaurant Loss

The quarter and year to date increase in Restaurant loss, excluding the impact of F/X, was primarily driven by the loss incurred by the Lavazza joint venture, same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic.

G&A Expenses

The quarter and year to date increase in G&A expenses, excluding the impact of F/X, was primarily driven by G&A expenses incurred by the Lavazza joint venture.

Operating Loss

The quarter and year to date increase in Operating loss, excluding the impact of F/X, was primarily driven by the increase of Operating loss from certain emerging brands due to the impact of the COVID-19 pandemic.

Corporate and Unallocated

	Quarter Ended				Year to Date Ended
			% B/(W)				% B/(W)
	9/30/2022	9/30/2021	Reported	Ex F/X	9/30/2022	9/30/2021	Reported	Ex F/X
Revenues from transactions with franchisees and unconsolidated affiliates	$59	$139	(58)	(55)	$163	$393	(58)	(58)
Other revenues	$12	$7	73	80	$31	$11	NM	NM
Expenses for transactions with franchisees and unconsolidated affiliates	$58	$138	58	55	$163	$390	58	57
Other operating costs and expenses	$10	$5	(68)	(78)	$28	$10	NM	NM
Corporate G&A expenses	$55	$42	(31)	(37)	$138	$123	(12)	(14)
Other unallocated income, net	$—	$(9)	(97)	(97)	$(2)	$(7)	(81)	(80)
Interest income, net	$25	$16	51	54	$51	$47	8	10
Investment loss	$(15)	$(39)	61	61	$(32)	$(43)	26	26
Income tax provision (See Note 13)	$(97)	$(44)	(121)	(130)	$(183)	$(210)	13	11
Equity in net earnings (losses) from equity method investments	$(2)	$—	NM	NM	$(4)	$—	NM	NM
Effective tax rate (See Note 13)	29.9%	28.3%	(1.6)%	(1.6)%	30.1%	27.7%	(2.4)%	(2.4)%

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

G&A Expenses

The quarter and year to date increase in Corporate G&A expenses, excluding the impact of F/X, was primarily due to higher compensation costs and one-time professional fees incurred for the Primary Conversion on the HKEX.

Investment Loss

The Investment loss mainly relates to the change in fair value of our investment in Meituan, as well as our unrealized investment loss in Sunner recognized in 2021. See Note 7 for additional information.

Income Tax Provision

Our income tax provision includes tax on our earnings at the Chinese statutory tax rate of 25%, withholding tax on repatriation of earnings outside of China and U.S. corporate income tax, if any. The higher effective tax rate for the quarter ended September 30, 2022 was primarily due to a prior year tax benefit from equity income from investments in unconsolidated affiliates. The higher effective tax rate for the year to date ended September 30, 2022 was primarily due to a prior year tax benefit from equity income from investments in unconsolidated affiliates and impact of lower pre-tax income.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Impact of COVID-19 Pandemic

Starting in late January 2020, the COVID-19 pandemic has significantly impacted the Company’s operations and financial results. The COVID-19 pandemic continued to affect the restaurant industry and our operations in the third quarter of 2022. Entering the fourth quarter, new infections continued to increase in October with resurgent outbreaks across China. In October, approximately 1,400 of our stores were either temporarily closed or offered only takeaway and delivery services. According to government data, nationwide, consumers are traveling less and reducing expenditures during the seven-day National Day holiday starting October 1, compared to the same holiday period last year. The COVID situations remain uncertain with regional outbreaks continuing to impact our operations.

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

Entities that are VAT general taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as a VAT asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, on the Condensed Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT asset for recoverability, giving consideration to the indefinite life of VAT assets as well as its forecasted operating results and capital spending, which inherently includes significant assumptions that are subject to change. As of September 30, 2022, the Company has not made an allowance for the recoverability of VAT assets, as the balance is expected to be utilized to offset against VAT payables or be refunded in the future.

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

As the benefits of certain VAT assets are expected to be realized within one year pursuant to Circular [2022] No. 21, $303 million of VAT assets as of June 30, 2022 were reclassified from Other assets to Prepaid expense and other current assets. As of September 30, 2022, VAT assets of $93 million, $4 million and net VAT payable of $12 million were recorded in Prepaid expense and other current assets, Other assets and Accounts payable and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets.

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

Condensed Consolidated Cash Flows

Our cash flows for the years to date ended September 30, 2022 and 2021 were as follows:

Net cash provided by operating activities was $1,329 million in 2022 as compared to $1,074 million in 2021. The increase was primarily driven by refunds of VAT assets. See Note 9.

Net cash used in investing activities was $593 million in 2022 as compared to $743 million in 2021. The decrease was mainly due to lapping the impact of $261 million cash consideration for the acquisition of equity investment in Sunner in 2021, partially offset by the net impact on cash flow resulting from purchases and maturities of short-term investments and an increase in capital spending.

Net cash used in financing activities was $583 million in 2022 as compared to $220 million in 2021. The increase was primarily due to the resumption of share repurchases starting in the third quarter of 2021.

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

Share Repurchases and Dividends

In March 2022, our Board of Directors increased the share repurchase authorization by $1 billion to an aggregate of $2.4 billion. Yum China may repurchase shares under this program from time to time in open market or privately negotiated transactions, including block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. Starting in the second quarter of 2020 through July 2021, our share repurchases were suspended due to the impact of the COVID-19 pandemic. During the years to date ended September 30, 2022 and 2021, the Company repurchased $413 million or 9 million shares and $34 million or 0.6 million shares of common stock, respectively, under the repurchase program.

For the quarters ended September 30, 2022 and 2021, the Company paid cash dividends of approximately $51 million and $51 million, respectively, to stockholders through a quarterly dividend payment of $0.12 per share.

On November 1, 2022, the Board of Directors declared a cash dividend of $0.12 per share, payable on December 20, 2022, to stockholders of record as of the close of business on November 29, 2022. The total estimated cash dividend payable is approximately $50 million.

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

Borrowing Capacity

As of September 30, 2022, the Company had credit facilities of RMB3,766 million (approximately $529 million), comprised of onshore credit facilities of RMB2,200 million (approximately $309 million) in aggregate and offshore credit facilities of $220 million in aggregate.

The credit facilities had remaining terms ranging from less than one year to two years as of September 30, 2022. Each credit facility bears interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, London Interbank Offered Rate (“LIBOR”) administered by the ICE Benchmark Administration, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Some of the onshore credit facilities contain sub-limits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of September 30, 2022, we had outstanding bank guarantees of RMB189 million (approximately $27 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants. The credit facilities were therefore reduced by the same amount, while there were no bank borrowings outstanding as of September 30, 2022.

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

In September 2022, the FASB issued ASU 2022-04 Liabilities—Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”), requiring entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about their obligations outstanding at the end of the reporting period. ASU 2022-04 is effective for the Company from January 1, 2023 with early adoption permitted. We are currently evaluating the impact the adoption of this standard may have on our financial statements.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended September 30, 2022, the Company’s Operating profit would have decreased by approximately $30 million if the RMB weakened 10% relative to the US$. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic, such as COVID-19, avian flu or African swine flu. Outbreaks of contagious illness occur from time to time around the world, including in China where virtually all of our restaurants are located. The occurrence of such an outbreak or other adverse public health developments in China could materially disrupt our business and operations, including if government authorities impose mandatory closures, seek voluntary closures or impose restrictions on operations of restaurants. Furthermore, the risk of contracting viruses or other illnesses that may be transmitted through human contact could cause employees or guests to avoid gathering in public places or interacting with other people, which could materially and adversely affect restaurant guest traffic or the ability to adequately staff restaurants. An outbreak could also cause disruption in our supply chain, increase our raw-material costs, increase operational complexity and adversely impact our ability to provide safety measures to protect our employees and customers, which could materially and adversely affect our continuous operations. Our operating costs may also increase as a result of taking precautionary measures to protect the health and wellbeing of our customers and employees during an outbreak. If an outbreak reaches pandemic levels, there may also be long-term effects on the economies of affected countries. Any of the foregoing within China would severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

For example, starting in the first quarter of 2020, the COVID-19 pandemic significantly impacted the Company’s operations, resulting in a significant decline in Operating profit mainly driven by same-store sales declines and temporary store closures. At the peak of the COVID-19 outbreak in China in 2020, approximately 35% of our restaurants were closed. Our operations and financial results for the second half of 2021 were also significantly affected by multiple waves of Delta variant outbreaks, spreading to nearly all provinces in China. In the first half of 2022, the most severe COVID-19 outbreaks to date in China significantly affected our business operations. During April and May 2022, over 2,500 of our stores in China, on average, were either temporarily closed or offered only takeaway and delivery services. Of these stores, approximately 45% were temporarily closed.

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

In the second quarter of 2022, we invoked the dispute resolution process pursuant to the master license agreement to resolve a disagreement with YUM over royalties charged on delivery and aggregator platform fees. We believe, pursuant to the master license agreement, that delivery fees paid by customers for delivery services and commissions paid to third-party aggregator platforms should not be subject to royalties, and we notified YUM in April 2022 that we would stop paying royalties on such fees beginning in January 2022. In June 2022, YUM delivered to the Company a notice of material breach of the master license agreement, demanding among other things payment of the disputed royalty amounts. Following receipt of the notice, we paid the disputed royalty amounts under a reservation of rights, after which YUM suspended its declaration of material breaches related to payment of the disputed royalty amounts. YUM’s notice in June 2022 also alleged, for the first time, that the Company has engaged in unauthorized use of YUM’s intellectual property under the master license agreement. The Company believes the notice is contrary to the terms of the master license agreement and that these allegations are without merit. The parties are progressing through the dispute resolution process.

If the parties are unable to resolve the dispute pursuant to the master license agreement, either party may submit the dispute to arbitration, while retaining all other rights and remedies, which may include the initiation of proceedings for injunctive or other equitable relief, or the exercise of contractual rights up to and including termination of the master license agreement.

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

The following table provides information as of September 30, 2022 with respect to shares of Yum China common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)

7/1/22-7/31/22	—	-	—	$1,217
8/1/22-8/31/22	—	$-	—	$1,217
9/1/22-9/30/22	271	$48.05	271	$1,204
Total	271	$48.05	271	$1,204

Item 6. Exhibits

Exhibit Number	Description of Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document *

* Filed or furnished herewith.

** Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yum China Holdings, Inc.
(Registrant)

Date:	November 9, 2022	/s/ Xueling Lu
Controller and Principal Accounting Officer