Form 10-K
period 2022-12-31
Yum China Holdings, Inc.
filed 2023-03-01
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-37762

Yum China Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-2421743
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

101 East Park Boulevard, Suite 805 Plano, Texas 75074 United States Of America	Yum China Building 20 Tian Yao Qiao Road Shanghai 200030 People’s Republic Of China

(Address, including Zip Code, of Principal Executive Offices)

Registrant’s telephone number, including area code: (469) 980-2898

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	YUMC	New York Stock Exchange
	9987	The Stock Exchange of Hong Kong Limited

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
Emerging growth company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $20.3 billion. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. The number of shares of the registrant’s common stock outstanding as of February 22, 2023 was 418,400,738 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2023 annual meeting of stockholders (the “2023 Proxy Statement”), to be filed not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions or projections concerning future results or events, including, without limitation, statements regarding our strategies to expand our restaurant network and restaurant portfolio, our strategies to improve store performance and develop new sources of revenue, plans to invest in technology and high-quality assets, plans to enhance digital and delivery capabilities, franchise development, logistics and supply chain management, our sustainability goals, anticipated effects of population and macroeconomic trends and the expected impact of the COVID-19 pandemic. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those forward-looking statements. We cannot assure you that any of our expectations, estimates, assumptions or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations, estimates, assumptions or projections include (i) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. We disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law.

2022 Form 10-K

PART I

Item 1. Business.

References to “Yum China” mean Yum China Holdings, Inc. and references to the “Company,” “we,” “us,” and “our” mean Yum China and its subsidiaries.

“U.S. dollars,” “$” or “US$” refers to the legal currency of the United States, and “RMB” or “Renminbi” refers to the legal currency of the People’s Republic of China (the “PRC” or “China”).

The KFC, Pizza Hut, Taco Bell, Lavazza, Little Sheep and Huang Ji Huang brands are collectively referred to as the “brands” or “concepts.” Throughout this Form 10-K, the terms “brands” and “concepts” are used interchangeably and “restaurants,” “stores” and “units” are used interchangeably.

General

Yum China is the largest restaurant company in China in terms of 2022 system sales. We had $9.6 billion of revenues in 2022 and nearly 13,000 restaurants as of December 31, 2022. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Taco Bell, Lavazza, Little Sheep and Huang Ji Huang.

We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Macau and Taiwan. We own the intellectual property of the Little Sheep and Huang Ji Huang concepts outright. KFC was the first major global restaurant brand to enter China in 1987. With more than 35 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of 2022 system sales, with nearly 13,000 restaurants covering over 1,800 cities primarily in China as of December 31, 2022. We believe that there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

As of December 31, 2022, we owned and operated approximately 86% of our restaurants. Franchisees contribute to our revenue through the payment of upfront franchise fees and on-going royalties based on a percentage of sales, and payments for other transactions with us, such as purchases of food and paper products, advertising services, delivery services and other services.

Restaurant Concepts

KFC

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of 2022 system sales. Founded in Corbin, Kentucky by Colonel Harland D. Sanders in 1939, KFC opened its first restaurant in Beijing, China in 1987. As of December 31, 2022, there were over 9,000 KFC restaurants in more than 1,800 cities across China. In addition to Original Recipe® chicken and other chicken products, KFC in China has an extensive menu featuring beef burgers, pork, seafood, rice dishes, congees, fresh vegetables, desserts, coffee, tea and many other products. KFC also seeks to increase revenue from different channels, including dine-in, delivery, takeaway and packaged foods such as steak, fried rice and pasta. KFC primarily competes with western QSR brands in China, such as McDonald’s, Dicos and Burger King, among which we believe KFC had an approximate two-to-one lead over its nearest competitor in terms of store count as of the end of 2022.

Pizza Hut

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of 2022 system sales and number of restaurants as of December 31, 2022, offering multiple dayparts, including breakfast, lunch, afternoon tea and dinner. Since opening its first China restaurant unit in Beijing in 1990, Pizza Hut has grown rapidly and, as of year-end 2022, there were over 2,900 Pizza Hut restaurants in over 650 cities across China. Pizza Hut has an extensive menu offering a broad variety of pizzas, steaks, pasta, rice dishes and other entrees, appetizers, beverages and desserts. Pizza Hut also aims to further drive growth from different channels and occasions, including dine-in, delivery, takeaway and packaged foods such as steak and pasta. Measured by number of restaurants, we believe Pizza Hut has an approximate five-to-one lead over its nearest western CDR competitor in China as of the end of 2022.

2022 Form 10-K

Other Concepts

In addition to KFC and Pizza Hut, our restaurant brand portfolio also includes Taco Bell, Lavazza, Little Sheep and Huang Ji Huang.

Taco Bell. Taco Bell is the world’s leading western QSR brand specializing in Mexican-style food, including tacos, burritos, quesadillas, salads, nachos and similar items. We opened our first Taco Bell restaurant in Shanghai, China, in December 2016. As of December 31, 2022, there were over 90 Taco Bell units in China.

Lavazza. In April 2020, we partnered with Luigi Lavazza S.p.A. (“Lavazza Group”), the world-renowned family-owned Italian coffee company, and established a joint venture (“Lavazza joint venture”), to explore and develop the Lavazza coffee concept in China. In September 2021, the Company and Lavazza Group entered into agreements to accelerate the expansion of Lavazza coffee shops, which offer a premium and authentic Italian coffee experience in China. As of December 31, 2022, there were 85 Lavazza units in China.

Little Sheep. Little Sheep, with its roots in Inner Mongolia, China, specializes in “Hot Pot” cooking, which is very popular in China, particularly during the winter months. Little Sheep had over 180 units in both China and international markets as of December 31, 2022. Of these, 175 units were franchise restaurants.

Huang Ji Huang. In April 2020, we completed the acquisition of a controlling interest in Huang Ji Huang. Founded in 2004, Huang Ji Huang had over 590 units in China and internationally as of December 31, 2022. Huang Ji Huang primarily operates a franchise model and is an industry-leading simmer pot brand.

Our Strategies

Our primary strategy is to grow sales and profits across our portfolio of brands through organic growth, growth of franchise restaurants and development of new restaurant concepts, along with growing our online business. We are accelerating our store network expansion to reach our next milestone of 20,000 stores. We will drive growth from our core brands, as well as emerging brands such as Taco Bell and Lavazza. We will continue to invest in digitalization and supply chain, our key growth enablers.

Continue to strategically expand our restaurant network

We are confident in the long-term market opportunities in China. We believe we have the potential to grow to 20,000 restaurants or more in the future and we are currently tracking over 900 cities that do not have a KFC or Pizza Hut restaurant.

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

Explore new restaurant formats. We are keen to explore various new restaurant formats to support further store expansion, including different store designs or service models aimed at addressing the needs of different guests and for different occasions. We believe that our first-mover advantage and in-depth local know-how will help us to build robust development pipelines to seize the market opportunities.

Capture franchise opportunity. While we continue to focus on the operation of our Company-owned restaurant units, we will also continue to seek franchise opportunities for both our core and emerging brands. As of December 31, 2022, approximately 14% of our restaurants were operated by franchisees. We anticipate high franchisee demand for our brands, supported by strong unit economics, operational consistency and multiple store formats to drive restaurant growth. While the franchise market in China is still in an early stage compared to developed markets, we plan to continue to develop our franchisee-owned store portfolio over time by focusing on select channels and lower-tier city development, among others.

Grow emerging brands. Our key growth strategy for emerging brands, such as Taco Bell, Lavazza, Little Sheep and Huang Ji Huang, focuses on exploring suitable business models to achieve sustainable growth. In addition, we plan to continue our efforts in product innovation and operational enhancement for these emerging brands to potentially scale up operations in the future.

2022 Form 10-K

Continue to improve unit-level performance and develop new sources of revenue

Food innovation and value proposition. We will continue to focus on food innovation and strengthen our value proposition. We are keenly aware of the strength of our core menu items. At the same time, we seek to continue to introduce innovative items to meet evolving consumer preferences and local tastes, drive guest engagement and continue to broaden our brand appeal. Each of our restaurant concepts has proprietary menu items, and emphasizes the preparation of food with high quality ingredients. We will continue to develop unique recipes, regionally-inspired menu items and special seasonings to provide appealing, tasty and convenient food choices at competitive prices. In addition, KFC plans to continue providing value with product offerings such as the bucket and increased combo options throughout the day and Pizza Hut plans to continue its multiple value campaigns. We will continue to promote signature value campaigns such as “Crazy Thursday” and “Buy More Save More on Sunday” for KFC and “Scream Wednesday” for Pizza Hut, which offer selected menu items at attractive prices, and have received positive consumer feedback. We believe our continued food innovation and value proposition are pivotal to enhancing our unit-level performance by driving order frequency and order ticket size.

Daypart opportunities. We believe there are significant daypart opportunities across our brands. For example, KFC has expanded its daypart offerings, including late night street food and afternoon tea, and Pizza Hut continued to drive sales from breakfast and business lunch.

Best in-store experience. We continuously look for ways to improve the guest experience. For example, we plan to continue to invest in refurbishing our restaurants. Our brands also look to improve efficiency to drive sales growth. For instance, we have simplified menus and fine-tuned our in-store self-service order devices. We are also expanding our delivery business through our proprietary smartphone applications and pre-order services. In addition, we are continuously investing in digital and automation to improve operating transparency and efficiency. For example, our smart order system enhances the customer experience by reducing wait times and providing real-time order status, and we also added robotic servers at one-third of our Pizza Hut restaurants, freeing up crews to serve customers. To further enhance the guest experience, we are also evaluating the possibility of adopting other digital initiatives in our restaurants and will continue to invest in this area, as discussed more fully below.

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

Digital. As of December 31, 2022, our loyalty programs had over 380 million members and over 130 million members for KFC and Pizza Hut, respectively. The programs have been effective in increasing order frequency and enhancing guest loyalty. Digital orders exceeded $8 billion and accounted for approximately 89% of KFC and Pizza Hut Company sales in 2022. Going forward, we will continue to leverage our powerful digital ecosystem to drive sales, improve the guest experience and increase operational efficiency. We plan to increase our investment in end-to-end digitalization, automation and artificial intelligence (“AI”), to more effectively connect online traffic with our offline assets. To improve our operational efficiency, we will focus on connecting our front-end, guest facing systems to back-end systems such as operations and supply chain.

Delivery. China is a world leader in the emerging online to offline, or O2O, market. This is where digital online ordering technologies interact with traditional brick and mortar retail to enhance the customer experience. We see considerable growth potential in the delivery market by aligning our proven restaurant operation capabilities with our delivery network that offers consumers the ability to order restaurant food anywhere. Delivery contributed approximately 39% of Company sales in 2022. Going forward, we will continue to optimize our delivery service by adopting innovative technologies, rolling out new delivery menu items and developing novel delivery service concepts, such as our dynamically adjusting delivery coverage for each store by daypart, taking into account the operating hours of nearby stores.

New retail. As part of our strategy to drive growth from off-premise occasions, our new retail products are designed to capture at-home consumption demand by leveraging our online and offline sales channels. We launched packaged foods such as steak, fried rice and pasta, so customers can enjoy these products any time they want. In 2022, we further broadened our offerings, adding some of our restaurant classics, such as our Egg Tart and Popcorn Chicken. We also developed our own retail brand, Shaofaner, which sells packaged foods through online and offline channels. We intend to continue to capture the opportunity with our capabilities in product innovation, supply chain and online and offline assets.

2022 Form 10-K

Strategically optimize our restaurant portfolio

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

We are also building a coffee portfolio to capture today’s underserved coffee market in China across different customer segments, including coffee products provided by KFC (“K-Coffee”), which offers convenience and value. In April 2020, we also partnered with Lavazza to explore and develop the Lavazza coffee concept in China to offer a premium and authentic Italian coffee experience in China. As of December 31, 2022, there were 85 Lavazza units in China, and we target to open 1,000 Lavazza stores in the next few years.

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

Operational Management

Restaurant Unit Management

Our restaurant management structure varies among our restaurant brands and restaurant size. Generally, each restaurant that we operate is overseen by a management team led by a restaurant general manager, or RGM, together with one or more assistant managers. RGMs are skilled and highly trained, with most having a college-level education. The performance of RGMs is regularly monitored and coached by senior operations leaders. Each restaurant brand issues detailed manuals, which may then be customized to meet local regulations and customs. These manuals set forth standards and requirements for all aspects of restaurant operations. The restaurant management team is responsible for the day-to-day operation of our restaurants and for ensuring compliance with operating standards. Each RGM is also responsible for handling guest complaints and emergency situations.

Franchise Restaurant Management

As of December 31, 2022, approximately 14% of our restaurants were franchise restaurants. Our franchise program is designed to promote consistency and quality, and we are selective in granting franchises. Franchisees supply capital initially by paying a franchise fee to us and by purchasing or leasing the land use rights, building, equipment, signs, seating, inventories and supplies; and, over the longer term, by reinvesting in the business through expansion. Franchisees contribute to our revenue through the payment of upfront franchise fees and on-going royalties based on a percentage of sales, and payments for other transactions with us, such as purchases of food and paper products, advertising services, delivery services and other services.

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

Expansion Management

We believe that there are significant opportunities to expand within China and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities. We expanded our restaurant count from 7,562 at the end of 2016 to 12,947 at the end of 2022, representing a compound annual growth rate (CAGR) of approximately 9%. We expect to expand our business through organic growth, growth of franchise units and development of our emerging brands.

2022 Form 10-K

Our expansion strategy has been systematically focused on high potential locations across city tiers, including entering new commercial areas within existing cities and new cities. Each potential restaurant site is assessed and evaluated individually based on its site potential, potential financial return and potential impact to nearby stores. We take into account factors such as economic and demographic conditions and prospects, consumption patterns, GDP per capita and population density of the local community, presence of activity centers such as shopping complexes, schools and residential areas that generate guest traffic, and the presence of other restaurants in the vicinity during our site selection process. We also consider the guest traffic and distance from the existing restaurants under the same brand to reduce sales transfer that may occur from existing restaurant units. As we are opening more smaller format stores and actively managing costs, the average capital spending for each new KFC and Pizza Hut restaurant unit in 2022 was approximately RMB1.3 to 2 million.

Supply Chain Management

The Company’s restaurants, including those operated by franchisees, are large purchasers of a number of food and paper products, equipment and other restaurant supplies. The principal items purchased include protein ingredients (including poultry, pork, beef and seafood), cheese, oil, flour, vegetables and paper and packaging materials. The Company has not experienced any significant, continuous shortages of supplies, and alternative sources for most of these products are generally available. Prices paid for supplies fluctuate from time to time. We control our raw material costs by entering into long-term bulk purchase agreements for our key food ingredients, fully utilizing all chicken parts, increasing local sourcing and developing long-term relationships with suppliers.

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

In addition, we operate a tailor-made, world-class logistics management system, which is capable of accommodating large scale, wide coverage and advanced information dissemination as well as fast store expansions. To further strengthen our supply chain network, the Company acquired land in 2022 and 2021 to build eight new logistics centers. The Company, along with multiple independently owned and operated distributors, utilizes 33 logistics centers to distribute supplies to Company-owned and franchised stores, as well as to third-party customers. In addition, the Company owns seasoning facilities for its Chinese dining business unit, which manufacture and sell seasoning products to Huang Ji Huang and Little Sheep franchisees. The Company’s supply chain strategy of working with multiple suppliers, as well as building a vast logistics network, allows for continuous supply of products in the event that supply from an individual supplier or logistics center becomes unfeasible.

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

We have established a team managing delivery services for our restaurants. We require all third-party delivery companies to sign and strictly implement a letter of commitment on the food safety and quality practice of delivery food, which stipulates clear requirements for regulatory compliance, staff management, catering, delivery facilities, equipment and strict management of third-party platforms.

2022 Form 10-K

Innovation and Digitalization

Our vision is to become the world’s most innovative pioneer in the restaurant industry. We are dedicated to adopting innovations in our business model and restaurant operations, which enables us to comprehensively reach our guests and provide superior products and services in a technology-driven and happy way, as vividly demonstrated by our slogan “Tasty food, great fun, pleasant presentation with substance.”

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

Dining Experience

Menu Innovations

Offering appealing, tasty and convenient food at great prices is our value proposition. We have a dedicated food innovation team primarily focusing on the development and innovation of new recipes and improvement of existing products. In 2022, we launched over 500 new and improved products across all of our restaurant brands. Leveraging our local know-how and the wealth of consumer taste preference data accumulated, we have become a pioneer in food innovation, pushing the boundaries of QSR and CDR dining in China.

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

Ordering

KFC rolled out mobile pre-ordering service on a nationwide basis in December 2016, which allows guests to order online and pick up in store. Pizza Hut launched table-side mobile ordering in 2018, which enables guests to order by scanning a QR code with their mobile phone. Now mobile ordering is a standard feature of our Super Apps including the KFC Super App and the Pizza Hut Super App. Guests can also order through our proprietary mini programs embedded in WeChat. In addition, in certain commercial districts, in-store kiosks provide guests with convenient and fast digital ordering options. We continuously enhance our Super Apps to address the needs of customers and improve their digital experience. For example, in 2022, we launched a smart order system to enhance the customer experience by reducing customer wait times and providing real-time order status. In 2022, digital orders accounted for approximately 89% of KFC and Pizza Hut Company sales.

Payment

As early as June 2015, we started to partner with Alipay on digital payment functionalities, making us among the first batch of restaurant chains in China to make mobile payment available to guests. We commenced mobile payment cooperation with WeChat Pay in 2016. Digital payments accounted for an increasing percentage of our Company sales, from 33% in 2016 to 99% in 2022. The increasing percentage indicates broad consumer preference for this feature and reflects our ability to harness the power of technology in our business model. Adoption of digital and mobile payment technologies not only provides a better customer experience by, among other things, reducing guest waiting time and saving guests from having to reach for their wallets or even cellphones, but also reduces staffing needed for cash management and reduces potential risks associated with cash management. In addition to the above business relationships with major third-party mobile payment providers, we developed and launched YUMC Pay in partnership with UnionPay in the first quarter of 2019.

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

2022 Form 10-K

Member engagement is fostered through our Super Apps and WeChat mini programs, as these form the primary platform for consumers to sign up for our membership programs. Additionally, we continue to monetize our membership base by introducing privilege membership subscription programs that increase frequency and spend at our brands. These monetization opportunities rely heavily on our ability to engage with our users through our Super Apps. As of December 31, 2022, KFC and Pizza Hut loyalty programs exceeded 410 million members combined. Member sales accounted for approximately 62% of system sales in 2022. We believe that creative and engaging interactions with our guests can help us enhance the guest experience and guest loyalty, which will ultimately lead to increased sales.

Delivery

We believe that food delivery is a significant growth driver in China. We were one of the first restaurant businesses in China to offer delivery services. As early as 2010, KFC established its own delivery platform and started to accept delivery orders placed on its mobile applications. Orders generated from our own delivery platforms for KFC and Pizza Hut contributed a significant portion of our delivery sales. Starting from 2015, we were also one of the first to partner with O2O aggregators to further generate delivery traffic. In addition to ordering through aggregators’ platforms, guests may also place delivery orders through the KFC and Pizza Hut Super Apps. The ability to generate orders from our own channels allows us to be well-positioned in commercial collaborations with aggregators, and manage costs and commissions in a more competitive manner.

We have established a team managing delivery services for our restaurants. We primarily use dedicated riders, who are managed by third-party delivery companies contracted with us, to deliver orders. These dedicated riders deliver orders exclusively for our stores, which help ensure rider availability during peak hours, delivery quality and timeliness. In 2019, Company sales through delivery accounted for approximately 21% of total Company sales, which further increased to approximately 30% for 2020, 32% in 2021 and 39% in 2022, partially driven by the increased delivery orders as a result of the COVID-19 pandemic.

Restaurant Format Innovation

To supplement our growth, we are focusing on developing new restaurant formats and upgrading existing restaurants. We have developed multiple restaurant formats to meet different guest needs. For example, our smaller store formats, with reduced store size combined with other cost reduction initiatives, enable us to penetrate further into lower-tier cities and expand more flexibly in higher-tier cities. In addition, we continuously look for ways to improve the guest experience. We continue to refresh the look of our restaurants and remodel with the latest technology, equipment and infrastructure to improve the dining experience. Approximately 73% of KFC restaurant units and 87% of Pizza Hut restaurant units as of December 31, 2022 were remodeled or built in the past five years. Our brands also look to improve efficiency to drive sales growth. For example, we have simplified our menu items and fine-tuned our in-store self-service order kiosks.

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

Doing Business in China

Risks Related to Doing Business in China

Substantially all of our business operations are located in China. Accordingly, we face various legal and operational risks and uncertainties under the complex and evolving PRC laws and regulations, including the following:

•
Changes in Chinese political policies and economic and social policies or conditions may materially and adversely affect our business, results of operations and financial condition and may result in our inability to sustain our growth and expansion strategies.

2022 Form 10-K

•
Uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations could have a material adverse effect on us.
•
The audit report included in this Form 10-K is prepared by auditors who are located in China, and in the event the Public Company Accounting Oversight Board is unable to inspect our auditors, our common stock will be subject to potential delisting from the New York Stock Exchange.
•
Changes in political, business, economic and trade relations between the United States and China may have a material adverse impact on our business, results of operations and financial condition.
•
Fluctuation in the value of RMB may result in foreign currency exchange losses.
•
The increasing focus on environmental sustainability issues may create operational challenges for us, increase our costs and harm our reputation.
•
Interventions in or the imposition of restrictions and limitations by the PRC government on currency conversion and payments of foreign currency and RMB out of mainland China may limit our ability to utilize our cash balances effectively, including making funds held by our China-based subsidiaries unavailable for use outside of mainland China, which could limit or eliminate our ability to pay dividends and affect the value of your investment.
•
Changes in the laws and regulations of China or noncompliance with applicable laws and regulations may have a significant impact on our business, results of operations and financial condition, and may cause the value of our securities to decline.
•
We rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiaries in China to fund offshore cash requirements.
•
Under the EIT Law, if we are classified as a China resident enterprise for Chinese enterprise income tax purposes, such classification would likely result in unfavorable tax consequences to us and our non-Chinese stockholders.
•
We and our stockholders face uncertainty with respect to indirect transfers of equity interests in China resident enterprises through transfer of non-Chinese-holding companies. Enhanced scrutiny by the Chinese tax authorities may have a negative impact on potential acquisitions and dispositions we may pursue in the future.
•
There may be difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.
•
The Chinese government may determine that the variable interest entity structure of Daojia does not comply with Chinese laws on foreign investment in restricted industries.
•
Certain defects caused by non-registration of our lease agreements related to certain properties occupied by us in China may materially and adversely affect our ability to use such properties.
•
Our restaurants are susceptible to risks in relation to unexpected land acquisitions, building closures or demolitions.
•
Any failure to comply with Chinese regulations regarding our employee equity incentive plans may subject Chinese plan participants or us to fines and other legal or administrative sanctions.
•
Failure to make adequate contributions to various employee benefit plans as required by Chinese regulations may subject us to penalties.
•
Proceedings instituted by the Securities and Exchange Commission (the “SEC”) against certain China-based accounting firms, including our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Exchange Act.
•
Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us from making loans or additional capital contributions to our Chinese subsidiaries, which may materially and adversely affect our liquidity and our ability to fund and expand our business.
•
Regulations regarding acquisitions may impose significant regulatory approval and review requirements, which could make it more difficult for us to pursue growth through acquisitions.
•
The PRC government has significant oversight and discretion to exert control over offerings of our securities conducted outside of China and foreign investment in China-based issuers, and may limit or completely hinder our ability to offer securities to investors, which may cause the value of such securities to significantly decline.

2022 Form 10-K

These risks could result in a material adverse change in our operations and the value of our shares, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause the value of such securities to significantly decline or become worthless. For a detailed description of risks related to doing business in China, refer to “Item 1A. Risk Factors—Risks Related to Doing Business in China.” For more information regarding the effect of government regulations on the Company, including PRC regulations, refer to “—Government Regulation.” For more information regarding the Company’s cash flows into and out of China, refer to “—Cash Flows.”

Cash Flows

Yum China is a Delaware holding company conducting substantially all of its operations in China through its China subsidiaries. Yum China derives substantially all of its revenue through its operations in China, and Yum China indirectly owns, and receives dividends from, its China subsidiaries. In addition, the Company has also generated cash from its global offering in September 2020.

For the year ended December 31, 2022, the Company’s China subsidiaries distributed approximately $453 million in dividends to the Company’s Hong Kong-incorporated holding companies. Dividends paid by China subsidiaries to their direct offshore parent companies are subject to Chinese withholding income tax at the rate of 10%, but Hong Kong has a tax arrangement with mainland China that provides for a 5% withholding tax on dividends upon meeting certain conditions and requirements. Once distributed outside of mainland China, the funds are freely transferrable. For the year ended December 31, 2022, the Company’s Hong Kong subsidiaries did not distribute dividends to the Company’s Delaware holding company.

In 2022, Yum China paid cash dividends to stockholders totaling $202 million and repurchased $466 million of its common stock. The source of funds for these dividends and repurchases was cash on hand held outside of mainland China. These dividends to stockholders and repurchases generally had no tax consequence to the Company, but may be taxable (including by way of withholding) to its stockholders. In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law in the U.S. The IRA contains certain tax measures, including an excise tax of 1% on net share repurchases that occur after December 31, 2022. For more information on our dividends and share repurchases, see the Consolidated Statements of Cash Flows and Note 16 to the Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

In addition, Yum China makes investments in its China subsidiaries through capital contributions to further support their operational and growth needs. In 2021, one of Yum China’s subsidiaries, which was incorporated in Hong Kong, made capital contributions to its subsidiaries in China totaling approximately $95 million. No such capital contributions were made in 2022. Cash may also be transferred among the Company’s China subsidiaries and their offshore holding companies by means of intercompany loans. No such intercompany loans were made in 2021 and 2022.

For more information regarding the Company’s cash flows, see our Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020 and the related notes to our Consolidated Financial Statements.

Cash Management Policies

The Company has comprehensive cash management policies in place, including specific policies governing approvals with respect to fund transfers throughout our organization.

Our board of directors and the audit committee oversee the Company’s major financial risk exposures. The Company maintains an authorization policy on cash management, setting forth the scope of authority for certain treasury matters that are delegated by the board of directors to management. Under this policy, certain treasury matters, such as intercompany loans, short-term and long-term investments and dividends distributed from the Company’s subsidiaries to the holding company, are clearly defined, with the level of approval required for each matter specifically identified.

Our management regularly monitors the liquidity position, funding requirements and investment returns in different jurisdictions of our subsidiaries, and takes into consideration regulatory requirements in the jurisdictions in which the Company has subsidiaries or operations. When funding is required, all necessary approvals are obtained from Company management and relevant governmental authorities, including China’s State Administration of Foreign Exchange.

In addition, our ability to declare and pay any dividends on our stock may be restricted by earnings available for distribution under applicable Chinese laws. See “—Government Regulation—Regulations Relating to Dividend Distribution” for more information.

2022 Form 10-K

Government Regulation

The Company is subject to various laws affecting its business, including the following:

•
Each of our restaurants in China is required to obtain (1) the relevant food business license; (2) the environmental protection assessment and inspection registration or approval; and (3) the fire safety inspection acceptance approval or other alternatives. Some of our restaurants which sell alcoholic beverages are required to make further registrations or obtain additional approvals, as described under the heading “Risk Factors—Risks Related to Doing Business in China—We require various approvals, licenses and permits to operate our business and the loss of or failure to obtain or renew any or all of these approvals, licenses and permits could adversely affect our business and results of operations;”
•
Cash transfers from the Company’s PRC subsidiaries to its subsidiaries outside of China are subject to PRC government control of currency conversion. Shortages in the availability of foreign currency may restrict the ability of the PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to the Company, or otherwise satisfy their foreign currency-denominated obligations. See “—Regulations Relating to Dividend Distribution” and “—Regulations Relating to Taxation” for more information;
•
We are subject to Chinese regulations on loans to and direct investment in Chinese entities by offshore holding companies. Thus, loans by us to our wholly-owned Chinese subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterparts of the State Administration of Foreign Exchange (“SAFE”). If we decide to finance our wholly-owned Chinese subsidiaries by means of capital contributions, in practice, we might be still required to obtain approval from China’s Ministry of Commerce (“MOFCOM”) or its local counterparts. See “Risk Factors—Risks Related to Doing Business in China—Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us from making loans or additional capital contributions to our Chinese subsidiaries, which may materially and adversely affect our liquidity and our ability to fund and expand our business” for more information;
•
We are subject to regulations relating to certain investments and acquisitions relating to businesses in China, including under the PRC Anti-monopoly Law and the Provisions of the Ministry of Commerce on M&A of a Domestic Enterprise by Foreign Investors jointly adopted by six PRC regulatory agencies, including MOFCOM, the State-Owned Assets Supervision and Administration Commission, the Chinese State Taxation Administration (“STA”), the State Administration for Industry and Commerce of the People’s Republic of China, the China Securities Regulatory Commission (“CSRC”) and SAFE. See “Risk Factors—Risks Related to Doing Business in China—Regulations regarding acquisitions may impose significant regulatory approval and review requirements, which could make it more difficult for us to pursue growth through acquisitions” for more information;
•
We are subject to cybersecurity regulations, including those enforced by the Cyberspace Administration of China (“CAC”) including the PRC Cybersecurity Law, which imposes tightened requirements on data privacy and cybersecurity practices, the PRC Data Security Law, which imposes data security and privacy obligations on entities and individuals carrying out data activities (including activities outside of the PRC), requires a national security review of data activities that may affect national security, and imposes restrictions on data transmissions, the PRC Personal Information Protection Law, which sets out the regulatory framework for handling and protection of personal information and transmission of personal information, among others. See “Risk Factors—Risks Related to Our Business and Industry—Unauthorized access to, or improper use, disclosure, theft or destruction of, our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf could result in substantial costs, expose us to litigation and damage our reputation;” and

2022 Form 10-K

•
We may be subject to regulations relating to overseas securities offering and listing of China-based companies, including pursuant to the Opinions on Intensifying Crack Down on Illegal Securities Activities issued by the PRC government authorities, which called for enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies, and proposed measures such as the construction of regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies; the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies and the supporting guidelines issued by the CSRC, which regulate overseas securities offering and listing activities by China-based companies; the draft Regulations on Network Data Security Management issued by the CAC, which requires, among other things, that a prior cybersecurity review be conducted by the Cybersecurity Review Office before listing overseas for data processors which process over one million users’ personal information, and for the listing in Hong Kong of data processors which affect or may affect national security; the Revised Cybersecurity Review Measures, jointly issued by the National Development and Reform Commission, the Ministry of Industry and Information Technology of the PRC, and several other administrations, which require, among other things, that a network platform operator holding over one million users’ personal information must apply with the Cybersecurity Review Office for a cybersecurity review before any public offering or listing outside of mainland PRC and Hong Kong. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—The PRC government has significant oversight and discretion to exert control over offerings of our securities conducted outside of China and foreign investment in China-based issuers, and may limit or completely hinder our ability to offer securities to investors, which may cause the value of such securities to significantly decline.”

The Company is also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment, as well as anti-bribery and corruption laws. Compliance with applicable laws and regulations has not had a material effect on the Company’s capital expenditures, earnings and competitive position. The Company has not historically been materially and adversely affected by such requirements or by any difficulty, delay or failure to obtain required approvals, licenses, permits, registrations or filings and has obtained all material required approvals. As of the date of this Form 10-K, no material permissions have been denied to us by relevant government authorities in China, and we have not received any inquiry, notice, warning, or sanctions regarding our business operations and corporate structure from the CSRC, CAC or any other PRC governmental agency that would have a material impact on our business, results of operations or financial condition. However, we cannot predict the effect that the compliance with laws and regulations may have on our capital expenditures, earnings and competitive position in the future, or how we may be affected if we do not receive or maintain any required permissions or approvals, inadvertently conclude that such permissions or approvals are not required, or if applicable laws, regulations or interpretations change and we are required to obtain additional permissions or approvals in the future. If (i) we have inadvertently concluded that such permissions, approvals, licenses or permits have been acquired or are not required, or (ii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions, approvals, licenses or permits in the future, then we may have to expend time and costs to procure them. If we are unable to do so on commercially reasonable terms or in a timely manner, it could cause significant disruption to our business operations and damage our reputation, which would in turn have a material adverse effect on our business, results of operations and financial condition. See “Item 1A. Risk Factors” for a discussion of additional risks relating to federal, state, provincial, local and international governmental regulation of our business.

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

2022 Form 10-K

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

Value-Added Tax and Local Surcharges. Effective on May 1, 2016, a 6% value-added tax (“VAT”) on output replaced the 5% business tax (“BT”) that has historically been applied to certain restaurant sales under the China Provisional Regulations on Business Tax. Pursuant to Circular Caishui [2016] No. 36 jointly issued by the Ministry of Finance and the Chinese State Taxation Administration (“STA”), beginning May 1, 2016, any entity engaged in the provision of catering services in China is generally required to pay VAT at the rate of 6% on revenues generated from the provision of such services, less any creditable VAT already paid or borne by such entity upon purchase of materials and services. Our new retail business is generally subject to VAT rates at 9% or 13%. The latest VAT rates imposed on our purchase of materials and services included 13%, 9% and 6%, which were gradually changed from 17%, 13%, 11% and 6% since 2017. These rate changes impact our input VAT on all materials and certain services, primarily construction, transportation and leasing. However, the impact on our operating results is not expected to be significant. Local surcharges generally ranging from 7% to 13%, varying with the location of the relevant China subsidiary, are imposed on the amount of VAT payable.

Repatriation of Dividends from Our China Subsidiaries. Dividends (if any) paid by our China subsidiaries to their direct offshore parent companies are subject to Chinese withholding income tax at the rate of 10%, provided that such dividends are not effectively connected with any establishment or place of the offshore parent company in China. The 10% withholding income tax rate may be reduced or exempted pursuant to the provisions of any applicable tax treaties or tax arrangements. Hong Kong has a tax arrangement with mainland China that provides for a 5% withholding tax on dividends upon meeting certain conditions and requirements, including, among others, that the Hong Kong resident enterprise directly owns at least 25% equity interests of the Chinese enterprise and is a “beneficial owner” of the dividends. We believe that our principal Hong Kong subsidiary, which is the equity holder of our Chinese subsidiaries operating substantially all of our KFC and Pizza Hut restaurants, met the relevant requirements pursuant to the tax arrangement between mainland China and Hong Kong in 2018 and is expected to meet the requirements in subsequent years, thus, it is more likely than not that our dividends or earnings expected to be repatriated to this principal Hong Kong subsidiary since 2018 are subject to the reduced withholding tax of 5%. However, if the Hong Kong subsidiary is not considered to be the “beneficial owner” of the dividends by the Chinese local tax authority, the withholding tax rate on dividends paid to it by our Chinese subsidiaries would be subject to a withholding tax rate of 10% with retrospective effect, which would increase our tax liability and reduce the amount of cash available to the Company. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—We rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiaries in China to fund offshore cash requirements.”

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

2022 Form 10-K

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

2022 Form 10-K

Inflation Reduction Act of 2022 (the “IRA”). In August 2022, the IRA was signed into law in the U.S. The IRA contains certain tax measures, including a Corporate Alternative Minimum Tax (“CAMT”) of 15% on certain large corporations and an excise tax of 1% on net share repurchases that occur after December 31, 2022. On December 27, 2022, the U.S. Treasury Department and the IRS released Notice 2023-7, announcing their intention to issue proposed regulations addressing the application of the new CAMT. Notice 2023-7 also provides interim guidance regarding certain CAMT issues and states that the U.S. Treasury Department and the IRS plan to issue additional interim guidance addressing other issues before publishing proposed regulations.

Hong Kong Profits Tax. Our subsidiaries incorporated in Hong Kong are generally subject to Hong Kong profits tax at a rate of 16.5%. For the years 2018 and onwards, the first HK$2 million of profits generated by one entity incorporated in Hong Kong is taxed at a rate of 8.25%, while the remaining profits will continue to be taxed at the 16.5% tax rate. In December 2022, a refined Foreign Sourced Income Exemption (“FSIE”) regime was published in Hong Kong and will take effect from January 1, 2023. Under the new FSIE regime, certain foreign soured income would be deemed as being sourced from Hong Kong and chargeable to Hong Kong Profits Tax, if the recipient entity fails to meet the prescribed exception requirements. Certain dividends, interests and disposal gains, if any, received by us and our Hong Kong subsidiaries may be subject to the new tax regime.

See “Item 1A. Risk Factors” for a discussion of risks relating to federal, state, local and international regulation relating to taxation of our business.

Holding Foreign Companies Accountable Act

On December 2, 2021, the SEC adopted rules (the “Final Rules”) to implement the Holding Foreign Companies Accountable Act (the “HFCAA”), which became law on December 18, 2020. The HFCAA requires the SEC to prohibit the securities of any “covered issuer” from being traded on any of the U.S. securities exchanges, including the New York Stock Exchange, or traded “over-the-counter,” if the auditor of the covered issuer’s financial statements is not subject to Public Company Accounting Oversight Board (“PCAOB”) inspection for three consecutive years, beginning in 2021. The Consolidated Appropriations Act, 2023, which became law on December 29, 2022, reduced the number of consecutive non-inspection years required to trigger the trading prohibition under the HFCAA from three years to two.

On December 16, 2021, the PCAOB issued a report on its determination that it was unable to inspect or investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong because of positions taken by Chinese authorities in those jurisdictions. Our independent registered public accounting firm, KPMG Huazhen LLP, was subject to the determinations announced by the PCAOB on December 16, 2021.

The HFCAA includes requirements for the SEC to identify issuers who file annual reports with audit reports issued by independent registered public accounting firms located in foreign jurisdictions that the PCAOB is unable to inspect or investigate completely because of a position taken by a non-U.S. authority in the accounting firm’s jurisdiction (“Commission-Identified Issuers”). On March 30, 2022, as expected following its adoption of the Final Rules, the SEC added Yum China to its conclusive list of Commission-Identified Issuers. The Final Rules require each Commission-Identified Issuer to submit documentation to the SEC annually on or before its annual report due date that establishes that it is not owned or controlled by a government entity in its public accounting firm’s foreign jurisdiction. The SEC will impose an initial trading prohibition on an issuer as soon as practicable after it has been conclusively identified as a Commission-Identified Issuer for two consecutive years.

On August 26, 2022, the PCAOB announced that it signed a Statement of Protocol with the CSRC and the Ministry of Finance, which it described as the first step toward opening access for the PCAOB to inspect and investigate completely registered public accounting firms in mainland China and Hong Kong. On December 15, 2022, the PCAOB vacated its 2021 determination that the positions taken by authorities in mainland China and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions.

In view of the PCAOB’s decision to vacate its 2021 determination and until such time as the PCAOB issues any new adverse determination, the SEC has stated that there are no issuers at risk of having their securities subject to a trading prohibition under the HFCAA. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong is subject to uncertainty and depends on a number of factors out of our control. If the PCAOB again becomes unable to conduct a full inspection of our independent registered public accounting firm’s audit documentation related to their audit reports, then our common stock will again be subject to potential delisting from the New York Stock Exchange.

2022 Form 10-K

For more information regarding the risks to the Company from the HFCAA, please see “Item 1A. Risk Factors—Risks Related to Doing Business in China—The audit report included in this Form 10-K is prepared by auditors who are located in China, and in the event the PCAOB is unable to inspect our auditors, our common stock will be subject to potential delisting from the New York Stock Exchange.”

Intellectual Property

Our use of certain material trademarks and service marks is governed by a master license agreement between Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company, and Yum! Brands Inc. (“YUM”), through YRI China Franchising LLC, a subsidiary of YUM, effective from January 1, 2020 and previously through Yum! Restaurants Asia Pte. Ltd., another subsidiary of YUM, from October 31, 2016 to December 31, 2019. Pursuant to the master license agreement, we are the exclusive licensee of the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the PRC, excluding Hong Kong, Macau and Taiwan. The term of the license is 50 years from October 31, 2016 for the KFC and Pizza Hut brands and, subject to achieving certain agreed-upon milestones, 50 years from April 15, 2022 for the Taco Bell brand, with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to us being in “good standing” and unless we give notice of our intent not to renew. In exchange, we pay a license fee to YUM equal to 3% of net system sales of the licensed brands. We have also agreed generally not to compete with YUM. In addition, we were granted a right of first refusal to develop and franchise in the PRC certain restaurant concepts that YUM may develop or acquire. On April 15, 2022, the Company and YUM, through their respective subsidiaries, entered into an amendment to the master license agreement to amend the development milestones for the Taco Bell brand. We have satisfied the measurement condition for the end of 2022, and we are committed to expanding the Taco Bell store network to at least 225 stores by the end of 2025. Subject to achieving these milestones, the Company will have the exclusive right to operate and sublicense the Taco Bell brand in China for 50 years.

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

Competition

Data from the National Bureau of Statistics of China indicates that sales in the consumer food service market in China totaled approximately $655 billion in 2022. Industry conditions vary by region, with local Chinese restaurants and western chains present, but we possess the largest market share (as measured by system sales). While branded QSR units per million population in China are well below that of the United States, competition in China is increasing. We compete with respect to food taste, quality, value, service, convenience, restaurant location and concept, including delivery and shared kitchens. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and disposable income. We compete not only for consumers but also for management and hourly personnel and suitable restaurant sites. KFC’s competitors in China are primarily western QSR brands such as McDonald’s, Dicos and Burger King, and to a lesser extent, domestic QSR brands in China. Pizza Hut primarily competes with western CDR brands, including Domino’s and Papa John’s, as well as other domestic CDR brands in China.

Seasonality

Due to the nature of our operations, we typically generate higher sales during Chinese festivities, holiday seasons as well as summer months, but relatively lower sales and lower operating profit during the second and fourth quarters.

Human Capital Management

As of December 31, 2022, the Company had more than 400,000 employees, including approximately 145,000 full-time employees and approximately 261,000 part-time restaurant crew members. Our full-time employees primarily included 34,000 restaurant management team members and 103,000 restaurant crew members.

2022 Form 10-K

Our board of directors provides oversight on certain human capital matters, including inclusion and diversity, management succession planning, and our employee rewards and benefits program. Under the board’s oversight, the Company regularly conducts a people planning review to attract, retain and develop a workforce that aligns with our values and strategies.

Culture and People Philosophy

The Company is committed to the “People First” philosophy by implementing our principle of “Fair, Care, Pride.” In 2022, we released our Human Rights Policy, highlighting our commitment to create a workplace and a community that respect and protect human rights, which includes providing a discrimination-free and harassment-free workplace, ensuring fair compensation, creating a safe and healthy working environment, encouraging a diverse and inclusive culture, equipping employees with future employability, respecting employees’ freedom of association, prohibiting child labor and forced labor and engaging with the communities we serve and our stakeholders. Our Human Rights Policy is consistent with Yum China’s Code of Conduct.

The Company endorses the Universal Declaration of Human Rights adopted by the United Nations and international human rights conventions, including the International Labor Organization Declaration on Fundamental Principles and Rights at Work. We proactively identify, prevent and mitigate human rights risks in the Company and throughout the value chain. The Company implements whistleblower policies to detect and deter violations of employees’ rights, and investigates, addresses and responds to concerns raised by employees and takes appropriate corrective actions.

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

Gender Equality

The Company is committed to gender equality by providing fair recruitment, training and promotion opportunities for all employees. By the end of 2022, our female employees represented more than 50% of the total workforce. The Company continues to make progress in nurturing talented leaders across all management levels. By the end of 2022, women holding director and above positions represented 53% of our senior management workforce. In 2023, the Company was named to the Bloomberg Gender Equality Index for the fifth consecutive year.

Barrier-free and Inclusive Workplace for People with Disabilities

The Company strives to create a barrier-free and inclusive workplace for people with disabilities. The Company piloted the first “Angel Restaurant” in 2012, using modified equipment and operational processes, and provides training to assist “angel employees” – those with special needs – to perform a full range of jobs. By the end of 2022, we had opened 30 Angel Restaurants in 27 cities, providing jobs for nearly 200 people with special needs.

Training and Development

The Company values the growth of employees and continuously nurtures top talent through a systematic training system. Every employee is required to formulate a specific development goal to improve their competencies in addition to completing the key objectives of the role. We prepare employees not just for fulfilling current job requirements, but also for more challenging expanded job responsibilities in the future. In 2022, the number of total training hours totaled around 9 million.

Building Talent Pipeline

The Company is well-known for its career development path – the “Bench Planning” – which enables most operation leaders to grow from within. Two signature programs – the KFC Business School and the Pizza Hut Management Institute - provide systematic training and development opportunities. A new college graduate can advance to RGMs in less than two years by participating in these programs and acquiring the operational, financial and managerial knowledge required for operating a restaurant. In the long run, the programs lay a solid foundation for their future success.

2022 Form 10-K

The Company offers a tailored and fast-tracked YUMC Management Trainee Program for fresh graduate trainees in its marketing and supply chain functions. Through job rotations and targeted trainings, they are offered an opportunity to gain a thorough understanding of the business and build a foundation for becoming industry-leading professionals.

Digitally-powered Training Platform

Our training programs have tapped into the digitalization trends through the mobile learning platform, with the goal of equipping employees with the knowledge and skills necessary in the digital era and enabling their sustainable career development. The employees can easily access these training programs, even during the pandemic when face-to-face training may not be available.

Continuing Education Program

The Company sponsors a continuing education program to help employees obtain college degrees. By the end of 2022, around 5,000 employees were granted subsidies and achieved higher education degrees through our continuing education program. In addition, the Company also provides scholarships for eligible employees to achieve postgraduate degrees.

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

The Company has launched equity incentive schemes such as CEO Awards and RGM Restricted Stock Units (RSUs). The scheme is part of Yum China’s long-standing commitment to its RGM No. 1 corporate culture. The Company believes that its RGMs serve as the most important leaders and are key contributors to its long-term success. In 2016, Yum China announced a grant of RSUs valued at $2,000 to each qualified RGM. As of the end of 2022, this program has allowed more than 12,500 RGMs to become stockholders of Yum China. In addition, the Company granted RSUs valued at $3,000 to all eligible RGMs starting in February 2021, covering approximately 4,000 RGMs. The turnover rate of RGMs was around 9% in 2022.

Recognizing the tremendous effort of our employees especially in navigating the COVID-19 pandemic, the Company has established the Yum China Employee Mutual Aid Fund to offer financial assistance to employees in need. Fully financed by the Company, the RMB 10 million fund will provide monetary support to employees in the event of emergencies, critical illness or financial difficulties. The fund adds to the Company’s well-recognized employee care program, including the RMB 1 million medical insurance coverage for each RGM, family care scheme for restaurant management teams, and critical illness insurance for service team leaders.

For office staff, the Company operates its flexible benefit platform, covering more than 6,000 employees. The platform allows employees to select benefits based on their individual needs, including family medical insurance, medical examination and recreational activities. Both office staff and RGMs are covered by the Company’s housing subsidy scheme.

Health and Safety

Protecting the health and safety of employees is the Company's top priority. Leveraging the Yum China Occupational Health and Safety (“OH&S”) Management System, we provide necessary education, training, equipment and resources to help ensure that our employees, customers and partners fully understand and comply with relevant regulations, policies and procedures. We have also clearly defined the structure and accountability for the effective management of OH&S in Yum China. The Company regularly inspects and upgrades employees’ protective equipment, carries out workplace safety reviews, and trains all employees on operational procedures and safety precautions.

In addition, Yum China’s Employee Assistance Program (“EAP”) continues to provide professional counseling and educational sessions to promote employees’ physical and mental health. For example, by leveraging the EAP program, the Company was able to offer stress management tips to employees when they underwent quarantine during the pandemic.

2022 Form 10-K

Engagement and Wellbeing

The Top Employers Institute has certified the Company as a Top Employer China for the fifth consecutive year. Yum China’s 2023 Top Employer China ranking is the best in the restaurant industry in China.

The Company maintains multiple communication channels with employees, including organizational forums such as RGM Convention and Founders’ Day. The Company also ensures effective communication of business strategies and corporate messages through various digital platforms such as corporate WeChat, Apps and intranet portals.

Environmental Matters

We strive to reduce the environmental impact of our business activities by incorporating sustainability into the daily operations of our restaurants, as well as focusing our efforts on climate action, circular economy and supply chain environmental impact.

Climate Action

Our commitment to enhance climate action tops the list of our environmental sustainability priorities. We are committed to reaching net-zero value chain GHG emissions by 2050, and have set near-term science-based targets (SBTs) by 2035.

Our near-term SBTs are:

•
Reduce absolute Scope 1 and 2 GHG emissions 63% by 2035 from a 2020 base year.
•
Reduce Scope 3 GHG emissions from purchased goods 66.3% per ton of goods purchased by 2035 from a 2020 base year.

We have developed a 1.5°C-aligned decarbonization strategy and roadmap, focusing on energy efficiency improvement, renewable energy investment and supplier engagement. We identified and assessed climate-related risks and opportunities in our operations and value chain in line with the recommendations of the Task Force on Climate-Related Financial Disclosure (“TCFD”), and released our first TCFD report in 2022. In 2022, we also participated in the CDP Questionnaire for the second year.

Circular Economy

Food Loss and Waste

We are working toward the goal of a 10% reduction of our food waste per restaurant by 2030, as compared to a 2020 baseline, by exploring innovative initiatives for food loss reduction across different stages of the value chain. For example, we use AI/IoT technology to improve sales forecasting accuracy and inventory management, increase the proportion of cold chain transportation and use smaller fryers to avoid excessive cooking. We continue to promote and extend our food bank project by establishing pick-up stations at more restaurants under more brands, providing surplus food for free to residents in need. We also strive to explore solutions to recycle and reuse waste, such as recycling used cooking oil as resources in the Company’s value chain through collaboration with various stakeholders.

Sustainable Packaging

We continue to reduce packaging and waste through design optimization, material replacement, and innovative application methods. We are committed to ensuring that 100% of customer facing, plastic-based packaging is recyclable. We are working toward our target of a 30% reduction of non-degradable plastic packaging weight by 2025, as compared to a 2019 baseline.

Supply Chain Environmental Impact

Building a sustainable supply chain is a key component of our sustainability strategy. We have set an ambitious goal to achieve a zero-deforestation supply chain. By continuously strengthening traceability in the upstream supply chain, we strive to source in a sustainable way, including our goal of sourcing 100% RSPO-certified palm oil, as well as 100% FSC-certified paper packaging by 2025.

2022 Form 10-K

Nutrition

We advocate a balanced diet and healthy eating habits through product innovation, variety in offerings, industry communication, public education and other relevant measures. We have increased the offering of grains, fruits, vegetables and beans in our menus to promote balanced food choices. We have collaborated with scientific institutions to promote dietary health for 15 years. Chinese Nutrition Society - Yum China Dietary Health Foundation has now become one of the largest and most influential special research foundations in China in the field of health and nutrition. We also cooperate with the China Foundation for Rural Development to encourage public donations to improve child nutrition in rural areas.

Information about our Executive Officers

The executive officers of the Company as of February 28, 2023, and their ages and current positions as of that date, are as follows:

Name	Age	Title
Joey Wat	51	Chief Executive Officer
Andy Yeung	50	Chief Financial Officer
Warton Wang	48	General Manager, KFC
Jeff Kuai	42	General Manager, Pizza Hut
Duoduo (Howard) Huang	50	Chief Supply Chain Officer
Johnson Huang	60	Chief Customer Officer
Leila Zhang	54	Chief Technology Officer
Joseph Chan	54	Chief Legal Officer
Aiken Yuen	63	Chief People Officer
Xueling Lu	49	Controller and Principal Accounting Officer

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

Warton Wang has served as the General Manager, KFC since May 2022. Mr. Wang served as our Chief Development Officer from July 2020 to June 2022. Mr. Wang joined KFC as an operations management trainee in 1998. He was promoted to Market Manager of KFC in 2007 and was appointed as a Regional Vice President, KFC Field Operations in 2015.

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

2022 Form 10-K

Duoduo (Howard) Huang has served as our Chief Supply Chain Officer since November 2021. Mr. Huang served as Vice President, Pizza Hut Regional Operations, from June 2018 to November 2021. Before transferring to Pizza Hut, Mr. Huang held various leadership positions in KFC, including as General Manager of Nanjing and Wuxi markets. Mr. Huang joined Yum! Restaurants China in 1995.

Johnson Huang has served as our Chief Customer Officer since May 2022. Mr. Huang served as the General Manager, KFC from February 2017 to April 2022. He served as our Chief Information and Marketing Support Officer from October 2016 to February 2017, a position he held at Yum! Restaurants China from September 2014 to October 2016. Mr. Huang joined YUM in 2006 to lead the information technology department in China. He served as vice president of information technology from September 2008 to January 2013 and Chief Information Officer from January 2013 to September 2014. Mr. Huang has been the key architect of Yum! Restaurants China’s digital strategy and information technology roadmap in China. Prior to joining YUM, Mr. Huang held various information technology and business leadership positions with Capgemini Asia Pacific Pte, Ltd. in Taiwan and the greater China region.

Leila Zhang has served as our Chief Technology Officer since March 2018. Ms. Zhang served as Vice President, Information Technology from October 2016 to March 2018, a position she held at Yum! Restaurants China from 2014 to October 2016. Ms. Zhang joined YUM in 1996, held various positions in the information technology department, and began leading the department in February 2017. Prior to joining YUM, Ms. Zhang was an engineer with Inventec Electronics (Shanghai) from 1992 to 1996.

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

Aiken Yuen has served as our Chief People Officer since March 2018. Mr. Yuen served as Vice President, Human Resources of Yum China from October 2016 to February 2018, a position he held at Yum! Restaurants China from March 2012 to October 2016. Mr. Yuen joined YUM in 2008 as the Talent Management and Development Director. Prior to joining YUM, Mr. Yuen served in senior HR management positions at American International Group (“AIG”) in Hong Kong from 1998 to 2008. His last position at AIG was Vice President, Human Resources of AIA, AIG’s life insurance business unit for South East Asia. He was responsible for overall human resources strategy formulation and execution for AIA’s Head Office in Hong Kong and its operations in six Asian countries. Before that, he was the Senior Manager of Training and Development with Standard Chartered Bank from 1996 to 1998 and Manager of Management Training with HSBC from 1994 to 1996.

Xueling Lu has served as our Controller and Principal Accounting Officer since January 2018. Ms. Lu previously served as Senior Director, Finance of Yum China, a position she held since she joined the Company in November 2016. Prior to joining the Company, Ms. Lu was the Asia Pacific Controller of Lear Corporation from 2013 to 2016. Before joining Lear Corporation, Ms. Lu spent 10 years in public accounting with Ernst & Young, specializing in audits and initial public offerings of companies listed in the U.S., SEC reporting and Sarbanes-Oxley compliance. Ms. Lu is a certified public accountant in California and a member of the American Institute of Certified Public Accountants.

2022 Form 10-K

Enforceability

Our executive officers, including our Chief Executive Officer and Chief Financial Officer, and a majority of our directors reside within mainland China and/or Hong Kong or spend significant amounts of time in mainland China and/or Hong Kong. As a result, it may not be possible to effect service of process upon these persons, to obtain information from such persons necessary for investigations or lawsuits, or to bring lawsuits or enforcement actions or enforce judgments against such persons. For more information, see “Item 1A. Risk Factors—Risks Related to Doing Business in China—There may be difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.”

Our History

Yum China was incorporated in Delaware on April 1, 2016. The Company separated from YUM on October 31, 2016 (the “separation”), becoming an independent, publicly traded company as a result of a pro rata distribution (the “distribution”) of all outstanding shares of Yum China common stock to shareholders of YUM. On October 31, 2016, YUM’s shareholders of record as of 5:00 p.m. Eastern Time on October 19, 2016 received one share of Yum China common stock for every one share of YUM common stock held as of the record date. Common stock of Yum China began trading “regular way” under the ticker symbol “YUMC” on the New York Stock Exchange (“NYSE”) on November 1, 2016. On September 10, 2020, the Company completed its secondary listing on the Main Board of the Hong Kong Stock Exchange (“HKEX”) under the stock code “9987,” in connection with a global offering (the “Global Offering”) of shares of its common stock. On October 24, 2022, the Company’s voluntary conversion of its secondary listing status to a primary listing status on the HKEX became effective and the Company became a dual primary listed company on the NYSE and HKEX. On the same day, the Company’s shares of common stock traded on the HKEX were included in the Shanghai-Hong Kong Stock Connect and Shenzhen-Hong Kong Stock Connect.

Available Information

For important news and information regarding Yum China, including our filings with the SEC and the HKEX, visit Yum China’s Investor Relations website at http://ir.yumchina.com. Yum China uses this website as a primary channel for disclosing key information to its investors, some of which may contain material and previously non-public information.

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

The reference to the Company’s website address and the SEC’s website address is for informational purposes only, does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this Form 10-K. These documents, as well as our SEC filings, are available in print free of charge to any stockholder who requests a copy from our Investor Relations Department by contacting Yum China at 101 East Park Boulevard, Suite 805, Plano, Texas 75074 United States of America, Attention: Investor Relations.

2022 Form 10-K

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

Summary of Risk Factors

We are exposed to a variety of risks, which have been separated into five general groups:

•
Risks related to our business and industry, including (a) food safety and foodborne illness concerns, (b) significant failure to maintain effective quality assurance systems for our restaurants, (c) significant liability claims, food contamination complaints from our customers or reports of incidents of food tampering, (d) health concerns arising from outbreaks of viruses or other illnesses, including the COVID-19 pandemic, (e) the fact that the operation of our restaurants is subject to the terms of the master license agreement with YUM, (f) the fact that substantially all of our revenue is derived from our operations in China, (g) the fact that our success is tied to the success of YUM’s brand strength, marketing campaigns and product innovation, (h) shortages or interruptions in the availability and delivery of food products and other supplies, (i) fluctuation of raw materials prices, (j) our inability to attain our target development goals, the potential cannibalization of existing sales by aggressive development and the possibility that new restaurants will not be profitable, (k) risks associated with leasing real estate, (l) inability to obtain desirable restaurant locations on commercially reasonable terms, (m) labor shortages or increases in labor costs, (n) the fact that our success depends substantially on our corporate reputation and on the value and perception of our brands, (o) the occurrence of security breaches and cyber-attacks, (p) failure to protect the integrity and security of our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf, (q) failures or interruptions of service or security breaches in our information technology systems, (r) the fact that our business depends on the performance of, and our long-term relationships with, third-party mobile payment processors, internet infrastructure operators, internet service providers and delivery aggregators, (s) failure to provide timely and reliable delivery services by our restaurants, (t) our growth strategy with respect to Lavazza may not be successful, (u) the anticipated benefits of our acquisitions may not be realized in a timely manner or at all, (v) challenges and risks related to our new retail and e-commerce businesses, (w) our inability or failure to recognize, respond to and effectively manage the impact of social media, (x) failure to comply with anti-bribery or anti-corruption laws, (y) U.S. federal income taxes, changes in tax rates, disagreements with tax authorities and imposition of new taxes, (z) changes in consumer discretionary spending and general economic conditions, (aa) the fact that the restaurant industry in which we operate is highly competitive, (bb) loss of or failure to obtain or renew any or all of the approvals, licenses and permits to operate our business, (cc) our inability to adequately protect the intellectual property we own or have the right to use, (dd) our licensor’s failure to protect its intellectual property, (ee) seasonality and certain major events in China, (ff) our failure to detect, deter and prevent all instances of fraud or other misconduct committed by our employees, customers or other third parties, (gg) the fact that our success depends on the continuing efforts of our key management and experienced and capable personnel as well as our ability to recruit new talent, (hh) our strategic investments or acquisitions may be unsuccessful; (ii) our investment in technology and innovation may not generate the expected level of returns, (jj) fair value changes for our investment in equity securities and lower yields of our short-term investments may adversely affect our financial condition and results of operations, and (kk) our operating results may be adversely affected by our investment in unconsolidated affiliates;
•
Risks related to doing business in China, including (a) changes in Chinese political policies and economic and social policies or conditions, (b) uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations, which may be subject to change from time to time with little advance notice, and the risk that the PRC government may intervene or influence our operations at any time, which could result in a material change in our operations and/or the value of our securities to decline, (c) the audit report included in this Form 10-K is prepared by auditors who are located in China, and in the event the PCAOB is unable to inspect our auditors, our common stock will be subject to potential delisting from the New York Stock Exchange, (d) changes in political, business, economic and trade relations between the United States and China, (e) fluctuation in the value of the Chinese Renminbi, (f) the fact that we face increasing focus on environmental sustainability issues, (g) limitation on our ability to utilize our cash balances effectively, including making funds held by our China-based subsidiaries unavailable for use outside of mainland China, due to interventions in or the imposition of

2022 Form 10-K

restrictions and limitations by the PRC government on currency conversion and payments of foreign currency and RMB out of mainland China, (h) changes in the laws and regulations of China or noncompliance with applicable laws and regulations, (i) reliance on dividends and other distributions on equity paid by our principal subsidiaries in China to fund offshore cash requirements, (j) potential unfavorable tax consequences resulting from our classification as a China resident enterprise for Chinese enterprise income tax purposes, (k) uncertainty regarding indirect transfers of equity interests in China resident enterprises and enhanced scrutiny by Chinese tax authorities, (l) difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China against us, (m) the Chinese government may determine that the variable interest entity structure of Daojia does not comply with Chinese laws on foreign investment in restricted industries, (n) inability to use properties due to defects caused by non-registration of lease agreements related to certain properties, (o) risk in relation to unexpected land acquisitions, building closures or demolitions, (p) potential fines and other legal or administrative sanctions for failure to comply with Chinese regulations regarding our employee equity incentive plans and various employee benefit plans, (q) proceedings instituted by the SEC against certain China-based accounting firms, including our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Exchange Act, (r) restrictions on our ability to make loans or additional capital contributions to our Chinese subsidiaries due to Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental control of currency conversion, (s) difficulties in pursuing growth through acquisitions due to regulations regarding acquisitions, and (t) the PRC government has significant oversight and discretion to exert control over offerings of securities conducted outside of China and over foreign investment in China-based issuers, and may limit or completely hinder our ability to offer securities to investors, or cause the value of our securities to significantly decline; these risks are each discussed in detail in the section “Risks Related to Doing Business in China.”
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

2022 Form 10-K

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

2022 Form 10-K

For example, starting in the first quarter of 2020 and throughout 2021 and 2022, the COVID-19 pandemic significantly impacted the restaurant industry in China. Strict public health measures were implemented across the country, including mass testing, regional lockdowns and travel restrictions. These actions led to reduced travel, fewer social activities and softened consumption demand. During peak outbreak periods, hundreds of millions of people were under some type of lockdown in multiple regions in China. The COVID-19 pandemic significantly affected the Company’s operations, resulting in severe impact on our financial results mainly driven by same-store sales declines and temporary store closures.

In 2022, severe COVID-19 outbreaks in China resulted in significant disruptions to our business operations. During April and May 2022, over 2,500 of our stores in China, on average, were either temporarily closed or offered only takeaway and delivery services. During such period, same-store sales declined by more than 20% year over year. In October and November 2022, sporadic occurrences of COVID infections quickly evolved into major regional outbreaks, leading to tightened COVID-related health measures and lockdowns. The number of our stores that were either temporarily closed or offered only takeaway and delivery services reached a peak of over 4,300 stores in late November 2022. In December 2022, the government issued a series of new COVID response guidelines that significantly changed its COVID policies, including removing mass testing and central quarantine requirements as well as lifting travel restrictions. Due to widespread infections following the relaxation of COVID restrictions, we experienced a shortage of restaurant staff, which led to over 1,300 stores on average being either temporarily closed or offering limited services in December 2022. As a significant portion of the population was either infected or chose to stay home to avoid infection, dine-in traffic declined substantially.

We expect that our operations will continue to be impacted by the COVID-19 pandemic. Experiences in other countries suggest that further outbreaks following relaxation of COVID restrictions and emergence of different COVID variants may occur. A portion of the population may remain cautious about going out in public. In addition, consumers tend to be more careful with spending after holidays. It remains difficult to predict how consumer behavior will change in the long-term. The extent to which our operations continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including resurgences and further spread of existing or new COVID-19 variants, actions by the government authorities to contain the pandemic or treat its impact, the economic recovery within China and globally, the impact on consumer behavior and other related factors. Our insurance policy does not cover any losses we incur as a result of the pandemic. The COVID-19 pandemic also may have the effect of heightening other risks disclosed in the “Risk Factors” section of this report, such as, but not limited to, those related to supply chain management, labor shortage and cost, cybersecurity threats, as well as consumer perceptions of our brands.

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

2022 Form 10-K

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

As a result of factors beyond the Company’s control, namely the severe impact of the COVID-19 pandemic, Pizza Hut was not able to meet the Sales Growth Metric for the second Measurement Period ending December 31, 2022, which constitutes a breach of the master license agreement. YUM has waived this SGM Breach. However, Pizza Hut will likely not be able to meet the Sales Growth Metric for the next two Measurement Periods, given the inclusion of three COVID-19 years (2020, 2021 and 2022) in those periods. Unless YUM also waives those additional SGM Breaches, YUM may exercise its rights under the master license agreement described herein.

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

In the second quarter of 2022, we invoked the dispute resolution process pursuant to the master license agreement to resolve a disagreement with YUM over royalties charged on delivery and aggregator platform fees. We took the position, pursuant to the master license agreement, that delivery fees paid by customers for delivery services and commissions paid to third-party aggregator platforms should not be subject to royalties, which YUM believed to be a material breach of the master license agreement. YUM’s notice also alleged, for the first time, that the Company had engaged in unauthorized use of YUM’s intellectual property under the master license agreement. In December 2022, the parties settled the dispute.

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

2022 Form 10-K

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

Our restaurant business depends on reliable sources of large quantities of raw materials such as protein (including poultry, pork, beef and seafood), cheese, oil, flour and vegetables (including potatoes and lettuce). Our raw materials are subject to price volatility caused by any fluctuation in aggregate supply and demand, or other external conditions, such as changes in international trade policies and international barriers to trade, the emergence of a trade war, climate and environmental conditions where weather conditions or natural events or disasters may affect expected harvests of such raw materials, as well as outbreak of viruses and diseases. For example, in 2019, the price of protein, including poultry, increased significantly in China as a result of the African swine flu. We cannot assure you that we will continue to purchase raw materials at reasonable prices, or that our raw materials prices will remain stable in the future. In addition, because we and our franchisees provide competitively priced food, our ability to pass along commodity price increases to our customers is limited. When commodity prices increase, we may not be able to recover the increased costs through higher pricing in our products. If we are unable to manage the cost of our raw materials or to increase the prices of our products, it may have an adverse impact on our future profit margin.

2022 Form 10-K

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

As a significant number of our restaurants are operating on leased properties, we are exposed to retail rental market conditions. As of year-end 2022, we leased over 10,000 properties in China for our Company-owned restaurants. For information regarding our leased properties, please refer to Item 2. “Properties.” Accordingly, we are subject to all of the risks generally associated with leasing real estate, including changes in the investment climate for real estate, demographic trends, trade zone shifts, central business district relocations, and supply or demand for the use of the restaurants, as well as potential liability for environmental contamination.

We generally enter into lease agreements with initial terms of 10 to 20 years. Approximately 6% of our existing lease agreements expire before the end of 2023. Most of our lease agreements contain an early termination clause that permits us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases and need to negotiate the terms of renewal with the lessor, who may insist on a significant modification to the terms and conditions of the lease agreement.

2022 Form 10-K

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

We may also face challenges relating to temporary shortage of staff, including as a result of events outside our control. For example, due to widespread infections following the relaxation of COVID restrictions in China, we experienced a shortage of restaurant staff in December 2022.

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

2022 Form 10-K

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

Technology systems, including our mobile or online platforms, mobile payment and ordering systems, loyalty programs and various other online processes and functions, are critical to our business and operations. For example, as of year-end 2022, KFC had over 380 million loyalty program members and Pizza Hut had over 130 million. Both KFC and Pizza Hut member sales represented approximately 62% of each brand's system sales in 2022. Digital orders accounted for 89% of KFC and Pizza Hut Company sales in 2022. As we continue to expand our digital initiatives, the risks relating to security breaches and cyber-attacks against our systems, both internal and those we have outsourced, may increase.

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

2022 Form 10-K

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

In addition, the use and handling of this information is regulated by evolving and increasingly demanding laws and regulations. The Chinese government has focused increasingly on regulation in the areas of information security and protection, including by implementing the PRC Cybersecurity Law effective June 1, 2017, which imposes tightened requirements on data privacy and cybersecurity practices. There are uncertainties with respect to the application of the cybersecurity law in certain circumstances. In addition, the PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals carrying out data activities (including activities outside of the PRC), requires a national security review of data activities that may affect national security, and imposes restrictions on data transmissions. Furthermore, the PRC Personal Information Protection Law, which took effect on November 1, 2021, sets out the regulatory framework for handling and protection of personal information and transmission of personal information, and many specific requirements of the law remain to be clarified by the CAC and other regulatory authorities. The Revised Cybersecurity Review Measures, which took effect on February 15, 2022, require critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, to conduct a cybersecurity review pursuant to the provisions therein. The Measures for Security Assessment for Outbound Data Transfer, which took effect on September 1, 2022, mandate mandatory government security review by the CAC in advance of certain cross-border data transfer activities. We have established a professional team to formulate and implement internal data security policies to comply with the regulations and policies issued by the CAC, monitor our compliance practices and assess any non-compliance issues. We believe that we are compliant in all material respects with the applicable regulations and policies that have been issued by the CAC to date. As of the date of this Form 10-K, (i) we have not received any formal notice from any PRC cybersecurity regulator identifying us as a “critical information infrastructure operator” or requiring us to go through the cybersecurity review procedures pursuant to the Revised Cybersecurity Review Measures; and (ii) we are not aware of any investigations against us initiated by the CAC based on the Revised Cybersecurity Review Measures. The exact scope of “critical information infrastructure operators” under the current regulatory regime remains unclear, and the PRC government authorities may have wide discretion in the interpretation and enforcement of the applicable laws. Therefore, it is uncertain whether, in the future, we would be deemed to be a critical information infrastructure operator under PRC law. If we are deemed to be a critical information infrastructure operator under the PRC cybersecurity laws and regulations, we may be subject to obligations in addition to what we have fulfilled under the PRC cybersecurity laws and regulations.

Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation or changes in enforcement. We have been taking and will continue to take reasonable measures to comply with applicable cybersecurity, data privacy and security laws. We cannot guarantee the effectiveness of the measures undertaken by us, and such measures may still be determined as insufficient, improper, or even as user-privacy invasive, by the relevant authorities, which may result in penalties against us.

2022 Form 10-K

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

2022 Form 10-K

Our business depends on the performance of, and our long-term relationships with, third-party mobile payment processors, internet infrastructure operators, internet service providers and delivery aggregators.

Digital payments, including mobile payments, accounted for approximately 99% of Yum China Company sales in 2022. The ability to accept mobile payments is critical to our business. We accept payments through third-party mobile payment processors, such as WeChat Pay, Alipay and Union Pay. We also developed and launched YUMC Pay in the first quarter of 2019, in partnership with Union Pay, which offers a convenient payment option for users within a single App. If we fail to extend or renew the agreements with these mobile payment processors on acceptable terms, if these mobile payment processors are unwilling or unable to provide us with payment processing service or impose onerous requirements on us in order to access their services, or if they increase the fees they charge us for these services, our business and results of operations could be harmed.

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

As of year-end 2022, approximately 90% of KFC restaurants and over 95% of Pizza Hut restaurants offer delivery services. Delivery contributed to approximately 39% of KFC and Pizza Hut Company sales for 2022. Customers may order delivery service through KFC and Pizza Hut’s websites and Apps. KFC and Pizza Hut have also partnered with third-party delivery aggregators, allowing our products to be listed on and ordered through their mobile or online platforms.

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

2022 Form 10-K

Our growth strategy with respect to Lavazza may not be successful.

We are committed to making coffee a meaningful part of our business. As part of our strategy to tap into the growing China coffee market, we developed COFFii & JOY as our standalone specialty coffee concept starting in 2018. As of year-end 2021, we had 36 COFFii & JOY coffee stores in eight cities in China. The Company decided to wind down the operations of COFFii & JOY and closed all stores in 2022.

In April 2020, we established a joint venture with Lavazza Group to explore and develop the Lavazza coffee concept in China. In September 2021, the Company and Lavazza Group entered into agreements to accelerate the expansion of Lavazza coffee shops to offer a premium and authentic Italian coffee experience in China. As of December 31, 2022, there were 85 Lavazza stores in China. We are targeting to open 1,000 Lavazza stores in the next few years, which may require significant capital and management attention.

The success of Lavazza depends in large part on our ability to secure optimal locations, introduce new and unique store formats, and operate these stores profitably. The effectiveness of our supply chain management to assure reliable coffee supply at competitive prices is one of the key factors to the success of Lavazza.

There is no assurance that our growth strategy with respect to Lavazza will be successful or generate expected returns in the near term or at all. If we fail to execute this growth strategy successfully, our business, results of operations and financial condition may be materially and adversely affected.

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

We operate a mobile e-commerce platform, V-Gold Mall, to sell products, including electronics, home and kitchen accessories and other general merchandise directly to customers. As part of our strategy to drive growth from off-premise occasions, we also launched packaged foods such as fried rice, steak and pasta, to capture at-home consumption demand. We expect to continue to develop our new retail and e-commerce businesses.

2022 Form 10-K

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

2022 Form 10-K

As a U.S. company with operations concentrated in China, we are subject to both U.S. federal income tax and Chinese enterprise income tax, which could result in relatively higher taxes compared to companies operating primarily in the U.S.

Yum China is a Delaware corporation that indirectly owns the subsidiaries that conduct our business in China and is subject to both U.S. federal income tax and Chinese enterprise income tax. While U.S. tax law generally exempts all of the foreign-source dividends paid to the U.S. parent company, with operations primarily in China, we continue to be subject to the Chinese enterprise income tax at a rate of 25% generally and an additional 10% withholding tax on any earnings repatriated outside of China levied by the Chinese tax authorities, subject to any reduction or exemption set forth in relevant tax treaties or tax arrangements. This may put Yum China at a relative disadvantage compared to companies operating primarily in the U.S., which are currently subject to a U.S. corporate income tax rate of 21%.

In addition, U.S. tax law provides anti-deferral, anti-base erosion and other provisions that may subject the U.S. parent company to additional U.S. taxes under certain circumstances. We are assessed with tax on GILTI earned by certain foreign subsidiaries, and it causes our effective tax rate to increase and affect the amount of any distributions available to our stockholders.

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

In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. For example, in 2017, the U.S. Tax Act implemented broad reforms to the U.S. corporate income tax system and significantly altered how U.S. multinational corporations are taxed on foreign earnings. In addition, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law in the U.S. The IRA contains certain tax measures, including a corporate alternative minimum tax on certain large corporations and an excise tax on net share repurchases. The details of the computation of these taxes will be subject to regulations to be issued by the U.S. Department of the Treasury. Any increases in tax rates or changes in tax laws or the interpretations thereof could have a material adverse impact on our results of operations and financial condition.

Moreover, the tax regime in China is rapidly evolving and there can be significant uncertainty for taxpayers in China as Chinese tax laws may change significantly or be subject to uncertain interpretations. Effective May 1, 2016, VAT reform has been rolled out to cover all business sectors nationwide to completely replace the BT that has historically been applied to certain industries. The interpretation and application of the new VAT regime are not settled at some local governmental levels. In addition, China is in the process of enacting the prevailing VAT regulations into VAT law. However, the timetable for enacting the VAT law is not clear. Changes in legislation, regulation or interpretation of existing laws and regulations in the U.S., China, and other jurisdictions where we are subject to taxation could increase our taxes and have an adverse effect on our results of operations and financial condition.

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

2022 Form 10-K

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

We did not obtain these licenses or approvals for a limited number of our restaurants in a timely manner in the past and there is no assurance that we or our franchisees will be able to obtain or maintain any of these licenses in the future. Rapidly evolving laws and regulations, and inconsistent interpretations and enforcements thereof could impede our ability to obtain or maintain the required permits, licenses and certificates required to conduct our businesses in China. Difficulties or failure in obtaining the required permits, licenses and certificates could result in our inability to continue our business in China in a manner consistent with past practice. In such an event, our business and results of operations may be adversely affected. If (i) we have inadvertently concluded that such permissions, approvals, licenses or permits have been acquired or are not required, or (ii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions, approvals, licenses or permits in the future, then we may have to expend time and costs to procure them. If we are unable to do so on commercially reasonable terms or in a timely manner, it could cause significant disruption to our business operations and damage our reputation, which would in turn have a material adverse effect on our business, results of operations and financial condition.

2022 Form 10-K

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

2022 Form 10-K

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

We may invest in equity securities and short-term investments, such as time deposits, from time to time. In September 2018, we invested in the equity securities of Meituan Dianping, the fair value of which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our consolidated statements of income. We recorded a pre-tax loss $27 million and $38 million for 2022 and 2021, and related pre-tax gains of $104 million for 2020, respectively. Our short-term investments as of December 31, 2022 and 2021 amounted to $2,022 million and $2,860 million, respectively. We cannot guarantee that our investment in equity securities will not experience fair value losses, which may adversely affect our period-to-period earnings, financial condition and results of operations. In addition, our short-term investments may earn yields lower than anticipated, and any failure to realize the benefits we expected from these investments may adversely affect our financial results.

2022 Form 10-K

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

Substantially all of our long-lived assets and business operations are located in China. Accordingly, our business, results of operations, financial condition and prospects may be influenced to a significant degree by political, economic and social conditions in China generally, by continued economic growth in China as a whole, and by geopolitical stability in the region. For example, our results of operations in the third quarter of 2016 were adversely impacted by an international court ruling in July 2016 regarding claims to sovereignty over the South China Sea, which triggered a series of regional protests and boycotts in China, intensified by social media, against a few international companies with well-known western brands.

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

2022 Form 10-K

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

The audit report included in this Form 10-K is prepared by auditors who are located in China, and in the event the PCAOB is unable to inspect our auditors, our common stock will be subject to potential delisting from the New York Stock Exchange.

As an auditor of companies that are publicly traded in the United States and a firm registered with the PCAOB, our independent registered public accounting firm is required under the laws of the United States to undergo regular inspections by the PCAOB. However, because substantially all of our operations are conducted within China, our independent registered public accounting firm’s audit documentation related to their audit report included in this Form 10-K is located in China. Prior to 2022, the PCAOB was unable to conduct full inspections in China or review audit documentation located within China without the approval of Chinese authorities, which was not granted. Accordingly, prior to 2022, the PCAOB had not inspected our independent registered public accounting firm or reviewed documentation related to the audit of our financial statements.

Inspections of other auditors conducted by the PCAOB outside of China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The previous lack of PCAOB inspections of audit work undertaken in China prevented the PCAOB from evaluating our auditor’s audits and its quality control procedures. Without the benefit of PCAOB inspections, stockholders may lose confidence in our reported financial information and procedures and the quality of our financial statements.

On December 18, 2020, the HFCAA was signed into law. The HFCAA requires the SEC to prohibit the securities of any “covered issuer,” including the Company, from being traded on any of the U.S. securities exchanges, including the New York Stock Exchange, or traded “over-the-counter,” if the auditor of the covered issuer’s financial statements is not subject to PCAOB inspection for three consecutive years, beginning in 2021. On December 2, 2021, the SEC adopted final rules implementing the HFCAA, pursuant to which the SEC will identify companies subject to the HFCAA, known as “Commission-Identified Issuers,” as early as possible after the filing of their next annual report, and implement the trading prohibition as soon as practicable after they have been conclusively identified as Commission-Identified Issuers for three consecutive years. The Consolidated Appropriations Act, 2023 reduced the number of consecutive non-inspection years required to trigger the trading prohibition under the HFCAA from three years to two.

2022 Form 10-K

On December 16, 2021, the PCAOB issued a report on its determination that it was unable to inspect or investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong because of positions taken by Chinese authorities in those jurisdictions. Our independent registered public accounting firm, KPMG Huazhen LLP, was subject to the determinations announced by the PCAOB on December 16, 2021.

On August 26, 2022, the PCAOB announced that it signed a Statement of Protocol with the CSRC and the Ministry of Finance, which it described as the first step toward opening access for the PCAOB to inspect and investigate completely registered public accounting firms in mainland China and Hong Kong.

On December 15, 2022, the PCAOB vacated its 2021 determination that the positions taken by authorities in mainland China and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions. In view of the PCAOB’s decision to vacate its 2021 determination and until such time as the PCAOB issues any new adverse determination, the SEC has stated that there are no issuers at risk of having their securities subject to a trading prohibition under the HFCAA. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong is subject to uncertainty and depends on a number of factors out of our control.

Based upon these recent pronouncements from the PCAOB and the SEC, the Company expects that, upon the filing of this Form 10-K, it will be removed from the list of Commission-Identified Issuers. If the PCAOB in the future makes another determination it is not able to inspect and investigate completely registered public accounting firms in mainland China and Hong Kong, the Company will again become a Commission-Identified Issuer and subject to potential delisting pursuant to the HFCAA. Such delisting would limit the liquidity of our common stock and our access to U.S. capital markets, and could increase the volatility of the trading price of our stock, and as a result the market price of our common stock could be materially adversely affected.

On February 24, 2023, the CSRC and other PRC governmental authorities jointly issued the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Confidentiality Provisions”), which will come into effect on March 31, 2023. The Confidentiality Provisions outline obligations of issuers listed in overseas markets with operations in China when they provide information involving state secrets or sensitive information to their securities service providers (e.g., auditors) and overseas regulators. In addition, under the Confidentiality Provisions, such issuers will also be required to obtain approval from the CSRC and other PRC authorities before accepting any investigation or inspection by overseas regulators. As the Confidentiality Provisions were recently promulgated and have not taken effect, there are uncertainties with respect to their interpretation and implementation.

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

2022 Form 10-K

During 2020, political tensions between the United States and China escalated, with a number of actions taken by the U.S. government in response to perceived threats from Chinese-connected entities, such as the Clean Network program announced on August 5, 2020 to protect U.S. telecommunication and technology infrastructure, and the two executive orders issued by former President Trump on August 6, 2020 to ban any person or property subject to the jurisdiction of the United States from any transaction with ByteDance and from any transaction related to WeChat by any person or with respect to any property subject to the jurisdiction of the United States, to the extent that any such transaction is identified by the Secretary of Commerce as being subject to the prohibitions stated in the executive orders. In addition, on January 5, 2021, former President Trump signed an executive order banning transactions by any person, or with respect to any property, subject to the jurisdiction of the United States with persons that develop or control the following Chinese-connected software applications: Alipay, CamScanner, QQ Wallet, SHAREit, Tencent QQ, VMate, WeChat Pay, and WPS Office, some of which are critical to the operation of our business. These executive orders were revoked on June 9, 2021 by President Biden, who then signed an executive order directing the Department of Commerce to launch a national security review of apps with links to foreign adversaries (which is defined to include China) and issue recommendations for regulatory and legislative action to address the associated risks. Digital orders, including delivery, mobile orders and kiosk orders, accounted for approximately 89% of KFC and Pizza Hut’s Company sales in 2022, and digital payments, including mobile payments, accounted for approximately 99% of Yum China Company sales in 2022. As a result, the implementation of this executive order could adversely affect our business in a material way.

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

There has been increasing public focus by governmental and non-governmental organizations and other stakeholders on environmental sustainability matters, including climate change and a circular economy. In 2021, we committed to a net-zero GHG reduction goal by 2050 in line with SBTi criteria to limit global temperature rise to 1.5oC above pre-industrial levels. In 2022, we set near-term science-based targets (SBTs), committing to reducing absolute Scope 1 and 2 GHG emissions 63% by 2035 from a 2020 base year and to reducing Scope 3 GHG emissions from purchased goods 66.3% per ton of goods purchased by 2035 from a 2020 base year. We face related risks including setting appropriate targets and taking actions to meet the commitments we made, and also increased pressure to make new sustainability commitments, which could expose us to additional operational challenges, execution costs and reputational risks. In line with the national standards and local requirements to reduce plastic waste in China, we have launched a series of plastic

2022 Form 10-K

reduction and environmentally friendly packaging initiatives across our brands. We are committed to gradually replacing existing plastic packaging with paper straws, wooden cutleries, paper bags, and biodegradable plastic bags, and working toward a 30% reduction on non-degradable plastic packaging weight by 2025. We may face operational challenges in sourcing suitable alternative packaging materials. In addition, we may incur significant costs for using alternative packaging materials, which in turn may have an adverse impact on our profit margins.

Interventions in or the imposition of restrictions and limitations by the PRC government on currency conversion and payments of foreign currency and RMB out of mainland China may limit our ability to utilize our cash balances effectively, including making funds held by our China-based subsidiaries unavailable for use outside of mainland China, which could limit or eliminate our ability to pay dividends and affect the value of your investment.

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

The Chinese government may also at its discretion restrict access in the future to foreign currencies or further restrict payments of foreign currency and RMB out of mainland China. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands or restricts us from paying the license fee to YUM, we may not be able to pay dividends to our stockholders, fulfill our license fee payment obligation, pay out service fees to vendors and repay our indebtedness when due, and, to the extent we undertake such activities, to make investments or acquisitions outside China.

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

Changes in the laws and regulations of China or noncompliance with applicable laws and regulations may have a significant impact on our business, results of operations and financial condition, and may cause the value of our securities to decline.

Our business and operations are subject to the laws and regulations of China, which continue to evolve and are subject to change from time to time. The Chinese government may intervene or influence our operations at any time, which could result in a material change in our operations. Recently, the Chinese government has increased its regulatory focus on matters including anti-monopoly and unfair competition rules, cybersecurity and regulation of variable interest entities and has initiated various regulatory actions, statements and enforcement proceedings to regulate business operations in China with little advance notice.

2022 Form 10-K

For example, Chinese regulators, including the CAC, have been increasingly focused on regulation in the areas of data security and data protection, and are enhancing the protection of privacy and data security by rulemaking and enforcement actions at central and local levels. We expect that these areas will receive greater and continued attention from regulators and the public going forward, which could increase our compliance costs and subject us to heightened risks and challenges associated with data security and protection. For more information regarding risks relating to cybersecurity and related regulation, see “—The PRC government has significant oversight and discretion to exert control over offerings of our securities conducted outside of China and foreign investment in China-based issuers, and may limit or completely hinder our ability to offer securities to investors, which may cause the value of such securities to significantly decline” and “—Risks Related to Our Business and Industry—Unauthorized access to, or improper use, disclosure, theft or destruction of, our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf could result in substantial costs, expose us to litigation and damage our reputation.”

Chinese regulators have also focused recently on enforcement of anti-monopoly and unfair competition rules, which may affect our ability to carry out our investment and acquisition strategy, and on regulation of variable interest entities. For more information, see “—Risks Related to Doing Business in China—Regulations regarding acquisitions may impose significant regulatory approval and review requirements, which could make it more difficult for us to pursue growth through acquisitions” and “—The Chinese government may determine that the variable interest entity structure of Daojia does not comply with Chinese laws on foreign investment in restricted industries.”

Additionally, on January 9, 2021, China’s Ministry of Commerce (“MOFCOM”) issued the Rules on Blocking Improper Extraterritorial Application of Foreign Legislation and Other Measures (the “Blocking Rules”), which established a blocking regime in China to counter the impact of foreign sanctions on Chinese persons. The Blocking Rules have become effective upon issuance, but have only established a framework of implementation, and the rules’ effects will remain unclear until the Chinese government provides clarity on the specific types of extraterritorial measures to which the rules will apply. At this time, we do not know the extent to which the Blocking Rules will impact our operations.

The continuation of our operations also depends upon compliance with, among other things, applicable Chinese environmental, health, safety, labor, social security, pension and other laws and regulations. There is no assurance that we will be able to comply fully with existing or future applicable laws and regulations. In addition, the interpretations of many laws and regulations are not always uniform and enforcement of these laws and regulations involve uncertainties. Changing legal and regulatory requirements could force us to make material changes to our operations. Additionally, failure to comply with such laws and regulations could result in fines, penalties or lawsuits. In such an event, our business, results of operations and financial condition may be adversely affected, which could cause the value of our securities to decline.

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

2022 Form 10-K

In addition, the EIT Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to companies that are not China resident enterprises unless otherwise reduced according to treaties or arrangements between the Chinese central government and the governments of other countries or regions where the non-China resident enterprises are incorporated. Hong Kong has a tax arrangement with mainland China that provides for a 5% withholding tax on dividends distributed to a Hong Kong resident enterprise, upon meeting certain conditions and requirements, including, among others, that the Hong Kong resident enterprise directly owns at least 25% equity interests of the Chinese enterprise and is a “beneficial owner” of the dividends. We believe that our principal Hong Kong subsidiary, which is the equity holder of our Chinese subsidiaries operating substantially all of our KFC and Pizza Hut restaurants, met the relevant requirements pursuant to the tax arrangement between the mainland China and Hong Kong in 2018 and is expected to meet the requirements in subsequent years, thus, it is more likely than not that our dividends or earnings expected to be repatriated to our principal Hong Kong subsidiary since 2018 are subject to the reduced withholding tax of 5%. However, if the Hong Kong subsidiary is not considered to be the “beneficial owner” of the dividends by the Chinese local tax authority, any dividend paid to it by our Chinese subsidiaries would be subject to a withholding tax rate of 10% with retrospective effect, which would increase our tax liability and reduce the amount of cash available to our company.

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

2022 Form 10-K

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

2022 Form 10-K

There may be difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.

We conduct substantially all of our operations in China and substantially all of our long-lived assets are located in China. Our executive officers, including our Chief Executive Officer and Chief Financial Officer, and a majority of our directors reside within mainland China and/or Hong Kong or spend significant amounts of time in mainland China and/or Hong Kong. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China upon these persons, including with respect to matters arising under applicable U.S. federal and state securities laws. In addition, there are significant legal and other obstacles in China to providing information needed for regulatory investigations or litigation initiated by regulators outside China. Overseas regulators may have difficulties in conducting investigations or collecting evidence within China. It may also be difficult for investors to bring an original lawsuit against us or our directors or executive officers based on U.S. federal securities laws in a Chinese court. Moreover, China does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts. Therefore, even if a judgment were obtained against us or our management for matters arising under U.S. federal or state securities laws or other applicable U.S. federal or state law, it may be difficult to enforce such a judgment.

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

2022 Form 10-K

Certain defects caused by non-registration of our lease agreements related to certain properties occupied by us in China may materially and adversely affect our ability to use such properties.

As of December 31, 2022, we leased over 10,000 properties in China, and to our knowledge, the lessors of most properties leased by us, most of which are used as premises for our restaurants, had not registered the lease agreements with government authorities in China.

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

2022 Form 10-K

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

In late 2012, the SEC commenced administrative proceedings under Rule 102(e) of its Rules of Practice and also under the Sarbanes-Oxley Act of 2002 against the Chinese member firms of the “big four” accounting firms, including our independent registered public accounting firm. The Rule 102(e) proceedings initiated by the SEC relate to the failure of these firms to produce certain documents, including audit work papers, in response to a request from the SEC pursuant to Section 106 of the Sarbanes-Oxley Act of 2002. The auditors located in China claim they are not in a position lawfully to produce such documents directly to the SEC because of restrictions under Chinese law and specific directives issued by the CSRC. The issues raised by the proceedings are not specific to our auditor or to us, but potentially affect equally all PCAOB-registered audit firms based in China and all businesses based in China (or with substantial operations in China) with securities listed in the United States. In addition, auditors based outside of China are subject to similar restrictions under Chinese law and CSRC directives in respect of audit work that is carried out in China which supports the audit opinions issued on financial statements of entities with substantial China operations.

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

2022 Form 10-K

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

2022 Form 10-K

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

The PRC government has significant oversight and discretion to exert control over offerings of our securities conducted outside of China and foreign investment in China-based issuers, and may limit or completely hinder our ability to offer securities to investors, which may cause the value of such securities to significantly decline.

The PRC government has recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted outside of China and over foreign investment in China-based companies. For example, on July 6, 2021, the relevant PRC government authorities made public the Opinions on Intensifying Crack Down on Illegal Securities Activities. These opinions called for enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies, and proposed measures such as the construction of regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. On February 17, 2023 the CSRC issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”) and five supporting guidelines which will become effective on March 31, 2023. Pursuant to the Trial Administrative Measures, we are required to file with the CSRC within three business days upon completion of any subsequent securities offering in the overseas markets where our securities are currently listed on. Failure to perform our filing obligations may result in penalties imposed on the Company and responsible officers. In addition, we shall report to the CSRC upon occurrence of certain material events, including change of control, investigations or sanctions imposed by overseas securities regulatory authorities, change of listing status or transfer of listing segment, and voluntary or mandatory delisting.

On November 14, 2021, the CAC released the draft Regulations on Network Data Security Management (the “Draft Cyber Data Security Regulations”), which requires, among other things, that a prior cybersecurity review be conducted by the Cybersecurity Review Office before listing overseas for data processors which process over one million users’ personal information, and for the listing in Hong Kong of data processors which affect or may affect national security. Furthermore, on December 28, 2021, the National Development and Reform Commission, the Ministry of Industry and Information Technology of the PRC, and several other administrations jointly published the Revised Cybersecurity Review Measures, which became effective on February 15, 2022 and require, among other things, that a network platform operator holding over one million users’ personal information must apply with the Cybersecurity Review Office for a cybersecurity review before any public offering or listing outside of mainland PRC and Hong Kong.

Since the Draft Cyber Data Security Regulations are in the process of being formulated, it remains unclear whether and how these draft rules will ultimately be adopted, interpreted and implemented. Also, it remains unclear how the Revised Cybersecurity Review Measures will be interpreted and implemented. Therefore, it remains uncertain whether we will be required to obtain regulatory approvals from the CAC or any other PRC governmental authorities for offerings outside of mainland China.

If the CSRC, CAC or other PRC governmental authorities later promulgate new rules or interpretations requiring that we obtain their approval for future offerings or listings outside of mainland China or for foreign investments in our securities, we may be unable to obtain such approvals in a timely manner, or at all. Any such circumstance could significantly or completely limit our ability to raise capital through securities offerings, hinder our ability to execute strategic plans in a timely manner or at all, and could cause the value of our securities to significantly decline.

2022 Form 10-K

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

2022 Form 10-K

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

2022 Form 10-K

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

We intend to retain a significant portion of our earnings to finance the operation, development and growth of our business. Our board of directors commenced a quarterly cash dividend in October 2017, which was temporarily suspended during part of 2020 due to the impacts of the COVID-19 pandemic. Any future determination to declare and pay cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, actual or anticipated cash requirements, tax considerations, contractual or regulatory restrictions and such other factors as our board of directors deems relevant. Our board of directors has also authorized a $2.4 billion share repurchase program (including its most recent increase in authorization on March 17, 2022), which was temporarily suspended during part of 2020 and 2021 due to the impacts of the COVID-19 pandemic. Repurchases under the program will be at the discretion of management and we cannot guarantee the timing or amount of any share repurchases. For more information, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

In connection with the separation and distribution, Pollos Investment L.P., an affiliate of Primavera Capital Group (“Primavera”), and API (Hong Kong) Investment Limited, an affiliate of Zhejiang Ant Small and Micro Financial Services Group Co., Ltd. (“Ant Financial” and together with Primavera, the “Investors”) acquired 18,360,483 shares of Yum China common stock. In addition, the Investors have the ability to acquire additional shares of Company common stock in the open market (subject to an aggregate beneficial ownership interest limit of 19.9%).

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

2022 Form 10-K

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
•
Subject to applicable regulatory requirements, our board of directors has the authority to issue preferred stock, which could potentially be used to discourage attempts by third parties to obtain control of our company through a merger, tender offer, proxy contest or otherwise by making such attempts more difficult or more costly.

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

2022 Form 10-K

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

2022 Form 10-K

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
•
the domestic and worldwide economies as a whole; or
•
the delisting of our common stock from the New York Stock Exchange. See “—Risks Related to Doing Business in China—The audit report included in this Form 10-K is prepared by auditors who are located in China, and in the event the PCAOB is unable to inspect our auditors, our common stock will be subject to potential delisting from the New York Stock Exchange.”

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

In addition, subject to applicable regulatory requirements, our amended and restated certificate of incorporation authorizes us to issue one or more classes or series of preferred stock that have such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over Company common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of Company common stock. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

2022 Form 10-K

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of year-end 2022, the Company had 11,161 Company-owned units in China. Of these Company-owned units, 11,105 units were leased properties and 56 units were owned properties. The leased Company-owned units are further detailed as follows:

•
KFC leased properties for 8,174 units.

•
Pizza Hut leased properties for 2,745 units.

•
Other restaurant concepts leased properties for 186 units.

Company-owned restaurants in China are generally leased for initial terms of 10 to 20 years and generally do not have renewal options.

We also lease our corporate headquarters in Shanghai and Dallas, Texas in the U.S., and regional offices and an innovation center in China, and own building, land use rights, or both for 15 non-store properties, which primarily include logistics centers, seasoning facilities and office buildings for Little Sheep and Huang Ji Huang. We sublease over 150 properties to franchisees and other third parties. Additional information about the Company’s leased properties is included in Note 12 to the Consolidated Financial Statements in Part II, Item 8. We believe that our properties are generally in good operating condition and are suitable for the purposes for which they are being used.

Item 3. Legal Proceedings.

We are subject to various lawsuits covering a variety of allegations from time to time. We believe that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows. Matters faced by the Company from time to time include, but are not limited to, claims from landlords, employees, guests and others related to operational, contractual or employment issues. We are not involved in any material legal proceedings as of December 31, 2022.

Item 4. Mine Safety Disclosures.

Not applicable.

2022 Form 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Yum China Common Stock

Yum China common stock trades on the New York Stock Exchange (“NYSE”) under the symbol YUMC and the Hong Kong Stock Exchange (“HKEX”) under the stock code 9987. Yum China common stock commenced trading on the NYSE on a “when-issued” basis on October 17, 2016 and began “regular way” trading on November 1, 2016. On September 10, 2020, the Company completed a secondary listing of its common stock on the Main Board of the HKEX. On October 24, 2022, the Company’s voluntary conversion of its secondary listing status to a primary listing status on the HKEX became effective and the Company became a dual primary listed company on the NYSE and HKEX. On the same day, the Company’s shares of common stock traded on the HKEX were included in the Shanghai-Hong Kong Stock Connect and Shenzhen-Hong Kong Stock Connect. The Company’s common stock listed on the NYSE and HKEX continue to be fully fungible.

As of February 22, 2023, there were 36,708 holders of record of Yum China’s common stock. The number of registered holders does not include holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividends and Share Repurchases

We intend to retain a significant portion of our earnings to finance the operation, development and growth of our business. We have paid a quarterly cash dividend on Yum China common stock since the fourth quarter of 2017, except for the second and third quarter of 2020 due to the unprecedented effects of the COVID-19 pandemic. In 2022, the Company declared and paid a quarterly cash dividend of $0.12 per share. Our board of directors declared an increase in the cash dividend to $0.13 per share on Yum China’s common stock in February 2023. Any determination to declare and pay future cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, actual or anticipated cash requirements, contractual or regulatory restrictions, tax considerations and such other factors as our board of directors deems relevant.

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

Our board of directors has authorized an aggregate of $2.4 billion for our share repurchase program, including its most recent increase in authorization on March 17, 2022. Yum China may repurchase shares under this program from time to time in the open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. The following table provides information, as of December 31, 2022, with respect to shares of common stock repurchased by Yum China under the authorization during the quarter then ended:

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (millions)

10/1/22-10/31/22	964	$43.59	964	$1,162
11/1/22-11/30/22	223	$46.48	223	$1,151
12/1/22-12/31/22	—	—	—	$1,151

Cumulative total	1,187	$44.13	1,187	$1,151

2022 Form 10-K

Stock Performance Graph

This graph compares the cumulative total return of our common stock from December 31, 2017 through December 31, 2022 with the comparable cumulative total return of the S&P China BMI, MSCI Asia APEX 50, MSCI China Index and MSCI China Consumer Discretionary Index. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2017 and that all dividends were reinvested. We selected the S&P China BMI and MSCI Asia APEX 50 for comparison, as YUMC is an index member of both of these indices. We selected MSCI China Index, as our relative total shareholder return against this index is one of the measures to determine the payout of certain PSU awards. We also selected MSCI China Consumer Discretionary Index, an industry index which includes listed companies in the restaurant industry and other related sectors.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	2021/12/31	2022/12/31
YUMC	$ 100	$ 85	$ 123	$ 147	$ 129	$ 143
S&P China BMI	$ 100	$ 81	$ 99	$ 129	$ 104	$ 81
MSCI Asia APEX 50	$ 100	$ 84	$ 106	$ 142	$ 126	$ 96
MSCI China	$ 100	$ 81	$ 100	$ 129	$ 102	$ 80
MSCI China Consumer Discretionary	$ 100	$ 61	$ 93	$ 139	$ 90	$ 69

Item 6. [RESERVED].

2022 Form 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the Consolidated Financial Statements in Item 8, the “Forward-Looking Statements” section at the beginning of this Form 10-K and the “Risk Factors” section set forth in Item 1A.

All Note references in this MD&A refer to the Notes to the Consolidated Financial Statements included in Item 8. of this Form 10-K. Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding. Throughout this Form 10-K when we refer to the “financial statements,” we are referring to the “Consolidated Financial Statements,” unless the context indicates otherwise. This MD&A includes a discussion of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of our operating results for the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

Yum China Holdings, Inc. is the largest restaurant company in China in terms of system sales, with $9.6 billion of revenues in 2022 and nearly 13,000 restaurants as of year-end 2022. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Taco Bell, Lavazza, Little Sheep and Huang Ji Huang. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, (excluding Hong Kong, Macau and Taiwan), and own the intellectual property of the Little Sheep and Huang Ji Huang concepts outright. We also established a joint venture with Lavazza Group, the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee concept in China. KFC was the first major global restaurant brand to enter China in 1987. With more than 35 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of 2022 system sales, with nearly 13,000 restaurants covering over 1,800 cities primarily in China as of December 31, 2022. We believe that there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of December 31, 2022, KFC operated over 9,000 restaurants in more than 1,800 cities across China. KFC primarily competes with western QSR brands in China, such as McDonald’s, Dicos and Burger King, among which we believe KFC had an approximate two-to-one lead over its nearest competitor in terms of store count as of the end of 2022. In the third quarter of 2020, the Company completed the acquisition of an additional 25% interest in an unconsolidated affiliate that operates KFC stores in and around Suzhou, China (“Suzhou KFC”), increasing our equity interest to 72% and allowing the Company to consolidate the entity. In December 2022, the Company acquired an additional 20% equity interest in Suzhou KFC, bringing our total ownership to 92%. In the fourth quarter of 2021, the Company completed the acquisition of a 28% equity interest in Hangzhou Catering Service Group (“Hangzhou Catering”), which holds a 45% equity interest in an unconsolidated affiliate that operates KFC stores in and around Hangzhou, China (“Hangzhou KFC”), increasing our equity interest to approximately 60% directly and indirectly, and allowing the Company to consolidate Hangzhou KFC.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of December 31, 2022, Pizza Hut operated over 2,900 restaurants in over 650 cities. Measured by number of restaurants, we believe Pizza Hut had an approximate five-to-one lead over its nearest western CDR competitor in China as of the end of 2022.

We have two reportable segments: KFC and Pizza Hut. Our remaining non-reportable operating segments, including the operations of Taco Bell, Lavazza, Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, our delivery operating segment and our e-commerce business, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. The Company decided to wind down the operations of the East Dawning brand in 2021, and closed all stores by March 2022. In addition, the Company decided to wind down the operations of COFFii & JOY and closed all stores in 2022. The Company will leverage its experience in COFFii & JOY to better capture growing coffee market opportunities in China. Additional details on our reportable operating segments are included in Note 18 to the Consolidated Financial Statements.

2022 Form 10-K

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

•
Company sales represent revenues from Company-owned restaurants. Company Restaurant profit (“Restaurant profit”) is defined as Company sales less expenses incurred directly by our Company-owned restaurants in generating Company sales, including cost of food and paper, restaurant-level payroll and employee benefits, rent, depreciation and amortization of restaurant-level assets, advertising expenses, and other operating expenses. Company restaurant margin percentage is defined as Restaurant profit divided by Company sales. Within the Company sales and Restaurant profit analysis, Store Portfolio Actions represent the net impact of new-unit openings, acquisitions, refranchising and store closures, and Other primarily represents the impact of same-store sales as well as the impact of changes in restaurant operating costs such as inflation/deflation.

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago. Refer to Item 1. Business for a discussion of the seasonality of our operations.

Starting in the first quarter of 2020, the COVID-19 pandemic significantly impacted the Company’s operations. Since then, fluid COVID-19 conditions have caused significant volatility in our operations. During the first half of 2022, severe COVID-19 outbreaks in China continued to significantly affect the Company’s business and operating profit. Operating profit increased in the third quarter of 2022 when COVID-19 conditions were relatively calmer. However, in October and November 2022, sporadic occurrences of COVID infections quickly evolved into major regional outbreaks, leading to tightened COVID-related health measures and lockdowns. The number of our stores that were either temporarily closed or offered only takeaway and delivery services reached a peak of over 4,300 in late November 2022. In December 2022, the government issued a series of new COVID response guidelines that significantly changed its COVID policies, including removing mass testing and central quarantine requirements as well as lifting travel restrictions. A massive wave of infections quickly surged in the country. Due to widespread infections, we experienced a shortage of restaurant staff which led to over 1,300 stores on average being either temporarily closed or offering limited services in December 2022. As a significant portion of the population was either infected or chose to stay home to avoid infection, dine-in traffic declined substantially. As a result, the Company's operation and financial results were adversely affected in the fourth quarter of 2022.

2022 Form 10-K

In 2022, the Company’s total revenues decreased 3%, or increased 1% excluding the impact of F/X, mainly attributable to 1,159 net new stores and the acquisition of Hangzhou KFC, partially offset by same-store sales decline of 7% and 6% at KFC and Pizza Hut, respectively, and temporary store closures due to the impact of the COVID-19 pandemic. Operating profit decreased 55%, or 53% excluding the impact of F/X, primarily driven by lapping the re-measurement gain of our previously held equity interest in Hangzhou KFC and Lavazza at fair value upon acquisition in 2021, inflation in commodities and wages, increased rider cost associated with rising delivery volumes and an increase in G&A expenses primarily due to higher compensation cost, partially offset by the increase in Company sales, higher labor productivity, operational efficiency and temporary relief provided by landlords and government agencies. Net income for 2022 decreased 55%, or 54% excluding the impact of F/X, mainly due to the decrease in operating profit, partially offset by lower income tax expenses in line with the decrease in pre-tax income.

2022 financial highlights are below:

	% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	(4)	(7)	+11	(5)	(1)
Pizza Hut	(3)	(6)	+12	(36)	(36)
All Other Segments(b)	(28)	(22)	(8)	(75)	(82)
Total	(5)	(7)	+10	(55)	(53)
(a)
System Sales and Same-Store Sales percentages as shown in 2022 financial highlights exclude the impact of F/X. Effective January 1, 2018, temporary store closures are normalized in the same-store sales calculation by excluding the period during which stores are temporarily closed.
(b)
Sales from non-Company-owned restaurants, for which we do not receive a sales-based royalty, are excluded from System Sales and Same-Store Sales.

2022 Form 10-K

The Consolidated Results of Operations for the years ended December 31, 2022 and 2021 and other data are presented below:

			% B/(W)(a)
	2022	2021	Reported		Ex F/X
Company sales	$9,110	$8,961	2		6
Franchise fees and income	81	153	(47)		(45)
Revenues from transactions with franchisees and unconsolidated affiliates	287	663	(57)		(55)
Other revenues	91	76	20		26
Total revenues	$9,569	$9,853	(3)		1
Company restaurant expenses	$7,829	$7,734	(1)		(5)
Operating Profit	$629	$1,386	(55)		(53)
Interest income, net	84	60	40		43
Investment loss	(26)	(54)	51		51
Income tax provision	(207)	(369)	44		42
Equity in net earnings (losses) from equity method investments	(2)	—	NM		NM
Net income – including noncontrolling interests	478	1,023	(53)		(51)
Net income – noncontrolling interests	36	33	(9)		(15)
Net Income – Yum China Holdings, Inc.	$442	$990	(55)		(54)
Diluted Earnings Per Common Share	$1.04	$2.28	(54)		(53)
Effective tax rate	30.1%	26.5%
Supplementary information – Non-GAAP Measures(b)
Restaurant profit	$1,281	$1,227	4		8
Restaurant margin %	14.1%	13.7%	0.4	ppts.	0.4	ppts.
Adjusted Operating Profit	$633	$766
Adjusted Net Income	$446	$525
Adjusted Diluted Earnings Per Common Share	$1.05	$1.21
Adjusted Effective Tax Rate	29.9%	27.8%
Adjusted EBITDA	$1,286	$1,330

NM refers to not meaningful.

(a)
Represents year-over-year change in percentage.
(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

2022
% Change
System Sales Decline	(8)%
System Sales Decline, excluding F/X	(5)%
Same-Store Sales Decline	(7)%

Unit Count	2022	2021	% Increase
Company-owned	11,161	10,051	11
Franchisees	1,786	1,737	3
	12,947	11,788	10

2022 Form 10-K

Non-GAAP Measures

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides non-GAAP measures adjusted for Special Items, which include Adjusted Operating Profit, Adjusted Net Income, Adjusted Earnings Per Common Share (“EPS”), Adjusted Effective Tax Rate and Adjusted EBITDA, which we define as net income including noncontrolling interests adjusted for equity in net earnings (losses) from equity method investments, income tax, interest income, net, investment gain or loss, certain non-cash expenses, consisting of depreciation and amortization as well as store impairment charges, and Special Items. We also use Restaurant profit and restaurant margin (as defined in the Overview section within MD&A above) for the purpose of internally evaluating the performance of our Company-owned restaurants and we believe Company restaurant profit and restaurant margin provide useful information to investors as to the profitability of our Company-owned restaurants.

The following table sets forth the reconciliations of the most directly comparable GAAP financial measures to the non-GAAP adjusted financial measures.

Non-GAAP Reconciliations

Reconciliation of GAAP Operating Profit to Restaurant Profit

	Year Ended 12/31/2022
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$787	$70	$(50)	$(178)	$—	$629
Less:
Franchise fees and income	56	7	18	—	—	81
Revenues from transactions with franchisees and unconsolidated affiliates	33	4	39	211	—	287
Other revenues	10	10	563	42	(534)	91
Add:
General and administrative expenses	254	110	46	184	—	594
Franchise expenses	29	4	1	—	—	34
Expenses for transactions with franchisees and unconsolidated affiliates	30	3	35	211	—	279
Other operating costs and expenses	7	8	557	39	(533)	78
Closures and impairment expenses, net	16	4	12	—	—	32
Other expenses (income), net	97	—	—	(3)	—	94
Restaurant profit (loss)	$1,121	$178	$(19)	$—	$1	$1,281
Company sales	7,120	1,939	51	—	—	9,110
Restaurant margin %	15.7%	9.2%	(37.6)%	N/A	N/A	14.1%

2022 Form 10-K

	Year Ended 12/31/2021
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$827	$111	$(29)	$477	$—	$1,386
Less:
Franchise fees and income	120	8	25	—	—	153
Revenues from transactions with franchisees and unconsolidated affiliates	59	6	98	500	—	663
Other revenues	8	3	297	20	(252)	76
Add:
General and administrative expenses	240	111	42	171	—	564
Franchise expenses	59	4	1	—	—	64
Expenses for transactions with franchisees and unconsolidated affiliates	58	6	88	497	—	649
Other operating costs and expenses	4	2	294	17	(252)	65
Closures and impairment expenses, net	20	7	7	—	—	34
Other (income) expenses, net	(8)	—	7	(642)	—	(643)
Restaurant profit (loss)	$1,013	$224	$(10)	$—	$—	$1,227
Company sales	6,816	2,092	53	—	—	8,961
Restaurant margin %	14.9%	10.7%	(20.8)%	N/A	N/A	13.7%

Reconciliation of Reported GAAP Results to Non-GAAP Adjusted Measures	2022	2021
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$629	$1,386
Special Items, Operating Profit	(4)	620
Adjusted Operating Profit	$633	$766
Reconciliation of Net Income to Adjusted Net Income
Net Income – Yum China Holdings, Inc.	$442	$990
Special Items, Net Income - Yum China Holdings, Inc.	(4)	465
Adjusted Net Income – Yum China Holdings, Inc.	$446	$525
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$1.05	$2.34
Special Items, Basic Earnings Per Common Share	(0.01)	1.10
Adjusted Basic Earnings Per Common Share	$1.06	$1.24
Diluted Earnings Per Common Share	$1.04	$2.28
Special Items, Diluted Earnings Per Common Share	(0.01)	1.07
Adjusted Diluted Earnings Per Common Share	$1.05	$1.21
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 17)	30.1%	26.5%
Impact on effective tax rate as a result of Special Items	0.2%	(1.3)%
Adjusted effective tax rate	29.9%	27.8%

2022 Form 10-K

Net income, along with the reconciliation to Adjusted EBITDA, is presented below:

	2022	2021
Reconciliation of Net Income to Adjusted EBITDA
Net Income – Yum China Holdings, Inc.	$442	$990
Net income – noncontrolling interests	36	33
Equity in net (earnings) losses from equity method investments	2	—
Income tax provision	207	369
Interest income, net	(84)	(60)
Investment loss	26	54
Operating Profit	629	1,386
Special Items, Operating Profit	4	(620)
Adjusted Operating Profit	633	766
Depreciation and amortization	602	516
Store impairment charges	51	48
Adjusted EBITDA	$1,286	$1,330

Details of Special Items are presented below:

Details of Special Items	2022	2021
Share-based compensation expense for Partner PSU Awards(a)	$(4)	$(8)
Gain from re-measurement of equity interest upon acquisition(b)	—	628
Special Items, Operating Profit	(4)	620
Tax effect on Special Items(c)	—	(155)
Special Items, net income – including noncontrolling interests	(4)	465
Special Items, net income – noncontrolling interests	—	—
Special Items, Net Income – Yum China Holdings, Inc.	$(4)	$465
Weighted-Average Diluted Shares Outstanding (in millions)	425	434
Special Items, Diluted Earnings Per Common Share	$(0.01)	$1.07
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
(b)
In the fourth and third quarters of 2021, as a result of the consolidation of Hangzhou KFC and the Lavazza joint venture, the Company recognized a gain of $618 million and $10 million, respectively, from the re-measurement of our previously held equity interest at fair value. The re-measurement gains were not allocated to any segment for performance reporting purposes. (See Note 3 for additional information.)
(c)
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

2022 Form 10-K

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

Segment Results

KFC

KFC delivered a resilient performance in 2022 by accelerating store expansion with attractive returns and maintaining solid profitability. KFC continued to focus on innovative products, creating abundant value for our customers, as well as on upgrading ingredients to meet Chinese consumers’ needs. KFC also continued its digital and delivery initiatives to enhance the customer experience. KFC’s loyalty program members exceeded 380 million at year-end 2022 and contributed approximately 62% of system sales at KFC in 2022. Delivery sales accounted for approximately 38% of Company sales at KFC in 2022 with store and city coverage of 89% and 98%, respectively, at the end of 2022.

			% B/(W)
	2022	2021	Reported		Ex F/X
Company sales	$7,120	$6,816	4		9
Franchise fees and income	56	120	(53)		(51)
Revenues from transactions with franchisees and unconsolidated affiliates	33	59	(45)		(43)
Other revenues	10	8	26		33
Total revenues	$7,219	$7,003	3		7
Company restaurant expenses	$5,999	$5,803	(3)		(8)
G&A expenses	$254	$240	(6)		(10)
Franchise expenses	$29	$59	50		48
Expenses for transactions with franchisees and unconsolidated affiliates	$30	$58	49		46
Other operating costs and expenses	$7	$4	(60)		(68)
Closure and impairment expenses, net	$16	$20	19		13
Other expenses (income), net	$97	$(8)	NM		NM
Operating Profit	$787	$827	(5)		(1)
Restaurant profit	$1,121	$1,013	11		15
Restaurant margin %	15.7%	14.9%	0.8	ppts.	0.8	ppts.

2022
% Change
System Sales Decline	(8)%
System Sales Decline, excluding F/X	(4)%
Same-Store Sales Decline	(7)%

Unit Count	2022	2021	% Increase
Company-owned	8,214	7,437	10
Franchisees	880	731	20
	9,094	8,168	11

2022 Form 10-K

	2021	New Builds	Acquired	Closures	Refranchised	2022
Company-owned	7,437	1,060	5	(283)	(5)	8,214
Franchisees	731	169	(5)	(20)	5	880
Total	8,168	1,229	—	(303)	—	9,094

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

Income (Expense)	2021	Store Portfolio Actions	Other	F/X	2022
Company sales	$6,816	$1,052	$(456)	$(292)	$7,120
Cost of sales	(2,158)	(317)	176	91	(2,208)
Cost of labor	(1,642)	(284)	53	76	(1,797)
Occupancy and other operating expenses	(2,003)	(276)	204	81	(1,994)
Restaurant profit	$1,013	$175	$(23)	$(44)	$1,121

In 2022, the increase in Company sales, excluding the impact of F/X, was primarily driven by net unit growth and the acquisition of Hangzhou KFC, partially offset by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic. The increase in Restaurant profit, excluding the impact of F/X, was primarily driven by the increase in Company sales, higher labor productivity, operational efficiency and temporary relief, partially offset by inflation in commodities and wages in the low single digits, as well as increased rider cost associated with a rise of approximately seven percentage points in delivery sales mix from the prior year partially due to more severe outbreaks.

Franchise Fees and Income

In 2022, the decrease in Franchise fees and income, excluding the impact of F/X, was primarily driven by the acquisition of Hangzhou KFC in December 2021.

G&A Expenses

In 2022, the increase in G&A expenses, excluding the impact of F/X, was primarily driven by the acquisition of Hangzhou KFC in December 2021 and merit increases.

Operating Profit

In 2022, the decrease in Operating profit, excluding the impact of F/X, was primarily driven by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic, partially offset by restaurant margin improvement, net unit growth and an increase in Operating profit contributed by the Hangzhou KFC acquisition.

2022 Form 10-K

Pizza Hut

During 2022, we continued to focus on strengthening Pizza Hut’s fundamentals, including investments in products, strengthening our digital capabilities, developing delivery and other channels and enhancing our asset portfolio to drive growth. Pizza Hut’s loyalty program members exceeded 130 million at year-end 2022 and contributed approximately 62% of system sales at Pizza Hut in 2022. Delivery sales accounted for approximately 43% of Company sales at Pizza Hut in 2022 with store and city coverage of 96% and 98%, respectively, at the end of 2022.

			% B/(W)
	2022	2021	Reported		Ex F/X
Company sales	$1,939	$2,092	(7)		(4)
Franchise fees and income	7	8	(6)		(3)
Revenues from transactions with franchisees and unconsolidated affiliates	4	6	(30)		(27)
Other revenue	10	3	256		280
Total revenues	$1,960	$2,109	(7)		(3)
Company restaurant expenses	$1,761	$1,868	6		2
G&A expenses	$110	$111	—		(4)
Franchise expenses	$4	$4	9		5
Expenses for transactions with franchisees and unconsolidated affiliates	$3	$6	28		25
Other operating costs and expenses	$8	$2	(301)		(328)
Closure and impairment expenses, net	$4	$7	58		54
Operating Profit	$70	$111	(36)		(36)
Restaurant profit	$178	$224	(20)		(18)
Restaurant margin %	9.2%	10.7%	(1.5)	ppts.	(1.5)	ppts.

2022
% Change
System Sales Decline	(7)%
System Sales Decline, excluding F/X	(3)%
Same-Store Sales Decline	(6)%

Unit Count	2022	2021	% Increase
Company-owned	2,760	2,452	13
Franchisees	143	138	4
	2,903	2,590	12

	2021	New Builds	Closures	Acquired	2022
Company-owned	2,452	401	(98)	5	2,760
Franchisees	138	16	(6)	(5)	143
Total	2,590	417	(104)	—	2,903

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

Income (Expense)	2021	Store Portfolio Actions	Other	F/X	2022
Company sales	$2,092	$39	$(113)	$(79)	$1,939
Cost of sales	(637)	(14)	14	25	(612)
Cost of labor	(598)	(24)	25	25	(572)
Occupancy and other operating expenses	(633)	(19)	51	24	(577)
Restaurant profit	$224	$(18)	$(23)	$(5)	$178

2022 Form 10-K

In 2022, the decrease in Company sales, excluding the impact of F/X, was primarily driven by same-store sales decline and temporary store closures due to the impact of the COVID-19 pandemic, partially offset by net unit growth. The decrease in Restaurant profit, excluding the impact of F/X, was primarily driven by the decrease in Company sales, inflation in commodities and wages in the low single digits, as well as increased rider cost associated with a rise of approximately seven percentage points in delivery sales mix from the prior year partially due to more severe outbreaks, partially offset by higher labor productivity, operational efficiency and temporary relief.

G&A Expenses

In 2022, the increase in G&A expenses, excluding the impact of F/X, was primarily driven by merit increases.

Operating Profit

In 2022, the decrease in Operating profit, excluding the impact of F/X, was primarily driven by the decrease in Restaurant profit and higher G&A expenses.

All Other Segments

All Other Segments reflects the results of Taco Bell, Lavazza, Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, our delivery operating segment and our e-commerce business.

			% B/(W)
	2022	2021	Reported		Ex F/X
Company sales	$51	$53	(3)		1
Franchise fees and income	18	25	(29)		(27)
Revenues from transactions with franchisees and unconsolidated affiliates	39	98	(60)		(58)
Other revenues	563	297	90		99
Total revenues	$671	$473	42		49
Company restaurant expenses	$70	$63	(10)		(15)
G&A expenses	$46	$42	(7)		(11)
Franchise expenses	$1	$1	(158)		(170)
Expenses for transactions with franchisees and unconsolidated affiliates	$35	$88	60		59
Other operating costs and expenses	$557	$294	(90)		(99)
Closure and impairment expenses, net	$12	$7	(100)		(112)
Other loss, net	$—	$7	NM		NM
Operating Loss	$(50)	$(29)	(75)		(82)
Restaurant loss	$(19)	$(10)	(75)		(83)
Restaurant margin %	(37.6)%	(20.8)%	(16.8)	ppts.	(16.8)	ppts.

Total Revenues

In 2022, the increase in Total revenues, excluding the impact of F/X, was primarily driven by inter-segment revenue generated by our delivery team for services provided to KFC and Pizza Hut restaurants mainly as a result of rising delivery sales and the contribution of sales from the Lavazza joint venture, partially offset by the decrease in Revenues from transactions with franchisees and unconsolidated affiliates primarily driven by the acquisition of Hangzhou KFC, same-store sales declines and temporary store closures due to the impact of the COVID-19 pandemic.

Operating Loss

In 2022, the increase in Operating loss, excluding the impact of F/X, was primarily driven by the loss incurred by the Lavazza joint venture, as well as an increase of Operating loss from certain emerging brands due to the impact of the COVID-19 pandemic.

2022 Form 10-K

Corporate & Unallocated

			% B/(W)
	2022	2021	Reported		Ex F/X
Revenues from transactions with franchisees and unconsolidated affiliates(a)	$211	$500	(58)		(56)
Other revenues	$42	$20	102		111
Expenses for transactions with franchisees and unconsolidated affiliates(a)	$211	$497	58		56
Other operating costs and expenses	$39	$17	(119)		(130)
Corporate G&A expenses	$184	$171	(8)		(11)
Other unallocated income	$3	$642	(100)		(100)
Interest income, net	$84	$60	40		43
Investment loss	$(26)	$(54)	51		51
Income tax provision (See Note 17)	$(207)	$(369)	44		42
Equity in net earnings (losses) from equity method investments	$(2)	$—	NM		NM
Effective tax rate (See Note 17)	30.1%	26.5%	(3.6)	ppts	(3.6)	ppts
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

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

In 2022, the decrease in Revenues from transactions with franchisees and unconsolidated affiliates, excluding the impact of F/X, was mainly due to the acquisition of Hangzhou KFC in December 2021.

Other Revenues/Operating Costs and Expenses

In 2022, the increase in Other revenues/operating costs and expenses was mainly driven by logistics and warehousing services provided to third parties.

Corporate G&A Expenses

In 2022, the increase in Corporate G&A expenses, excluding the impact of F/X, was primarily driven by higher compensation costs.

Other Unallocated Income

Other unallocated income primarily includes a gain of $618 million and $10 million in 2021 recognized from the re-measurement of our previously held equity interest in connection with the consolidation of Hangzhou KFC and the Lavazza joint venture, respectively. See Note 3 for additional information.

Interest Income, Net

The increase in interest income, net for 2022 was primarily driven by higher interest rates.

Investment Loss

The decrease in investment loss primarily relates to a lower decrease in the fair value of our investment in Meituan Dianping (“Meituan”) in 2022, as well as lapping our unrealized investment loss in Fujian Sunner Development Co., Ltd. (“Sunner”) before the equity method of accounting was applied in 2021. See Note 3 for additional information.

2022 Form 10-K

Income Tax Provision

Our income tax provision primarily includes tax on our earnings at the Chinese statutory tax rate of 25%, withholding tax on planned or actual repatriation of earnings outside of China, Hong Kong profits tax, and U.S. corporate income tax, if any. Our effective tax rate was 30.1% and 26.5% in 2022 and 2021, respectively. The higher effective tax rate in 2022 compared with that in 2021 was due to lapping prior year tax benefits from equity income from investments in unconsolidated affiliates and impact of lower pre-tax income.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Impact of COVID-19 Pandemic

Starting in late January 2020 and throughout 2021 and 2022, the COVID-19 pandemic significantly impacted the Company’s operations and financial results. In December 2022, the government issued a series of new COVID-19 response guidelines that significantly changed its COVID-19 policies, including removing mass testing and central quarantine requirements as well as lifting travel restrictions. A massive wave of infections quickly surged in the country, spreading to nearly all provinces in China. Sales in January improved sequentially, driven by the resumption of normal services at our restaurants and an earlier Chinese New Year holiday season, which coincided with the pivot in COVID policies. Many people traveled during the holiday for the first time since COVID-19 began. According to government statistics, the number of domestic travelers and related tourism spending during the 7-day Chinese New Year holiday increased year over year, but still remained below the 2019 level. Our same-store sales for the comparable Chinese New Year holiday also increased mid-single digits year over year, but remained below the 2019 level.

As the country enters the new phase of COVID response, we are cautiously optimistic. The overall business environment and consumer sentiment have improved but near-term uncertainties remain. Consumers tend to be more careful with spending after holidays. Experiences in other countries also suggest that further outbreaks following relaxation of COVID restrictions and emergence of different COVID variants may happen. A portion of the population may remain cautious about going out in public, while macroeconomic factors such as an inflationary environment and softening global economic conditions may weigh on consumer spending. As such, we are staying alert in this fluid situation and planning for multiple scenarios to capture growth opportunities and mitigate risks when needed. For further information on the risks associated with the COVID-19 pandemic, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Health concerns arising from outbreaks of viruses or other illnesses may have a material adverse effect on our business. The COVID-19 pandemic has had, and may continue to have, adverse effects on our results of operations, cash flows and financial condition.”

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

PRC Value-Added Tax

Effective May 1, 2016, a 6% output VAT replaced the 5% business tax (“BT”) previously applied to certain restaurant sales. Input VAT would be creditable to the aforementioned 6% output VAT. Our new retail business is generally subject to VAT rates at 9% or 13%. The latest VAT rates imposed on our purchase of materials and services included 13%, 9% and 6%, which were gradually changed from 17%, 13%, 11% and 6% since 2017. These rate changes impact our input VAT on all materials and certain services, mainly including construction, transportation and leasing. However, the impact on our operating results is not expected to be significant.

2022 Form 10-K

Entities that are VAT general taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as a VAT asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, on the Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT asset for recoverability, giving consideration to the indefinite life of VAT assets as well as its forecasted operating results and capital spending, which inherently includes significant assumptions that are subject to change. As of December 31, 2022 and 2021, the Company has not made an allowance for the recoverability of VAT assets, as the balance is expected to be utilized to offset against VAT payables or be refunded in the future.

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

As the benefits of certain VAT assets are expected to be realized within one year pursuant to Circular [2022] No. 21, $303 million of VAT assets as of June 30, 2022 were reclassified from Other assets to Prepaid expenses and other current assets. As of December 31, 2022, VAT assets of $88 million, VAT assets of $5 million and a net VAT payable of $7 million were recorded in Prepaid expenses and other current assets, Other assets and Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets.

The Company will continue to review the classification of VAT assets at each balance sheet date, giving consideration to the different local implementation practice of refunding the VAT assets and results of the potential administrative review.

We have been benefiting from the retail tax structure reform since it was implemented on May 1, 2016. However, the amount of our expected benefit from this VAT regime depends on a number of factors, some of which are outside of our control. The interpretation and application of the new VAT regime are not settled at some local governmental levels. In addition, China is in the process of enacting the prevailing VAT regulations into VAT law. However, the timetable for enacting the VAT law is not clear. As a result, for the foreseeable future, the benefit of this significant and complex VAT reform has the potential to fluctuate from quarter to quarter.

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

Consolidated Cash Flows

Net cash provided by operating activities was $1,413 million in 2022 as compared to $1,131 million in 2021. The increase was primarily driven by refunds of VAT assets. See Note 8.

Net cash used in investing activities was $522 million in 2022 as compared to $855 million in 2021. The decrease was mainly due to lapping the impact of cash consideration paid for the acquisition of Hangzhou KFC and equity investment in Sunner in 2021.

Net cash used in financing activities was $844 million in 2022 as compared to $313 million in 2021. The increase was primarily due to the resumption of share repurchases starting in the third quarter of 2021 and the cash consideration paid for the acquisition of an additional 20% equity interest in Suzhou KFC.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores and from our franchise operations and dividend payments from our unconsolidated affiliates. Our global offering in September 2020 provided us with $2.2 billion in net proceeds.

2022 Form 10-K

Our ability to fund our future operations and capital needs will primarily depend on our ongoing ability to generate cash from operations. We believe our principal uses of cash in the future will be primarily to fund our operations and capital expenditures for accelerating store network expansion and store remodeling, step up investments in digitalization, automation and logistics infrastructure, provide returns to our stockholders, as well as explore opportunities for acquisitions or investments that build and support our ecosystem. We believe that our future cash from operations, together with our funds on hand and access to capital markets, will provide adequate resources to fund these uses of cash and that our existing cash, net cash from operations and credit facilities will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months. We currently expect our fiscal year 2023 capital expenditures will be in the range of approximately $700 million to $900 million.

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

Dividends and Share Repurchases

On March 17, 2022, our board of directors increased the share repurchase authorization by $1 billion to an aggregate of $2.4 billion. Yum China may repurchase shares under this program from time to time in the open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. Starting in the second quarter of 2020 through July 2021, our share repurchases were suspended due to the impact of the COVID-19 pandemic. During the years ended December 31, 2022 and 2021, the Company repurchased $466 million or 10.5 million shares and $75 million or 1.3 million shares of common stock, respectively, under the repurchase program.

The Company paid a cash dividend of $0.12 per share for each quarter of 2021 and 2022. Total cash dividends of $202 million and $203 million were paid to stockholders in 2022 and 2021, respectively.

On February 7, 2023, the board of directors declared an increase in cash dividend to $0.13 per share, payable on March 28, 2023, to stockholders of record as of the close of business on March 7, 2023.

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

2022 Form 10-K

Borrowing Capacity

As of December 31, 2022, the Company had credit facilities of RMB4,518 million (approximately $655 million), comprised of onshore credit facilities of RMB3,000 million (approximately $435 million) in the aggregate and offshore credit facilities of $220 million in the aggregate.

The credit facilities had remaining terms ranging from less than one year to two years as of December 31, 2022. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China, Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, London Interbank Offered Rate (“LIBOR”) administered by the ICE Benchmark Administration, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Interest on any outstanding borrowings is due at least monthly. Some of the onshore credit facilities contain sub-limits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of December 31, 2022, we had outstanding bank guarantees of RMB209 million (approximately $30 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants. The credit facilities were therefore reduced by the same amount. There was a $2-million bank borrowing outstanding as of December 31, 2022, which was secured by a $1-million short-term investment. The bank borrowing was due within one year and included in Accounts payable and other current liabilities.

Material Cash Requirements

Our material short-term and long-term cash requirements as of December 31, 2022 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Finance Leases(a)	$62	$7	$12	$11	$32
Operating Leases(a)	2,814	552	837	617	808
Purchase Obligations(b)	478	148	108	181	41
Transition Tax(c)	34	7	27	—	—
Total	$3,388	$714	$984	$809	$881

(a)
These obligations, which are shown on a nominal basis, relate primarily to approximately 11,000 Company-owned restaurants. See Note 12 for additional information.

(b)
Purchase obligations relate primarily to capital expenditure commitment for infrastructure, as well as supply and service agreements. We have excluded agreements that are cancelable without penalty or have a remaining term not in excess of one year. Such commitments are generally near term in nature, will be funded from operating cash flows, and are not significant to the Company’s overall financial position.

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

In addition to the material cash requirements listed above, the Company and Lavazza Group have committed to contributing $100 million to the Lavazza joint venture, in proportion to their respective equity interest of 65% and 35%, respectively, by the end of the first quarter of 2023. The cash will be used to further develop the Lavazza coffee concept in China.

We had no material contingent obligations as of December 31, 2022. Please see Note 19 to the Consolidated Financial Statements for further discussion.

2022 Form 10-K

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

See Note 2 for details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08 Business Combinations (Topic 805) — Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). It requires issuers to apply ASC 606 Revenue from Contracts with Customers to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. We will adopt this standard in the first quarter of 2023, and do not expect the adoption of this standard will have a material impact on our financial statements.

In March 2022, the FASB issued ASU 2022-01 Fair Value Hedging—Portfolio Layer Method (“ASU 2022-01”), which allows entities to expand their use of the portfolio layer method for fair value hedges of interest rate risk. Under the guidance, entities can hedge all financial assets under the portfolio layer method and designate multiple hedged layers within a single closed portfolio. The guidance also clarifies the accounting for fair value hedge basis adjustments in portfolio layer hedges and how these adjustments should be disclosed. We will adopt this standard in the first quarter of 2023, and do not expect the adoption of this standard will have a material impact on our financial statements.

In March 2022, the FASB issued ASU 2022-02 Financial Instrument—Credit Losses (“ASU 2022-02”), amending ASC 310 to eliminate the recognition and measurement guidance for a troubled debt restructuring for creditors that have adopted ASC 326 and requiring them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The guidance also requires entities to present gross write-offs by year of origination in their vintage disclosures. We will adopt this standard in the first quarter of 2023, and do not expect the adoption of this standard will have a material impact on our financial statements.

In June 2022, the FASB issued ASU 2022-03 Fair Value Measurement—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restriction (“ASU 2022-03”), clarifying that a contractual restriction on the sales of an equity security is not considered part of the unit of account of the equity security, and therefore, is not considered when measuring fair value. The guidance also clarifies that a contractual sales restriction should not be recognized as a separate unit of account. We will adopt this standard in the first quarter of 2023, and do not expect the adoption of this standard will have a material impact on our financial statements.

In September 2022, the FASB issued ASU 2022-04 Liabilities—Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”), requiring entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about their obligations outstanding at the end of the reporting period. We will adopt this standard in the first quarter of 2023, and do not expect the adoption of this standard will have a material impact on our financial statements.

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

2022 Form 10-K

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

2022 Form 10-K

We evaluate indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist. We perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter. When we evaluate these assets for impairment, we have the option to first perform a qualitative assessment to determine whether an intangible asset group is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of the intangible asset group is less than its carrying amount, we will then perform a quantitative assessment. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset. The discount rate is our estimate of the required rate-of-return that a third-party buyer would expect to receive. These estimates are highly subjective, and our ability to achieve the forecasted cash is affected by factors such as changes in our operating performance and business strategies and changes in economic conditions. Our indefinite-lived intangible assets had a book value of $130 million and $141 million as of December 31, 2022 and 2021, respectively, representing two material indefinite-lived intangible assets, which are our Little Sheep and Huang Ji Huang trademarks.

In the year ended December 31, 2022, considering the continuing adverse effects of the COVID-19 pandemic, we performed quantitative impairment assessments for the Little Sheep and Huang Ji Huang trademarks and the fair value estimate exceeded their carrying amount. Fair value of the Little Sheep and Huang Ji Huang trademarks was determined using a relief-from-royalty valuation approach that was based on unobservable inputs, including estimated future revenues as well as the selection of an appropriate discount rate based on weighted-average cost of capital which includes company-specific risk premium, which are considered Level 3 inputs. No impairment charges on trademarks related to Little Sheep and Huang Ji Huang were recorded in 2022 and 2021.

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

2022 Form 10-K

Our goodwill of $1,988 million as of December 31, 2022 was related to the KFC, Pizza Hut, Huang Ji Huang and Lavazza reporting units. In the year ended December 31, 2022, considering the continuing adverse effects of the COVID-19 pandemic, we performed quantitative impairment assessments for goodwill related to Huang Ji Huang and the fair value estimate exceeded its carrying amount. The fair value of Huang Ji Huang reporting unit was based on the estimated price a willing buyer would pay, and was determined using an income approach with future cash flow estimates supported by estimated future sales, margin, as well as the selection of an appropriate discount rate based on weighted-average cost of capital which includes company-specific risk premium. We elected to perform a qualitative impairment assessment for each of our individual reporting units of KFC, Pizza Hut and Lavazza in 2022. Based on our qualitative assessment, the Company concluded that no changes in events or circumstances have occurred that indicated impairment may exist and it was more likely than not that the fair value of the reporting units exceeds their carrying amount and therefore no quantitative assessment was required. No impairment charge on goodwill was recorded in 2022 and 2021.

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

We estimated the fair value of stock options and SARs at the grant date using the Black-Scholes option-pricing model (“the BS model”). It should be noted that the option-pricing model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate and, as a result, our operating profit and net income. PSUs have market conditions that are based on the closing price of Yum China’s stock or relative total shareholder return against the MSCI China Index measured over the performance period. The fair values of PSUs have been determined based on the outcome of a Monte-Carlo Simulation model (the “MCS model”).

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

2022 Form 10-K

Income Taxes

Uncertain Tax Positions

We are subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other tax authorities with respect to income and non-income based taxes. We recognize the benefit of positions taken or expected to be taken in our tax returns when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. At December 31, 2022 and 2021, we had $21 million and $20 million, respectively, of unrecognized tax benefits related to the uncertainty with regard to the deductibility of certain business expenses incurred. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

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

Unremitted Earnings of Foreign Subsidiaries

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. Except for the planned but yet to be distributed earnings, we have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31, 2017 was subject to the one-time transition tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes. We estimate that our total temporary difference for which we have not provided foreign withholding taxes is approximately $3 billion at December 31, 2022. The foreign withholding tax rate on this amount is 5% or 10% depending on the manner of repatriation and the applicable tax treaties or tax arrangements.

See Note 17 of the Consolidated Financial Statements for a further discussion of our income taxes.

2022 Form 10-K

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

As substantially all of the Company’s long-lived assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the year ended December 31, 2022, the Company’s operating profit would have decreased approximately $62 million if RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

2022 Form 10-K

Item 8. Financial Statements and Supplementary Data.

Financial Statement Schedules

No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above-listed financial statements or notes thereto.

2022 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Yum China Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Yum China Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

2022 Form 10-K

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

Assessment of impairment of long-lived assets of restaurants

As discussed in Notes 2, 8 and 12 to the consolidated financial statements, property, plant and equipment, net and operating lease right-of-use assets were US$2,118 million and US$2,219 million, respectively, as of December 31, 2022, which included the long-lived assets of the Company’s restaurants. For restaurant assets with indicators that the carrying value may not be recoverable, the Company evaluates recoverability of these assets by comparing the forecasted undiscounted cash flows of the restaurant’s operations to the carrying value of such assets. For restaurant assets that are not deemed to be recoverable, the Company writes down the restaurant assets to the estimated fair value. The Company determines the fair value of the restaurant assets based on the higher of the forecasted discounted cash flows of the restaurant’s operations and the price market participants would pay to sub-lease the operating lease right-of-use assets and acquire the remaining restaurant assets.

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

2022 Form 10-K

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

Shanghai, China
March 1, 2023

2022 Form 10-K

Consolidated Statements of Income

Yum China Holdings, Inc.

Years ended December 31, 2022, 2021 and 2020

(in US$ millions, except per share data)

	2022	2021	2020
Revenues
Company sales	$9,110	$8,961	$7,396
Franchise fees and income	81	153	148
Revenues from transactions with franchisees and unconsolidated affiliates	287	663	647
Other revenues	91	76	72
Total revenues	9,569	9,853	8,263
Costs and Expenses, Net
Company restaurants
Food and paper	2,836	2,812	2,342
Payroll and employee benefits	2,389	2,258	1,730
Occupancy and other operating expenses	2,604	2,664	2,226
Company restaurant expenses	7,829	7,734	6,298
General and administrative expenses	594	564	479
Franchise expenses	34	64	65
Expenses for transactions with franchisees and unconsolidated affiliates	279	649	633
Other operating costs and expenses	78	65	57
Closures and impairment expenses, net	32	34	55
Other expenses (income), net	94	(643)	(285)
Total costs and expenses, net	8,940	8,467	7,302
Operating Profit	629	1,386	961
Interest income, net	84	60	43
Investment (loss) gain	(26)	(54)	104
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	687	1,392	1,108
Income tax provision	(207)	(369)	(295)
Equity in net earnings (losses) from equity method investments	(2)	—	—
Net income – including noncontrolling interests	478	1,023	813
Net income – noncontrolling interests	36	33	29
Net Income – Yum China Holdings, Inc.	$442	$990	$784
Weighted-average common shares outstanding (in millions):
Basic	421	422	390
Diluted	425	434	402
Basic Earnings Per Common Share	$1.05	$2.34	$2.01
Diluted Earnings Per Common Share	$1.04	$2.28	$1.95

See accompanying Notes to Consolidated Financial Statements.

2022 Form 10-K

Consolidated Statements of Comprehensive Income

Yum China Holdings, Inc.

Years ended December 31, 2022, 2021 and 2020

(in US$ millions)

	2022	2021	2020
Net income – including noncontrolling interests	$478	$1,023	$813
Other comprehensive (loss) income, net of tax of nil
Foreign currency translation adjustments	(431)	108	230
Comprehensive income – including noncontrolling interests	47	1,131	1,043
Comprehensive (loss) income – noncontrolling interests	(24)	40	43
Comprehensive Income – Yum China Holdings, Inc.	$71	$1,091	$1,000

See accompanying Notes to Consolidated Financial Statements.

2022 Form 10-K

Consolidated Statements of Cash Flows

Yum China Holdings, Inc.

Years ended December 31, 2022, 2021 and 2020

(in US$ millions)

	2022	2021	2020
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$478	$1,023	$813
Depreciation and amortization	602	516	450
Non-cash operating lease cost	435	424	368
Closures and impairment expenses	32	34	55
Gain from re-measurement of equity interest upon acquisition	—	(628)	(239)
Investment loss (gain)	26	53	(104)
Equity income from investments in unconsolidated affiliates	—	(44)	(62)
Distributions of income received from unconsolidated affiliates	7	32	55
Deferred income taxes	(20)	160	111
Share-based compensation expense	42	41	36
Changes in accounts receivable	(1)	(5)	(15)
Changes in inventories	(19)	(16)	17
Changes in prepaid expenses and other current assets and VAT assets (Note 8(a))	207	(72)	(17)
Changes in accounts payable and other current liabilities	16	118	65
Changes in income taxes payable	25	(26)	17
Changes in non-current operating lease liabilities	(396)	(461)	(394)
Other, net	(21)	(18)	(42)
Net Cash Provided by Operating Activities	1,413	1,131	1,114
Cash Flows – Investing Activities
Capital spending	(679)	(689)	(419)
Purchases of short-term investments and long-term time deposits	(5,189)	(6,139)	(4,556)
Maturities of short-term investments and long-term time deposits	5,365	6,383	2,061
Contributions to unconsolidated affiliates	—	—	(17)
Acquisition of business, net of cash acquired	(23)	(115)	(288)
(Acquisitions) disposal of equity investments	—	(300)	54
Other, net	4	5	56
Net Cash Used in Investing Activities	(522)	(855)	(3,109)
Cash Flows – Financing Activities
Common stock issuance proceeds, net of issuance costs	—	—	2,195
Repurchase of shares of common stock	(466)	(75)	(8)
Cash dividends paid on common stock	(202)	(203)	(95)
Dividends paid to noncontrolling interests	(72)	(57)	(33)
Acquisitions of noncontrolling interests	(113)	—	—
Contributions from noncontrolling interests	18	37	—
Payment of acquisition related holdback	(7)	(8)	—
Other, net	(2)	(7)	(1)
Net Cash (Used in) Provided by Financing Activities	(844)	(313)	2,058
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(53)	15	40
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(6)	(22)	103
Cash, Cash Equivalents and Restricted Cash - Beginning of Year	1,136	1,158	1,055
Cash, Cash Equivalents and Restricted Cash - End of Year	$1,130	$1,136	$1,158

Supplemental Cash Flow Data
Cash paid for income tax	204	255	170
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	181	269	203

See accompanying Notes to Consolidated Financial Statements.

2022 Form 10-K

Consolidated Balance Sheets

Yum China Holdings, Inc.

December 31, 2022 and 2021

(in US$ millions)

	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$1,130	$1,136
Short-term investments	2,022	2,860
Accounts receivable, net	64	67
Inventories, net	417	432
Prepaid expenses and other current assets	307	221
Total Current Assets	3,940	4,716
Property, plant and equipment, net	2,118	2,251
Operating lease right-of-use assets	2,219	2,612
Goodwill	1,988	2,142
Intangible assets, net	159	272
Long-term time deposits	680	90
Investments in unconsolidated affiliates	266	292
Deferred income tax assets	113	106
Other assets	343	742
Total Assets	11,826	13,223
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	2,098	2,332
Income taxes payable	68	51
Total Current Liabilities	2,166	2,383
Non-current operating lease liabilities	1,906	2,286
Non-current finance lease liabilities	42	40
Deferred income tax liabilities	390	425
Other liabilities	162	167
Total Liabilities	4,666	5,301

Redeemable Noncontrolling Interest	12	14

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 419 million shares and 449 million shares issued at December 31, 2022 and 2021, respectively; 419 million shares and 428 million shares outstanding at December 31, 2022 and 2021, respectively	4	4
Treasury stock	—	(803)
Additional paid-in capital	4,390	4,695
Retained earnings	2,191	2,892
Accumulated other comprehensive (loss) income	(103)	268
Total Yum China Holdings, Inc. Stockholders' Equity	6,482	7,056
Noncontrolling interests	666	852
Total Equity	7,148	7,908
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$11,826	$13,223

See accompanying Notes to Consolidated Financial Statements.

2022 Form 10-K

Consolidated Statements of Equity

Yum China Holdings, Inc.

Years ended December 31, 2022, 2021 and 2020

(in US$ millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	(Loss) Income	Shares*	Amount	Interests	Equity	Interest
Balance at December 31, 2019	395	$4	$2,427	$1,416	$(49)	(19)	$(721)	$98	$3,175	$—
Net Income				784				29	813	—
Foreign currency translation adjustments					216			14	230	—
Comprehensive income									1,043	—
Dividends declared								(32)	(32)
Cash dividends declared ($0.24 per common share)				(95)					(95)
Acquisition of business								144	144	12
Issuance of common stock, net of issuance costs	42	—	2,193						2,193
Repurchase of shares of common stock						—	(7)		(7)
Exercise and vesting of share-based awards	3	—	2						2
Share-based compensation			36						36
Balance at December 31, 2020	440	$4	$4,658	$2,105	$167	(20)	$(728)	$253	$6,459	$12
Net Income				990				32	1,022	1
Foreign currency translation adjustments					101			7	108	—
Comprehensive income									1,130	1
Dividends declared								(39)	(39)
Cash dividends declared ($0.48 per common share)				(203)					(203)
Acquisition of business								562	562
Contributions from noncontrolling interests								37	37
Repurchase of shares of common stock						(1)	(75)		(75)
Exercise and vesting of share-based awards	2	—	(3)						(3)
Exercise of the warrants	8	—	—						—
Share-based compensation			41						41
Revaluation of redeemable noncontrolling interest			(1)						(1)	1
Balance at December 31, 2021	449	$4	$4,695	$2,892	$268	(21)	$(803)	$852	$7,908	$14
Net Income (Loss)				442				37	479	(1)
Foreign currency translation adjustments					(371)			(60)	(431)	—
Comprehensive income									48	(1)
Dividends declared								(81)	(81)
Cash dividends declared ($0.48 per common share)				(202)					(202)
Contributions from noncontrolling interests								18	18
Repurchase and retirement of shares	(31)	—	(328)	(941)		21	803		(466)
Exercise and vesting of share-based awards	1	—	(3)						(3)
Share-based compensation			41						41
Acquisition of noncontrolling interest			(15)					(100)	(115)	(1)
Balance at December 31, 2022	419	$4	$4,390	$2,191	$(103)	—	$—	$666	$7,148	$12

*: Shares may not add due to rounding.

See accompanying Notes to Consolidated Financial Statements.

2022 Form 10-K

Notes to Consolidated Financial Statements

(Tabular amounts in US$ millions, except as otherwise noted)

Note 1 – Description of Business

Yum China Holdings, Inc. (“Yum China” and, together with its subsidiaries, the “Company,” “we,” “us,” and “our”) was incorporated in Delaware on April 1, 2016.

The Company owns, franchises or has ownership in entities that own and operate restaurants (also referred to as “stores” or “units”) under the KFC, Pizza Hut, Taco Bell, Lavazza, Little Sheep and Huang Ji Huang concepts (collectively, the “concepts”). In connection with the separation of the Company in 2016 from its former parent company, Yum! Brands, Inc. (“YUM”), a master license agreement was entered into between Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company and YUM, through YRI China Franchising LLC, a subsidiary of YUM, effective from January 1, 2020 and previously through Yum! Restaurants Asia Pte. Ltd., another subsidiary of YUM, from October 31, 2016 to December 31, 2019, for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China (the “PRC” or “China”), excluding Hong Kong, Macau and Taiwan. The term of the license is 50 years from October 31, 2016 for the KFC and Pizza Hut brands and, subject to achieving certain agreed-upon milestones, 50 years from April 15, 2022 for the Taco Bell brand, with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to us being in “good standing” and unless we give notice of our intent not to renew. In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. We own the intellectual property of Little Sheep and Huang Ji Huang and pay no license fee related to these concepts.

In 1987, KFC was the first quick-service restaurant brand to enter China. As of December 31, 2022, there are over 9,000 KFC stores in China. We maintain a 58%, 70%, and 83% controlling interest in the entities that own and operate the KFCs in and around Shanghai, Beijing and Wuxi, respectively. During the third quarter of 2020, the Company completed the acquisition of an additional 25% equity interest in an unconsolidated affiliate that operates KFC stores in and around Suzhou, China (“Suzhou KFC”), for cash consideration of $149 million. Upon closing of the acquisition, the Company increased its equity interest to 72%, allowing the Company to consolidate Suzhou KFC. In December 2022, the Company acquired an additional 20% equity interest in Suzhou KFC for cash consideration of $115 million, bringing our total ownership to 92%. During the fourth quarter of 2021, the Company completed its investment of a 28% equity interest in Hangzhou Catering Service Group (“Hangzhou Catering”), for cash consideration of $255 million. Upon closing, the Company directly and indirectly holds an approximately 60% equity interest in the Hangzhou KFC joint venture that operates KFC stores in and around Hangzhou, China (“Hangzhou KFC”), allowing the Company to consolidate Hangzhou KFC. These acquisitions were considered immaterial.

The first Pizza Hut in China opened in 1990. As of December 31, 2022, there are over 2,900 Pizza Hut restaurants in China.

In the second quarter of 2020, the Company partnered with Luigi Lavazza S.p.A. (“Lavazza Group”), the world renowned family-owned Italian coffee company, and entered into a joint venture to explore and develop the Lavazza coffee concept in China. In September 2021, the Company and Lavazza Group entered into agreements for the previously formed joint venture (“Lavazza joint venture”) to accelerate the expansion of Lavazza coffee shops in China. Upon execution of these agreements, the Company controls and consolidates the joint venture with its 65% equity interest. The acquisition was considered immaterial.

In 2017, the Company acquired a controlling interest in the holding company of DAOJIA.com.cn (“Daojia”), an online food delivery service provider in China. This business was extended to also include a team managing the delivery services for restaurants, including restaurants in our system, with their results reported under our delivery operating segment.

As part of our strategy to drive growth from off-premise occasions, we also developed our own retail brand operations, Shaofaner, which sells packaged foods through online and offline channels. The operating results of Shaofaner are included in our e-commerce business operating segment.

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of Taco Bell, Lavazza, Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, our delivery operating segment and our e-commerce business, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Additional details on our segment reporting are included in Note 18.

2022 10-K

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “YUMC”. On September 10, 2020, the Company completed a secondary listing of its common stock on the Main Board of the Hong Kong Stock Exchange (“HKEX”) under the stock code “9987,” in connection with a global offering of 41,910,700 shares of its common stock. Net proceeds raised by the Company from the global offering after deducting underwriting fees and the offering expenses amounted to $2.2 billion. On October 24, 2022, the Company’s voluntary conversion of its secondary listing status to a primary listing status on the HKEX became effective (“Primary Conversion”) and the Company became a dual primary listed company on the NYSE and HKEX. On the same day, the Company’s shares of common stock traded on the HKEX were included in the Shanghai-Hong Kong Stock Connect and Shenzhen-Hong Kong Stock Connect. The Company’s common stock listed on the NYSE and HKEX continue to be fully fungible.

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

Our most significant variable interests are in entities that operate restaurants under franchise arrangements. We do not generally have an equity interest in our franchisee businesses. Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees. We have variable interests in certain entities that operate restaurants under franchise agreements through real estate lease arrangements with them to which we are a party. At December 31, 2022, the Company had future lease payments due from franchisees, on a nominal basis, of approximately $29 million. As our franchise arrangements provide our franchisee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

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

We consolidate the entities that operate KFCs in and around Shanghai, Beijing, Wuxi, Suzhou and Hangzhou, as well as the Lavazza joint venture where we have controlling interests since the respective acquisition dates.

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

2022 10-K

Franchise Operations. We execute agreements which set out the terms of our arrangement with franchisees. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and their payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

The 3% license fees we pay to YUM for the right to sublicense the KFC, Pizza Hut and Taco Bell intellectual property to franchisees and unconsolidated affiliates that operate our concepts are recorded in Franchise expenses. License fees due to YUM for our Company-owned stores are included in Occupancy and other operating expenses. Total license fees paid to YUM were $277 million, $298 million and $256 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Certain direct costs of our franchise operations are charged to Franchise expenses. These costs include provisions for estimated uncollectible fees, rent or depreciation expense associated with restaurants we sub-lease to franchisees, and certain other direct incremental franchise support costs.

We also have certain transactions with franchisees and unconsolidated affiliates that operate our concepts, which consist primarily of sales of food and paper products, advertising services, delivery services and other services provided to franchisees and unconsolidated affiliates that operate our concepts. Related expenses are included in Expenses for transactions with franchisees and unconsolidated affiliates.

Revenue Recognition. The Company’s revenues primarily include Company sales, Franchise fees and income and Revenues from transactions with franchisees and unconsolidated affiliates that operate our concepts.

Company Sales

Revenues from Company-owned restaurants are recognized when a customer takes possession of the food and tenders payment, which is when our obligation to perform is satisfied. The Company presents sales net of sales-related taxes. We also offer our customers delivery through both our own mobile applications and third-party aggregators’ platforms, and we primarily use our dedicated riders to deliver orders. When orders are fulfilled by our dedicated riders, we control and determine the price for the delivery service and generally recognize revenue, including delivery fees, when a customer takes possession of the food. When orders are fulfilled by the delivery staff of third-party aggregators, who control and determine the price for the delivery service, we recognize revenue, excluding delivery fees, when control of the food is transferred to the third-party aggregators’ delivery staff. The payment terms with respect to these sales are short-term in nature.

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

Our privilege membership programs offer privilege members rights to multiple benefits, such as free delivery and discounts on certain products. For certain KFC and Pizza Hut privilege membership programs offering a pre-defined amount of benefits that can be redeemed ratably over the membership period, revenue is ratably recognized over the period based on the elapse of time. With respect to the KFC and Pizza Hut privilege membership program offering members a mix of distinct benefits, including a welcome gift and assorted discount coupons with pre-defined quantities, consideration collected is allocated to the benefits provided based on their relative standalone selling price and revenue is recognized when food or services are delivered or the benefits expire. In determining the relative standalone selling price of the benefits, the Company considers likelihood of future redemption based on historical redemption pattern and reviews such estimates periodically based upon the latest available information regarding redemption and expiration patterns.

Franchise Fees and Income

Franchise fees and income primarily include upfront franchise fees, such as initial fees and renewal fees, and continuing fees. We have determined that the services we provide in exchange for upfront franchise fees and continuing fees are highly interrelated with the franchise right. We recognize upfront franchise fees received from a franchisee as revenue over the term of the franchise agreement or the renewal agreement because the franchise rights are accounted for as rights to access our symbolic intellectual property. The franchise agreement term is generally 10 years for KFC and Pizza Hut, generally five years for Little Sheep, and three to 10 years for Huang Ji Huang. We recognize continuing fees, which are based upon a percentage of franchisee sales, as those sales occur.

2022 10-K

Revenues from Transactions with Franchisees and Unconsolidated Affiliates

Revenues from transactions with franchisees and unconsolidated affiliates consist primarily of sales of food and paper products, advertising services, delivery services and other services provided to franchisees and unconsolidated affiliates that operate our concepts.

The Company centrally purchases substantially all food and paper products from suppliers for substantially all of our restaurants, including franchisees and unconsolidated affiliates that operate our concepts, and then sells and delivers them to the restaurants. In addition, the Company owns seasoning facilities for its Chinese dining business unit, which manufacture and sell seasoning products to Huang Ji Huang and Little Sheep franchisees. The Company also provides delivery services to franchisees and unconsolidated affiliates that operate our concepts. The performance obligation arising from such transactions is considered distinct from the franchise agreement as it is not highly dependent on the franchise agreement and the customer can benefit from such services on its own. We consider ourselves the principal in this arrangement as we have the ability to control a promised good or service before transferring that good or service to the franchisees and unconsolidated affiliates that operate our concepts. Revenue is recognized upon transfer of control over ordered items or services, generally upon delivery to the franchisees and unconsolidated affiliates that operate our concepts.

For advertising services, the Company often engages third parties to provide services and acts as a principal in the transaction based on our responsibilities of defining the nature of the services and administering and directing all marketing and advertising programs in accordance with the provisions of our franchise agreements. The Company collects advertising contributions, which are generally based on certain percentage of sales from substantially all of our restaurants, including franchisees and unconsolidated affiliates that operate our concepts. Other services provided to franchisees and unconsolidated affiliates consist primarily of customer and technology support services. Advertising services and other services provided are highly interrelated to franchise right, and are not considered individually distinct. We recognize revenue when the related sales occur.

Other Revenues

Other revenues primarily include i) sales of products to customers through e-commerce channels and the sale of our seasoning products to distributors, and ii) revenues from logistics and warehousing services provided to third parties through our supply chain network. Our segment disclosures also include revenues relating to delivery services that were provided to our Company-owned restaurants and, therefore, were eliminated for consolidation purposes.

Other revenues are recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.

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

Direct Marketing Costs. We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown. Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant. Our direct marketing expenses incurred for Company-owned restaurants were $343 million, $368 million and $307 million in 2022, 2021 and 2020, respectively, and were included in Occupancy and other operating expenses. In addition, the direct marketing costs incurred for franchisees and unconsolidated affiliates that operate our concepts were $23 million, $55 million and $60 million in 2022, 2021 and 2020, respectively, and were recorded in Expenses for transactions with franchisees and unconsolidated affiliates.

2022 10-K

Research and Development Expenses. Research and development expenses associated with our food innovation activities, which are expensed as incurred, are reported in general and administrative ("G&A") expenses. Research and development expenses were $6 million, $6 million and $3 million in 2022, 2021 and 2020, respectively.

Share-Based Compensation. Prior to the separation, all employee equity awards were granted by YUM. Upon the separation, holders of outstanding YUM equity awards generally received both adjusted YUM awards and Yum China awards, or adjusted awards of either YUM or Yum China in their entirety, to maintain the pre-separation intrinsic value of the awards. The modified equity awards have the same terms and conditions as the awards held immediately before the separation, except the number of shares and the price were adjusted. The incremental compensation cost, measured as the excess of the fair value of the award immediately after the modification over the fair value of the award immediately before the modification, based on Black-Scholes option-pricing model was immaterial, and YUM and the Company continue to recognize the unamortized fair value of the awards over the remaining requisite service period as their respective employees continue to provide services. All awards granted following the separation were granted under the Company’s long term incentive plans adopted in 2016 and 2022.

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

2022 10-K

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

Government Subsidies. Government subsidies generally consist of financial subsidies received from provincial and local governments for operating a business in their jurisdictions and compliance with specific policies promoted by the local governments. The eligibility to receive such benefits and amount of financial subsidy to be granted are determined at the discretion of the relevant government authorities. Government subsidies are recognized when it is probable that the Company will comply with the conditions attached to them, and the subsidies are received. If the subsidy is related to an expense item, it is recognized as a reduction to the related expense to match the subsidy to the costs that it is intended to compensate. If the subsidy is related to an asset, it is deferred and recorded in Other liabilities and then recognized ratably over the expected useful life of the related asset in the Consolidated Statements of Income. The balances of deferred government subsidies included in Other liabilities were immaterial as of both December 31, 2022 and 2021. There were no significant commitment or contingencies for the government subsidies received for the years ended December 31, 2022, 2021 and 2020.

Government subsidies in the form of cash were recognized as reduction in following expense line items in our Consolidated Statements of Income as follows:

Costs and Expenses, Net	2022	2021	2020
Company restaurant
Payroll and employee benefits(a)	$15	$14	$19
Occupancy and other operating expenses	3	3	2
Company restaurant expenses	18	17	21
General and administrative expenses	26	28	30
Total	$44	$45	$51
(a)
This primarily represents government subsidies for employee benefits and providing trainings to employees, with higher amounts received during the three years (2020-2022) impacted by the COVID-19 pandemic.

Based on the policy related to COVID-19 issued in 2020 on reducing enterprise social security contribution and utility expenses, the Company also recorded one-time relief of $33 million and $59 million during 2022 and 2020, respectively, which were recognized as a reduction to the Company restaurant expenses and G&A expenses.

2022 10-K

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

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. Except for the planned but yet to be distributed earnings, we have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31, 2017 was subject to the one-time transition tax under the Tax Cuts and Jobs Act (“Tax Act”) as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes.

Pursuant to the China Enterprise Income Tax Law (“EIT Law”), a 10% PRC withholding tax is generally levied on dividends declared by companies in China to their non-resident enterprise investors unless otherwise reduced according to treaties or arrangements between the Chinese central government and the governments of other countries or regions where the non-China resident enterprises are incorporated. Hong Kong has a tax arrangement with mainland China that provides for a 5% withholding tax on dividends distributed to a Hong Kong resident enterprise, upon meeting certain conditions and requirements, including, among others, that the Hong Kong resident enterprise own at least 25% equity interest of the Chinese enterprise and is a “beneficial owner” of the dividends. We believe that our principal Hong Kong subsidiary, which is the equity holder of our Chinese subsidiaries operating substantially all of our KFC and Pizza Hut restaurants, met the relevant requirements pursuant to the tax arrangement between mainland China and Hong Kong in 2018 and is expected to meet the requirements in the subsequent years; thus, it is more likely than not that our dividends or earnings expected to be repatriated to our principal Hong Kong subsidiary since 2018 are subject to the reduced withholding tax of 5%.

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

2022 10-K

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

Cash and Cash Equivalents. Cash equivalents represent highly liquid investments with original maturities not exceeding three months and are primarily comprised of time deposits, fixed income debt securities and money market funds. Cash and overdraft balances that meet the criteria for right to offset are presented net on our Consolidated Balance Sheets. See Note 13 for detail discussion on our Cash equivalents.

Short-term Investments. Short-term investments purchased primarily represent i) time deposits, fixed income debt securities with original maturities of over three months but less than one year when purchased; ii) time deposits with original maturities over one year but are expected to be realized in cash during the next 12 months; iii) variable return investments offered by financial institutions measured at fair value; and iv) certain structured deposits that are principal-protected and provide returns in the form of both fixed and variable interests with original maturities of less than one year. Such variable interest rates indexed to gold prices or foreign exchange rates are considered embedded derivatives and bifurcated from host contracts, and measured at fair value on a recurring basis. The fair value change of the embedded derivatives is recorded in Investment gain or loss in the Consolidated Statements of Income. The remaining host contracts to receive guaranteed principal and fixed interest are measured at amortized cost, with accretion of interest recorded in Interest income in the Consolidated Statements of Income. As of December 31, 2022, the fair value of embedded derivatives included in Short-term investments was immaterial. See Note 13 for detail discussion on our Short-term investments.

Long-term Time Deposits. Long-term time deposits represent time deposits bearing fixed interest rate with remaining maturities exceeding one year for which the Company has the positive intent to hold for more than one year. In 2021, certain time deposits held by the Company had the remaining maturity over one year, but were classified as Short-term investments as management had the positive intent and ability to hold these investments within 12 months at the time. In December 2022, the Company changed its intent and planned to hold these deposits up to three years in order to enhance the investment return. Accordingly, the Company reclassified all outstanding time deposits with the remaining maturity over one year from Short-term investments to Long-term time deposits. See Note 13 for detail discussion on our Long-term time deposits.

Accounts Receivable. Accounts Receivable primarily consist of trade receivables and royalties from franchisees, and are generally due within 30 days of the period in which the corresponding sales occur. Our provision of credit losses for accounts receivable is based upon the current expected credit losses ("CECL") model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of December 31, 2022 and 2021, the ending balances of provision for accounts receivable were $2 million and $1 million, respectively, and amounts of accounts receivable past due were immaterial.

Receivables from Payment Processors or Aggregators. Receivables from payment processors such as WeChat and Alipay or aggregators are cash due from them for clearing transactions and are included in Prepaid expenses and other current assets. The cash was paid by customers through these payment processors or aggregators for food provided by the Company. The Company considers and monitors the credit worthiness of the third-party payment processors and aggregators used. We adopted the same methodology of estimating expected credit losses based upon the CECL model as described above. Receivable balances are written off after all collection efforts have been exhausted. As of December 31, 2022 and 2021, no allowance for doubtful accounts was provided for such receivables.

Inventories. We value our inventories at the lower of cost (computed on the first-in, first-out method) or net realizable value.

Property, Plant and Equipment. We state PP&E at cost less accumulated depreciation and amortization. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets as follows: generally 20 to 50 years for buildings, the lesser of estimated useful lives (generally 5 to 12 years) and remaining lease term for leasehold improvements, 3 to 10 years for restaurant machinery and equipment and 3 to 5 years for capitalized software costs. We suspend depreciation and amortization on assets related to restaurants that are held for sale. The useful life of PP&E is periodically reviewed.

2022 10-K

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

We capitalize software costs incurred in connection with developing or obtaining computer software for internal use. We capitalize payroll and payroll-related costs for employees that are directly attributable to the development of our internal-use software. Internal costs incurred in the software application development stage are capitalized and amortized over the estimated useful lives of software. Costs associated with planning and post-implementation operation and software maintenance costs are expensed and included in G&A expenses.

Leases. ROU assets and lease liabilities are recognized upon lease commencement for operating leases based on the present value of lease payments over the lease term. As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate at the lease commencement date in determining the imputed interest and present value of lease payments. The incremental borrowing rate was determined using a portfolio approach based on the rate of interest that we would have to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The incremental borrowing rate is primarily influenced by the risk-free interest rate of China, the Company’s credit rating and lease term, and is updated on a quarterly basis for measurement of new lease liabilities.

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

From time to time, we purchase the rights to use government-owned land and the building occupying the land for a fixed period of time. Prior to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASC 842”), these land use rights and related buildings were recorded in Other Assets and Property, Plant and Equipment in our Consolidated Balance Sheets, and are amortized on a straight-line basis over the term of the land use rights. Upon the adoption of ASC 842 on January 1, 2019, land use rights acquired are assessed in accordance with ASC 842 and recognized in ROU assets if they meet the definition of lease.

See Note 12 for further discussions on our leases.

Goodwill and Intangible Assets. From time to time, the Company acquires restaurants from our existing franchisees or acquires another business, including restaurants business of unconsolidated affiliates that operate our concepts. Goodwill from these acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. Goodwill is not amortized and has been assigned to reporting units for purposes of impairment testing. Our reporting units are our individual operating segments.

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

2022 10-K

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

2022 10-K

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

Entities that are VAT general taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as a VAT asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, on the Consolidated Balance Sheets. VAT assets are classified as Prepaid expenses and other current assets if they are expected to be used within one year. At each balance sheet date, the Company reviews the outstanding balance of VAT assets for recoverability assessment.

2022 10-K

Earnings Per Share. Basic earnings per share represent net earnings to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. See Note 5 for further information.

Common Stock Repurchases. We may repurchase shares of Yum China common stock under a program authorized by our board of directors from time to time in open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. Shares repurchased are included in treasury stock in the financial statements until they are retired. When repurchased shares are retired, the Company's accounting policy is to allocate the excess of the repurchase price over the par value of shares acquired between Additional paid-in capital and Retained earnings. The amount allocated to Additional paid-in capital is based on the value of Additional paid-in capital per share outstanding at the time of retirement and the number of shares to be retired. Any remaining amount is allocated to Retained earnings. In connection with the Primary Conversion, all shares repurchased and included in the treasury stock were immediately retired. See Note 16 for further information.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law in the U.S. The IRA contains certain tax measures, including an excise tax of 1% on net share repurchases that occur after December 31, 2022. Any excise tax incurred on share repurchases will generally be recognized as part of the cost of the shares repurchased.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) — Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). It requires issuers to make annual disclosures about government assistance, including the nature of the transaction, the related accounting policy, the financial statement line items affected and the amounts applicable to each financial statement line item, as well as any significant terms and conditions, including commitments and contingencies. We adopted ASU 2021-10 during 2022 using the retrospective approach. See Note 2 for related disclosure.

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

2022 10-K

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

In addition to its equity interest in Hangzhou KFC, Hangzhou Catering operates approximately 60 Chinese dining restaurants under four time-honored brands and a food processing business. The Company applies equity method of accounting to the 28% equity interests in Hangzhou Catering excluding the Hangzhou KFC business and classified this investment in Investment in unconsolidated affiliates based on its then fair value. The Company elected to report its share of Hangzhou Catering’s financial results with a one-quarter lag because its results are not available in time for the Company to record them in the concurrent period. The Company's equity income (loss) from Hangzhou Catering, net of taxes, was immaterial for the years ended December 31, 2022 and 2021, and included in Equity in net earnings (losses) from equity method investments in our Consolidated Statement of Income. As of December 31, 2022, the carrying amount of the Company’s equity method investment in Hangzhou Catering was $37 million, exceeding the Company’s interest in Hangzhou Catering’s underlying net assets by $26 million. Substantially all of this difference was attributable to its self-owned properties and impact of related deferred tax liabilities determined upon acquisition, which is being depreciated over a weighted-average remaining useful life of 20 years.

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

In December 2022, the Company acquired an additional 20% equity interest in Suzhou KFC for cash consideration of $115 million, bringing our total ownership to 92%. As the Company has previously obtained control of Suzhou KFC, this transaction was accounted for as an equity transaction. Upon completion of the transaction, the excess of purchase consideration over the carrying amount of the non-controlling interests was $15 million, which was recorded in Additional paid-in capital.

Consolidation of Lavazza Joint Venture

In April 2020, the Company and Lavazza Group established the Lavazza joint venture to explore and develop the Lavazza coffee concept in China, with ownership of a 65% and 35% equity interest, respectively. The Company accounted for the Lavazza joint venture under the equity method of accounting because Lavazza Group held substantive participating rights on certain significant financial and operating decisions. In September 2021, the Company and Lavazza Group entered into agreements for the joint venture, whereby substantive participating rights previously held by Lavazza Group were removed, and thus the Company obtained control over the joint venture and started to consolidate its results from the acquisition date.

As a result of the consolidation of the Lavazza joint venture, the Company also recognized a gain of $10 million in the third quarter of 2021 from the re-measurement of our previously held equity interest at fair value. The gain was recorded in Other income, net and not allocated to any segment for performance reporting purposes.

2022 10-K

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

The Company accounted for the equity securities at fair value based on their closing market price on each measurement date, with subsequent fair value changes recorded in our Consolidated Statements of Income. The unrealized loss of $22 million were included in Investment gain or loss in our Consolidated Statements of Income for the year ended December 31, 2021, representing changes in fair value before the equity method of accounting was applied.

In May 2021, a senior executive of the Company was nominated and appointed to Sunner’s board of directors upon Sunner’s shareholder approval. Through this representation, the Company participates in Sunner’s policy making process. The representation on the board, along with the Company being one of Sunner’s significant shareholders, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment and reclassified this investment from Other assets to Investment in unconsolidated affiliates in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. In 2022 and 2021, the Company’s equity income (loss) from Sunner, net of taxes, was immaterial, and included in Equity in net earnings (losses) from equity method investments in our Consolidated Statement of Income.

Since Sunner became the Company’s unconsolidated affiliate in May 2021, the Company purchased inventories of $318 million from Sunner for the year ended December 31, 2021. The Company purchased inventories of $433 million for year ended December 31, 2022. The Company’s accounts payable and other current liabilities due to Sunner were $53 million and $56 million as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company’s investment in Sunner was stated at the carrying amount of $227 million, which was $157 million higher than the Company’s interest in Sunner’s underlying net assets. Of this basis difference, $18 million was related to finite-lived intangible assets which are being amortized over estimated useful life of 20 years. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of December 31, 2022, the market value of the Company’s investment in Sunner was $214 million based on its quoted closing price.

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

2022 10-K

A summary of pre-tax gains or losses on investment in equity securities of Meituan recognized, which was included in Investment gain or loss in our Consolidated Statements of Income, is as follows:

	2022	2021	2020
Unrealized (losses) gains recorded on equity securities still held as of the end of the year	$(27)	$(38)	$105
Losses recorded on equity securities sold during the year	—	—	(1)
(Losses) gains recorded on equity securities	$(27)	$(38)	$104

Note 4 – Revenue

The following table presents revenue disaggregated by types of arrangements and segments:

	2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$7,120	$1,939	$51	$—	$9,110	$—	$9,110
Franchise fees and income	56	7	18	—	81	—	81
Revenues from transactions with franchisees and unconsolidated affiliates	33	4	39	211	287	—	287
Other revenues	10	10	563	42	625	(534)	91
Total revenues	$7,219	$1,960	$671	$253	$10,103	$(534)	$9,569

	2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$6,816	$2,092	$53	$—	$8,961	$—	$8,961
Franchise fees and income	120	8	25	—	153	—	153
Revenues from transactions with franchisees and unconsolidated affiliates	59	6	98	500	663	—	663
Other revenues	8	3	297	20	328	(252)	76
Total revenues	$7,003	$2,109	$473	$520	$10,105	$(252)	$9,853

	2020
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$5,633	$1,721	$42	$—	$7,396	$—	$7,396
Franchise fees and income	125	5	18	—	148	—	148
Revenues from transactions with franchisees and unconsolidated affiliates	61	4	60	522	647	—	647
Other revenues	2	—	122	6	130	(58)	72
Total revenues	$5,821	$1,730	$242	$528	$8,321	$(58)	$8,263

2022 10-K

Franchise Fees and Income

	2022	2021	2020
Initial fees, including renewal fees	$6	$8	$8
Continuing fees and rental income	75	145	140
Franchise fees and income	$81	$153	$148

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees and unconsolidated affiliates that operate our concepts, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets in the Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees and unconsolidated affiliates. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $6 million and $7 million at December 31, 2022 and 2021, respectively.

Contract Liabilities

Contract liabilities at December 31, 2022 and 2021 were as follows:

	2022	2021
Contract liabilities
- Deferred revenue related to prepaid stored-value products	$139	$134
- Deferred revenue related to upfront franchise fees	32	30
- Deferred revenue related to customer loyalty programs	23	25
- Deferred revenue related to privilege membership programs	16	18
- Others	—	1
Total	$210	$208

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs, and customer loyalty programs is included in Accounts payable and other current liabilities in the Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of the year amounted to $110 million and $127 million in 2022 and 2021, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the years presented.

The Company has elected, as a practical expedient, not to disclose the value of remaining performance obligations associated with sales-based royalty promised to franchisees in exchange for franchise right and other related services. The remaining duration of the performance obligation is the remaining contractual term of each franchise agreement. We recognize continuing franchisee fees and revenues from advertising services and other services provided to franchisees and unconsolidated affiliates that operate our concepts based on certain percentage of sales, as those sales occur.

2022 10-K

Note 5 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted earnings per share (in millions, except for per share data):

	2022	2021	2020
Net Income – Yum China Holdings, Inc.	$442	$990	$784
Weighted-average common shares outstanding (for basic calculation)(a)	421	422	390
Effect of dilutive share-based awards(a)	4	6	7
Effect of dilutive warrants(b)	—	6	5
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	425	434	402
Basic Earnings Per Share	$1.05	$2.34	$2.01
Diluted Earnings Per Share	$1.04	$2.28	$1.95
Share-based awards excluded from the diluted EPS computation(c)	4	2	3
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
(c)
These outstanding SARs, RSUs and PSUs were excluded from the computation of diluted EPS because to do so would have been antidilutive for the years presented, or because certain PSUs are contingently issuable based on the achievement of performance and market conditions, which have not been met as of December 31, 2022, 2021 and 2020.

Note 6 – Items Affecting Comparability of Net Income

Impact of COVID-19 Pandemic

Starting in the first quarter of 2020, the COVID-19 pandemic significantly impacted the Company’s operations. Since then, fluid COVID-19 conditions have caused significant volatility in our operations. During the first half of 2022, severe COVID-19 outbreaks in China significantly affected the Company’s business and operating profit. Operating profit increased in the third quarter of 2022 when COVID-19 conditions were relatively calmer. However, in October and November 2022, sporadic occurrences of COVID infections quickly evolved into major regional outbreaks and massive waves of infections to nearly all provinces in China following COVID-19 policy change in the fourth quarter of 2022. Operating profit for the years ended December 31, 2022, 2021 and 2020 was $629 million, $1,386 million and $961 million, respectively. Excluding the impacts of $628 million and $239 million in gains from the re-measurement of our previously held equity interests in former unconsolidated affiliates recognized upon acquisition in 2021 and 2020, respectively, as described in Note 3, the Operating profit for the years ended December 31, 2022, 2021 and 2020 was $629 million, $758 million and $722 million, respectively.

2022 10-K

Consolidation of Former Unconsolidated Affiliates

In the fourth and third quarters of 2021, as a result of the consolidation of Hangzhou KFC and the Lavazza joint venture, the Company recognized a gain of $618 million and $10 million, respectively, from the re-measurement of our previously held equity interest at fair value in Other income. In the third quarter of 2020, the Company recognized a re-measurement gain of $239 million as a result of the consolidation of Suzhou KFC in Other income. See Note 3 for additional information.

Fair Value Changes for Investment in Equity Securities

In September 2018, we invested in the equity securities of Meituan, the fair value of which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded as Investment gain (loss) in our consolidated statements of income. We recorded related pre-tax loss of $27 million and $38 million in 2022 and 2021, and related pre-tax gains of $104 million in 2020, respectively.

In the first quarter of 2021, we invested in a 5% equity interest in Sunner. The investment in Sunner was recorded at fair value based on their closing market price on each measurement date before it became subject to the equity method of accounting when the Company established significant influence over the operating and financial policies of Sunner in May 2021. We recorded related pre-tax loss of $22 million in 2021, representing changes in fair value before the equity method of accounting was applied.

See Note 3 for additional information on our investment in Meituan and Sunner.

Note 7 – Other Expenses (Income), net

	2022	2021	2020
Amortization of reacquired franchise rights(a)	$97	$43	$22
Gain from re-measurement of equity interest upon acquisition(b)	—	(628)	(239)
Equity income from investments in unconsolidated affiliates(c)	—	(43)	(62)
Derecognition of indemnification asset(d)	—	—	3
Foreign exchanges and other	(3)	(15)	(9)
Other expenses (income), net	$94	$(643)	$(285)
(a)
As a result of the acquisition of Hangzhou KFC, Suzhou KFC and Wuxi KFC, $66 million, $61 million and $61 million of the purchase price were allocated to intangible assets related to reacquired franchise rights, respectively, which are being amortized over the remaining franchise contract period of 1 year, 2.4 years and 5 years. (See Note 3 for additional information).
(b)
In the fourth and third quarters of 2021, as a result of the consolidation of Hangzhou KFC and the Lavazza joint venture, the Company recognized a gain of $618 million and $10 million, respectively, from the re-measurement of our previously held equity interest at fair value. In the third quarter of 2020, the Company recognized a re-measurement gain of $239 million as a result of the consolidation of Suzhou KFC. The re-measurement gains were not allocated to any segment for performance reporting purposes. (See Note 3 for additional information).
(c)
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

Note 8 – Supplemental Balance Sheet Information

Accounts Receivable, net	2022	2021
Accounts receivable, gross	$66	$68
Allowance for doubtful accounts	(2)	(1)
Accounts receivable, net	$64	$67

2022 10-K

Prepaid Expenses and Other Current Assets	2022	2021
VAT assets(a)	$88	$—
Receivables from payment processors and aggregators	53	45
Dividends receivable from unconsolidated affiliates	6	—
Other prepaid expenses and current assets	160	176
Prepaid expenses and other current assets	$307	$221

Property, Plant and Equipment	2022	2021
Buildings and improvements, and construction in progress	$2,912	$2,984
Finance leases, primarily buildings	62	52
Machinery and equipment	1,612	1,589
Property, plant and equipment, gross	4,586	4,625
Accumulated depreciation	(2,468)	(2,374)
Property, plant and equipment, net	$2,118	$2,251

Depreciation and amortization expense related to property, plant and equipment was $497 million, $465 million and $421 million in 2022, 2021 and 2020, respectively.

Other Assets	2022	2021
Land use right(b)	$123	$138
Investment in equity securities	95	122
Long-term deposits	90	101
Costs to obtain contracts	6	7
VAT assets(a)	5	322
Others	24	52
Other Assets	$343	$742
(a)
On June 7, 2022, the Chinese Ministry of Finance and the Chinese State Tax Administration jointly issued Circular [2022] No. 21, to extend full VAT credit refunds to more sectors and increase the frequency for accepting taxpayers' applications with an aim to support business recovery. Beginning on July 1, 2022, entities engaged in providing catering services in China are allowed to apply for a lump sum refund of VAT assets accumulated prior to March 31, 2019. In addition, VAT assets accumulated after March 31, 2019 can be refunded on a monthly basis. As the benefits of certain VAT assets are expected to be realized within one year pursuant to Circular [2022] No. 21, $303 million of VAT assets as of June 30, 2022 were reclassified from Other assets to Prepaid expenses and other current assets. As of December 31, 2022, VAT assets of $88 million were included in Prepaid expenses and other current asset.
(b)
Amortization expense related to land use right was $5 million in each of 2022, 2021 and 2020, respectively.

Accounts Payable and Other Current Liabilities	2022	2021
Accounts payable	$727	$830
Operating leases liabilities	448	508
Accrued compensation and benefits	285	283
Contract liabilities	182	182
Accrued capital expenditures	181	269
Accrued marketing expenses	72	71
Other current liabilities	203	189
Accounts payable and other current liabilities	$2,098	$2,332

Other Liabilities	2022	2021
Accrued income tax payable	$52	$56
Contract liabilities	28	26
Other noncurrent liabilities	82	85
Other liabilities	$162	$167

2022 10-K

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2020
Goodwill, gross	$1,223	$748	$20	$455
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$832	$748	$20	$64
Goodwill acquired(b)	1,288	1,272	—	16
Effect of currency translation adjustments	22	20	—	2
Balance as of December 31, 2021
Goodwill, gross	2,533	2,040	20	473
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$2,142	$2,040	$20	$82
Goodwill acquired(b)	16	15	1	—
Effect of currency translation adjustments	(170)	(162)	(2)	(6)
Balance as of December 31, 2022
Goodwill, gross	2,379	1,893	19	467
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$1,988	$1,893	$19	$76
(a)
Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.
(b)
Goodwill acquired resulted from the acquisitions of Hangzhou KFC and the Lavazza joint venture during 2021 (Note 3), as well as the acquisition of restaurants from our existing franchisees during 2022, which was immaterial.

Intangible assets, net as of December 31, 2022 and 2021 are as follows:

	2022				2021
	Gross Carrying Amount(a)	Accumulated Amortization(a)	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount(a)	Accumulated Amortization(a)	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$276	$(271)	$—	$5	$295	$(191)	$—	$104
Huang Ji Huang franchise related assets	22	(3)	—	19	23	(2)	—	21
Daojia platform	16	(4)	(12)	—	16	(4)	(12)	—
Customer-related assets	12	(9)	(2)	1	12	(9)	(2)	1
Other	9	(5)	—	4	10	(5)	—	5
	$335	$(292)	$(14)	$29	$356	$(211)	$(14)	$131
Indefinite-lived intangible assets
Little Sheep trademark	$52	$—	$—	$52	$57	$—	$—	$57
Huang Ji Huang trademark	78	—	—	78	84	—	—	84
	$130	$—	$—	$130	$141	$—	$—	$141

Total intangible assets	$465	$(292)	$(14)	$159	$497	$(211)	$(14)	$272
(a)
Changes in gross carrying amount and accumulated amortization include effect of currency translation adjustment.
(b)
Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense for finite-lived intangible assets was $99 million in 2022, $45 million in 2021 and $24 million in 2020. Amortization expense for finite-lived intangible assets is expected to approximate $4 million in 2023 and $2 million in each of 2024, 2025, 2026 and 2027. Increase in amortization expenses for finite-lived intangible assets in 2022 primarily relates to reacquired franchise rights resulting from the acquisition of Hangzhou KFC (Note 3).

2022 10-K

Note 10 – Credit Facilities

As of December 31, 2022, the Company had credit facilities of RMB4,518 million (approximately $655 million), comprised of onshore credit facilities of RMB3,000 million (approximately $435 million) in the aggregate and offshore credit facilities of $220 million in the aggregate.

The credit facilities had remaining terms ranging from less than one year to two years as of December 31, 2022. Each credit facility bears interest based on the prevailing rate stipulated by the People’s Bank of China, Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, London Interbank Offered Rate (“LIBOR”) administered by the ICE Benchmark Administration, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Interest on any outstanding borrowings is due at least monthly. Some of the onshore credit facilities contain sub-limits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of December 31, 2022, we had outstanding bank guarantees of RMB209 million (approximately $30 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants. The credit facilities were therefore reduced by the same amount. There was a $2-million bank borrowing outstanding as of December 31, 2022, which was secured by a $1-million short-term investment. The bank borrowing was due within one year and included in Accounts payable and other current liabilities.

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

Note 12 – Leases

As of December 31, 2022, we leased over 10,000 properties in China for our Company-owned restaurants. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

2022 10-K

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

Supplemental Balance Sheet
	2022/12/31	2021/12/31	Account Classification
Assets
Operating lease right-of-use assets	$2,219	$2,612	Operating lease right-of-use assets
Finance lease right-of-use assets	38	33	Property, plant and equipment, net
Total leased assets	$2,257	$2,645

Liabilities
Current
Operating lease liabilities	$448	$508	Accounts payable and other current liabilities
Finance lease liabilities	5	3	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,906	2,286	Non-current operating lease liabilities
Finance lease liabilities	42	40	Non-current finance lease liabilities
Total lease liabilities	$2,401	$2,837

Summary of Lease Cost				Account Classification
	2022	2021	2020

Operating lease cost	$564	$564	$496	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	4	3	2	Occupancy and other operating expenses
Interest on lease liabilities	2	2	2	Interest expense, net
Variable lease cost(a)	303	346	262	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	12	9	10	Occupancy and other operating expenses or G&A
Sublease income	(23)	(26)	(24)	Franchise fees and income or Other revenues
Total lease cost	$862	$898	$748
(a)
The Company was granted $39 million, $12 million and $36 million in lease concessions from landlords related to the effects of the COVID-19 pandemic for the years ended December 31, 2022, 2021 and 2020, respectively. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff question-and-answer document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted.

2022 10-K

Supplemental Cash Flow Information
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$549	$573	$493
Operating cash flows from finance leases	2	2	2
Financing cash flows from finance leases	4	2	2
Right-of-use assets obtained in exchange for new lease liabilities(b):
Operating leases	$191	$541	$337
Finance leases	10	11	2
(b)
This supplemental non-cash disclosure for ROU obtained in exchange for new lease liabilities includes an increase in lease liabilities associated with obtaining new ROU assets of $344 million, $557 million and $358 million for the years ended December 31, 2022, 2021 and 2020, respectively, as well as adjustments to lease liabilities or ROU assets due to modification or other reassessment events, which resulted in a decrease of $143 million, $5 million and $19 million in lease liabilities for the years ended December 31, 2022, 2021 and 2020, respectively.

Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term (years)
Operating leases	7.1	7.2
Finance leases	11.2	11.3

Weighted-average discount rate
Operating leases	5.1%	5.5%
Finance leases	5.1%	5.5%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of December 31, 2022 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
2023	$552	$7	$559
2024	450	6	456
2025	387	6	393
2026	338	6	344
2027	279	5	284
Thereafter	808	32	840
Total undiscounted lease payment	2,814	62	2,876
Less: imputed interest(c)	460	15	475
Present value of lease liabilities	$2,354	$47	$2,401
(c)
As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of December 31, 2022, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $107 million. These leases will commence between 2023 and 2026 with lease terms of 1 year to 20 years.

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

2022 10-K

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term time deposits, and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred in 2022 and 2021.

		Fair Value Measurement or Disclosure at December 31, 2022
	Balance at December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$355		$355
Fixed income debt securities(a)	129	29	100
Money market funds	59	59
Total cash equivalents	543	88	455	—
Short-term investments:
Time deposits	1,434		1,434
Fixed income debt securities(a)	500		500
Structured deposits	88		88
Total short-term investments	2,022	—	2,022	—
Long-term time deposits(b)	680		680
Other assets:
Investment in equity securities	95	95
Total	$3,340	$183	$3,157	$—

		Fair Value Measurement or Disclosure at December 31, 2021
	Balance at December 31, 2021	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$321		$321
Fixed income debt securities(a)	163	63	100
Money market funds	45	45
Total cash equivalents	529	108	421	—
Short-term investments:
Time deposits	1,726		1,726
Fixed income debt securities(a)	1,055		1,055
Variable return investments	79	79
Total short-term investments	2,860	79	2,781	—
Long-term time deposits(b)	90		90
Other assets:
Investment in equity securities	122	122
Total	$3,601	$309	$3,292	$—

(a)
Classified as held-to-maturity investments and measured at amortized cost.

(b)
As of December 31, 2022 and 2021, long-term time deposits balance included $81 million and $90 million deposits, respectively, which is restricted for use in order to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements.

2022 10-K

Non-recurring fair value measurements

In addition, certain of the Company’s restaurant-level assets (including operating lease ROU assets, property, plant and equipment), goodwill and intangible assets, are measured at fair value based on unobservable inputs (Level 3) on a non-recurring basis, if determined to be impaired. As of December 31, 2022, the fair value of restaurant-level assets, if determined to be impaired, are primarily represented by the price market participant would pay to sub-lease the operating lease ROU assets and acquire remaining restaurants assets, which reflects the highest and best use of the assets. Significant unobservable inputs used in the fair value measurement include market rental prices, which were determined with the assistance of an independent valuation specialist. The direct comparison approach is used as the valuation technique by assuming sub-lease of each of these properties in its existing state with vacant possession. By making reference to lease transactions as available in the relevant market, comparable properties in close proximity have been selected and adjustments have been made to account for the difference in factors such as location and property size.

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the years ended December 31, 2022, 2021 and 2020. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective year-end dates.

	2022	2021	2020	Account Classification

Restaurant-level impairment(a)	24	32	52	Closure and impairment expenses, net

(a)
Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted primarily from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. We performed an additional impairment evaluation in the first quarter of 2020, considering the adverse effects of the COVID-19 pandemic as an impairment indicator. After considering the impairment charges recorded during the corresponding years, the fair value of assets as of the relevant measurement date was $97 million, $112 million and $157 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Note 14 – Retirement Plans

For executives who were hired or re-hired after September 30, 2001, YUM has implemented the YUM LRP. This is an unfunded, unsecured account-based retirement plan which allocates a percentage of pay to an account payable to the executive following the executive’s separation of employment from YUM or attainment of age 55. The Company adopted the YCHLRP upon separation while the assets and liabilities associated with these employees under YUM LRP were transferred to YCHLRP. YCHLRP will continue to be in effect until terminated by the Company’s board of directors. The terms of the YCHLRP are substantially similar to the terms of the YUM LRP. Under the YCHLRP, certain executives who are at least age 21, who are classified as salary level 12, who are not eligible to participate in a tax-qualified defined benefit plan, and who satisfy certain additional requirements as to work location and assignment, are eligible to participate in the YCHLRP if selected for participation by the Company. The YCHLRP is an unfunded, unsecured account-based retirement plan that allocates a percentage of pay to an account payable to an executive following the later to occur of the executive’s separation of employment from the Company or attainment of age 55. Under the YCHLRP, participants aged 55 or older are entitled to a lump sum distribution of their account balance on the last day of the calendar quarter that occurs on or follows their separation of employment. The liabilities attributable to our employees under the YCHLRP were insignificant as of December 31, 2022 and 2021.

YUM offers certain of the Company’s executives working in China retirement benefits under the Bai Sheng Restaurants China Holdings Limited Retirement Scheme (previously known as the Bai Sheng Restaurants (Hong Kong) Ltd. Retirement Scheme). Under this defined contribution plan, YUM provides a Company-funded contribution ranging from 5% to 10% of an executive’s base salary. Upon termination, participants will receive a lump sum equal to a percentage of the Company’s contributions inclusive of investment return. This percentage is based on a vesting schedule that provides participants with a vested 30% interest upon completion of a minimum of 3 years of service, and an additional 10% vested interest for each additional completed year, up to a maximum of 100%. The Company adopted the same plan after the separation and the contribution amount to the plan for the years ended December 31, 2022, 2021 and 2020 was immaterial.

2022 10-K

As stipulated by Chinese state regulations, the Company participates in a government-sponsored defined contribution retirement plan. Substantially all employees are entitled to an annual pension equal to a fixed proportion of the average basic salary amount of the geographical area of their last employment at their retirement date. We are required to make contributions to the local social security bureau between 13% and 20% of the previous year’s average basic salary amount of the geographical area where the employees are under our employment. Contributions are recorded in the Consolidated Statements of Income as they become payable. We have no obligation for the payment of pension benefits beyond the annual contributions as set out above. The Company contributed $183 million, $183 million and $167 million to the government-sponsored plan for the year ended December 31, 2022, 2021 and 2020, respectively.

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

In connection with the Primary Conversion, the Company’s stockholders approved the Yum China Holdings, Inc. 2022 Long Term Incentive Plan (the “2022 Plan”), with 31,000,000 shares of Company common stock authorized for grants. The 2022 Plan replaced the 2016 Plan and became effective on October 24, 2022. The 2016 Plan continued to govern awards granted prior to the effectiveness of the 2022 Plan. Under the 2022 Plan, the exercise price of stock options and SARs granted must be the higher of 1) the fair market value of the Company’s stock on the date of grant and (ii) the average fair market value for the five trading days immediately preceding the date of grant. The 2022 Plan is largely based on the 2016 Plan, but with updates to conform to the requirements of the HKEX, to delete provisions relating to our spin-off that are no longer applicable and to make certain other administrative changes.

Similar to the 2016 Plan, potential awards to employees and non-employee directors under the 2022 Plan include stock options, incentive options, SARs, restricted stock, stock units, RSUs, performance shares, performance units, and cash incentive awards. While awards under the 2016 and 2022 Plan can have varying vesting provisions and exercise periods, outstanding awards vest in periods ranging from three to five years. Stock options and SARs expire 10 years after grant.

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

2022 10-K

Award Valuation

Stock Options and SARs

The Company estimated the fair value of each stock option and SAR award granted to the Company’s employees as of the date of grant, using the BS model with the following assumptions:

	2022	2021	2020
Risk-free interest rate	1.6%	0.4%	1.5%
Expected term (years)	6.25	6.25	6.50
Expected volatility	32.4%	33.9%	33.2%
Expected dividend yield	1.0%	0.8%	1.1%

Share option and SAR awards granted to employees typically have a graded vesting schedule of 25% per year over four years and expire 10 years after grant. The Company uses a single weighted-average term for awards that have a graded vesting schedule and determined average terms of exercise based on analysis of the historical exercise and post-vesting termination behavior. Forfeitures were estimated based on historical experience. Historical data used to estimate the expected term and forfeiture rate include data associated with the Company’s employees who were granted share-based awards by YUM prior to the separation.

For those awards granted by the Company after the separation, the Company considered the volatility of common shares of comparable companies in the same business as the Company, as well as the historical volatility of the Company stock. The dividend yield was estimated based on the Company’s dividend policy at the time of the grant.

RSUs

RSU awards generally vest over three to four years, with either cliff vesting at 100% on the third grant anniversary or graded vesting on anniversary dates. The fair values of RSU awards are based on the closing price of the Company’s stock on the date of grant.

PSUs

In February 2020, the Company’s board of directors approved new grants of a special award of PSUs (“Partner PSU Awards”) to select employees who were deemed critical to the Company’s execution of its strategic operating plan under the 2016 Plan. These Partner PSU Awards are subject to market and performance conditions, and will cliff vest only if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares.

In addition, the Company also granted annual PSU awards since 2020. These annual PSU awards are based on the Company’s achievement of one or more performance goals, including relative total shareholder return against the MSCI China Index, and will cliff vest only if threshold performance goals are achieved over a three-year performance period.

The fair value of PSU awards was determined based on the closing price of the Company's stock on the date of the grant and the outcome of the MCS model with the following assumptions:

	2022	2021	2020
Risk-free interest rate	1.8%	0.2%	1.4%
Expected volatility	30.8%	35.7%	33.4%
Expected dividend yield	Not applicable	Not applicable	1.1%

Compensation costs associated with annual and Partner PSU Awards are recognized on a straight-line basis over the performance period when performance conditions are probable of being achieved, adjusted for estimated forfeiture rate.

2022 10-K

Others

Commencing from November 11, 2016, Yum China also granted annual awards of common stock to non-employee directors for their service on Yum China’s board of directors. The fair value of these awards is based on the closing price of the Company’s common stock on the date of grant. The shares were issued outright to the directors on the date of grant, with no conditions attached. Therefore, the fair value of the awards was fully recognized as expenses upon grant. For the years ended December 31, 2022, 2021 and 2020, a total of 47,820, 31,182 and 54,757 shares of Yum China common stock, respectively, were granted to non-employee directors and the grant-date fair value of $2.1 million, $2.1 million and $2.6 million, respectively, was immediately recognized in full in the Consolidated Statements of Income.

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of 2022	10,823		31.65
Granted	964		50.16
Exercised	(1,932)		23.32
Forfeited or expired	(250)		49.66
Outstanding at the end of 2022	9,605	(a)	34.71	4.95	194
Exercisable at the end of 2022	7,124		29.44	3.87	180

(a)
Outstanding awards include 180,256 stock options and 9,424,555 SARs with weighted-average exercise prices of $20.31 and $34.99, respectively. Outstanding awards represent Yum China awards held by employees of both the Company and YUM.

The weighted-average grant-date fair value of SARs granted in 2022, 2021 and 2020 was $15.55, $17.44 and $13.36, respectively. The total intrinsic value of stock options and SARs exercised by the Company’s employees during the years ended December 31, 2022, 2021 and 2020 was $22 million, $22 million and $75 million, respectively.

As of December 31, 2022, $25 million of unrecognized compensation cost related to unvested SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.63 years. The total fair value at grant date or modification date of awards held by the Company’s employees that vested during 2022, 2021 and 2020 was $16 million, $15 million and $15 million, respectively.

RSUs

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested at the beginning of 2022	684	53.77
Granted	409	50.11
Vested	(170)	42.81
Forfeited or expired	(48)	54.83
Unvested at the end of 2022	875	54.13

The weighted-average grant-date fair value of RSUs granted in 2022, 2021 and 2020 was $50.11, $58.77 and $48.01, respectively. As of December 31, 2022, $27 million of unrecognized compensation cost related to 874,914 unvested RSUs, which will be reduced by any forfeiture that occurs, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.72 years. The total fair value at grant date of awards that vested during 2022, 2021 and 2020 was $7 million, $11 million and $11 million, respectively.

2022 10-K

PSUs

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested at the beginning of 2022	1,233	42.86
Granted	102	61.33
Vested	(125)	43.08
Forfeited or expired	(134)	47.23
Unvested at the end of 2022	1,076	44.04

The weighted-average grant-date fair value of PSUs granted in 2022, 2021 and 2020 was $61.33, $68.04 and $39.78, respectively. As of December 31, 2022, $12 million of unrecognized compensation cost related to 1,075,646 unvested PSUs, which will be reduced by any forfeiture that occurs and adjusted based on the Company’s achievement of performance goals, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.33 years. The total fair value at grant date of awards that vested during 2022, 2021 and 2020 was $5 million, $3 million and $3 million, respectively.

On December 30, 2022, in recognition of the extended impact of the COVID-19 pandemic and the Company’s performance over the three-year performance period of the 2020 annual PSU awards, the Compensation Committee of the board of directors determined to adjust the weighting of the performance goals applicable to the 2020 annual PSU awards. This modification pertained to all recipients of this award, and resulted in incremental compensation expense of $6 million recognized during the year ended December 31, 2022.

Impact on Net Income

Share-based compensation expense was $42 million, $41 million and $36 million for 2022, 2021 and 2020, respectively. Deferred tax benefits of $1 million was recognized in each of 2022, 2021 and 2020.

Note 16 – Equity

Immediately after the separation on October 31, 2016, Yum China authorized capital stock consisted of 1,000 million shares of common stock, par value $0.01 per share, and 364 million shares of Yum China common stock were issued and outstanding. As of December 31, 2022, 419 million shares of Yum China common stock were issued and outstanding.

Share Repurchase and Retirement

The Company repurchased 10.5 million, 1.3 million and 0.2 million shares of common stock at a total cost of $466 million, $75 million and $7 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, $1.2 billion remained available for repurchase under the current authorization.

As of December 31, 2022, all shares repurchased were retired and resumed the status of authorized and unissued shares of common stock.

Cash Dividend

On October 4, 2017, the board of directors approved a regular quarterly cash dividend program, and we have paid a quarterly cash dividend on Yum China’s common stock since the fourth quarter of 2017, except for the second and third quarters of 2020 due to the unprecedented effects of the COVID-19 pandemic. Cash dividends totaling $202 million, $203 million and $95 million were paid to stockholders in 2022, 2021 and 2020, respectively.

2022 10-K

Accumulated Other Comprehensive Income (“AOCI”)

The Company’s other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 and AOCI balances as of December 31, 2022 and 2021 were comprised solely of foreign currency translation adjustments. Other comprehensive loss was $431 million for the year ended December 31, 2022, and other comprehensive income was $108 million and $230 million for the years ended December 31, 2021 and 2020, respectively. The accumulated balances reported in AOCI in the Consolidated Balance Sheets for currency translation adjustments were a net loss of $103 million as of December 31, 2022 and a net gain of $268 million as of December 31, 2021. There was no tax effect related to the components of other comprehensive income for all years presented.

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

As a result of these PRC laws and regulations subject to the limit discussed above that require annual appropriations of 10% of after-tax income to be set aside, prior to payment of dividends as general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the PRC subsidiaries were approximately $1 billion as of December 31, 2022.

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

Note 17 – Income Taxes

In December 2017, the U.S. enacted the Tax Act, which included a broad range of tax reforms. The Tax Act requires a U.S. shareholder to be subject to tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries. We have elected the option to account for current year GILTI tax as a period cost as incurred.

In August 2022, the IRA was signed into law in the U.S. The IRA contains certain tax measures, including a Corporate Alternative Minimum Tax (“CAMT”) of 15% on certain large corporations. On December 27, 2022, the U.S. Treasury Department and the Internal Revenue Services (the “IRS”) released Notice 2023-7, announcing their intention to issue proposed regulations addressing the application of the new CAMT. Notice 2023-7 also provides interim guidance regarding certain CAMT issues and states that, the U.S. Treasury Department and the IRS plan to issue additional interim guidance addressing other issues before publishing proposed regulations. The Company will monitor the regulatory developments and continue to evaluate the impact on our financial statements, if any.

In December 2022, a refined Foreign Sourced Income Exemption (“FSIE”) regime was published in Hong Kong and will take effect from January 1, 2023. Under the new FSIE regime, certain foreign soured income would be deemed as being sourced from Hong Kong and chargeable to Hong Kong Profits Tax, if the recipient entity fails to meet the prescribed exception requirements. Certain dividends, interests and disposal gains, if any, received by us and our Hong Kong subsidiaries may be subject to the new tax regime. We are in the process of evaluating the impact on our financial statements, if any.

2022 10-K

U.S. and foreign income (loss) before taxes are set forth below:

	2022	2021	2020
U.S.	$7	$(1)	$(10)
Mainland China	686	1,424	1,014
Other Foreign	(6)	(31)	104
	$687	$1,392	$1,108

The details of our income tax provision are set forth below:

		2022	2021	2020
Current:	Federal	$5	$—	$1
	Foreign	222	209	183
		$227	$209	$184

Deferred:	Federal	$(6)	$(8)	$26
	Foreign	(14)	168	85
		$(20)	$160	$111
		$207	$369	$295

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2022		2021		2020
U.S. federal statutory rate	$144	21.0%	$292	21.0%	$233	21.0%
Statutory rate differential attributable to foreign operations	54	7.9	73	5.2	63	5.7
Adjustments to reserves and prior years	(3)	(0.6)	(4)	(0.3)	(6)	(0.6)
Change in valuation allowances	9	1.3	9	0.7	1	0.1
Other, net	3	0.5	(1)	(0.1)	4	0.4
Effective income tax rate	$207	30.1%	$369	26.5%	$295	26.6%

Statutory rate differential attributable to foreign operations. This item includes local taxes, withholding taxes, and shareholder-level taxes, net of foreign tax credits. A majority of our income is earned in China, which is generally subject to a 25% tax rate. The negative impact in 2022, 2021 and 2020 is primarily due to the U.S. federal statutory rate of 21%, which is lower than China’s statutory income tax rate.

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

Others. This item primarily includes the impact of permanent differences related to current year earnings, gain or loss on investment in equity securities, as well as U.S. tax credits and deductions.

2022 10-K

The details of 2022 and 2021 deferred tax assets (liabilities) are set forth below:

	2022	2021
Operating losses and tax credit carryforwards	$47	$43
Tax benefit from Little Sheep restructuring	15	17
Employee benefits	6	3
Share-based compensation	6	5
Lease	49	64
Other liabilities	11	15
Deferred income and other	94	89
Gross deferred tax assets	228	236
Deferred tax asset valuation allowances	(57)	(53)
Net deferred tax assets	$171	$183
Intangible assets	(40)	(69)
Property, plant and equipment	(136)	(138)
Gain from re-measurement of equity interest upon acquisition	(226)	(245)
Unrealized gains from equity securities	(12)	(18)
Withholding tax on distributable earnings	(34)	(32)
Gross deferred tax (liabilities)	$(448)	$(502)
Net deferred tax (liabilities)	$(277)	$(319)
Reported in Consolidated Balance Sheets as:
Deferred income tax assets	113	106
Deferred income tax liabilities	(390)	(425)
	$(277)	$(319)

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. Except for the planned but yet to be distributed earnings, we have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31, 2017 was subject to the one-time transition tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes. We estimate that our total temporary difference for which we have not provided foreign withholding taxes is approximately $3 billion at December 31, 2022. The foreign withholding tax rate on this amount is 5% or 10% depending on the manner of repatriation and the applicable tax treaties or tax arrangements.

At December 31, 2022, the Company had operating loss carryforwards of $200 million, primarily related to our Little Sheep and Daojia as well as certain underperforming entities, most of which will expire by 2027. These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income.

Cash payments for tax liabilities on income tax returns filed were $204 million, $255 million and $170 million in 2022, 2021 and 2020, respectively.

We recognize the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021
Beginning of Year	$20	$21
Additions on tax positions	6	5
Reductions due to statute expiration	(5)	(6)
End of Year	$21	$20

2022 10-K

In 2022 and 2021, our unrecognized tax benefits were increased by $6 million and $5 million, respectively. The unrecognized tax benefits balance of $21 million as of December 31, 2022 related to the uncertainty with regard to the deductibility of certain business expenses incurred, all of which, if recognized upon audit settlement or statute expiration, would affect the effective tax rate. The Company believes it is reasonably possible its unrecognized tax benefits of $21 million as of December 31, 2022, which is included in Other liabilities on the Consolidated Balance Sheet, may decrease by approximately $5 million in the next 12 months, which if recognized, would affect the 2023 effective tax rate. The accrued interest and penalties related to income taxes at December 31, 2022 and 2021 are set forth below:

	2022	2021
Accrued interest and penalties	$4	$5

During 2022, 2021 and 2020, a net benefit of $1 million, nil and nil for interest and penalties was recognized in our Consolidated Statements of Income as components of our income tax provision, respectively.

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

Note 18 – Segment Reporting

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of Taco Bell, Lavazza, Little Sheep, Huang Ji Huang, COFFii & JOY, East Dawning, our delivery operating segment and our e-commerce business, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate.

	2022
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenues
Revenue from external customers	$7,219	$1,960	$155	$235	$9,569	$—	$9,569
Inter-segment revenue	—	—	516	18	534	(534)	—
Total	$7,219	$1,960	$671	$253	$10,103	$(534)	$9,569

	2021
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenues
Revenue from external customers	$7,003	$2,109	$227	$514	$9,853	$—	$9,853
Inter-segment revenue	—	—	246	6	252	(252)	—
Total	$7,003	$2,109	$473	$520	$10,105	$(252)	$9,853

2022 10-K

	2020
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenues
Revenue from external customers	$5,821	$1,730	$184	$528	$8,263	$—	$8,263
Inter-segment revenue	—	—	58	—	58	(58)	—
Total	$5,821	$1,730	$242	$528	$8,321	$(58)	$8,263

Operating Profit (Loss)	2022	2021	2020
KFC(b)	$787	$827	$801
Pizza Hut	70	111	62
All Other Segments	(50)	(29)	(7)
Unallocated revenues from transactions with franchisees and unconsolidated affiliates(c)	211	500	533
Unallocated Other revenues	42	20	32
Unallocated expenses for transactions with franchisees and unconsolidated affiliates(c)	(211)	(497)	(531)
Unallocated Other operating costs and expenses	(39)	(17)	(30)
Unallocated and corporate G&A expenses	(184)	(171)	(144)
Unallocated Other income(d)	3	642	245
Operating Profit	$629	$1,386	$961
Interest income, net(a)	84	60	43
Investment (loss) gain(a)	(26)	(54)	104
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	$687	$1,392	$1,108

	Depreciation and Amortization
	2022	2021	2020
KFC	$460	$378	$315
Pizza Hut	108	111	113
All Other Segments	10	9	8
Corporate and Unallocated	24	18	14
	$602	$516	$450

	Impairment Charges
	2022	2021	2020
KFC(e)	$31	$30	$32
Pizza Hut(e)	9	13	29
All Other Segments(e)	11	5	5
	$51	$48	$66

	Capital Spending
	2022	2021	2020
KFC	$327	$398	$257
Pizza Hut	116	98	61
All Other Segments	16	16	5
Corporate and Unallocated	220	177	96
	$679	$689	$419

2022 10-K

	Total Assets
	2022	2021
KFC	$5,296	$6,072
Pizza Hut	880	972
All Other Segments	381	454
Corporate and Unallocated(f)	5,269	5,725
	$11,826	$13,223
(a)
Amounts have not been allocated to any segment for performance reporting purposes.
(b)
Includes equity income from investments in unconsolidated affiliates that operate our concepts of nil, $50 million and $63 million in 2022, 2021 and 2020, respectively.
(c)
Primarily includes revenues and associated expenses of transactions with franchisees and unconsolidated affiliates derived from the Company’s central procurement model whereby the Company centrally purchases substantially all food and paper products from suppliers then sells and delivers to KFC and Pizza Hut restaurants, including franchisees and unconsolidated affiliates that operate our concepts. Amounts have not been allocated to any segment for purposes of making operating decisions or assessing financial performance as the transactions are deemed corporate revenues and expenses in nature.
(d)
In 2021, unallocated other income primarily includes gain from re-measurement of previously held equity interest in connection with the acquisition of Hangzhou KFC and the Lavazza joint venture. In 2020, unallocated other income primarily includes gain from re-measurement of previously held equity interest in connection with the acquisition Suzhou KFC in 2020. See Note 3.
(e)
Primarily includes store closure impairment charges, restaurant-level impairment charges resulting from our semi-annual impairment evaluation as well as our additional impairment evaluation performed in the first quarter of 2020 in response to adverse impact from the COVID-19 pandemic. See Note 13.
(f)
Primarily includes cash and cash equivalents, short-term investments, investment in equity securities of Meituan, equity method investments, long-term time deposits, inventories that are centrally managed and PP&E.

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

2022 10-K

Guarantees for Franchisees

From time to time we have guaranteed certain lines of credit and loans of franchisees. As of December 31, 2022, no guarantees were outstanding for franchisees.

Indemnification of Officers and Directors

The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that require the Company to indemnify directors or officers for monetary damages for actions taken as a director or officer of the Company or while serving at the Company’s request as a director or officer or another position at another corporation or enterprise, as the case may be. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s bylaws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero as of December 31, 2022.

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

Note 20 – Subsequent Events

Cash Dividend

On February 7, 2023, the Company announced that the board of directors declared a cash dividend of $0.13 per share on Yum China’s common stock, payable as of the close of business on March 28, 2023, to stockholders of record as of the close of business on March 7, 2023. Total estimated cash dividend payable is approximately $54 million.

2022 10-K

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

KPMG Huazhen LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2022 and has issued their report, included herein.

Changes in Internal Control over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2022.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

As of March 1, 2023, the Company has determined that it is not owned or controlled by a governmental entity in mainland China based on the fact that, as of such date, no such governmental entity had filed a Schedule 13D or 13G with respect to the Company’s securities, the Company is not a party to any material contracts with such a foreign governmental party, and there is no such foreign government representative on the Company’s board of directors. For further information, see “Item 1. Business—Doing Business in China—Holding Foreign Companies Accountable Act” and “Item 1A. Risk Factors—Risks Related to Doing Business in China—The audit report included in this Form 10-K is prepared by auditors who are located in China, and in the event the PCAOB is unable to inspect our auditors, our common stock will be subject to potential delisting from the New York Stock Exchange.”

2022 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding the Company’s Audit Committee and the Audit Committee financial expert, the Company’s code of conduct and background of the directors appearing under the captions “Governance of the Company” and “Election of Directors” is incorporated herein by reference to the 2023 Proxy Statement.

Information regarding executive officers of the Company is incorporated by reference from Part I of this Form 10-K.

Item 11. Executive Compensation.

Information regarding executive and director compensation and the Company’s Compensation Committee appearing under the captions “Executive Compensation”, “2022 Director Compensation” and “Governance of the Company” is incorporated herein by reference to the 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated herein by reference to the 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated herein by reference to the 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Approval and Ratification of Independent Auditor” is incorporated herein by reference to the 2023 Proxy Statement.

2022 10-K

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

2022 10-K

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

3.2

Amended and Restated Bylaws of Yum China Holdings, Inc., effective from October 24, 2022 (incorporated by reference to Exhibit 3.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on October 19, 2022).

4.1

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Yum China Holdings, Inc.’s Annual Report on Form 10-K filed on February 28, 2022).

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

2022 10-K

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

2022 10-K

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

10.30	Y&L Coffee Limited Long Term Incentive Plan I (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on February 11, 2022). †

10.31	Form of Performance Share Agreement (for U.S. Tax Payers) (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on February 11, 2022). †

10.32	Form of Performance Share Agreement (for Non-U.S. Tax Payers) (incorporated by reference to Exhibit 10.3 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on February 11, 2022). †

10.33	Yum China Holdings, Inc. 2022 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on October 12, 2022). †

10.34***

Amendment No. 1 to Master License Agreement, dated as of April 15, 2022, by and between YRI China Franchising LLC and Yum Restaurants Consulting (Shanghai) Company Limited (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 10-Q filed on May 6, 2022).

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

2022 10-K

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

*** Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

† Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary.

Not applicable.

2022 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUM CHINA HOLDINGS, INC.

	By:	/s/ Joey Wat
Joey Wat
Chief Executive Officer
Date: March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joey Wat	Chief Executive Officer and Director	March 1, 2023
Joey Wat	(principal executive officer)

/s/ Andy Yeung	Chief Financial Officer	March 1, 2023
Andy Yeung	(principal financial officer)

/s/ Xueling Lu	Controller	March 1, 2023
Xueling Lu	(controller and principal accounting officer)

/s/ Peter A. Bassi	Director	March 1, 2023
Peter A. Bassi

/s/ Edouard Ettedgui	Director	March 1, 2023
Edouard Ettedgui

/s/ Cyril Han	Director	March 1, 2023
Cyril Han

/s/ Louis T. Hsieh	Director	March 1, 2023
Louis T. Hsieh

/s/ Fred Hu	Director	March 1, 2023
Fred Hu

/s/ Ruby Lu	Director	March 1, 2023
Ruby Lu

/s/ Zili Shao	Director	March 1, 2023
Zili Shao

/s/ William Wang	Director	March 1, 2023
William Wang

/s/ Min (Jenny) Zhang	Director	March 1, 2023
Min (Jenny) Zhang

2022 10-K