Form 10-Q
period 2023-03-31
Yum China Holdings, Inc.
filed 2023-05-08
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of May 3, 2023 was 417,832,993 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended
Revenues	3/31/2023	3/31/2022
Company sales	$2,772	$2,548
Franchise fees and income	25	24
Revenues from transactions with franchisees	93	77
Other revenues	27	19
Total revenues	2,917	2,668
Costs and Expenses, Net
Company restaurants
Food and paper	835	792
Payroll and employee benefits	683	667
Occupancy and other operating expenses	691	738
Company restaurant expenses	2,209	2,197
General and administrative expenses	163	151
Franchise expenses	10	10
Expenses for transactions with franchisees	91	75
Other operating costs and expenses	24	17
Closures and impairment expenses, net	3	2
Other expenses, net	1	25
Total costs and expenses, net	2,501	2,477
Operating Profit	416	191
Interest income, net	38	12
Investment loss	(17)	(37)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	437	166
Income tax provision	(125)	(55)
Equity in net earnings (losses) from equity method investments	1	(1)
Net income – including noncontrolling interests	313	110
Net income – noncontrolling interests	24	10
Net Income – Yum China Holdings, Inc.	$289	$100
Weighted-average common shares outstanding (in millions):
Basic	418	426
Diluted	423	430
Basic Earnings Per Common Share	$0.69	$0.23
Diluted Earnings Per Common Share	$0.68	$0.23

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended
	3/31/2023	3/31/2022
Net income – including noncontrolling interests	$313	$110
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	14	13
Comprehensive income – including noncontrolling interests	327	123
Comprehensive income – noncontrolling interests	26	12
Comprehensive Income – Yum China Holdings, Inc.	$301	$111

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended
	3/31/2023	3/31/2022
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$313	$110
Depreciation and amortization	116	164
Non-cash operating lease cost	102	120
Closures and impairment expenses	3	2
Investment loss	17	37
Equity in net (earnings) losses from equity method investments	(1)	1
Distributions of income received from equity method investments	4	—
Deferred income taxes	7	1
Share-based compensation expense	13	11
Changes in accounts receivable	5	(2)
Changes in inventories	40	88
Changes in prepaid expenses, other current assets and VAT assets	12	38
Changes in accounts payable and other current liabilities	(93)	(322)
Changes in income taxes payable	75	26
Changes in non-current operating lease liabilities	(94)	(106)
Other, net	(12)	3
Net Cash Provided by Operating Activities	507	171
Cash Flows – Investing Activities
Capital spending	(179)	(205)
Purchases of short-term investments, long-term bank deposits and notes	(1,378)	(1,041)
Maturities of short-term investments, long-term bank deposits and notes	1,126	1,281
Acquisition of business, net of cash acquired	—	(23)
Other, net	2	1
Net Cash (Used in) Provided by Investing Activities	(429)	13
Cash Flows – Financing Activities
Repurchase of shares of common stock	(60)	(224)
Cash dividends paid on common stock	(54)	(51)
Dividends paid to noncontrolling interests	(15)	(17)
Contributions from noncontrolling interests	35	18
Other, net	(5)	—
Net Cash Used in Financing Activities	(99)	(274)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	2	1
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(19)	(89)
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	1,130	1,136
Cash, Cash Equivalents and Restricted Cash – End of Period	$1,111	$1,047

Supplemental Cash Flow Data
Cash paid for income tax	39	23
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	139	182

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	3/31/2023	12/31/2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,111	$1,130
Short-term investments	1,870	2,022
Accounts receivable, net	59	64
Inventories, net	378	417
Prepaid expenses and other current assets	296	307
Total Current Assets	3,714	3,940
Property, plant and equipment, net	2,114	2,118
Operating lease right-of-use assets	2,172	2,219
Goodwill	1,995	1,988
Intangible assets, net	157	159
Long-term bank deposits and notes	1,094	680
Equity investments	346	361
Deferred income tax assets	93	113
Other assets	278	248
Total Assets	11,963	11,826

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	1,957	2,098
Income taxes payable	143	68
Total Current Liabilities	2,100	2,166
Non-current operating lease liabilities	1,864	1,906
Non-current finance lease liabilities	41	42
Deferred income tax liabilities	378	390
Other liabilities	164	162
Total Liabilities	4,547	4,666

Redeemable Noncontrolling Interest	12	12

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 418 million shares and 419 million shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively;	4	4
Additional paid-in capital	4,391	4,390
Retained earnings	2,374	2,191
Accumulated other comprehensive loss	(91)	(103)
Total Yum China Holdings, Inc. Stockholders' Equity	6,678	6,482
Noncontrolling interests	726	666
Total Equity	7,404	7,148
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$11,963	$11,826

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Tabular amounts in US$ millions, except as otherwise noted)

Note 1 – Description of Business

Yum China Holdings, Inc. (“Yum China” and, together with its subsidiaries, the “Company,” “we,” “us” and “our”) was incorporated in Delaware on April 1, 2016.

The Company owns, franchises or has ownership in entities that own and operate restaurants (also referred to as “stores” or “units”) under the KFC, Pizza Hut, Taco Bell, Lavazza, Little Sheep and Huang Ji Huang concepts (collectively, the “concepts”). In connection with the separation of the Company in 2016 from its former parent company, Yum! Brands, Inc. (“YUM”), a master license agreement was entered into between Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company and YUM, through YRI China Franchising LLC, a subsidiary of YUM, effective from January 1, 2020 and previously through Yum! Restaurants Asia Pte. Ltd., another subsidiary of YUM, from October 31, 2016 to December 31, 2019, for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones amended in April 2022, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China (the “PRC” or “China”), excluding Hong Kong, Macau and Taiwan. The term of the license is 50 years from October 31, 2016 for the KFC and Pizza Hut brands and, subject to achieving certain agreed-upon milestones, 50 years from April 15, 2022 for the Taco Bell brand, with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to us being in “good standing” and unless we give notice of our intent not to renew. In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. We own the intellectual property of Little Sheep and Huang Ji Huang and pay no license fee related to these concepts.

In 1987, KFC was the first major global restaurant brand to enter China. As of March 31, 2023, there were over 9,200 KFC stores in China. We maintain a controlling interest of 58%, 70%, 83%, 92% and approximately 60% in the entities that own and operate the KFCs in and around Shanghai, Beijing, Wuxi, Suzhou and Hangzhou, respectively.

The first Pizza Hut in China opened in 1990. As of March 31, 2023, there were over 2,900 Pizza Hut restaurants in China.

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

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of Taco Bell, Lavazza, Little Sheep, Huang Ji Huang, our delivery operating segment and our e-commerce business, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. For 2022, All Other Segments also included COFFii & JOY and East Dawning. The Company decided to wind down the operations of the East Dawning brand in 2021, and closed all stores by March 2022. In addition, the Company decided to wind down the operations of COFFii & JOY and closed all stores in 2022. Additional details on our segment reporting are included in Note 14.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of March 31, 2023, and our results of operations, comprehensive income and cash flows for the quarters ended March 31, 2023 and 2022. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 1, 2023.

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

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08 Business Combinations (Topic 805) — Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). It requires issuers to apply ASC 606 Revenue from Contracts with Customers to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. We adopted this standard on January 1, 2023, and such adoption did not have a material impact on our financial statements.

In March 2022, the FASB issued ASU 2022-01 Fair Value Hedging—Portfolio Layer Method (“ASU 2022-01”), which allows entities to expand their use of the portfolio layer method for fair value hedges of interest rate risk. Under the guidance, entities can hedge all financial assets under the portfolio layer method and designate multiple hedged layers within a single closed portfolio. The guidance also clarifies the accounting for fair value hedge basis adjustments in portfolio layer hedges and how these adjustments should be disclosed. We adopted this standard on January 1, 2023, and such adoption did not have a material impact on our financial statements.

In March 2022, the FASB issued ASU 2022-02 Financial Instrument—Credit Losses (“ASU 2022-02”), amending ASC 310 to eliminate the recognition and measurement guidance for a troubled debt restructuring for creditors that have adopted ASC 326 and requiring them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The guidance also requires entities to present gross write-offs by year of origination in their vintage disclosures. We adopted this standard on January 1, 2023, and such adoption did not have a material impact on our financial statements.

In June 2022, the FASB issued ASU 2022-03 Fair Value Measurement—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restriction (“ASU 2022-03”), clarifying that a contractual restriction on sales of an equity security is not considered part of the unit of account of the equity security, and therefore, is not considered when measuring fair value. The guidance also clarifies that a contractual sales restriction should not be recognized as a separate unit of account. We adopted this standard on January 1, 2023, and such adoption did not have a material impact on our financial statements.

In September 2022, the FASB issued ASU 2022-04 Liabilities—Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”), requiring entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about their obligations outstanding at the end of the reporting period. We adopted this standard on January 1, 2023, and such adoption did not have a material impact on our financial statements.

Note 3 – Business Acquisitions and Equity Investments

Consolidation of Hangzhou KFC and Equity Investment in Hangzhou Catering

In the fourth quarter of 2021, the Company completed its investment in a 28% equity interest in Hangzhou Catering for cash consideration of $255 million. Hangzhou Catering holds a 45% equity interest in Hangzhou KFC, of which the Company previously held a 47% equity interest. Along with the investment, the Company also obtained two additional seats on the board of directors of Hangzhou KFC. Upon completion of the transaction, the Company directly and indirectly holds an approximately 60% equity interest in Hangzhou KFC and has majority representation on the board, and thus obtained control over Hangzhou KFC and started to consolidate its results from the acquisition date.

As a result of the acquisition of Hangzhou KFC, $66 million of the purchase price was allocated to the reacquired franchise right, which is amortized over the remaining franchise contract period of 1 year.

In addition to its equity interest in Hangzhou KFC, Hangzhou Catering operates approximately 60 Chinese dining restaurants under four time-honored brands and a food processing business. The Company applies the equity method of accounting to the 28% equity interest in Hangzhou Catering excluding the Hangzhou KFC business and classified this investment in Equity investments based on its then fair value. The Company elected to report its share of Hangzhou Catering’s financial results with a one-quarter lag because its results are not available in time for the Company to record them in the concurrent period. The Company's equity losses from Hangzhou Catering, net of taxes, were immaterial for both the quarters ended March 31, 2023 and 2022, and included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income. As of March 31, 2023 and December 31, 2022, the carrying amount of the Company’s equity method investment in Hangzhou Catering was $36 million and $37 million, respectively, exceeding the Company’s interest in Hangzhou Catering’s underlying net assets by $26 million and $26 million, respectively. Substantially all of this difference was attributable to its self-owned properties and impact of related deferred tax liabilities determined upon acquisition, which is being depreciated over a weighted-average remaining useful life of 20 years.

Consolidation of Suzhou KFC

In the third quarter of 2020, the Company completed the acquisition of an additional 25% equity interest in Suzhou KFC for cash consideration of $149 million, increasing its equity interest to 72%, and thus the Company obtained control over Suzhou KFC and started to consolidate its results from the acquisition date.

As a result of the acquisition of Suzhou KFC, $61 million of the purchase price was allocated to the reacquired franchise right, which is amortized over the remaining franchise contract period of 2.4 years.

In December 2022, the Company acquired an additional 20% equity interest in Suzhou KFC for cash consideration of $115 million, bringing its total ownership to 92%. As the Company has previously obtained control of Suzhou KFC, this transaction was accounted for as an equity transaction. Upon completion of the transaction, the excess of purchase consideration over the carrying amount of the non-controlling interests was $15 million, which was recorded in Additional paid-in capital.

As a result of the acquisitions of all former unconsolidated affiliates that operate our concepts by December 2021, the Company consolidated their results since their respective acquisition dates, and therefore we no longer have franchise fees and expenses and revenues and expenses from transactions with unconsolidated affiliates for the quarters ended March 31, 2023 and 2022.

Fujian Sunner Development Co., Ltd. (“Sunner”) Investment

In the first quarter of 2021, the Company acquired a 5% equity interest in Sunner, a Shenzhen Stock Exchange-listed company, for a total consideration of approximately $261 million. Sunner is China’s largest white-feathered chicken producer and the Company’s largest poultry supplier. The Company then accounted for the equity securities at fair value based on their closing market price on each measurement date.

In May 2021, a senior executive of the Company was nominated and appointed to Sunner’s board of directors upon Sunner’s shareholder approval. Through this representation, the Company participates in Sunner’s policy making process. The representation on the board, along with the Company being one of Sunner’s significant shareholders, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. In the quarters ended March 31, 2023 and 2022, the Company's equity income from Sunner, net of taxes, was immaterial, which was included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income.

The Company purchased inventories of $119 million and $92 million from Sunner for the quarters ended March 31, 2023 and 2022, respectively. The Company’s accounts payable and other current liabilities due to Sunner were $49 million and $53 million as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, the Company’s investment in Sunner was classified in Equity investments and the carrying amounts were $230 million and $227 million, respectively, exceeding the Company’s interest in Sunner’s underlying net assets by $158 million and $157 million, respectively. As of March 31, 2023 and December 31, 2022, $17 million and $18 million of these basis differences were related to finite-lived intangible assets determined upon acquisition, respectively, which are being amortized over the estimated useful life of 20 years. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of March 31, 2023 and December 31, 2022, the market value of the Company’s investment in Sunner was $223 million and $214 million based on its quoted closing price, respectively.

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

In the quarters ended March 31, 2023 and 2022, the related pre-tax losses of $17 million and $38 million on investment in equity securities of Meituan were included in Investment loss in our Condensed Consolidated Statements of Income.

Note 4 – Revenue Recognition

The Company’s revenues primarily include Company sales, Franchise fees and income and Revenues from transactions with franchisees.

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

Our privilege membership programs offer privilege members rights to multiple benefits, such as free delivery and discounts on certain products. For certain privilege membership programs offering a pre-defined amount of benefits that can be redeemed ratably over the membership period, revenue is ratably recognized over the period based on the elapse of time. With respect to privilege membership programs offering members a mix of distinct benefits, including a welcome gift and assorted discount coupons with pre-defined quantities, consideration collected is allocated to the benefits provided based on their relative standalone selling price and revenue is recognized when food or services are delivered or the benefits expire. In determining the relative standalone selling price of the benefits, the Company considers likelihood of future redemption based on historical redemption pattern and reviews such estimates periodically based upon the latest available information regarding redemption and expiration patterns.

Franchise Fees and Income

Franchise fees and income primarily include upfront franchise fees, such as initial fees and renewal fees, and continuing fees. We have determined that the services we provide in exchange for upfront franchise fees and continuing fees are highly interrelated with the franchise right. We recognize upfront franchise fees received from a franchisee as revenue over the term of the franchise agreement or the renewal agreement because the franchise rights are accounted for as rights to access our symbolic intellectual property. The franchise agreement term is generally 10 years for KFC and Pizza Hut, generally five years for Little Sheep and three to 10 years for Huang Ji Huang. We recognize continuing fees, which are based upon a percentage of franchisee sales, as those sales occur.

Revenues from Transactions with Franchisees

Revenues from transactions with franchisees consist primarily of sales of food and paper products, advertising services, delivery services and other services provided to franchisees.

The Company centrally purchases substantially all food and paper products from suppliers for substantially all of our restaurants, including franchisees, and then sells and delivers them to the restaurants. In addition, the Company owns seasoning facilities for its Chinese dining business unit, which manufacture and sell seasoning products to Huang Ji Huang and Little Sheep franchisees. The Company also provides delivery services to franchisees. The performance obligation arising from such transactions is considered distinct from the franchise agreement as it is not highly dependent on the franchise agreement and the customer can benefit from such services on its own. We consider ourselves the principal in this arrangement as we have the ability to control a promised good or service before transferring that good or service to the franchisees. Revenue is recognized upon transfer of control over ordered items or services, generally upon delivery to the franchisees.

For advertising services, the Company often engages third parties to provide services and acts as a principal in the transaction based on our responsibilities of defining the nature of the services and administering and directing all marketing and advertising programs in accordance with the provisions of our franchise agreements. The Company collects advertising contributions, which are generally based on certain percentage of sales from substantially all of our restaurants, including franchisees. Other services provided to franchisees consist primarily of customer and technology support services. Advertising services and other services provided are highly interrelated to franchise right, and are not considered individually distinct. We recognize revenue when the related sales occur.

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

Disaggregation of Revenue

The following tables present revenue disaggregated by types of arrangements and segments:

	Quarter Ended 3/31/2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$2,166	$591	$15	$—	$2,772	$—	$2,772
Franchise fees and income	17	2	6	—	25	—	25
Revenues from transactions with franchisees	10	1	19	63	93	—	93
Other revenues	5	3	162	10	180	(153)	27
Total revenues	$2,198	$597	$202	$73	$3,070	$(153)	$2,917

	Quarter Ended 3/31/2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,991	$542	$15	$—	$2,548	$—	$2,548
Franchise fees and income	16	2	6	—	24	—	24
Revenues from transactions with franchisees	8	1	11	57	77	—	77
Other revenues	2	2	131	10	145	(126)	19
Total revenues	$2,017	$547	$163	$67	$2,794	$(126)	$2,668

Accounts Receivable

Accounts receivable primarily consist of trade receivables and royalties from franchisees, and are generally due within 30 days of the period in which the corresponding sales occur. Our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of March 31, 2023 and December 31, 2022, the ending balances of provision for accounts receivable were both $2 million, and amounts of accounts receivable past due were immaterial.

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets on the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $7 million and $6 million at March 31, 2023 and December 31, 2022, respectively.

Contract Liabilities

Contract liabilities at March 31, 2023 and December 31, 2022 were as follows:

Contract liabilities	3/31/2023	12/31/2022
– Deferred revenue related to prepaid stored-value products	$157	$139
– Deferred revenue related to upfront franchise fees	33	32
– Deferred revenue related to customer loyalty programs	24	23
– Deferred revenue related to privilege membership programs	17	16
Total	$231	$210

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs and customer loyalty programs is included in Accounts payable and other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $58 million and $62 million for the quarters ended March 31, 2023 and 2022, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

The Company has elected, as a practical expedient, not to disclose the value of remaining performance obligations associated with sales-based royalty promised to franchisees in exchange for franchise right and other related services. The remaining duration of the performance obligation is the remaining contractual term of each franchise agreement. We recognize continuing franchisee fees and revenues from advertising services and other services provided to franchisees based on a certain percentage of sales, as those sales occur.

Note 5 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended
	3/31/2023	3/31/2022
Net Income – Yum China Holdings, Inc.	$289	$100
Weighted-average common shares outstanding (for basic calculation)(a)	418	426
Effect of dilutive share-based awards(a)	5	4
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)(a)	423	430
Basic Earnings Per Common Share	$0.69	$0.23
Diluted Earnings Per Common Share	$0.68	$0.23
Share-based awards excluded from the diluted EPS computation(b)	2	3

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
(b)
These outstanding stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) were excluded from the computation of diluted EPS because to do so would have been antidilutive for the quarters presented, or because certain PSUs are contingently issuable based on the achievement of performance and market conditions, which have not been met as of March 31, 2023 and 2022.

Note 6 – Equity

Changes in Equity and Redeemable Noncontrolling Interest (in millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2022	419	$4	$4,390	$2,191	$(103)	—	$—	$666	$7,148	$12
Net Income				289				24	313	—
Foreign currency translation adjustments					12			2	14	—
Comprehensive income									327	—
Cash dividends declared ($0.13 per common share)				(54)					(54)
Contributions from/ dividends declared to noncontrolling interests								34	34
Repurchase and retirement of shares	(1)	—	(10)	(52)					(62)
Exercise and vesting of share- based awards	1	—	(2)						(2)
Share-based compensation			13					—	13
Balance at March 31, 2023	418	$4	$4,391	$2,374	$(91)	—	$—	$726	$7,404	$12

Balance at December 31, 2021	449	$4	$4,695	$2,892	$268	(21)	$(803)	$852	$7,908	$14
Net Income				100				10	110	—
Foreign currency translation adjustments					11			2	13	—
Comprehensive income									123	—
Cash dividends declared ($0.12 per common share)				(51)					(51)
Dividends declared								(81)	(81)
Contributions from noncontrolling interests								18	18
Repurchase of shares of common stock						(5)	(232)		(232)
Exercise and vesting of share- based awards	—	—	(2)						(2)
Share-based compensation			11						11
Balance at March 31, 2022	449	$4	$4,704	$2,941	$279	(26)	$(1,035)	$801	$7,694	$14

*: Shares may not add due to rounding.

Share Repurchase and Retirement

Our Board of Directors has authorized an aggregate of $2.4 billion for our share repurchase program. The Company repurchased 1 million and 5 million shares of Yum China common stock at a total cost of $62 million and $232 million during the quarters ended March 31, 2023 and 2022, respectively. The total repurchase cost included $2 million and $8 million settled subsequent to March 31, 2023 and 2022, for shares repurchased with trade dates on and prior to March 31, 2023 and 2022, respectively. As of March 31, 2023, approximately $1.1 billion remained available for future share repurchases under the authorization.

The Inflation Reduction Act of 2022 (“IRA”), which is discussed further in Note 13, imposes an excise tax of 1% on net share repurchases that occur after December 31, 2022. Excise tax incurred on net share repurchases was recognized as part of the cost of the shares repurchased and the financial impact was not material during the first quarter of 2023.

Note 7 – Items Affecting Comparability of Net Income

Impact of COVID-19 Pandemic

Starting in the first quarter of 2020, the COVID-19 pandemic significantly impacted the Company’s operations and caused significant volatility in our operations. During the first quarter of 2023, sales rebounded significantly year-over-year and sequentially. The Company’s strong sales growth was driven by tremendous efforts in seizing opportunities as the country pivoted from strict COVID-19 measures. Margins also improved substantially, benefiting from sales leveraging, cost structure rebasing, and temporary relief from the government and landlords, which contributed to the year-over-year operating profit growth. Operating profit for the quarters ended March 31, 2023 and 2022 was $416 million and $191 million, respectively.

Fair Value Changes for Investment in Equity Securities

In September 2018, we invested in the equity securities of Meituan, the fair value of which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded as Investment loss in our Condensed Consolidated Statements of Income. We recorded related pre-tax unrealized investment loss of $17 million and $38 million for the quarters ended March 31, 2023 and 2022, respectively.

See Note 3 for additional information on our investment in Meituan.

Note 8 – Other Expenses, net

	Quarter Ended
	3/31/2023	3/31/2022
Amortization of reacquired franchise rights(a)	$2	$26
Foreign exchange impact and others	(1)	(1)
Other expenses, net	$1	$25

(a)
As a result of the acquisition of Hangzhou KFC, Suzhou KFC and Wuxi KFC, $66 million, $61 million and $61 million of the purchase price were allocated to intangible assets related to reacquired franchise rights, respectively, which are being amortized over the remaining franchise contract period of 1 year, 2.4 years and 5 years. The above reacquired franchise rights were substantially amortized as of December 31, 2022 and resulted in the decrease of amortization expenses in the quarter ended March 31, 2023.

Note 9 – Supplemental Balance Sheet Information

Accounts Receivable, net	3/31/2023	12/31/2022
Accounts receivable, gross	$61	$66
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$59	$64

Prepaid Expenses and Other Current Assets	3/31/2023	12/31/2022
VAT assets	$95	$88
Interest receivables	38	31
Receivables from payment processors and aggregators	37	53
Dividends receivable from equity method investees	2	6
Other prepaid expenses and current assets	124	129
Prepaid expenses and other current assets	$296	$307

Property, Plant and Equipment (“PP&E”)	3/31/2023	12/31/2022
Buildings and improvements, and construction in progress	$2,937	$2,912
Finance leases, primarily buildings	62	62
Machinery and equipment	1,645	1,612
PP&E, gross	4,644	4,586
Accumulated depreciation	(2,530)	(2,468)
PP&E, net	$2,114	$2,118

Equity Investments	3/31/2023	12/31/2022
Investment in equity method investees	$268	$266
Investment in equity securities	78	95
Equity investments	$346	$361

Other Assets	3/31/2023	12/31/2022
Land use right	$122	$123
Long-term deposits, primarily lease deposits	90	90
Prepayment for acquisition of PP&E(a)	36	6
Costs to obtain contracts	7	6
VAT assets	5	5
Others	18	18
Other assets	$278	$248

(a)
The increase was primarily due to a prepayment made in relation to the acquisition of a building located in Shanghai to house the Company’s headquarters and flagship stores, which is currently expected to be delivered to the Company around 2026.

Accounts Payable and Other Current Liabilities	3/31/2023	12/31/2022
Accounts payable	$674	$727
Operating lease liabilities	437	448
Accrued compensation and benefits	263	285
Contract liabilities	203	182
Accrued capital expenditures	139	181
Accrued marketing expenses	69	72
Other current liabilities	172	203
Accounts payable and other current liabilities	$1,957	$2,098

Other Liabilities	3/31/2023	12/31/2022
Accrued income tax payable	$55	$52
Contract liabilities	28	28
Other non-current liabilities	81	82
Other liabilities	$164	$162

Note 10 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2022
Goodwill, gross	$2,379	$1,893	$19	$467
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	1,988	1,893	19	76
Effect of currency translation adjustments	7	7	—	—
Balance as of March 31, 2023
Goodwill, gross	2,386	1,900	19	467
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$1,995	$1,900	$19	$76

(a)
Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.

Intangible assets, net as of March 31, 2023 and December 31, 2022 are as follows:

	3/31/2023				12/31/2022
	Gross Carrying Amount(a)	Accumulated Amortization(a)	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$277	$(273)	$—	$4	$276	$(271)	$—	$5
Huang Ji Huang franchise related assets	22	(3)	—	19	22	(3)	—	19
Daojia platform	16	(4)	(12)	—	16	(4)	(12)	—
Customer-related assets	12	(10)	(2)	—	12	(9)	(2)	1
Others	9	(5)	—	4	9	(5)	—	4
	$336	$(295)	$(14)	$27	$335	$(292)	$(14)	$29
Indefinite-lived intangible assets
Little Sheep trademark	$52	$—	$—	$52	$52	$—	$—	$52
Huang Ji Huang trademark	78	—	—	78	78	—	—	78
	$130	$—	$—	$130	$130	$—	$—	$130

Total intangible assets	$466	$(295)	$(14)	$157	$465	$(292)	$(14)	$159

(a)
Changes in gross carrying amount and accumulated amortization include the effect of currency translation adjustments.

(b)
Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense for finite-lived intangible assets was $2 million and $26 million for the quarters ended March 31, 2023 and 2022, respectively. The decrease in amortized expense for finite-lived intangible assets in 2023 was primarily due to certain reacquired franchise rights being substantially amortized as of December 31, 2022 (See Note 8 for details). As of March 31, 2023, expected amortization expense for the unamortized finite-lived intangible assets is approximately $2 million for the remainder of 2023, and $2 million in each of 2024, 2025, 2026 and 2027.

Note 11 – Leases

As of March 31, 2023, we leased over 13,000 properties in China for our Company-owned restaurants. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	3/31/2023	12/31/2022	Account Classification
Assets
Operating lease right-of-use assets	$2,172	$2,219	Operating lease right-of-use assets
Finance lease right-of-use assets	38	38	PP&E, net
Total leased assets	$2,210	$2,257

Liabilities
Current
Operating lease liabilities	$437	$448	Accounts payable and other current liabilities
Finance lease liabilities	5	5	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,864	1,906	Non-current operating lease liabilities
Finance lease liabilities	41	42	Non-current finance lease liabilities
Total lease liabilities	$2,347	$2,401

Summary of Lease Cost	Quarter Ended
	3/31/2023	3/31/2022	Account Classification

Operating lease cost	$132	$157	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	1	1	Occupancy and other operating expenses
Interest on lease liabilities	1	—	Interest income, net
Variable lease cost(a)	106	96	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	4	3	Occupancy and other operating expenses or G&A
Sub-lease income	(5)	(6)	Franchise fees and income or Other revenues
Total lease cost	$239	$251

(a)
The Company was granted $8 million and $3 million in lease concessions from landlords related to the effects of the COVID-19 pandemic during the quarters ended March 31, 2023 and 2022, respectively. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff question-and-answer document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted.

Supplemental Cash Flow Information	Quarter Ended
	3/31/2023	3/31/2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$137	$155
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for lease liabilities(b):
Operating leases	$46	$28
Finance leases	—	3

(b)
This supplemental non-cash disclosure for right-of-use (“ROU”) assets obtained in exchange for lease liabilities includes an increase in lease liabilities associated with obtaining new ROU assets of $65 million and $63 million for the quarters ended March 31, 2023 and 2022, respectively, as well as adjustments to lease liabilities or ROU assets due to modification or other reassessment events, which resulted in a $19 million and $32 million decrease in lease liabilities for the quarters ended March 31, 2023 and 2022, respectively.

Lease Term and Discount Rate	3/31/2023	3/31/2022
Weighted-average remaining lease term (years)
Operating leases	7.1	7.1
Finance leases	11.0	11.4

Weighted-average discount rate
Operating leases	5.1%	5.4%
Finance leases	5.1%	5.4%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of March 31, 2023 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2023	$417	$5	$422
2024	456	6	462
2025	395	6	401
2026	346	6	352
2027	289	5	294
Thereafter	843	32	875
Total undiscounted lease payment	2,746	60	2,806
Less: imputed interest(c)	445	14	459
Present value of lease liabilities	$2,301	$46	$2,347

(c)
As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of March 31, 2023, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $126 million. These leases will commence between the second quarter of 2023 and 2026 with lease terms of 1 year to 20 years.

Note 12 – Fair Value Measurements and Disclosures

The Company’s financial assets and liabilities primarily consist of cash and cash equivalents, short-term investments, long-term bank deposits and notes, accounts receivable, accounts payable and lease liabilities, and the carrying values of these assets and liabilities approximate their fair value in general.

The Company’s financial assets also include its investment in the equity securities of Meituan, which is measured at fair value based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income.

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term bank deposits and notes, and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred during the quarters ended March 31, 2023 and 2022.

		Fair Value Measurement or Disclosure at March 31, 2023
	Balance at March 31, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$250		$250
Fixed income debt securities(a)	100		100
Money market funds	8	8
Total cash equivalents	358	8	350	—
Short-term investments:
Time deposits	1,195		1,195
Fixed income debt securities(a)	550		550
Structured deposits	125		125
Total short-term investments	1,870	—	1,870	—
Long-term bank deposits and notes:
Time deposits(b)	943		943
Fixed income bank notes(a)	151		151
Total long-term bank deposits and notes	1,094	—	1,094	—
Equity investments:
Investment in equity securities	78	78
Total	$3,400	$86	$3,314	$—

		Fair Value Measurement or Disclosure at December 31, 2022
	Balance at December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$355		$355
Fixed income debt securities(a)	129	29	100
Money market funds	59	59
Total cash equivalents	543	88	455	—
Short-term investments:
Time deposits	1,434		1,434
Fixed income debt securities(a)	500		500
Structured deposits	88		88
Total short-term investments	2,022	—	2,022	—
Long-term bank deposits and notes:
Time deposits(b)	680		680
Equity investments:
Investment in equity securities	95	95
Total	$3,340	$183	$3,157	$—

(a)
Classified as held-to-maturity investments and measured at amortized cost.
(b)
As of March 31, 2023 and December 31, 2022, the long-term bank deposits and notes balance included $81 million of time deposits, which is restricted for use in order to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements.

Non-Recurring Fair Value Measurements

In addition, certain of the Company’s restaurant-level assets (including operating lease ROU assets and PP&E), goodwill and intangible assets, are measured at fair value based on unobservable inputs (Level 3) on a non-recurring basis, if determined to be impaired.

We review long-lived assets of restaurants semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We recorded restaurant-level impairment of nil for both quarters ended March 31, 2023 and 2022, excluding fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective quarter-end dates.

Note 13 – Income Taxes

	Quarter Ended
	3/31/2023	3/31/2022
Income tax provision	$125	$55
Effective tax rate	28.5%	33.1%

The lower effective tax rate for the quarter ended March 31, 2023 was primarily due to a true-up of foreign withholding tax in the quarter ended March 31, 2022, a reduction in valuation allowance for certain subsidiaries, and less impact from our investment in Meituan.

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

In August 2022, the IRA was signed into law in the U.S., which contains certain tax measures, including a Corporate Alternative Minimum Tax (“CAMT”) of 15% on certain large corporations. On December 27, 2022, the U.S. Treasury Department and the Internal Revenue Services (the “IRS”) released Notice 2023-7, announcing their intention to issue proposed regulations addressing the application of the new CAMT. Notice 2023-7 also provides interim guidance regarding certain CAMT issues, and states that the U.S. Treasury Department and the IRS plan to issue additional interim guidance addressing other issues before publishing proposed regulations. The Company will monitor the regulatory developments and continue to evaluate the impact on our financial statements, if any.

In December 2022, a refined Foreign Sourced Income Exemption (“FSIE”) regime was published in Hong Kong and took effect from January 1, 2023. Under the new FSIE regime, certain foreign sourced income would be deemed as being sourced from Hong Kong and chargeable to Hong Kong Profits Tax, if the recipient entity fails to meet the prescribed exception requirements. Certain dividends, interests and disposal gains, if any, received by us and our Hong Kong subsidiaries will be subject to the new tax regime. Based on our preliminary analysis, we do not believe this legislation will have a material impact on our financial statements. The Company will monitor the regulatory developments and continue to evaluate the impact, if any.

We are subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other tax authorities with respect to income and non-income based taxes. Since 2016, we have been under a national audit on transfer pricing by the Chinese State Taxation Administration (the “STA”) in China regarding our related party transactions for the period from 2006 to 2015. The information and views currently exchanged with the tax authorities focus on our franchise arrangement with YUM. We continue to provide information requested by the tax authorities to the extent it is available to the Company. It is reasonably possible that there could be significant developments, including expert review and assessment by the STA, within the next 12 months. The ultimate assessment and decision of the STA will depend upon further review of the information provided, as well as ongoing technical and other discussions with the STA and in-charge local tax authorities, and therefore, it is not possible to reasonably estimate the potential impact at this time. We will continue to defend our transfer pricing position. However, if the STA prevails in the assessment of additional tax due based on its ruling, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations and cash flows.

Note 14 –Segment Reporting

We have two reportable segments: KFC and Pizza Hut. Our remaining non-reportable operating segments, including the operations of Taco Bell, Lavazza, Little Sheep, Huang Ji Huang, our delivery operating segment and our e-commerce business, and for 2022, also including COFFii & JOY and East Dawning, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in aggregate.

	Quarter Ended 3/31/2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$2,198	$597	$49	$73	$2,917	$—	$2,917
Inter-segment revenue	—	—	153	—	153	(153)	—
Total	$2,198	$597	$202	$73	$3,070	$(153)	$2,917

	Quarter Ended 3/31/2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$2,017	$547	$41	$63	$2,668	$—	$2,668
Inter-segment revenue	—	—	122	4	126	(126)	—
Total	$2,017	$547	$163	$67	$2,794	$(126)	$2,668

	Quarter Ended
Operating Profit (Loss)	3/31/2023	3/31/2022
KFC	$420	$220
Pizza Hut	55	30
All Other Segments	(6)	(17)
Unallocated revenues from transactions with franchisees(b)	63	57
Unallocated other revenues	10	10
Unallocated expenses for transactions with franchisees(b)	(63)	(57)
Unallocated other operating costs and expenses	(8)	(9)

Unallocated and corporate G&A expenses	(56)	(44)
Unallocated other income, net	1	1
Operating Profit	$416	$191
Interest income, net(a)	38	12
Investment loss(a)	(17)	(37)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	$437	$166

	Quarter Ended
Impairment Charges	3/31/2023	3/31/2022
KFC(c)	$3	$5
Pizza Hut(c)	1	1
All Other Segments(c)	—	2
	$4	$8

	Total Assets
	3/31/2023	12/31/2022
KFC	$5,238	$5,296
Pizza Hut	879	880
All Other Segments	378	381
Corporate and Unallocated(d)	5,468	5,269
	$11,963	$11,826

(a)
Amounts have not been allocated to any segment for performance reporting purposes.
(b)
Primarily includes revenues and associated expenses of transactions with franchisees derived from the Company’s central procurement model whereby the Company centrally purchases substantially all food and paper products from suppliers then sells and delivers to KFC and Pizza Hut restaurants, including franchisees. Amounts have not been allocated to any segment for purposes of making operating decisions or assessing financial performance as the transactions are deemed corporate revenues and expenses in nature.
(c)
Primarily includes store closure impairment charges.
(d)
Primarily includes cash and cash equivalents, short-term investments, long-term bank deposits and notes, equity investments, inventories that are centrally managed and PP&E that are not specifically identifiable within each segment.

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

Guarantees for Franchisees

From time to time, we have guaranteed certain lines of credit and loans of franchisees. As of March 31, 2023, no guarantees were outstanding for franchisees.

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

Note 16 – Subsequent Events

Cash Dividend

On May 2, 2023, the Company announced that the Board of Directors declared a cash dividend of $0.13 per share on Yum China’s common stock, payable as of the close of business on June 20, 2023, to stockholders of record as of the close of business on May 30, 2023. Total estimated cash dividend payable is approximately $54 million.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of 2022 system sales, with over 13,000 restaurants covering over 1,800 cities primarily in China as of March 31, 2023. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Taco Bell, Lavazza, Little Sheep and Huang Ji Huang. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones amended in April 2022, Taco Bell brands in China (excluding Hong Kong, Macau and Taiwan), and own the intellectual property of the Little Sheep and Huang Ji Huang concepts outright. We also established a joint venture with Lavazza Group, the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee concept in China. KFC was the first major global restaurant brand to enter China in 1987. With more than 35 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of system sales. We believe that there are significant opportunities to further expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of March 31, 2023, KFC operated over 9,200 restaurants in over 1,800 cities across China.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of March 31, 2023, Pizza Hut operated over 2,900 restaurants in over 650 cities.

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

•
System sales growth reflects the results of all restaurants regardless of ownership, including Company-owned and franchise restaurants that operate our concepts, except for sales from non-Company-owned restaurants for which we do not receive a sales-based royalty. Sales of franchise restaurants typically generate ongoing franchise fees for the Company at an average rate of approximately 6% of system sales. Franchise restaurant sales are not included in Company sales in the Condensed Consolidated Statements of Income; however, the franchise fees are included in the Company’s revenues. We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

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

Quarters Ended March 31, 2023 and 2022

Results of Operations

Summary

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of Taco Bell, Lavazza, Little Sheep, Huang Ji Huang, our delivery operating segment and our e-commerce business, and for 2022, also including COFFii & JOY and East Dawning, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Additional details on our reportable operating segments are included in Note 14.

% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+17	+8	+9	+91	+105
Pizza Hut	+17	+7	+11	+85	+98
All Other Segments(b)	+4	+7	(4)	+62	+59
Total	+17	+8	+9	+118	+134

(a)
System sales and same-store sales percentages as shown in the table exclude the impact of F/X. Effective January 1, 2018, temporary store closures are normalized in the same-store sales calculation by excluding the period during which stores are temporarily closed.

(b)
Sales from non-Company-owned restaurants, for which we do not receive a sales-based royalty, are excluded from system sales and same-store sales.

During the first quarter of 2023, sales rebounded significantly year over year and sequentially. Our strong sales growth was driven by tremendous efforts in seizing opportunities as the country pivoted from strict COVID-19 measures. As compared to the first quarter of 2022, Company sales in the first quarter of 2023 increased 9%, or 17% excluding the impact of F/X. The increase in Company sales for the quarter, excluding the impact of F/X, was driven by same-store sales growth of 8%, net unit growth of 10% in Company-owned stores, and significantly reduced temporary store closures.

The increase in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales, higher labor productivity, operational efficiency, the increase in temporary relief from the government and landlords and lower rental expenses from store portfolio optimization, partially offset by increased value promotions, higher performance-based compensation and wage inflation in the low single digits.

The Consolidated Results of Operations for the quarters ended March 31, 2023 and 2022 are presented below:

	Quarter Ended		% B/(W) (a)
	3/31/2023	3/31/2022	Reported		Ex F/X
Company sales	$2,772	$2,548	9		17
Franchise fees and income	25	24	1		9
Revenues from transactions with franchisees	93	77	21		30
Other revenues	27	19	43		54
Total revenues	$2,917	$2,668	9		18
Company restaurant expenses	$2,209	$2,197	(1)		(8)
Operating Profit	$416	$191	118		134
Interest income, net	38	12	224		232
Investment loss	(17)	(37)	54		54
Income tax provision	(125)	(55)	(127)		(141)
Equity in net earnings (losses) from equity method investments	1	(1)	NM		NM
Net Income – including noncontrolling interests	313	110	184		206
Net Income – noncontrolling interests	24	10	(136)		(155)
Net Income – Yum China Holdings, Inc.	$289	$100	189		212
Diluted Earnings Per Common Share	$0.68	$0.23	196		222
Effective tax rate	28.5%	33.1%
Supplementary information – Non-GAAP Measures(b)
Restaurant profit	$563	$351	61		73
Restaurant margin %	20.3%	13.8%	6.5	ppts.	6.5	ppts.
Adjusted Operating Profit	$419	$193
Adjusted Net Income – Yum China Holdings, Inc.	$292	$102
Adjusted Diluted Earnings Per Common Share	$0.69	$0.24
Adjusted Effective Tax Rate	28.4%	32.7%
Adjusted EBITDA	$539	$365

NM refers to not meaningful.

(a)
Represents the period-over-period change in percentage.

(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

Quarter Ended 3/31/2023
% change
System Sales Growth	8%
System Sales Growth, excluding F/X	17%
Same-Store Sales Growth	8%

Unit Count	3/31/2023	3/31/2022	% Increase
Company-owned	11,374	10,385	10
Franchisees	1,806	1,732	4
	13,180	12,117	9

Non-GAAP Measures

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides non-GAAP measures adjusted for Special Items, which include Adjusted Operating Profit, Adjusted Net Income, Adjusted Earnings Per Common Share (“EPS”), Adjusted Effective Tax Rate and Adjusted EBITDA, which we define as net income including noncontrolling interests adjusted for equity in net earnings (losses) from equity method investments, income tax, interest income, net, investment gain or loss, certain non-cash expenses, consisting of depreciation and amortization as well as store impairment charges, and Special Items. We also use Restaurant profit and Restaurant margin (as defined in the Overview section within MD&A above) for the purpose of internally evaluating the performance of our Company-owned restaurants and we believe Restaurant profit and Restaurant margin provide useful information to investors as to the profitability of our Company-owned restaurants.

The following table sets forth the reconciliations of the most directly comparable GAAP financial measures to the non-GAAP adjusted financial measures.

Non-GAAP Reconciliations

Reconciliation of GAAP Operating Profit to Restaurant Profit

	Quarter Ended 3/31/2023
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$420	$55	$(6)	$(53)	$—	$416
Less:
Franchise fees and income	17	2	6	—	—	25
Revenues from transactions with franchisees	10	1	19	63	—	93
Other revenues	5	3	162	10	(153)	27
Add:
General and administrative expenses	68	29	10	56	—	163
Franchise expenses	9	1	—	—	—	10
Expenses for transactions with franchisees	9	1	18	63	—	91
Other operating costs and expenses	4	3	161	8	(152)	24
Closures and impairment expenses, net	1	1	1	—	—	3
Other expenses (income), net	2	—	—	(1)	—	1
Restaurant profit (loss)	$481	$84	$(3)	$—	$1	$563
Company sales	2,166	591	15	—	—	2,772
Restaurant margin %	22.2%	14.2%	(21.2)%	N/A	N/A	20.3%

	Quarter Ended 3/31/2022
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$220	$30	$(17)	$(42)	$—	$191
Less:
Franchise fees and income	16	2	6	—	—	24
Revenues from transactions with franchisees	8	1	11	57	—	77
Other revenues	2	2	131	10	(126)	19
Add:
General and administrative expenses	65	29	13	44	—	151
Franchise expenses	9	1	—	—	—	10
Expenses for transactions with franchisees	8	1	9	57	—	75
Other operating costs and expenses	1	1	134	9	(128)	17
Closures and impairment (income) expenses, net	(1)	1	2	—	—	2
Other expenses (income), net	26	—	—	(1)	—	25
Restaurant profit (loss)	$302	$58	$(7)	$—	$(2)	$351
Company sales	1,991	542	15	—	—	2,548
Restaurant margin %	15.2%	10.7%	(50.9)%	N/A	N/A	13.8%

	Quarter Ended
	3/31/2023	3/31/2022
Reconciliation of Reported GAAP Results to Non-GAAP Adjusted Measures
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$416	$191
Special Items, Operating Profit	(3)	(2)
Adjusted Operating Profit	$419	$193
Reconciliation of Net Income to Adjusted Net Income
Net Income – Yum China Holdings, Inc.	$289	$100
Special Items, Net Income – Yum China Holdings, Inc.	(3)	(2)
Adjusted Net Income – Yum China Holdings, Inc.	$292	$102
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.69	$0.23
Special Items, Basic Earnings Per Common Share	(0.01)	(0.01)
Adjusted Basic Earnings Per Common Share	$0.70	$0.24
Diluted Earnings Per Common Share	$0.68	$0.23
Special Items, Diluted Earnings Per Common Share	(0.01)	(0.01)
Adjusted Diluted Earnings Per Common Share	$0.69	$0.24
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 13)	28.5%	33.1%
Impact on effective tax rate as a result of Special Items	0.1%	0.4%
Adjusted effective tax rate	28.4%	32.7%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter Ended
Reconciliation of Net Income to Adjusted EBITDA	3/31/2023	3/31/2022
Net Income – Yum China Holdings, Inc.	$289	$100
Net Income – noncontrolling interests	24	10
Equity in net (earnings) losses from equity method investments	(1)	1
Income tax provision	125	55
Interest income, net	(38)	(12)
Investment loss	17	37
Operating Profit	416	191
Special Items, Operating Profit	3	2
Adjusted Operating Profit	419	193
Depreciation and amortization	116	164
Store impairment charges	4	8
Adjusted EBITDA	$539	$365

Details of Special Items are presented below:

	Quarter Ended
Details of Special Items	3/31/2023	3/31/2022
Share-based compensation expense for Partner PSU Awards(1)	$(3)	$(2)
Special Items, Operating Profit	(3)	(2)
Tax effect on Special Items(2)	—	—
Special Items, net income – including noncontrolling interests	(3)	(2)
Special Items, net income – noncontrolling interests	—	—
Special Items, Net Income – Yum China Holdings, Inc.	$(3)	$(2)
Weighted-average diluted shares outstanding (in millions)	423	430
Special Items, Diluted Earnings Per Common Share	$(0.01)	$(0.01)

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

(2)
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

Segment Results

KFC

	Quarter Ended
			% B/(W)
	3/31/2023	3/31/2022	Reported		Ex F/X
Company sales	$2,166	$1,991	9		17
Franchise fees and income	17	16	5		13
Revenues from transactions with franchisees	10	8	29		39
Other revenues	5	2	195		218
Total revenues	$2,198	$2,017	9		17
Company restaurant expenses	$1,685	$1,689	—		(7)
G&A expenses	$68	$65	(4)		(12)
Franchise expenses	$9	$9	4		(3)
Expenses for transactions with franchisees	$9	$8	(25)		(34)
Other operating costs and expenses	$4	$1	(295)		(325)
Closures and impairment expenses (income), net	$1	$(1)	NM		NM
Other expenses, net	$2	$26	92		92
Operating Profit	$420	$220	91		105
Restaurant profit	$481	$302	60		72
Restaurant margin %	22.2%	15.2%	7.0	ppts.	7.0	ppts.

Quarter Ended 3/31/2023
% change
System Sales Growth	9%
System Sales Growth, excluding F/X	17%
Same-Store Sales Growth	8%

Unit Count	3/31/2023	3/31/2022	% Increase
Company-owned	8,335	7,668	9
Franchisees	904	773	17
	9,239	8,441	9

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	3/31/2022	Store Portfolio Actions	Other	F/X	3/31/2023
Company sales	$1,991	$175	$165	$(165)	$2,166
Cost of sales	(621)	(56)	(18)	49	(646)
Cost of labor	(501)	(35)	(15)	39	(512)
Occupancy and other operating expenses	(567)	(23)	23	40	(527)
Restaurant profit	$302	$61	$155	$(37)	$481

The increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by same-store sales growth, net unit growth and significantly reduced temporary store closures. The increase in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales, higher labor productivity, operational efficiency, the increase in temporary relief from the government and landlords and lower rental expenses from store portfolio optimization, partially offset by higher performance-based compensation, wage inflation in the low single digits and increased value promotions.

Franchise Fees and Income/Revenues from Transactions with Franchisees

The increase in Franchise fees and income and Revenues from transactions with franchisees for the quarter, excluding the impact of F/X, was primarily driven by net unit growth and same-store sales growth.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by higher performance-based compensation and merit increases.

Other Expenses, net

The decrease in Other expenses, net for the quarter, excluding the impact of F/X, was primarily due to intangible assets related to reacquired franchise rights of Hangzhou KFC, Suzhou KFC and Wuxi KFC being substantially amortized as of December 31, 2022. See Note 8 for detail.

Operating Profit

The increase in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit, and decrease in Other expenses, net, partially offset by higher G&A expenses.

Pizza Hut

	Quarter Ended
			% B/(W)
	3/31/2023	3/31/2022	Reported		Ex F/X
Company sales	$591	$542	9		17
Franchise fees and income	2	2	2		10
Revenues from transactions with franchisees	1	1	7		15
Other revenues	3	2	88		103
Total revenues	$597	$547	9		18
Company restaurant expenses	$507	$484	(5)		(13)
G&A expenses	$29	$29	(1)		(9)
Franchise expenses	$1	$1	(1)		(9)
Expenses for transactions with franchisees	$1	$1	(5)		(13)
Other operating costs and expenses	$3	$1	(75)		(88)
Closures and impairment expenses, net	$1	$1	(82)		(96)
Operating Profit	$55	$30	85		98
Restaurant profit	$84	$58	44		55
Restaurant margin %	14.2%	10.7%	3.5	ppts.	3.5	ppts.

Quarter Ended 3/31/2023
% change
System Sales Growth	9%
System Sales Growth, excluding F/X	17%
Same-Store Sales Growth	7%

Unit Count	3/31/2023	3/31/2022	% Increase
Company-owned	2,838	2,543	12
Franchisees	145	136	7
	2,983	2,679	11

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	3/31/2022	Store Portfolio Actions	Other	F/X	3/31/2023
Company sales	$542	$60	$35	$(46)	$591
Cost of sales	(166)	(19)	(14)	15	(184)
Cost of labor	(157)	(14)	(9)	13	(167)
Occupancy and other operating expenses	(161)	(12)	5	12	(156)
Restaurant profit	$58	$15	$17	$(6)	$84

The increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by same-store sales growth, net unit growth and significantly reduced temporary store closures. The increase in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales, higher labor productivity, operational efficiency, the increase in temporary relief from the government and landlords and lower rental expenses from store portfolio optimization, partially offset by increased value promotions, higher performance-based compensation and wage inflation in the low single digits.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by higher performance-based compensation and merit increases.

Operating Profit

The increase in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit, partially offset by higher G&A expenses.

All Other Segments

All Other Segments reflects the results of Taco Bell, Lavazza, Little Sheep, Huang Ji Huang, our delivery operating segment and our e-commerce business, and for 2022, also includes COFFii & JOY and East Dawning.

	Quarter Ended
			% B/(W)
	3/31/2023	3/31/2022	Reported		Ex F/X
Company sales	$15	$15	3		12
Franchise fees and income	6	6	(8)		(1)
Revenues from transactions with franchisees	19	11	73		86
Other revenues	162	131	23		33
Total revenues	$202	$163	24		33
Company restaurant expenses	$18	$22	17		10
G&A expenses	$10	$13	18		12
Expenses for transactions with franchisees	$18	$9	(89)		(104)
Other operating costs and expenses	$161	$134	(21)		(30)
Closures and impairment expenses, net	$1	$2	87		86
Operating Loss	$(6)	$(17)	62		59
Restaurant loss	$(3)	$(7)	57		54
Restaurant margin %	(21.2)%	(50.9)%	29.7	ppts.	29.7	ppts.

Quarter Ended 3/31/2023
% change
Same-Store Sales Growth	7%

Total Revenues

The increase in Total revenues of all other segments for the quarter, excluding the impact of F/X, was primarily driven by inter-segment revenue generated by our delivery team for services provided to KFC and Pizza Hut restaurants as a result of rising delivery sales.

Operating Loss

The decrease in Operating loss for the quarter, excluding the impact of F/X, was primarily driven by the decrease in Operating loss from certain emerging brands.

Corporate and Unallocated

	Quarter Ended
			% B/(W)
	3/31/2023	3/31/2022	Reported	Ex F/X
Revenues from transactions with franchisees	$63	$57	11	19
Other revenues	$10	$10	(1)	7
Expenses for transactions with franchisees	$63	$57	(10)	(18)
Other operating costs and expenses	$8	$9	5	(2)
Corporate G&A expenses	$56	$44	(26)	(33)
Other unallocated income, net	$(1)	$(1)	60	72
Interest income, net	$38	$12	224	232
Investment loss	$(17)	$(37)	54	54
Income tax provision (See Note 13)	$(125)	$(55)	(127)	(141)
Equity in net earnings (losses) from equity method investments	$1	$(1)	NM	NM
Effective tax rate (See Note 13)	28.5%	33.1%	4.6%	4.6%

Revenues from Transactions with Franchisees

Revenues from transactions with franchisees primarily include revenues derived from the Company’s central procurement model, whereby food and paper products are centrally purchased and then mainly sold to KFC and Pizza Hut franchisees. The increase for the quarter, excluding the impact of F/X, was mainly due to the increase in system sales for franchisees.

G&A Expenses

The increase in Corporate G&A expenses for the quarter, excluding the impact of F/X, was primarily due to higher performance-based compensation and merit increases.

Interest Income, Net

The increase in interest income, net for the quarter was primarily driven by higher interest rates and higher investment balance.

Investment Loss

The decrease in investment loss for the quarter mainly relates to the more moderate decline in the fair value of our investment in Meituan compared to the prior year period. See Note 3 for additional information.

Income Tax Provision

Our income tax provision primarily includes tax on our earnings at the Chinese statutory tax rate of 25%, withholding tax on planned or actual repatriation of earnings outside of China, Hong Kong profits tax, and U.S. corporate income tax, if any. The lower effective tax rate for the quarter ended March 31, 2023 was primarily due to a true-up of foreign withholding tax in the quarter ended March 31, 2022, a reduction in valuation allowance for certain subsidiaries, and less impact from our investment in Meituan.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Impact of COVID-19 Pandemic

Starting in late January 2020, the COVID-19 pandemic has significantly impacted the Company’s operations and financial results and caused significant volatility in our operations. During the first quarter of 2023, sales rebounded significantly year-over-year and sequentially. Our strong sales growth was driven by tremendous efforts in seizing opportunities as the country pivoted from strict COVID-19 measures. Margins also improved substantially, benefiting from sales leveraging, cost structure rebasing, and temporary relief from the government and landlords.

However, we are still in the early stages of recovery. Sales during the Chinese New Year holiday trading period were buoyed by pent-up travel demand, yet same-store sales post Chinese New Year holiday in the first quarter have remained at teens level below 2019. During the Labor Day holiday period, trading was vibrant and grew on a year-over-year basis, yet same-store sales were still approximately in the mid-single digits range below the 2019 level on a pro-forma basis. We also expect inflationary pressures to be gradually built up and the benefit from temporary relief to be phased out over the coming quarters. The pace and the trajectory of the recovery remain uncertain, given the challenging macroeconomic conditions and the lingering effects of the pandemic. As such, we are staying alert with vigorous scenario planning, more flexible cost structures and operational agility to capture growth opportunities and mitigate risks when needed.

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

Entities that are general VAT taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as a VAT asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, on the Condensed Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT asset for recoverability, giving consideration to the indefinite life of VAT assets as well as its forecasted operating results and capital spending, which inherently includes significant assumptions that are subject to change. As of March 31, 2023, the Company has not made an allowance for the recoverability of VAT assets, as the balance is expected to be utilized to offset against VAT payables or be refunded in the future.

On June 7, 2022, the Chinese Ministry of Finance ("MOF") and the STA jointly issued Circular [2022] No. 21, to extend full VAT credit refunds to more sectors and increase the frequency for accepting taxpayers’ applications with an aim to support business recovery. Beginning on July 1, 2022, entities engaged in providing catering services in China are allowed to apply for a lump sum refund of VAT assets accumulated prior to March 31, 2019. In addition, VAT assets accumulated after March 31, 2019 can be refunded on a monthly basis.

As the benefits of certain VAT assets are expected to be realized within one year pursuant to Circular [2022] No. 21, $303 million of VAT assets as of June 30, 2022 were reclassified from Other assets to Prepaid expenses and other current assets. As of March 31, 2023, VAT assets of $95 million, VAT assets of $5 million and net VAT payable of $6 million were recorded in Prepaid expenses and other current assets, Other assets and Accounts payable and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets.

The Company will continue to review the classification of VAT assets at each balance sheet date, giving consideration to different local implementation practices of refunding VAT assets and the outcome of potential administrative reviews.

Pursuant to Circular [2019] No. 39, Circular [2019] No. 87 and Circular [2022] No. 11 jointly issued by relevant government authorities, including the MOF and the STA, from April 1, 2019 to December 31, 2022, general VAT taxpayers in certain industries that meet certain criteria are allowed to claim an additional 10% or 15% input VAT, which will be used to offset their output VAT and, therefore, reduce their VAT payables. Pursuant to Circular [2023] No. 1 jointly issued by the MOF and the STA in January 2023, such VAT policy was further extended to December 31, 2023 but the additional deduction was reduced to 5% or 10% respectively. It is uncertain whether such preferential policy will continue to be applicable upon expiration. Subsequent to the lump sum refund of VAT assets beginning on July 1, 2022 pursuant to Circular [2022] No. 21, the number of subsidiaries meeting required criteria for additional VAT deductions increased. Accordingly, we recognized such VAT deductions of $8 million in each of the third and fourth quarters of 2022, and $19 million in the first quarter of 2023. The VAT deductions were recorded as a reduction to the related expense item, primarily in Company restaurant expenses included in the Condensed Consolidated Statements of Income.

We have been benefiting from the retail tax structure reform since it was implemented on May 1, 2016. However, the amount of our expected benefit from this VAT regime depends on a number of factors, some of which are outside of our control. The interpretation and application of the new VAT regime are not settled at some local governmental levels. In addition, China is in the process of enacting the prevailing VAT regulations into a national VAT law. However, the timetable for enacting the national VAT law is not clear. As a result, for the foreseeable future, the benefit of this significant and complex VAT reform has the potential to fluctuate from quarter to quarter.

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

Condensed Consolidated Cash Flows

Our cash flows for the quarters ended March 31, 2023 and 2022 were as follows:

Net cash provided by operating activities was $507 million in 2023 as compared to $171 million in 2022. The increase was primarily driven by the increase in net income along with working capital changes.

Net cash used in investing activities was $429 million in 2023 as compared to net cash provided by investing activities of $13 million in 2022. The change was mainly due to net impact on cash flow resulting from purchases and maturities of short-term investments, long-term bank deposits and notes.

Net cash used in financing activities was $99 million in 2023 as compared to $274 million in 2022. The decrease was primarily driven by the decrease in share repurchases.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores, our franchise operations and dividend payments from our former unconsolidated affiliates. Our global offering in September 2020 provided us with $2.2 billion in net proceeds.

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

Share Repurchases and Dividends

On March 17, 2022, our Board of Directors increased the share repurchase authorization by $1 billion to an aggregate of $2.4 billion. Yum China may repurchase shares under this program from time to time in the open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the quarters ended March 31, 2023 and 2022, the Company repurchased $62 million or 1.0 million shares and $232 million or 5.0 million shares of common stock, respectively, under the repurchase program.

For the quarters ended March 31, 2023 and 2022, the Company paid cash dividends of approximately $54 million and $51 million, respectively, to stockholders through a quarterly dividend payment of $0.13 and $0.12 per share, respectively.

On May 2, 2023, the Board of Directors declared a cash dividend of $0.13 per share, payable on June 20, 2023, to stockholders of record as of the close of business on May 30, 2023. The total estimated cash dividend payable is approximately $54 million.

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

Borrowing Capacity

As of March 31, 2023, the Company had credit facilities of RMB4,512 million (approximately $656 million), comprised of onshore credit facilities of RMB3,000 million (approximately $436 million) in aggregate and offshore credit facilities of $220 million in aggregate.

The credit facilities had remaining terms ranging from less than one year to two years as of March 31, 2023. Each credit facility bears interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, London Interbank Offered Rate (“LIBOR”) administered by the ICE Benchmark Administration, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Interest on any outstanding borrowings is due at least monthly. Some of the onshore credit facilities contain sub-limits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of March 31, 2023, we had outstanding bank guarantees of RMB199 million (approximately $29 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants. The credit facilities were therefore reduced by the same amount. There was a $2-million bank borrowing outstanding as of March 31, 2023, which was secured by a $1-million short-term investment. The bank borrowing will be due within one year and was included in Accounts payable and other current liabilities.

Off-Balance Sheet Arrangements

See the Guarantees section of Note 15 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

See Note 2 for details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Adopted

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842) — Common Control Arrangements (“ASU 2023-01”). It requires all lessees, including public business entities, to amortize leasehold improvements associated with common control leases over their useful life to the common control group and account for them as a transfer of assets between entities under common control through an adjustment to equity when the lessee no longer controls the use of the underlying asset. ASU 2023-01 is effective for the Company from January 1, 2024, with early adoption permitted. We are currently evaluating the impact the adoption of this standard may have on our financial statements.

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “aim,” “commit,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology. Forward-looking statements are based on our expectations, estimates, assumptions or projections concerning future results or events as of the date of the filing of this Form 10-Q. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those statements. We cannot assure you that any of our assumptions are correct or any of our expectations, estimates or projections will be achieved. Numerous factors could cause our actual results to differ materially from those expressed or implied by forward-looking statements, including, without limitation, the following:

•
Risks related to our business and industry, such as (a) food safety and foodborne illness concerns, (b) significant failure to maintain effective quality assurance systems for our restaurants, (c) significant liability claims, food contamination complaints from our customers or reports of incidents of food tampering, (d) health concerns arising from outbreaks of viruses or other illnesses, including the COVID-19 pandemic, (e) the fact that the operation of our restaurants is subject to the terms of the master license agreement with YUM, (f) the fact that substantially all of our revenue is derived from our operations in China, (g) the fact that our success is tied to the success of YUM’s brand strength, marketing campaigns and product innovation, (h) shortages or interruptions in the availability and delivery of food products and other supplies, (i) fluctuation of raw materials prices, (j) our inability to attain our target development goals, the potential cannibalization of existing sales by aggressive development and the possibility that new restaurants will not be profitable, (k) risks associated with leasing real estate, (l) inability to obtain desirable restaurant locations on commercially reasonable terms, (m) labor shortages or increases in labor costs, (n) the fact that our success depends substantially on our corporate reputation and on the value and perception of our brands, (o) the occurrence of security breaches and cyber-attacks, (p) failure to protect the integrity and security of our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf, (q) failures or interruptions of service or security breaches in our information technology systems, (r) the fact that our business depends on the performance of, and our long-term relationships with, third-party mobile payment processors, internet infrastructure operators, internet service providers and delivery aggregators, (s) failure to provide timely and reliable delivery services by our restaurants, (t) our growth strategy with respect to Lavazza may not be successful, (u) the anticipated benefits of our acquisitions may not be realized in a timely manner or at all, (v) challenges and risks related to our new retail and e-commerce businesses, (w) our inability or failure to recognize, respond to and effectively manage the impact of social media, (x) failure to comply with anti-bribery or anti-corruption laws, (y) U.S. federal income taxes, changes in tax rates, disagreements with tax authorities and imposition of new taxes, (z) changes in consumer discretionary spending and general economic conditions, (aa) the fact that the restaurant industry in which we operate is highly competitive, (bb) loss of or failure to obtain or renew any or all of the approvals, licenses and permits to operate our business, (cc) our inability to adequately protect the intellectual property we own or have the right to use, (dd) our licensor’s failure to protect its intellectual property, (ee) seasonality and certain major events in China, (ff) our failure to detect, deter and prevent all instances of fraud or other misconduct committed by our employees, customers or other third parties, (gg) the fact that our success depends on the continuing efforts of our key management and experienced and capable personnel as well as our ability to recruit new talent, (hh) our strategic investments or acquisitions may be unsuccessful; (ii) our investment in technology and innovation may not generate the expected level of returns, and (jj) fair value changes for our investment in equity securities and lower yields of our short-term investments may adversely affect our financial condition and results of operations;

•
Risks related to doing business in China, such as (a) changes in Chinese political policies and economic and social policies or conditions, (b) uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations, which may be subject to change from time to time with little advance notice, and the risk that the PRC government may intervene or influence our operations at any time, which could result in a material change in our operations and/or the value of our securities to decline, (c) audit reports included in our annual reports prepared by auditors who are located in China, and in the event the PCAOB is unable to inspect our auditors, our common stock will be subject to potential delisting from the New York Stock Exchange, (d) changes in political, business, economic and trade relations between the United States and China, (e) fluctuation in the value of the Chinese Renminbi, (f) the fact that we face increasing focus on environmental sustainability issues, (g) limitation on our ability to utilize our cash balances effectively, including making funds held by our China-based subsidiaries unavailable for use outside of mainland China, due to interventions in or the imposition of restrictions and limitations by the PRC government on currency conversion and payments of foreign currency and RMB out of mainland China, (h) changes in the laws and regulations of China or noncompliance with applicable laws and regulations, (i) reliance on dividends and other distributions on equity paid by our principal subsidiaries in China to fund offshore cash requirements, (j) potential unfavorable tax consequences resulting from our classification as a China resident enterprise for Chinese enterprise income tax purposes, (k) uncertainty regarding indirect transfers of equity interests in China resident enterprises and enhanced scrutiny by Chinese tax authorities, (l) difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China against us, (m) the Chinese government may determine that the variable interest entity structure of Daojia does not comply with Chinese laws on foreign investment in restricted industries, (n) inability to use properties due to defects caused by non-registration of lease agreements related to certain properties, (o) risk in relation to unexpected land acquisitions, building closures or demolitions, (p) potential fines and other legal or administrative sanctions for failure to comply with Chinese regulations regarding our employee equity incentive plans and various employee benefit plans, (q) proceedings instituted by the SEC against certain China-based accounting firms, including our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Exchange Act, (r) restrictions on our ability to make loans or additional capital contributions to our Chinese subsidiaries due to Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental control of currency conversion, (s) difficulties in pursuing growth through acquisitions due to regulations regarding acquisitions, and (t) the PRC government has significant oversight and discretion to exert control over offerings of securities conducted outside of China and over foreign investment in China-based issuers, and may limit or completely hinder our ability to offer securities to investors, or cause the value of our securities to significantly decline;

•
Risks related to the separation and related transactions, such as (a) incurring significant tax liabilities if the distribution does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes and the Company could be required to indemnify YUM for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement, (b) being obligated to indemnify YUM for material taxes and related amounts pursuant to indemnification obligations under the tax matters agreement if YUM is subject to Chinese indirect transfer tax with respect to the distribution, (c) potential indemnification liabilities owing to YUM pursuant to the separation and distribution agreement, (d) the indemnity provided by YUM to us with respect to certain liabilities in connection with the separation may be insufficient to insure us against the full amount of such liabilities, (e) the possibility that a court would require that we assume responsibility for obligations allocated to YUM under the separation and distribution agreement, and (f) potential liabilities due to fraudulent transfer considerations; and

•
General risks, such as (a) potential legal proceedings, (b) changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters, (c) failure of our insurance policies to provide adequate coverage for claims associated with our business operations, (d) unforeseeable business interruptions, and (e) failure by us to maintain effective disclosure controls and procedures and internal control over financial reporting in accordance with the rules of the SEC.

In addition, other risks and uncertainties not presently known to us or that we currently believe to be immaterial could affect the accuracy of any such forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. You should consult our filings with the SEC (including the information set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022) for additional information regarding factors that could affect our financial and other results. You should not place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Form 10-Q. We are not undertaking to update any of these statements, except as required by law.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended March 31, 2023, the Company’s Operating profit would have decreased by approximately $39 million if the RMB weakened 10% relative to the US$. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 15 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors authorized an aggregate of $2.4 billion for our share repurchase program, including its most recent increase in authorization on March 17, 2022. The authorizations do not have an expiration date.

The following table provides information as of March 31, 2023 with respect to shares of Yum China common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)

1/1/23-1/31/23	337	$59.40	337	$1,131
2/1/23-2/28/23	316	$60.17	316	$1,112
3/1/23-3/31/23	375	$61.22	375	$1,089
Total	1,028	$60.30	1,028	$1,089

Item 6. Exhibits

Exhibit Number	Description of Exhibits
10.1	Form of Yum China Holdings, Inc. 2022 Long Term Incentive Plan Restricted Stock Unit Agreement. *

10.2	Form of Yum China Holdings, Inc. 2022 Long Term Incentive Plan Stock Appreciation Rights Agreement. *

10.3	Form of Yum China Holdings, Inc. 2022 Long Term Incentive Plan Performance Unit Agreement. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document *

* Filed or furnished herewith.

** Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yum China Holdings, Inc.
(Registrant)

Date:	May 8, 2023	/s/ Xueling Lu
Controller and Principal Accounting Officer