Form 10-Q
period 2023-06-30
Yum China Holdings, Inc.
filed 2023-08-09
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2023 was 416,854,531 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended		Year to Date Ended
Revenues	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Company sales	$2,517	$2,026	$5,289	$4,574
Franchise fees and income	21	19	46	43
Revenues from transactions with franchisees	89	62	182	139
Other revenues	27	21	54	40
Total revenues	2,654	2,128	5,571	4,796
Costs and Expenses, Net
Company restaurants
Food and paper	773	627	1,608	1,419
Payroll and employee benefits	665	549	1,348	1,216
Occupancy and other operating expenses	675	605	1,366	1,343
Company restaurant expenses	2,113	1,781	4,322	3,978
General and administrative expenses	153	141	316	292
Franchise expenses	9	8	19	18
Expenses for transactions with franchisees	84	61	175	136
Other operating costs and expenses	24	18	48	35
Closures and impairment expenses, net	14	14	17	16
Other expenses, net	—	24	1	49
Total costs and expenses, net	2,397	2,047	4,898	4,524
Operating Profit	257	81	673	272
Interest income, net	40	14	78	26
Investment (loss) gain	(11)	20	(28)	(17)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	286	115	723	281
Income tax provision	(71)	(31)	(196)	(86)
Equity in net earnings (losses) from equity method investments	(1)	(1)	—	(2)
Net income – including noncontrolling interests	214	83	527	193
Net income – noncontrolling interests	17	—	41	10
Net Income – Yum China Holdings, Inc.	$197	$83	$486	$183
Weighted-average common shares outstanding (in millions):
Basic	418	421	418	423
Diluted	422	424	423	427
Basic Earnings Per Common Share	$0.47	$0.20	$1.16	$0.43
Diluted Earnings Per Common Share	$0.47	$0.20	$1.15	$0.43

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended		Year to Date Ended
	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Net income – including noncontrolling interests	$214	$83	$527	$193
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustments	(259)	(280)	(245)	(267)
Comprehensive (loss) income – including noncontrolling interests	(45)	(197)	282	(74)
Comprehensive (loss) income – noncontrolling interests	(17)	(41)	9	(29)
Comprehensive (Loss) Income – Yum China Holdings, Inc.	$(28)	$(156)	$273	$(45)

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Year to Date Ended
	6/30/2023	6/30/2022
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$527	$193
Depreciation and amortization	228	317
Non-cash operating lease cost	202	230
Closures and impairment expenses	17	16
Investment loss	28	17
Equity in net (earnings) losses from equity method investments	—	2
Distributions of income received from equity method investments	8	—
Deferred income taxes	13	(7)
Share-based compensation expense	29	21
Changes in accounts receivable	2	(17)
Changes in inventories	1	59
Changes in prepaid expenses, other current assets and VAT assets	19	24
Changes in accounts payable and other current liabilities	54	(51)
Changes in income taxes payable	25	6
Changes in non-current operating lease liabilities	(193)	(198)
Other, net	(36)	(3)
Net Cash Provided by Operating Activities	924	609
Cash Flows – Investing Activities
Capital spending	(332)	(347)
Purchases of short-term investments, long-term bank deposits and notes	(2,172)	(2,145)
Maturities of short-term investments, long-term bank deposits and notes	1,904	2,461
Acquisition of business, net of cash acquired	—	(23)
Other, net	2	2
Net Cash Used in Investing Activities	(598)	(52)
Cash Flows – Financing Activities
Repurchase of shares of common stock	(122)	(400)
Cash dividends paid on common stock	(108)	(101)
Dividends paid to noncontrolling interests	(28)	(23)
Contributions from noncontrolling interests	35	18
Payment of acquisition related holdback	(3)	(6)
Other, net	(4)	(1)
Net Cash Used in Financing Activities	(230)	(513)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(37)	(33)
Net Increase in Cash, Cash Equivalents and Restricted Cash	59	11
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	1,130	1,136
Cash, Cash Equivalents, and Restricted Cash - End of Period	$1,189	$1,147

Supplemental Cash Flow Data
Cash paid for income tax	175	93
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	153	141

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	6/30/2023	12/31/2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,189	$1,130
Short-term investments	1,762	2,022
Accounts receivable, net	59	64
Inventories, net	396	417
Prepaid expenses and other current assets	281	307
Total Current Assets	3,687	3,940
Property, plant and equipment, net	2,049	2,118
Operating lease right-of-use assets	2,066	2,219
Goodwill	1,891	1,988
Intangible assets, net	148	159
Long-term bank deposits and notes	1,179	680
Equity investments	323	361
Deferred income tax assets	72	113
Other assets	260	248
Total Assets	11,675	11,826

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	2,064	2,098
Income taxes payable	88	68
Total Current Liabilities	2,152	2,166
Non-current operating lease liabilities	1,773	1,906
Non-current finance lease liabilities	41	42
Deferred income tax liabilities	350	390
Other liabilities	142	162
Total Liabilities	4,458	4,666

Redeemable Noncontrolling Interest	12	12

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 417 million shares and 419 million shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	4,396	4,390
Retained earnings	2,465	2,191
Accumulated other comprehensive loss	(316)	(103)
Total Yum China Holdings, Inc. Stockholders' Equity	6,549	6,482
Noncontrolling interests	656	666
Total Equity	7,205	7,148
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$11,675	$11,826

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Equity (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Interests	Equity	Interest
Balance at March 31, 2023	418	$4	$4,391	$2,374	$(91)	—	$—	$726	$7,404	$12
Net Income				197				17	214	—
Foreign currency translation adjustments					(225)			(34)	(259)	—
Comprehensive loss									(45)	—
Cash dividends declared ($0.13 per common share)				(54)					(54)
Distributions to/contributions from noncontrolling interests								(53)	(53)
Repurchase and retirement of shares	(1)	—	(11)	(52)					(63)
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			16					—	16
Balance at June 30, 2023	417	$4	$4,396	$2,465	$(316)	—	$—	$656	$7,205	$12

Balance at March 31, 2022	449	$4	$4,704	$2,941	$279	(26)	$(1,035)	$801	$7,694	$14
Net Income				83				—	83	—
Foreign currency translation adjustments					(239)			(41)	(280)	—
Comprehensive loss									(197)	—
Cash dividends declared ($0.12 per common share)				(50)					(50)
Repurchase and retirement of shares	(30)	—	(312)	(891)		26	1,035		(168)
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			10						10
Acquisition of noncontrolling interest									—	(1)
Balance at June 30, 2022	420	$4	$4,402	$2,083	$40	—	$—	$760	$7,289	$13

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2022	419	$4	$4,390	$2,191	$(103)	—	$—	$666	$7,148	$12
Net Income				486				41	527	—
Foreign currency translation adjustments					(213)			(32)	(245)	—
Comprehensive income									282	—
Cash dividends declared ($0.26 per common share)				(108)					(108)
Distributions to/contributions from noncontrolling interests								(19)	(19)
Repurchase and retirement of shares	(2)	—	(21)	(104)		—	—		(125)
Exercise and vesting of share- based awards	1	—	(2)						(2)
Share-based compensation			29					—	29
Balance at June 30, 2023	417	$4	$4,396	$2,465	$(316)	—	$—	$656	$7,205	$12

Balance at December 31, 2021	449	$4	$4,695	$2,892	$268	(21)	$(803)	$852	$7,908	$14
Net Income				183				10	193	—
Foreign currency translation adjustments					(228)			(39)	(267)	—
Comprehensive loss									(74)	—
Cash dividends declared ($0.24 per common share)				(101)					(101)
Distributions to/contributions from noncontrolling interests								(63)	(63)
Repurchase and retirement of shares	(30)	—	(312)	(891)		21	803		(400)
Exercise and vesting of share-based awards	1	—	(2)						(2)
Share-based compensation			21						21
Acquisition of noncontrolling interest									—	(1)
Balance at June 30, 2022	420	$4	$4,402	$2,083	$40	—	$—	$760	$7,289	$13

*: Shares may not add due to rounding.

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

In 1987, KFC was the first major global restaurant brand to enter China. As of June 30, 2023, there were over 9,500 KFC stores in China. We maintain a controlling interest of 58%, 70%, 83%, 92% and approximately 60% in the entities that own and operate the KFCs in and around Shanghai, Beijing, Wuxi, Suzhou and Hangzhou, respectively.

The first Pizza Hut in China opened in 1990. As of June 30, 2023, there were over 3,000 Pizza Hut restaurants in China.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of June 30, 2023, and our results of operations, comprehensive income and statements of equity for the quarters and years to date ended June 30, 2023 and 2022, and cash flows for the years to date ended June 30, 2023 and 2022. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 1, 2023.

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

In addition to its equity interest in Hangzhou KFC, Hangzhou Catering operates approximately 60 Chinese dining restaurants under four time-honored brands and a food processing business. The Company applies the equity method of accounting to the 28% equity interest in Hangzhou Catering excluding the Hangzhou KFC business and classified this investment in Equity investments based on its then fair value. The Company elected to report its share of Hangzhou Catering’s financial results with a one-quarter lag because its results are not available in time for the Company to record them in the concurrent period. The Company's equity losses from Hangzhou Catering, net of taxes, were immaterial for both the quarters and years to date ended June 30, 2023 and 2022, and included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income. As of June 30, 2023 and December 31, 2022, the carrying amount of the Company’s equity method investment in Hangzhou Catering was $39 million and $37 million, respectively, exceeding the Company’s interest in Hangzhou Catering’s underlying net assets by $24 million and $26 million, respectively. Substantially all of this difference was attributable to its self-owned properties and impact of related deferred tax liabilities determined upon acquisition, which is being depreciated over a weighted-average remaining useful life of 20 years.

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

As a result of the acquisitions of all former unconsolidated affiliates that operate our concepts by December 2021, the Company consolidated their results since their respective acquisition dates, and therefore we no longer have franchise fees and expenses and revenues and expenses from transactions with unconsolidated affiliates for the quarters and years to date ended June 30, 2023 and 2022.

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

In May 2021, a senior executive of the Company was nominated and appointed to Sunner’s board of directors upon Sunner’s shareholder approval. Through this representation, the Company participates in Sunner’s policy making process. The representation on the board, along with the Company being one of Sunner’s significant shareholders, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. In the quarters and years to date ended June 30, 2023 and 2022, the Company's equity income from Sunner, net of taxes, was immaterial, which was included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income.

The Company purchased inventories of $137 million and $99 million from Sunner for the quarters ended June 30, 2023 and 2022, respectively, and $256 million and $191 million for the years to date ended June 30, 2023 and 2022, respectively. The Company’s accounts payable and other current liabilities due to Sunner were $60 million and $53 million as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023 and December 31, 2022, the Company’s investment in Sunner was classified in Equity investments and the carrying amounts were $216 million and $227 million, respectively, exceeding the Company’s interest in Sunner’s underlying net assets by $149 million and $157 million, respectively. As of June 30, 2023 and December 31, 2022, $16 million and $18 million of these basis differences were related to finite-lived intangible assets determined upon acquisition, respectively, which are being amortized over the estimated useful life of 20 years. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of June 30, 2023 and December 31, 2022, the market value of the Company’s investment in Sunner was $164 million and $214 million based on its quoted closing price, respectively.

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

A summary of pre-tax gains or losses on investment in equity securities of Meituan recognized, which were included in Investment gain or loss in our Condensed Consolidated Statements of Income, is as follows:

	Quarter Ended		Year to Date Ended
	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Unrealized (losses) gains recorded on equity securities still held as of the end of the period	$(12)	$20	$(29)	$(18)

Note 4 – Revenue Recognition

The Company’s revenues include Company sales, Franchise fees and income, Revenues from transactions with franchisees, and Other revenues.

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

Disaggregation of Revenue

The following tables present revenue disaggregated by types of arrangements and segments:

	Quarter Ended 6/30/2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,954	$546	$17	$—	$2,517	$—	$2,517
Franchise fees and income	15	2	4	—	21	—	21
Revenues from transactions with franchisees	11	1	17	60	89	—	89
Other revenues	4	5	144	10	163	(136)	27
Total revenues	$1,984	$554	$182	$70	$2,790	$(136)	$2,654

	Quarter Ended 6/30/2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,571	$443	$12	$—	$2,026	$—	$2,026
Franchise fees and income	13	2	4	—	19	—	19
Revenues from transactions with franchisees	7	1	7	47	62	—	62
Other revenues	3	2	119	9	133	(112)	21
Total revenues	$1,594	$448	$142	$56	$2,240	$(112)	$2,128

	Year to Date Ended 6/30/2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$4,120	$1,137	$32	$—	$5,289	$—	$5,289
Franchise fees and income	32	4	10	—	46	—	46
Revenues from transactions with franchisees	21	2	36	123	182	—	182
Other revenues	9	8	306	20	343	(289)	54
Total revenues	$4,182	$1,151	$384	$143	$5,860	$(289)	$5,571

	Year to Date Ended 6/30/2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$3,562	$985	$27	$—	$4,574	$—	$4,574
Franchise fees and income	29	4	10	—	43	—	43
Revenues from transactions with franchisees	15	2	18	104	139	—	139
Other revenues	5	4	250	19	278	(238)	40
Total revenues	$3,611	$995	$305	$123	$5,034	$(238)	$4,796

Accounts Receivable

Accounts receivable primarily consist of trade receivables and royalties from franchisees, and are generally due within 30 days of the period in which the corresponding sales occur. Our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of June 30, 2023 and December 31, 2022, the ending balances of provision for accounts receivable were both $2 million, and amounts of accounts receivable past due were immaterial.

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets on the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were both $6 million at June 30, 2023 and December 31, 2022, respectively.

Contract Liabilities

Contract liabilities at June 30, 2023 and December 31, 2022 were as follows:

Contract liabilities	6/30/2023	12/31/2022
– Deferred revenue related to prepaid stored-value products	$133	$139
– Deferred revenue related to upfront franchise fees	32	32
– Deferred revenue related to customer loyalty programs	22	23
– Deferred revenue related to privilege membership programs	19	16
Total	$206	$210

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs and customer loyalty programs is included in Accounts payable and other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $72 million and $51 million for the quarters ended June 30, 2023 and 2022, respectively, and $81 million and $86 million for the years to date ended June 30, 2023 and 2022, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 5 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended		Year to Date Ended
	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Net Income – Yum China Holdings, Inc.	$197	$83	$486	$183
Weighted-average common shares outstanding (for basic calculation)(a)	418	421	418	423
Effect of dilutive share-based awards(a)	4	3	5	4
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)(a)	422	424	423	427
Basic Earnings Per Common Share	$0.47	$0.20	$1.16	$0.43
Diluted Earnings Per Common Share	$0.47	$0.20	$1.15	$0.43
Share-based awards excluded from the diluted EPS computation(b)	2	4	2	4

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

(b)
These outstanding stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) were excluded from the computation of diluted EPS because to do so would have been antidilutive for the periods presented, or because certain PSUs are contingently issuable based on the achievement of performance and market conditions, which have not been met as of June 30, 2023 and 2022.

Note 6 – Equity

Share Repurchase and Retirement

Our Board of Directors has authorized an aggregate of $2.4 billion for our share repurchase program. During the years to date ended June 30, 2023 and 2022, the Company repurchased 2.1 million shares of common stock for $124 million, and 9.0 million shares of common stock for $400 million, respectively, under the repurchase program. The total repurchase cost included $2 million settled subsequent to June 30, 2023, for shares repurchased with trade dates on and prior to June 30, 2023. As of June 30, 2023, approximately $1.0 billion remained available for future share repurchases under the authorization.

The Inflation Reduction Act of 2022 (“IRA”), which is discussed further in Note 13, imposes an excise tax of 1% on net share repurchases that occur after December 31, 2022. Estimated excise tax on net share repurchases was recognized as part of the cost of the shares repurchased, which amounted to $1 million for the year to date ended June 30, 2023.

Note 7 – Items Affecting Comparability of Net Income

Impact of COVID-19 Pandemic

Starting in the first quarter of 2020, the COVID-19 pandemic significantly impacted the Company’s operations and caused significant volatility in our operations. During the quarter and year to date ended June 30, 2023, sales rebounded significantly year-over-year. The Company’s strong sales growth was driven by our continued tremendous efforts in seizing opportunities as the country pivoted from strict COVID-19 measures. Margins also improved substantially, primarily benefiting from sales leveraging and ongoing benefits of cost structure rebasing efforts, which contributed to the year-over-year operating profit growth. Operating profit was $257 million and $81 million for the quarters ended June 30, 2023 and 2022, respectively, and $673 million and $272 million for the years to date ended June 30, 2023 and 2022, respectively.

Fair Value Changes for Investment in Equity Securities

In September 2018, we invested in the equity securities of Meituan, the fair value of which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded as Investment loss in our Condensed Consolidated Statements of Income. We recorded related pre-tax unrealized investment loss of $12 million and pre-tax unrealized investment gain of $20 million for the quarters ended June 30, 2023 and 2022, respectively, and pre-tax unrealized investment loss of $29 million and $18 million for the years to date ended June 30, 2023 and 2022, respectively.

See Note 3 for additional information on our investment in Meituan.

Note 8 – Other Expenses, net

	Quarter Ended		Year to Date Ended
	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Amortization of reacquired franchise rights(a)	$—	$24	$2	$50
Foreign exchange impact and others	—	—	(1)	(1)
Other expenses, net	$—	$24	$1	$49

(a)
As a result of the acquisition of Hangzhou KFC, Suzhou KFC and Wuxi KFC, $66 million, $61 million and $61 million of the purchase price were allocated to intangible assets related to reacquired franchise rights, respectively, which are being amortized over the remaining franchise contract period of 1 year, 2.4 years and 5 years. The above reacquired franchise rights were substantially amortized as of December 31, 2022 and resulted in the decrease of amortization expenses in the quarter and year to date ended June 30, 2023.

Note 9 – Supplemental Balance Sheet Information

Accounts Receivable, net	6/30/2023	12/31/2022
Accounts receivable, gross	$61	$66
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$59	$64

Prepaid Expenses and Other Current Assets	6/30/2023	12/31/2022
VAT assets	$75	$88
Receivables from payment processors and aggregators	44	53
Interest receivables	38	31
Deposits, primarily lease deposits	24	24
Dividends receivable from equity method investees	8	6
Other prepaid expenses and current assets	92	105
Prepaid expenses and other current assets	$281	$307

Property, Plant and Equipment (“PP&E”)	6/30/2023	12/31/2022
Buildings and improvements, and construction in progress	$2,837	$2,912
Finance leases, primarily buildings	62	62
Machinery and equipment	1,594	1,612
PP&E, gross	4,493	4,586
Accumulated depreciation	(2,444)	(2,468)
PP&E, net	$2,049	$2,118

Equity Investments	6/30/2023	12/31/2022
Investment in equity method investees	$257	$266
Investment in equity securities	66	95
Equity investments	$323	$361

Other Assets	6/30/2023	12/31/2022
Land use right	$115	$123
Long-term deposits, primarily lease deposits	86	90
Prepayment for acquisition of PP&E(a)	30	6
Costs to obtain contracts	6	6
VAT assets	5	5
Others	18	18
Other assets	$260	$248

(a)
The increase was primarily due to a prepayment made in relation to the acquisition of a building located in Shanghai to house the Company’s headquarters and flagship stores, which is currently expected to be delivered to the Company around 2026.

Accounts Payable and Other Current Liabilities	6/30/2023	12/31/2022
Accounts payable	$740	$727
Operating lease liabilities	404	448
Accrued compensation and benefits	290	285
Contract liabilities	179	182
Accrued capital expenditures	153	181
Dividends payable	88	51
Accrued marketing expenses	85	72
Other current liabilities	125	152
Accounts payable and other current liabilities	$2,064	$2,098

Other Liabilities	6/30/2023	12/31/2022
Accrued income tax payable	$35	$52
Contract liabilities	27	28
Other non-current liabilities	80	82
Other liabilities	$142	$162

Note 10 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2022
Goodwill, gross	$2,379	$1,893	$19	$467
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	1,988	1,893	19	76
Effect of currency translation adjustments	(97)	(92)	(1)	(4)
Balance as of June 30, 2023
Goodwill, gross	2,282	1,801	18	463
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$1,891	$1,801	$18	$72

(a)
Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.

Intangible assets, net as of June 30, 2023 and December 31, 2022 are as follows:

	6/30/2023				12/31/2022
	Gross Carrying Amount(a)	Accumulated Amortization(a)	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$263	$(259)	$—	$4	$276	$(271)	$—	$5
Huang Ji Huang franchise related assets	21	(4)	—	17	22	(3)	—	19
Daojia platform	16	(4)	(12)	—	16	(4)	(12)	—
Customer-related assets	12	(10)	(2)	—	12	(9)	(2)	1
Others	8	(5)	—	3	9	(5)	—	4
	$320	$(282)	$(14)	$24	$335	$(292)	$(14)	$29
Indefinite-lived intangible assets
Little Sheep trademark	$50	$—	$—	$50	$52	$—	$—	$52
Huang Ji Huang trademark	74	—	—	74	78	—	—	78
	$124	$—	$—	$124	$130	$—	$—	$130

Total intangible assets	$444	$(282)	$(14)	$148	$465	$(292)	$(14)	$159

(a)
Changes in gross carrying amount and accumulated amortization include the effect of currency translation adjustments.

(b)
Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense for finite-lived intangible assets was $1 million and $26 million for the quarters ended June 30, 2023 and 2022, respectively, and $3 million and $52 million for the years to date ended June 30, 2023 and 2022, respectively. The decrease in amortized expense for finite-lived intangible assets in 2023 was primarily due to certain reacquired franchise rights being substantially amortized as of December 31, 2022 (See Note 8 for details). As of June 30, 2023, expected amortization expense for the unamortized finite-lived intangible assets is approximately $1 million for the remainder of 2023, and $2 million in each of 2024, 2025, 2026 and 2027.

Note 11 – Leases

As of June 30, 2023, we leased over 11,000 properties in China for our Company-owned restaurants. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	6/30/2023	12/31/2022	Account Classification
Assets
Operating lease right-of-use assets	$2,066	$2,219	Operating lease right-of-use assets
Finance lease right-of-use assets	38	38	PP&E, net
Total leased assets(a)	$2,104	$2,257

Liabilities
Current
Operating lease liabilities	$404	$448	Accounts payable and other current liabilities
Finance lease liabilities	5	5	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,773	1,906	Non-current operating lease liabilities
Finance lease liabilities	41	42	Non-current finance lease liabilities
Total lease liabilities(a)	$2,223	$2,401

Summary of Lease Cost	Quarter Ended		Year to Date Ended
	6/30/2023	6/30/2022	6/30/2023	6/30/2022	Account Classification

Operating lease cost	$128	$143	$261	$300	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	1	1	2	2	Occupancy and other operating expenses
Interest on lease liabilities	1	1	1	1	Interest income, net
Variable lease cost(b)	95	63	201	159	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	4	4	8	7	Occupancy and other operating expenses or G&A
Sub-lease income	(5)	(7)	(11)	(13)	Franchise fees and income or Other revenues
Total lease cost	$224	$205	$462	$456

(a)
As of June 30, 2023, the decrease of right-of-use (“ROU”) assets was primarily due to amortization, a higher portion of our new leases with variable lease payments and the impact of foreign currency translation. The decrease of lease liabilities was consistent with the decrease of ROU assets.

(b)
The Company was granted $2 million and $11 million in lease concessions from landlords related to the effects of the COVID-19 pandemic during the quarters ended June 30, 2023 and 2022, respectively, and $10 million and $14 million during the years to date ended June 30, 2023 and 2022, respectively. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff question-and-answer document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted.

Supplemental Cash Flow Information	Year to Date Ended
	6/30/2023	6/30/2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$275	$278
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	2	2
Right-of-use assets obtained in exchange for lease liabilities(c):
Operating leases	$153	$23
Finance leases	3	3

(c)
This supplemental non-cash disclosure for ROU assets obtained in exchange for lease liabilities includes an increase in lease liabilities associated with obtaining new ROU assets of $171 million and $123 million for the years to date ended June 30, 2023 and 2022, respectively, as well as adjustments to lease liabilities or ROU assets due to modification or other reassessment events, which resulted in a $15 million and $97 million decrease in lease liabilities for the years to date ended June 30, 2023 and 2022, respectively.

Lease Term and Discount Rate	6/30/2023	6/30/2022
Weighted-average remaining lease term (years)
Operating leases	7.1	7.1
Finance leases	11.2	11.4

Weighted-average discount rate
Operating leases	5.0%	5.3%
Finance leases	5.1%	5.3%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of June 30, 2023 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2023	$270	$3	$273
2024	447	6	453
2025	390	6	396
2026	343	6	349
2027	289	5	294
Thereafter	857	34	891
Total undiscounted lease payment	2,596	60	2,656
Less: imputed interest(d)	419	14	433
Present value of lease liabilities	$2,177	$46	$2,223

(d)
As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of June 30, 2023, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $132 million. These leases will commence between the third quarter of 2023 and 2026 with lease terms of 1 year to 20 years.

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

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term bank deposits and notes, and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred during the quarters and years to date ended June 30, 2023 and 2022.

		Fair Value Measurement or Disclosure at June 30, 2023
	Balance at June 30, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$381		$381
Fixed income debt securities(a)	50		50
Money market funds	10	10
Total cash equivalents	441	10	431	—
Short-term investments:
Time deposits(b)	1,155		1,155
Fixed income debt securities(a)	420		420
Structured deposits	180		180
Variable return investments	7	7
Total short-term investments	1,762	7	1,755	—
Long-term bank deposits and notes:
Time deposits(b)	875		875
Fixed income bank notes(a)	304		304
Total long-term bank deposits and notes	1,179	—	1,179	—
Equity investments:
Investment in equity securities	66	66
Total	$3,448	$83	$3,365	$—

		Fair Value Measurement or Disclosure at December 31, 2022
	Balance at December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$355		$355
Fixed income debt securities(a)	129	29	100
Money market funds	59	59
Total cash equivalents	543	88	455	—
Short-term investments:
Time deposits	1,434		1,434
Fixed income debt securities(a)	500		500
Structured deposits	88		88
Total short-term investments	2,022	—	2,022	—
Long-term bank deposits and notes:
Time deposits(b)	680		680
Equity investments:
Investment in equity securities	95	95
Total	$3,340	$183	$3,157	$—

(a)
Classified as held-to-maturity investments and measured at amortized cost.

(b)
The Company is required to place bank deposits or purchase insurance to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements. $21 million of time deposits in Short-term investments and $27 million of time deposits in Long-term bank deposits and notes were restricted for use as of June 30, 2023, and $81 million of time deposits in Long-term bank deposits and notes was restricted for use as of December 31, 2022. The decrease was primarily due to insurance purchased by the Company to secure a portion of prepaid stored-value cards.

Non-Recurring Fair Value Measurements

In addition, certain of the Company’s restaurant-level assets (including operating lease ROU assets and PP&E), goodwill and intangible assets are measured at fair value based on unobservable inputs (Level 3) on a non-recurring basis, if determined to be impaired.

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

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the quarters and years to date ended June 30, 2023 and 2022. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective period-end dates.

	Quarter Ended		Year to Date Ended
	6/30/2023	6/30/2022	6/30/2023	6/30/2022	Account Classification
Restaurant-level impairment(a)	$14	$15	$14	$15	Closure and impairment expenses, net

(a)
Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted mainly from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. After considering the impairment charges recorded during the corresponding periods, the fair value of such assets as of June 30, 2023 and 2022 was $55 million and $67 million, respectively.

Note 13 – Income Taxes

	Quarter Ended		Year to Date Ended
	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Income tax provision	$71	$31	$196	$86
Effective tax rate	24.7%	26.5%	27.0%	30.4%

The lower effective tax rate for the quarter and year to date ended June 30, 2023 was primarily due to a reduction in valuation allowance for improved performance at certain subsidiaries and the impact of higher pre-tax income.

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

Note 14 – Segment Reporting

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

	Quarter Ended 6/30/2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,984	$554	$46	$70	$2,654	$—	$2,654
Inter-segment revenue	—	—	136	—	136	(136)	—
Total	$1,984	$554	$182	$70	$2,790	$(136)	$2,654

	Quarter Ended 6/30/2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,594	$448	$34	$52	$2,128	$—	$2,128
Inter-segment revenue	—	—	108	4	112	(112)	—
Total	$1,594	$448	$142	$56	$2,240	$(112)	$2,128

	Year to Date Ended 6/30/2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$4,182	$1,151	$95	$143	$5,571	$—	$5,571
Inter-segment revenue	—	—	289	—	289	(289)	—
Total	$4,182	$1,151	$384	$143	$5,860	$(289)	$5,571

	Year to Date Ended 6/30/2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$3,611	$995	$75	$115	$4,796	$—	$4,796
Inter-segment revenue	—	—	230	8	238	(238)	—
Total	$3,611	$995	$305	$123	$5,034	$(238)	$4,796

	Quarter Ended		Year to Date Ended
Operating Profit (Loss)	6/30/2023	6/30/2022	6/30/2023	6/30/2022
KFC	$273	$122	$693	$342
Pizza Hut	35	11	90	41
All Other Segments	(6)	(13)	(13)	(30)
Unallocated revenues from transactions with franchisees(b)	60	47	123	104
Unallocated other revenues	10	9	20	19
Unallocated expenses for transactions with franchisees(b)	(59)	(48)	(122)	(105)
Unallocated other operating costs and expenses	(10)	(9)	(18)	(18)
Unallocated and corporate G&A expenses	(46)	(39)	(101)	(83)
Unallocated other income, net	—	1	1	2
Operating Profit	$257	$81	$673	$272
Interest income, net(a)	40	14	78	26
Investment (loss) gain(a)	(11)	20	(28)	(17)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	$286	$115	$723	$281

	Quarter Ended		Year to Date Ended
Impairment Charges	6/30/2023	6/30/2022	6/30/2023	6/30/2022
KFC(c)	$9	$14	$12	$19
Pizza Hut(c)	4	4	5	5
All Other Segments(c)	4	4	4	6
	$17	$22	$21	$30

	Total Assets
	6/30/2023	12/31/2022
KFC	$5,002	$5,296
Pizza Hut	834	880
All Other Segments	356	381
Corporate and Unallocated(d)	5,483	5,269
	$11,675	$11,826

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

Guarantees for Franchisees

From time to time, we have guaranteed certain lines of credit and loans of franchisees. As of June 30, 2023, no guarantees were outstanding for franchisees.

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

Note 16 – Subsequent Events

Cash Dividend

On July 31, 2023, the Company announced that the Board of Directors declared a cash dividend of $0.13 per share on Yum China’s common stock, payable on September 18, 2023, to stockholders of record as of the close of business on August 28, 2023. Total estimated cash dividend payable is approximately $54 million.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of 2022 system sales, with over 13,000 restaurants covering over 1,900 cities primarily in China as of June 30, 2023. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Taco Bell, Lavazza, Little Sheep and Huang Ji Huang. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones amended in April 2022, Taco Bell brands in China (excluding Hong Kong, Macau and Taiwan), and own the intellectual property of the Little Sheep and Huang Ji Huang concepts outright. We also established a joint venture with Lavazza Group, the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee concept in China. KFC was the first major global restaurant brand to enter China in 1987. With more than 35 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of system sales. We believe that there are significant opportunities to further expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of June 30, 2023, KFC operated over 9,500 restaurants in over 1,900 cities across China.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of June 30, 2023, Pizza Hut operated over 3,000 restaurants in over 650 cities.

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

Quarters and Years to Date Ended June 30, 2023 and 2022

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

Quarterly highlights:
% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+32	+15	+12	+125	+135
Pizza Hut	+30	+13	+13	+216	+218
All Other Segments(b)	+35	+20	+2	+55	+53
Total	+32	+15	+12	+216	+228

Year to date highlights:
% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+24	+11	+12	+103	+116
Pizza Hut	+23	+10	+13	+120	+133
All Other Segments(b)	+17	+10	+2	+58	+55
Total	+24	+11	+12	+147	+164

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

During the quarter and year to date ended June 30, 2023, sales rebounded significantly year-over-year. The Company’s strong sales growth was driven by our continued tremendous efforts in seizing opportunities as the country pivoted from strict COVID-19 measures.

As compared to the second quarter of 2022, Company sales in the second quarter of 2023 increased 24%, or 32% excluding the impact of F/X. Company sales for the year to date ended June 30, 2023 increased 16%, or 24% excluding the impact of F/X. The increase in Company sales for the quarter, excluding the impact of F/X, was driven by same-store sales growth of 15%, net unit growth in Company-owned stores and significantly reduced temporary store closures. The year to date increase in Company sales, excluding the impact of F/X, was driven by same-store sales growth of 11%, net unit growth in Company-owned stores and significantly reduced temporary store closures.

The increase in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales and ongoing benefits of cost structure rebasing, partially offset by lapping the austerity measures in the prior year, increased value promotions and wage inflation in the low single digits.

The year to date increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Company sales, ongoing benefits of cost structure rebasing and the increase in VAT deductions, partially offset by increased value promotions and wage inflation in the low single digits.

The Consolidated Results of Operations for the quarters and years to date ended June 30, 2023 and 2022 are presented below:

	Quarter Ended		% B/(W)(a)				Year to Date Ended		% B/(W)(a)
	6/30/2023	6/30/2022	Reported		Ex F/X		6/30/2023	6/30/2022	Reported		Ex F/X
Company sales	$2,517	$2,026	24		32		$5,289	$4,574	16		24
Franchise fees and income	21	19	16		23		46	43	8		16
Revenues from transactions with franchisees	89	62	43		52		182	139	31		40
Other revenues	27	21	33		42		54	40	38		48
Total revenues	$2,654	$2,128	25		32		$5,571	$4,796	16		24
Company restaurant expenses	$2,113	$1,781	(19)		(26)		$4,322	$3,978	(9)		(16)
Operating Profit	$257	$81	216		228		$673	$272	147		164
Interest income, net	40	14	184		188		78	26	203		208
Investment (loss) gain	(11)	20	NM		NM		(28)	(17)	(69)		(69)
Income tax provision	(71)	(31)	(131)		(139)		(196)	(86)	(128)		(141)
Equity in net earnings (losses) from equity method investments	(1)	(1)	45		45		—	(2)	90		92
Net Income – including noncontrolling interests	214	83	157		167		527	193	173		191
Net Income – noncontrolling interests	17	—	NM		NM		41	10	(290)		(320)
Net Income – Yum China Holdings, Inc.	$197	$83	138		147		$486	$183	166		184
Diluted Earnings Per Common Share	$0.47	$0.20	135		145		$1.15	$0.43	167		186
Effective tax rate	24.7%	26.5%					27.0%	30.4%
Supplementary information – Non-GAAP Measures(b)
Restaurant profit	$404	$245	65		73		$967	$596	62		73
Restaurant margin %	16.1%	12.1%	4.0	ppts.	4.0	ppts.	18.3%	13.0%	5.3	ppts.	5.3	ppts.
Adjusted Operating Profit	$259	$82					$678	$275
Adjusted Net Income – Yum China Holdings, Inc.	$199	$84					$491	$186
Adjusted Diluted Earnings Per Common Share	$0.47	$0.20					$1.16	$0.44
Adjusted Effective Tax Rate	24.6%	26.3%					26.9%	30.1%
Adjusted EBITDA	$388	$257					$927	$622

NM refers to not meaningful.

(a)
Represents the period-over-period change in percentage.

(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

	Quarter Ended 6/30/2023	Year to Date Ended 6/30/2023
	% change	% change
System Sales Growth	24%	15%
System Sales Growth, excluding F/X	32%	24%
Same-Store Sales Growth	15%	11%

Unit Count	6/30/2023	6/30/2022	% Increase
Company-owned	11,747	10,461	12
Franchisees	1,855	1,709	9
	13,602	12,170	12

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

Non-GAAP Reconciliations

Reconciliation of GAAP Operating Profit to Restaurant Profit

	Quarter Ended 6/30/2023
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$273	$35	$(6)	$(45)	$—	$257
Less:
Franchise fees and income	15	2	4	—	—	21
Revenues from transactions with franchisees	11	1	17	60	—	89
Other revenues	4	5	144	10	(136)	27
Add:
General and administrative expenses	67	30	10	46	—	153
Franchise expenses	7	1	1	—	—	9
Expenses for transactions with franchisees	9	1	15	59	—	84
Other operating costs and expenses	4	4	142	10	(136)	24
Closures and impairment expenses, net	8	4	2	—	—	14
Restaurant profit (loss)	$338	$67	$(1)	$—	$—	$404
Company sales	1,954	546	17	—	—	2,517
Restaurant margin %	17.3%	12.4%	(9.6)%	N/A	N/A	16.1%

	Quarter Ended 6/30/2022
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$122	$11	$(13)	$(39)	$—	$81
Less:
Franchise fees and income	13	2	4	—	—	19
Revenues from transactions with franchisees	7	1	7	47	—	62
Other revenues	3	2	119	9	(112)	21
Add:
General and administrative expenses	63	28	11	39	—	141
Franchise expenses	6	1	1	—	—	8
Expenses for transactions with franchisees	6	1	6	48	—	61
Other operating costs and expenses	2	2	117	9	(112)	18
Closures and impairment expenses, net	9	—	5	—	—	14
Other expenses (income), net	25	—	—	(1)	—	24
Restaurant profit (loss)	$210	$38	$(3)	$—	$—	$245
Company sales	1,571	443	12	—	—	2,026
Restaurant margin %	13.4%	8.6%	(24.5)%	N/A	N/A	12.1%

	Year to Date Ended 6/30/2023
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$693	$90	$(13)	$(97)	$—	$673
Less:
Franchise fees and income	32	4	10	—	—	46
Revenues from transactions with franchisees	21	2	36	123	—	182
Other revenues	9	8	306	20	(289)	54
Add:
General and administrative expenses	135	59	21	101	—	316
Franchise expenses	16	2	1	—	—	19
Expenses for transactions with franchisees	18	2	33	122	—	175
Other operating costs and expenses	8	7	303	18	(288)	48
Closures and impairment expenses, net	9	5	3	—	—	17
Other expenses (income), net	2	—	—	(1)	—	1
Restaurant profit (loss)	$819	$151	$(4)	$—	$1	$967
Company sales	4,120	1,137	32	—	—	5,289
Restaurant margin %	19.9%	13.3%	(15.1)%	N/A	N/A	18.3%

	Year to Date Ended 6/30/2022
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$342	$41	$(30)	$(81)	$—	$272
Less:
Franchise fees and income	29	4	10	—	—	43
Revenues from transactions with franchisees	15	2	18	104	—	139
Other revenues	5	4	250	19	(238)	40
Add:
General and administrative expenses	128	57	24	83	—	292
Franchise expenses	15	2	1	—	—	18
Expenses for transactions with franchisees	14	2	15	105	—	136
Other operating costs and expenses	3	3	251	18	(240)	35
Closures and impairment expenses, net	8	1	7	—	—	16
Other expenses (income), net	51	—	—	(2)	—	49
Restaurant profit (loss)	$512	$96	$(10)	$—	$(2)	$596
Company sales	3,562	985	27	—	—	4,574
Restaurant margin %	14.4%	9.8%	(39.1)%	N/A	N/A	13.0%

	Quarter Ended		Year to Date Ended
	6/30/2023	6/30/2022	6/30/2023	6/30/2022

Non-GAAP Reconciliations

Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$257	$81	$673	$272
Special Items, Operating Profit	(2)	(1)	(5)	(3)
Adjusted Operating Profit	$259	$82	$678	$275
Reconciliation of Net Income to Adjusted Net Income
Net Income – Yum China Holdings, Inc.	$197	$83	$486	$183
Special Items, Net Income –Yum China Holdings, Inc.	(2)	(1)	(5)	(3)
Adjusted Net Income – Yum China Holdings, Inc.	$199	$84	$491	$186
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.47	$0.20	$1.16	$0.43
Special Items, Basic Earnings Per Common Share	—	—	(0.01)	(0.01)
Adjusted Basic Earnings Per Common Share	$0.47	$0.20	$1.17	$0.44
Diluted Earnings Per Common Share	$0.47	$0.20	$1.15	$0.43
Special Items, Diluted Earnings Per Common Share	—	—	(0.01)	(0.01)
Adjusted Diluted Earnings Per Common Share	$0.47	$0.20	$1.16	$0.44
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate	24.7%	26.5%	27.0%	30.4%
Impact on effective tax rate as a result of Special Items	0.1%	0.2%	0.1%	0.3%
Adjusted effective tax rate	24.6%	26.3%	26.9%	30.1%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter Ended		Year to Date Ended
	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Reconciliation of Net Income to Adjusted EBITDA
Net Income – Yum China Holdings, Inc.	$197	$83	$486	$183
Net income – noncontrolling interests	17	—	41	10
Equity in net (earnings) losses from equity method investments	1	1	—	2
Income tax provision	71	31	196	86
Interest income, net	(40)	(14)	(78)	(26)
Investment loss (gain)	11	(20)	28	17
Operating Profit	257	81	673	272
Special Items, Operating Profit	2	1	5	3
Adjusted Operating Profit	259	82	678	275
Depreciation and amortization	112	153	228	317
Store impairment charges	17	22	21	30
Adjusted EBITDA	$388	$257	$927	$622

Details of Special Items are presented below:

	Quarter Ended		Year to Date Ended
	6/30/2023	6/30/2022	6/30/2023	6/30/2022

Share-based compensation expense for Partner PSU Awards(1)	$(2)	$(1)	$(5)	$(3)
Special Items, Operating Profit	(2)	(1)	(5)	(3)
Tax effect on Special Items(2)	—	—	—	—
Special Items, net income – including noncontrolling interests	(2)	(1)	(5)	(3)
Special Items, net income – noncontrolling interests	—	—	—	—
Special Items, Net Income –Yum China Holdings, Inc.	$(2)	$(1)	$(5)	$(3)
Weighted-average Diluted Shares Outstanding (in millions)	422	424	423	427
Special Items, Diluted Earnings Per Common Share	$—	$—	$(0.01)	$(0.01)

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

Segment Results

KFC

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2023	6/30/2022	Reported		Ex F/X		6/30/2023	6/30/2022	Reported		Ex F/X
Company sales	$1,954	$1,571	24		32		$4,120	$3,562	16		24
Franchise fees and income	15	13	18		25		32	29	11		18
Revenues from transactions with franchisees	11	7	45		53		21	15	36		46
Other revenues	4	3	42		52		9	5	101		115
Total revenues	$1,984	$1,594	24		32		$4,182	$3,611	16		24
Company restaurant expenses	$1,616	$1,361	(19)		(26)		$3,301	$3,050	(8)		(16)
G&A expenses	$67	$63	(6)		(13)		$135	$128	(5)		(13)
Franchise expenses	$7	$6	(9)		(15)		$16	$15	(1)		(9)
Expenses for transactions with franchisees	$9	$6	(41)		(49)		$18	$14	(32)		(41)
Other operating costs and expenses	$4	$2	(61)		(71)		$8	$3	(143)		(158)
Closures and impairment expenses, net	$8	$9	11		5		$9	$8	(15)		(21)
Other expenses, net	$—	$25	99		99		$2	$51	96		96
Operating Profit	$273	$122	125		135		$693	$342	103		116
Restaurant profit	$338	$210	61		70		$819	$512	60		71
Restaurant margin %	17.3%	13.4%	3.9	ppts.	3.9	ppts.	19.9%	14.4%	5.5	ppts.	5.5	ppts.

	Quarter Ended 6/30/2023	Year to Date Ended 6/30/2023
	% change	% change
System Sales Growth	25%	16%
System Sales Growth, excluding F/X	32%	24%
Same-Store Sales Growth	15%	11%

Unit Count	6/30/2023	6/30/2022	% Increase
Company-owned	8,612	7,720	12
Franchisees	950	790	20
	9,562	8,510	12

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	6/30/2022	Store Portfolio Actions	Other	F/X	6/30/2023
Company sales	$1,571	$262	$243	$(122)	$1,954
Cost of sales	(484)	(86)	(71)	39	(602)
Cost of labor	(413)	(57)	(60)	32	(498)
Occupancy and other operating expenses	(464)	(44)	(41)	33	(516)
Restaurant profit	$210	$75	$71	$(18)	$338

	Year to Date Ended
Income (Expense)	6/30/2022	Store Portfolio Actions	Other	F/X	6/30/2023
Company sales	$3,562	$437	$408	$(287)	$4,120
Cost of sales	(1,105)	(142)	(89)	88	(1,248)
Cost of labor	(914)	(92)	(75)	71	(1,010)
Occupancy and other operating expenses	(1,031)	(67)	(18)	73	(1,043)
Restaurant profit	$512	$136	$226	$(55)	$819

The increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by same-store sales growth, net unit growth and significantly reduced temporary store closures. The increase in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales and ongoing benefits of cost structure rebasing, partially offset by lapping the austerity measures in the prior year, increased value promotions and wage inflation in the low single digits.

The year to date increase in Company sales, excluding the impact of F/X, was primarily driven by same-store sales growth, net unit growth and significantly reduced temporary store closures. The year to date increase in Restaurant profit, excluding the impact of F/X, was primarily driven by the increase in Company sales, ongoing benefits of cost structure rebasing and the increase in VAT deductions, partially offset by increased value promotions and wage inflation in the low single digits.

Franchise Fees and Income/Revenues from Transactions with Franchisees

The quarter and year to date increase in Franchise fees and income and Revenues from transactions with franchisees, excluding the impact of F/X, was primarily driven by net unit growth and same-store sales growth.

G&A Expenses

The quarter and year to date increase in G&A expenses, excluding the impact of F/X, was primarily driven by higher performance-based compensation and merit increases.

Other Expenses, net

The quarter and year to date decrease in Other expenses, net, excluding the impact of F/X, was primarily due to intangible assets related to reacquired franchise rights of Hangzhou KFC, Suzhou KFC and Wuxi KFC being substantially amortized as of December 31, 2022. See Note 8 for detail.

Operating Profit

The quarter and year to date increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit, and decrease in Other expenses, net, partially offset by higher G&A expenses.

Pizza Hut

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2023	6/30/2022	Reported		Ex F/X		6/30/2023	6/30/2022	Reported		Ex F/X
Company sales	$546	$443	23		30		$1,137	$985	15		23
Franchise fees and income	2	2	(1)		5		4	4	1		8
Revenues from transactions with franchisees	1	1	17		24		2	2	11		19
Other revenues	5	2	186		203		8	4	136		154
Total revenues	$554	$448	24		31		$1,151	$995	16		24
Company restaurant expenses	$479	$405	(18)		(25)		$986	$889	(11)		(19)
G&A expenses	$30	$28	(5)		(12)		$59	$57	(3)		(10)
Franchise expenses	$1	$1	(6)		(12)		$2	$2	(3)		(10)
Expenses for transactions with franchisees	$1	$1	(19)		(26)		$2	$2	(11)		(19)
Other operating costs and expenses	$4	$2	(187)		(204)		$7	$3	(130)		(147)
Closures and impairment expenses, net	$4	$—	NM		NM		$5	$1	(603)		(657)
Operating Profit	$35	$11	216		218		$90	$41	120		133
Restaurant profit	$67	$38	76		84		$151	$96	57		67
Restaurant margin %	12.4%	8.6%	3.8	ppts.	3.8	ppts.	13.3%	9.8%	3.5	ppts.	3.5	ppts.

	Quarter Ended 6/30/2023	Year to Date Ended 6/30/2023
	% change	% change
System Sales Growth	23%	15%
System Sales Growth, excluding F/X	30%	23%
Same-Store Sales Growth	13%	10%

Unit Count	6/30/2023	6/30/2022	% Increase
Company-owned	2,925	2,573	14
Franchisees	147	138	7
	3,072	2,711	13

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	6/30/2022	Store Portfolio Actions	Other	F/X	6/30/2023
Company sales	$443	$77	$58	$(32)	$546
Cost of sales	(139)	(24)	(12)	9	(166)
Cost of labor	(131)	(20)	(21)	10	(162)
Occupancy and other operating expenses	(135)	(17)	(8)	9	(151)
Restaurant profit	$38	$16	$17	$(4)	$67

	Year to Date Ended
Income (Expense)	6/30/2022	Store Portfolio Actions	Other	F/X	6/30/2023
Company sales	$985	$137	$93	$(78)	$1,137
Cost of sales	(305)	(43)	(26)	24	(350)
Cost of labor	(288)	(34)	(30)	23	(329)
Occupancy and other operating expenses	(296)	(29)	(3)	21	(307)
Restaurant profit	$96	$31	$34	$(10)	$151

The increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by same-store sales growth, net unit growth and significantly reduced temporary store closures. The increase in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales and ongoing benefits of cost structure rebasing, partially offset by lapping the austerity measures in the prior year and wage inflation in the low single digits.

The year to date increase in Company sales, excluding the impact of F/X, was primarily driven by same-store sales growth, net unit growth and significantly reduced temporary store closures. The year to date increase in Restaurant profit, excluding the impact of F/X, was primarily driven by the increase in Company sales and ongoing benefits of cost structure rebasing, partially offset by wage inflation in the low single digits.

G&A Expenses

The quarter and year to date increase in G&A expenses, excluding the impact of F/X, was primarily driven by higher performance-based compensation and merit increases.

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

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2023	6/30/2022	Reported		Ex F/X		6/30/2023	6/30/2022	Reported		Ex F/X
Company sales	$17	$12	41		50		$32	$27	20		29
Franchise fees and income	4	4	19		25		10	10	3		10
Revenues from transactions with franchisees	17	7	158		173		36	18	106		121
Other revenues	144	119	22		29		306	250	22		31
Total revenues	$182	$142	30		38		$384	$305	26		35
Company restaurant expenses	$18	$15	(25)		(31)		$36	$37	—		(7)
G&A expenses	$10	$11	9		4		$21	$24	13		7
Franchise expenses	$1	$1	38		34		$1	$1	17		12
Expenses for transactions with franchisees	$15	$6	(173)		(189)		$33	$15	(122)		(137)
Other operating costs and expenses	$142	$117	(20)		(28)		$303	$251	(21)		(29)
Closures and impairment expenses, net	$2	$5	40		35		$3	$7	53		49
Operating Loss	$(6)	$(13)	55		53		$(13)	$(30)	58		55
Restaurant loss	$(1)	$(3)	45		44		$(4)	$(10)	53		51
Restaurant margin %	(9.6)%	(24.5)%	14.9	ppts.	14.9	ppts.	(15.1)%	(39.1)%	24.0	ppts.	24.0	ppts.

	Quarter Ended 6/30/2023	Year to Date Ended 6/30/2023
	% change	% change
Same-Store Sales Growth	20%	10%

Total Revenues

The quarter and year to date increase in Total revenues of all other segments, excluding the impact of F/X, was primarily driven by inter-segment revenue generated by our delivery team for services provided to KFC and Pizza Hut restaurants as a result of rising delivery sales.

Operating Loss

The quarter and year to date decrease in Operating loss, excluding the impact of F/X, was primarily driven by the decrease in Operating loss from certain emerging brands.

Corporate and Unallocated

	Quarter Ended				Year to Date Ended
			% B/(W)				% B/(W)
	6/30/2023	6/30/2022	Reported	Ex F/X	6/30/2023	6/30/2022	Reported	Ex F/X
Revenues from transactions with franchisees	$60	$47	26	34	$123	$104	18	26
Other revenues	$10	$9	8	15	$20	$19	4	11
Expenses for transactions with franchisees	$59	$48	(24)	(31)	$122	$105	(16)	(24)
Other operating costs and expenses	$10	$9	(11)	(18)	$18	$18	(3)	(10)
Corporate G&A expenses	$46	$39	(20)	(25)	$101	$83	(23)	(29)
Other unallocated income, net	$—	$(1)	NM	NM	$(1)	$(2)	(37)	(31)
Interest income, net	$40	$14	184	188	$78	$26	203	208
Investment (loss) gain	$(11)	$20	NM	NM	$(28)	$(17)	(69)	(69)
Income tax provision (See Note 13)	$(71)	$(31)	(131)	(139)	$(196)	$(86)	(128)	(141)
Equity in net earnings (losses) from equity method investments	$(1)	$(1)	45	45	$—	$(2)	90	92
Effective tax rate (See Note 13)	24.7%	26.5%	1.8%	1.8%	27.0%	30.4%	3.4%	3.4%

Revenues from Transactions with Franchisees

Revenues from transactions with franchisees primarily include revenues derived from the Company’s central procurement model, whereby food and paper products are centrally purchased and then mainly sold to KFC and Pizza Hut franchisees. The quarter and year to date increase, excluding the impact of F/X, was mainly due to the increase in system sales for franchisees.

G&A Expenses

The quarter and year to date increase in Corporate G&A expenses, excluding the impact of F/X, was primarily due to higher performance-based compensation and merit increases.

Interest Income, Net

The quarter and year to date increase in interest income, net, excluding the impact of F/X, was primarily driven by higher interest rates and higher investment balance.

Investment (Loss) Gain

The investment (loss) gain mainly relates to the change in fair value of our investment in Meituan. See Note 3 for additional information.

Income Tax Provision

Our income tax provision primarily includes tax on our earnings generally at the Chinese statutory tax rate of 25% with certain Chinese subsidiaries qualified at preferential tax rates, withholding tax on planned or actual repatriation of earnings outside of China, Hong Kong profits tax, and U.S. corporate income tax, if any. The lower effective tax rate for the quarter and year to date ended June 30, 2023 was primarily due to a reduction in valuation allowance for improved performance at certain subsidiaries and the impact of higher pre-tax income.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Impact of COVID-19 Pandemic

Starting in late January 2020, the COVID-19 pandemic significantly impacted the Company’s operations and financial results and caused significant volatility in our operations. During the quarter and year to date ended June 30, 2023, sales rebounded significantly year-over-year. The Company’s strong sales growth was driven by our continued tremendous efforts in seizing opportunities as the country pivoted from strict COVID-19 measures. Margins also improved substantially, primarily benefiting from sales leveraging and ongoing benefits of cost structure rebasing efforts, which contributed to the year-over-year operating profit growth.

We continue to expect uncertain macroeconomic conditions, wage inflation over the coming quarters and potential phase-out of VAT deductions. As such, we are staying alert with vigorous scenario planning, more flexible cost structures and operational agility to capture growth opportunities and mitigate risks when needed.

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

Entities that are general VAT taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as a VAT asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, on the Condensed Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT asset for recoverability, giving consideration to the indefinite life of VAT assets as well as its forecasted operating results and capital spending, which inherently includes significant assumptions that are subject to change. As of June 30, 2023, the Company has not made an allowance for the recoverability of VAT assets, as the balance is expected to be utilized to offset against VAT payables or be refunded in the future.

On June 7, 2022, the Chinese Ministry of Finance ("MOF") and the STA jointly issued Circular [2022] No. 21, to extend full VAT credit refunds to more sectors and increase the frequency for accepting taxpayers’ applications. Beginning on July 1, 2022, entities engaged in providing catering services in China are allowed to apply for a lump sum refund of VAT assets accumulated prior to March 31, 2019. In addition, VAT assets accumulated after March 31, 2019 can be refunded on a monthly basis.

As the benefits of certain VAT assets are expected to be realized within one year pursuant to Circular [2022] No. 21, $303 million of VAT assets as of June 30, 2022 were reclassified from Other assets to Prepaid expenses and other current assets. As of June 30, 2023, VAT assets of $75 million, VAT assets of $5 million and net VAT payable of $5 million were recorded in Prepaid expenses and other current assets, Other assets and Accounts payable and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets.

The Company will continue to review the classification of VAT assets at each balance sheet date, giving consideration to different local implementation practices of refunding VAT assets and the outcome of potential administrative reviews.

Pursuant to Circular [2019] No. 39, Circular [2019] No. 87 and Circular [2022] No. 11 jointly issued by relevant government authorities, including the MOF and the STA, from April 1, 2019 to December 31, 2022, general VAT taxpayers in certain industries that meet certain criteria are allowed to claim an additional 10% or 15% input VAT, which will be used to offset their VAT payables. Pursuant to Circular [2023] No. 1 jointly issued by the MOF and the STA in January 2023, such VAT policy was further extended to December 31, 2023 but the additional deduction was reduced to 5% or 10% respectively. It is uncertain whether such preferential policy will continue to be applicable upon expiration. Subsequent to the lump sum refund of VAT assets beginning on July 1, 2022 pursuant to Circular [2022] No. 21, the number of subsidiaries meeting required criteria for additional VAT deductions increased. Accordingly, we recognized such VAT deductions of $8 million in each of the third and fourth quarters of 2022, and $19 million and $9 million in the first and second quarters of 2023, respectively. The VAT deductions were recorded as a reduction to the related expense item, primarily in Company restaurant expenses included in the Condensed Consolidated Statements of Income.

We have been benefiting from the retail tax structure reform since it was implemented on May 1, 2016. However, the amount of our expected benefit from this VAT regime depends on a number of factors, some of which are outside of our control. The interpretation and application of the new VAT regime are not settled at some local governmental levels. In addition, China is in the process of enacting the prevailing VAT regulations into a national VAT law. However, the timetable for enacting the national VAT law is not clear. As a result, for the foreseeable future, the benefit of this significant and complex VAT reform has the potential to fluctuate from period to period.

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

Condensed Consolidated Cash Flows

Our cash flows for years to date ended June 30, 2023 and 2022 were as follows:

Net cash provided by operating activities was $924 million in 2023 as compared to $609 million in 2022. The increase was primarily driven by the increase in net income along with working capital changes.

Net cash used in investing activities was $598 million in 2023 as compared to $52 million in 2022. The change was mainly due to net impact on cash flow resulting from purchases and maturities of short-term investments, long-term bank deposits and notes.

Net cash used in financing activities was $230 million in 2023 as compared to $513 million in 2022. The decrease was primarily driven by the decrease in share repurchases.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores, our franchise operations and dividend payments from our former unconsolidated affiliates. Our global offering in September 2020 provided us with $2.2 billion in net proceeds.

Our ability to fund our future operations and capital needs will primarily depend on our ongoing ability to generate cash from operations. We believe our principal uses of cash in the future will be primarily to fund our operations and capital expenditures for accelerating store network expansion and store remodeling, to step up investments in digitalization, automation and logistics infrastructure, to provide returns to our stockholders, as well as to explore opportunities for acquisitions or investments that build and support our ecosystem. We believe that our future cash from operations, together with our funds on hand and access to the capital markets, will provide adequate resources to fund these uses of cash, and that our existing cash, net cash from operations and credit facilities will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months. We currently expect our fiscal year 2023 capital expenditures to be in the range of approximately $700 million to $900 million.

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

Share Repurchases and Dividends

On March 17, 2022, our Board of Directors increased the share repurchase authorization by $1 billion to an aggregate of $2.4 billion. Yum China may repurchase shares under this program from time to time in the open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the years to date ended June 30, 2023 and 2022, the Company repurchased 2.1 million shares of common stock for $124 million and 9.0 million shares of common stock for $400 million, respectively, under the repurchase program.

For the quarters ended June 30, 2023 and 2022, the Company paid cash dividends of approximately $54 million and $50 million, respectively, and for the years to date ended June 30, 2023 and 2022, the Company paid cash dividends of approximately $108 million and $101 million, respectively, to stockholders through a quarterly dividend payment of $0.13 and $0.12 per share, respectively.

On July 31, 2023, the Board of Directors declared a cash dividend of $0.13 per share, payable on September 18, 2023, to stockholders of record as of the close of business on August 28, 2023. The total estimated cash dividend payable is approximately $54 million.

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

Borrowing Capacity

As of June 30, 2023, the Company had credit facilities of RMB4,596 million (approximately $634 million), comprised of onshore credit facilities of RMB3,000 million (approximately $414 million) in aggregate and offshore credit facilities of $220 million in aggregate.

The credit facilities had remaining terms ranging from less than one year to two years as of June 30, 2023. Each credit facility bears interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreement. Interest on any outstanding borrowings is due at least monthly. Some of the onshore credit facilities contain sub-limits for overdrafts, non-financial bonding, standby letters of credit and guarantees. As of June 30, 2023, we had outstanding bank guarantees of RMB221 million (approximately $30 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants. The credit facilities were therefore reduced by the same amount. There was a RMB12-million (approximately $2 million) bank borrowing outstanding as of June 30, 2023, which was secured by a $1-million short-term investment. The bank borrowing will be due within one year and was included in Accounts payable and other current liabilities.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter and year to date ended June 30, 2023, the Company’s Operating profit would have decreased by approximately $25 million and $64 million, respectively, if the RMB weakened 10% relative to the US$. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The following table provides information as of June 30, 2023 with respect to shares of Yum China common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)

4/1/23-4/30/23	303	$62.65	303	$1,070
5/1/23-5/31/23	365	$60.27	365	$1,048
6/1/23-6/30/23	361	$58.17	361	$1,027
Total	1,029	$60.23	1,029	$1,027

Item 6. Exhibits

Exhibit Number	Description of Exhibits
10.1

Transition Agreement, dated July 13, 2023, by and between Yum China Holdings, Inc. and Aiken Yuen (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on July 17, 2023).

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

Yum China Holdings, Inc.
(Registrant)

Date:	August 9, 2023	/s/ Xueling Lu
Controller and Principal Accounting Officer