Form 10-Q
period 2023-09-30
Yum China Holdings, Inc.
filed 2023-11-09
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2023 was 413,654,270 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended		Year to Date Ended
Revenues	9/30/2023	9/30/2022	9/30/2023	9/30/2022
Company sales	$2,759	$2,561	$8,048	$7,135
Franchise fees and income	23	22	69	65
Revenues from transactions with franchisees	100	80	282	219
Other revenues	32	22	86	62
Total revenues	2,914	2,685	8,485	7,481
Costs and Expenses, Net
Company restaurants
Food and paper	858	787	2,466	2,206
Payroll and employee benefits	699	603	2,047	1,819
Occupancy and other operating expenses	732	691	2,098	2,034
Company restaurant expenses	2,289	2,081	6,611	6,059
General and administrative expenses	169	157	485	449
Franchise expenses	9	9	28	27
Expenses for transactions with franchisees	95	76	270	212
Other operating costs and expenses	29	18	77	53
Closures and impairment expenses, net	—	4	17	20
Other expenses, net	—	24	1	73
Total costs and expenses, net	2,591	2,369	7,489	6,893
Operating Profit	323	316	996	588
Interest income, net	46	25	124	51
Investment loss	(4)	(15)	(32)	(32)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	365	326	1,088	607
Income tax provision	(100)	(97)	(296)	(183)
Equity in net earnings (losses) from equity method investments	2	(2)	2	(4)
Net income – including noncontrolling interests	267	227	794	420
Net income – noncontrolling interests	23	21	64	31
Net Income – Yum China Holdings, Inc.	$244	$206	$730	$389
Weighted-average common shares outstanding (in millions):
Basic	416	420	417	422
Diluted	420	424	421	426
Basic Earnings Per Common Share	$0.59	$0.49	$1.75	$0.92
Diluted Earnings Per Common Share	$0.58	$0.49	$1.73	$0.92

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended		Year to Date Ended
	9/30/2023	9/30/2022	9/30/2023	9/30/2022
Net income – including noncontrolling interests	$267	$227	$794	$420
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustments	(29)	(306)	(274)	(573)
Comprehensive income (loss) – including noncontrolling interests	238	(79)	520	(153)
Comprehensive income (loss) – noncontrolling interests	20	(23)	29	(52)
Comprehensive Income (Loss) – Yum China Holdings, Inc.	$218	$(56)	$491	$(101)

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Year to Date Ended
	9/30/2023	9/30/2022
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$794	$420
Depreciation and amortization	339	467
Non-cash operating lease cost	301	333
Closures and impairment expenses	17	20
Investment loss	32	32
Equity in net (earnings) losses from equity method investments	(2)	4
Distributions of income received from equity method investments	8	7
Deferred income taxes	(6)	(7)
Share-based compensation expense	46	31
Changes in accounts receivable	(2)	(6)
Changes in inventories	(25)	71
Changes in prepaid expenses, other current assets and VAT assets	(10)	216
Changes in accounts payable and other current liabilities	112	(19)
Changes in income taxes payable	71	70
Changes in non-current operating lease liabilities	(295)	(299)
Other, net	(46)	(11)
Net Cash Provided by Operating Activities	1,334	1,329
Cash Flows – Investing Activities
Capital spending	(499)	(509)
Purchases of short-term investments, long-term bank deposits and notes	(3,287)	(4,290)
Maturities of short-term investments, long-term bank deposits and notes	2,730	4,226
Acquisition of business, net of cash acquired	—	(23)
Other, net	4	3
Net Cash Used in Investing Activities	(1,052)	(593)
Cash Flows – Financing Activities
Proceeds from short-term borrowings	212	—
Repurchase of shares of common stock	(280)	(411)
Cash dividends paid on common stock	(162)	(152)
Dividends paid to noncontrolling interests	(37)	(29)
Contributions from noncontrolling interests	35	18
Payment of acquisition related holdback	(3)	(7)
Other, net	(5)	(2)
Net Cash Used in Financing Activities	(240)	(583)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(41)	(78)
Net Increase in Cash, Cash Equivalents and Restricted Cash	1	75
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	1,130	1,136
Cash, Cash Equivalents, and Restricted Cash - End of Period	$1,131	$1,211

Supplemental Cash Flow Data
Cash paid for income tax	245	124
Cash paid for interest	3	—
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	180	133

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	9/30/2023	12/31/2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,131	$1,130
Short-term investments	2,001	2,022
Accounts receivable, net	62	64
Inventories, net	419	417
Prepaid expenses and other current assets	310	307
Total Current Assets	3,923	3,940
Property, plant and equipment, net	2,117	2,118
Operating lease right-of-use assets	2,083	2,219
Goodwill	1,879	1,988
Intangible assets, net	147	159
Long-term bank deposits and notes	1,237	680
Equity investments	319	361
Deferred income tax assets	106	113
Other assets	259	248
Total Assets	12,070	11,826

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	2,129	2,096
Short-term borrowings	210	2
Income taxes payable	133	68
Total Current Liabilities	2,472	2,166
Non-current operating lease liabilities	1,787	1,906
Non-current finance lease liabilities	41	42
Deferred income tax liabilities	364	390
Other liabilities	147	162
Total Liabilities	4,811	4,666

Redeemable Noncontrolling Interest	13	12

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 415 million shares and 419 million shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	4	4
Additional paid-in capital	4,382	4,390
Retained earnings	2,526	2,191
Accumulated other comprehensive loss	(341)	(103)
Total Yum China Holdings, Inc. Stockholders' Equity	6,571	6,482
Noncontrolling interests	675	666
Total Equity	7,246	7,148
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$12,070	$11,826

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Equity (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Interests	Equity	Interest
Balance at June 30, 2023	417	$4	$4,396	$2,465	$(316)	—	$—	$656	$7,205	$12
Net Income				244				23	267	1
Foreign currency translation adjustments					(25)			(4)	(29)	—
Comprehensive income									238	1
Cash dividends declared ($0.13 per common share)				(54)					(54)
Distributions to/contributions from noncontrolling interests								—	—
Repurchase and retirement of shares	(3)	—	(31)	(129)					(160)
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			17					—	17
Balance at September 30, 2023	415	$4	$4,382	$2,526	$(341)	—	$—	$675	$7,246	$13

Balance at June 30, 2022	420	$4	$4,402	$2,083	$40	—	$—	$760	$7,289	$13
Net Income				206				21	227	—
Foreign currency translation adjustments					(262)			(44)	(306)	—
Comprehensive loss									(79)	—
Cash dividends declared ($0.12 per common share)				(51)					(51)
Repurchase and retirement of shares	—	—	(3)	(10)					(13)
Exercise and vesting of share-based awards	—	—	(1)						(1)
Share-based compensation			10					—	10
Balance at September 30, 2022	419	$4	$4,408	$2,228	$(222)	—	$—	$737	$7,155	$13

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2022	419	$4	$4,390	$2,191	$(103)	—	$—	$666	$7,148	$12
Net Income				730				64	794	1
Foreign currency translation adjustments					(238)			(36)	(274)	—
Comprehensive income									520	1
Cash dividends declared ($0.39 per common share)				(162)					(162)
Distributions to/contributions from noncontrolling interests								(19)	(19)
Repurchase and retirement of shares	(5)	—	(52)	(233)					(285)
Exercise and vesting of share-based awards	1	—	(2)						(2)
Share-based compensation			46					—	46
Balance at September 30, 2023	415	$4	$4,382	$2,526	$(341)	—	$—	$675	$7,246	$13

Balance at December 31, 2021	449	$4	$4,695	$2,892	$268	(21)	$(803)	$852	$7,908	$14
Net Income				389				31	420	—
Foreign currency translation adjustments					(490)			(83)	(573)	—
Comprehensive loss									(153)	—
Cash dividends declared ($0.36 per common share)				(152)					(152)
Distributions to/contributions from noncontrolling interests								(63)	(63)
Repurchase and retirement of shares	(30)	—	(315)	(901)		21	803		(413)
Exercise and vesting of share-based awards	1	—	(3)						(3)
Share-based compensation			31					—	31
Acquisition of noncontrolling interest									—	(1)
Balance at September 30, 2022	419	$4	$4,408	$2,228	$(222)	—	$—	$737	$7,155	$13

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

In 1987, KFC was the first major global restaurant brand to enter China. As of September 30, 2023, there were over 9,900 KFC stores in China. We maintain a controlling interest of 58%, 70%, 83%, 92% and approximately 60% in the entities that own and operate the KFCs in and around Shanghai, Beijing, Wuxi, Suzhou and Hangzhou, respectively.

The first Pizza Hut in China opened in 1990. As of September 30, 2023, there were over 3,200 Pizza Hut restaurants in China.

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

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of Taco Bell, Lavazza, Little Sheep, Huang Ji Huang, our delivery operating segment and our e-commerce business, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. For 2022, All Other Segments also included COFFii & JOY and East Dawning. The Company decided to wind down the operations of the East Dawning brand in 2021, and closed all stores by March 2022. In addition, the Company decided to wind down the operations of COFFii & JOY and closed all stores in 2022. Additional details on our segment reporting are included in Note 15.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of September 30, 2023, and our results of operations, comprehensive income and statements of equity for the quarters and years to date ended September 30, 2023 and 2022, and cash flows for the years to date ended September 30, 2023 and 2022. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 1, 2023.

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

In addition to its equity interest in Hangzhou KFC, Hangzhou Catering operates approximately 60 Chinese dining restaurants under four time-honored brands and a food processing business. The Company applies the equity method of accounting to the 28% equity interest in Hangzhou Catering excluding the Hangzhou KFC business and classified this investment in Equity investments based on its then fair value. The Company elected to report its share of Hangzhou Catering’s financial results with a one-quarter lag because its results are not available in time for the Company to record them in the concurrent period. The Company's equity losses from Hangzhou Catering, net of taxes, were immaterial for both the quarters and years to date ended September 30, 2023 and 2022, and included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income. As of September 30, 2023 and December 31, 2022, the carrying amount of the Company’s equity method investment in Hangzhou Catering was $39 million and $37 million, respectively, exceeding the Company’s interest in Hangzhou Catering’s underlying net assets by $24 million and $26 million, respectively. Substantially all of this difference was attributable to its self-owned properties and impact of related deferred tax liabilities determined upon acquisition, which is being depreciated over a weighted-average remaining useful life of 20 years.

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

As a result of the acquisitions of all former unconsolidated affiliates that operate our concepts by December 2021, the Company consolidated their results since their respective acquisition dates, and therefore we no longer have franchise fees and expenses and revenues and expenses from transactions with unconsolidated affiliates for the quarters and years to date ended September 30, 2023 and 2022.

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

In May 2021, a senior executive of the Company was nominated and appointed to Sunner’s board of directors upon Sunner’s shareholder approval. Through this representation, the Company participates in Sunner’s policy making process. The representation on the board, along with the Company being one of Sunner’s significant shareholders, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. In the quarters and years to date ended September 30, 2023 and 2022, the Company's equity income (losses) from Sunner, net of taxes, was immaterial, which was included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income.

The Company purchased inventories of $136 million and $116 million from Sunner for the quarters ended September 30, 2023 and 2022, respectively, and $392 million and $307 million for the years to date ended September 30, 2023 and 2022, respectively. The Company’s accounts payable and other current liabilities due to Sunner were $50 million and $53 million as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023 and December 31, 2022, the Company’s investment in Sunner was classified in Equity investments and the carrying amounts were $217 million and $227 million, respectively, exceeding the Company’s interest in Sunner’s underlying net assets by $148 million and $157 million, respectively. As of September 30, 2023 and December 31, 2022, $16 million and $18 million of these basis differences were related to finite-lived intangible assets determined upon acquisition, respectively, which are being amortized over the estimated useful life of 20 years. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of September 30, 2023 and December 31, 2022, the market value of the Company’s investment in Sunner was $164 million and $214 million based on its quoted closing price, respectively.

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

A summary of pre-tax gains or losses on investment in equity securities of Meituan recognized, which were included in Investment gain or loss in our Condensed Consolidated Statements of Income, is as follows:

	Quarter Ended		Year to Date Ended
	9/30/2023	9/30/2022	9/30/2023	9/30/2022
Unrealized losses recorded on equity securities still held as of the end of the period	$(4)	$(15)	$(33)	$(33)

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

Disaggregation of Revenue

The following tables present revenue disaggregated by types of arrangements and segments:

	Quarter Ended 9/30/2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$2,154	$591	$14	$—	$2,759	$—	$2,759
Franchise fees and income	16	2	5	—	23	—	23
Revenues from transactions with franchisees	12	1	20	67	100	—	100
Other revenues	4	5	162	12	183	(151)	32
Total revenues	$2,186	$599	$201	$79	$3,065	$(151)	$2,914

	Quarter Ended 9/30/2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,992	$556	$13	$—	$2,561	$—	$2,561
Franchise fees and income	15	2	5	—	22	—	22
Revenues from transactions with franchisees	9	1	11	59	80	—	80
Other revenues	1	2	157	12	172	(150)	22
Total revenues	$2,017	$561	$186	$71	$2,835	$(150)	$2,685

	Year to Date Ended 9/30/2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$6,274	$1,728	$46	$—	$8,048	$—	$8,048
Franchise fees and income	48	6	15	—	69	—	69
Revenues from transactions with franchisees	33	3	56	190	282	—	282
Other revenues	13	13	468	32	526	(440)	86
Total revenues	$6,368	$1,750	$585	$222	$8,925	$(440)	$8,485

	Year to Date Ended 9/30/2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$5,554	$1,541	$40	$—	$7,135	$—	$7,135
Franchise fees and income	44	6	15	—	65	—	65
Revenues from transactions with franchisees	24	3	29	163	219	—	219
Other revenues	6	6	407	31	450	(388)	62
Total revenues	$5,628	$1,556	$491	$194	$7,869	$(388)	$7,481

Accounts Receivable

Accounts receivable primarily consist of trade receivables and royalties from franchisees, and are generally due within 30 days of the period in which the corresponding sales occur. Our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of September 30, 2023 and December 31, 2022, the ending balances of provision for accounts receivable were both $2 million, and amounts of accounts receivable past due were immaterial.

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets on the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were both $6 million at September 30, 2023 and December 31, 2022, respectively.

Contract Liabilities

Contract liabilities at September 30, 2023 and December 31, 2022 were as follows:

Contract liabilities	9/30/2023	12/31/2022
– Deferred revenue related to prepaid stored-value products	$134	$139
– Deferred revenue related to upfront franchise fees	34	32
– Deferred revenue related to customer loyalty programs	24	23
– Deferred revenue related to privilege membership programs	21	16
– Others	1	—
Total	$214	$210

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs and customer loyalty programs is included in Accounts payable and other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $53 million and $60 million for the quarters ended September 30, 2023 and 2022, respectively, and $97 million and $103 million for the years to date ended September 30, 2023 and 2022, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 5 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended		Year to Date Ended
	9/30/2023	9/30/2022	9/30/2023	9/30/2022
Net Income – Yum China Holdings, Inc.	$244	$206	$730	$389
Weighted-average common shares outstanding (for basic calculation)(a)	416	420	417	422
Effect of dilutive share-based awards(a)	4	4	4	4
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)(a)	420	424	421	426
Basic Earnings Per Common Share	$0.59	$0.49	$1.75	$0.92
Diluted Earnings Per Common Share	$0.58	$0.49	$1.73	$0.92
Share-based awards excluded from the diluted EPS computation(b)	3	4	2	4

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

(b)
These outstanding stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) were excluded from the computation of diluted EPS because to do so would have been antidilutive for the periods presented, or because certain PSUs are contingently issuable based on the achievement of performance and market conditions, which have not been met as of September 30, 2023 and 2022.

Note 6 – Equity

Share Repurchase and Retirement

As of September 30, 2023, our Board of Directors had authorized an aggregate of $2.4 billion for our share repurchase program. During the years to date ended September 30, 2023 and 2022, the Company repurchased 4.9 million shares of common stock for $281 million, and 9.3 million shares of common stock for $413 million, respectively, under the repurchase program. The total repurchase cost included $2 million settled subsequent to both September 30, 2023 and 2022, for shares repurchased with trade dates on and prior to September 30, 2023 and 2022, respectively. As of September 30, 2023, approximately $870 million remained available for future share repurchases under the authorization.

The Inflation Reduction Act of 2022 (“IRA”), which is discussed further in Note 14, imposes an excise tax of 1% on net share repurchases that occur after December 31, 2022. Estimated excise tax on net share repurchases, which was recognized as part of the cost of the shares repurchased, amounted to $3 million for the year to date ended September 30, 2023.

Note 7 – Items Affecting Comparability of Net Income

Impact of COVID-19 Pandemic

Starting in the first quarter of 2020, the COVID-19 pandemic significantly impacted the Company’s operations and caused significant volatility in our operations. The Company’s tremendous efforts in seizing opportunities as the country pivoted from strict COVID-19 measures drove strong sales growth in 2023. Operating profit was $323 million and $316 million for the quarters ended September 30, 2023 and 2022, respectively, and $996 million and $588 million for the years to date ended September 30, 2023 and 2022, respectively. The increase in Operating profit for the quarter and year to date ended September 30, 2023 was primarily driven by sales leveraging, partially offset by lapping austerity measures and the temporary relief in the prior year. The temporary relief of $1 million and $30 million was recognized for the quarters ended September 30, 2023 and 2022, respectively, and $14 million and $61 million was recognized for the years to date ended September 30, 2023 and 2022, respectively.

Fair Value Changes for Investment in Equity Securities

In September 2018, we invested in the equity securities of Meituan, the fair value of which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded as Investment loss in our Condensed Consolidated Statements of Income. We recorded related pre-tax unrealized investment loss of $4 million and $15 million for the quarters ended September 30, 2023 and 2022, respectively, and pre-tax unrealized investment loss of $33 million for both the years to date ended September 30, 2023 and 2022.

See Note 3 for additional information on our investment in Meituan.

Note 8 – Other Expenses, net

	Quarter Ended		Year to Date Ended
	9/30/2023	9/30/2022	9/30/2023	9/30/2022
Amortization of reacquired franchise rights(a)	$—	$24	$2	$74
Foreign exchange impact and others	—	—	(1)	(1)
Other expenses, net	$—	$24	$1	$73

(a)
As a result of the acquisition of Hangzhou KFC, Suzhou KFC and Wuxi KFC, $66 million, $61 million and $61 million of the purchase price were allocated to intangible assets related to reacquired franchise rights, respectively, which are being amortized over the remaining franchise contract period of 1 year, 2.4 years and 5 years. The above reacquired franchise rights were substantially amortized as of December 31, 2022 and resulted in the decrease of amortization expenses in the quarter and year to date ended September 30, 2023.

Note 9 – Supplemental Balance Sheet Information

Accounts Receivable, net	9/30/2023	12/31/2022
Accounts receivable, gross	$64	$66
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$62	$64

Prepaid Expenses and Other Current Assets	9/30/2023	12/31/2022
VAT assets	$84	$88
Receivables from payment processors and aggregators	52	53
Interest receivables	36	31
Deposits, primarily lease deposits	26	24
Dividends receivable from equity method investees	8	6
Other prepaid expenses and current assets	104	105
Prepaid expenses and other current assets	$310	$307

Property, Plant and Equipment (“PP&E”)	9/30/2023	12/31/2022
Buildings and improvements, and construction in progress	$2,893	$2,912
Finance leases, primarily buildings	63	62
Machinery and equipment	1,635	1,612
PP&E, gross	4,591	4,586
Accumulated depreciation	(2,474)	(2,468)
PP&E, net	$2,117	$2,118

Equity Investments	9/30/2023	12/31/2022
Investment in equity method investees	$257	$266
Investment in equity securities	62	95
Equity investments	$319	$361

Other Assets	9/30/2023	12/31/2022
Land use right	$113	$123
Long-term deposits, primarily lease deposits	89	90
Prepayment for acquisition of PP&E(a)	29	6
Costs to obtain contracts	6	6
VAT assets	6	5
Others	16	18
Other assets	$259	$248

(a)
The increase was primarily due to a prepayment made in relation to the acquisition of a building located in Shanghai to house the Company’s headquarters and flagship stores, which is currently expected to be delivered to the Company around 2026.

Accounts Payable and Other Current Liabilities	9/30/2023	12/31/2022
Accounts payable	$758	$727
Operating lease liabilities	405	448
Accrued compensation and benefits	306	285
Contract liabilities	186	182
Accrued capital expenditures	180	181
Dividends payable	79	51
Accrued marketing expenses	85	72
Other current liabilities	130	150
Accounts payable and other current liabilities	$2,129	$2,096

Other Liabilities	9/30/2023	12/31/2022
Accrued income tax payable	$38	$52
Contract liabilities	28	28
Other non-current liabilities	81	82
Other liabilities	$147	$162

Note 10 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2022
Goodwill, gross	$2,379	$1,893	$19	$467
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	1,988	1,893	19	76
Effect of currency translation adjustments	(109)	(104)	(1)	(4)
Balance as of September 30, 2023
Goodwill, gross	2,270	1,789	18	463
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$1,879	$1,789	$18	$72

(a)
Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.

Intangible assets, net as of September 30, 2023 and December 31, 2022 are as follows:

	9/30/2023				12/31/2022
	Gross Carrying Amount(a)	Accumulated Amortization(a)	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$261	$(258)	$—	$3	$276	$(271)	$—	$5
Huang Ji Huang franchise related assets	20	(3)	—	17	22	(3)	—	19
Daojia platform	16	(4)	(12)	—	16	(4)	(12)	—
Customer-related assets	12	(10)	(2)	—	12	(9)	(2)	1
Others	8	(5)	—	3	9	(5)	—	4
	$317	$(280)	$(14)	$23	$335	$(292)	$(14)	$29
Indefinite-lived intangible assets
Little Sheep trademark	$50	$—	$—	$50	$52	$—	$—	$52
Huang Ji Huang trademark	74	—	—	74	78	—	—	78
	$124	$—	$—	$124	$130	$—	$—	$130

Total intangible assets	$441	$(280)	$(14)	$147	$465	$(292)	$(14)	$159

(a)
Changes in gross carrying amount and accumulated amortization include the effect of currency translation adjustments.

(b)
Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense for finite-lived intangible assets was $1 million and $24 million for the quarters ended September 30, 2023 and 2022, respectively, and $4 million and $76 million for the years to date ended September 30, 2023 and 2022, respectively. The decrease in amortized expense for finite-lived intangible assets in 2023 was primarily due to certain reacquired franchise rights being substantially amortized as of December 31, 2022 (See Note 8 for details). As of September 30, 2023, expected amortization expense for the unamortized finite-lived intangible assets is approximately $1 million for the remainder of 2023, and $2 million in each of 2024, 2025, 2026 and 2027.

Note 11 – Short-term Borrowings

As of September 30, 2023 and December 31, 2022, the Company had outstanding short-term bank borrowings of $210 million and $2 million, respectively, mainly to manage working capital at its operating subsidiaries, which were secured by short-term investments of $106 million and $1 million, respectively. The RMB denominated bank borrowings bear a weighted-average interest rate of 1.7%, and are due within one year from their issuance dates.

Borrowings are recognized initially at fair value, net of debt discounts or premiums and debt issuance costs, if applicable. Debt discounts or premiums and debt issuance costs are recorded as an adjustment to the principal amount and the related accretion is amortized into interest expense in the Condensed Consolidated Statements of Income over the term of the borrowings using the effective interest method. Borrowings are subsequently measured at amortized cost. Interest expense is recognized over the term of the borrowing and recorded in the Condensed Consolidated Statements of Income.

Note 12 – Leases

As of September 30, 2023, we leased over 12,000 properties in China for our Company-owned restaurants. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant’s unit contribution is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	9/30/2023	12/31/2022	Account Classification
Assets
Operating lease right-of-use assets	$2,083	$2,219	Operating lease right-of-use assets
Finance lease right-of-use assets	38	38	PP&E, net
Total leased assets(a)	$2,121	$2,257

Liabilities
Current
Operating lease liabilities	$405	$448	Accounts payable and other current liabilities
Finance lease liabilities	4	5	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,787	1,906	Non-current operating lease liabilities
Finance lease liabilities	41	42	Non-current finance lease liabilities
Total lease liabilities(a)	$2,237	$2,401

Summary of Lease Cost	Quarter Ended		Year to Date Ended
	9/30/2023	9/30/2022	9/30/2023	9/30/2022	Account Classification

Operating lease cost	$125	$133	$386	$433	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	1	1	3	3	Occupancy and other operating expenses
Interest on lease liabilities	1	1	2	2	Interest income, net
Variable lease cost(b)	115	89	316	248	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	3	3	12	10	Occupancy and other operating expenses or G&A
Sub-lease income	(5)	(5)	(16)	(18)	Franchise fees and income or Other revenues
Total lease cost	$240	$222	$703	$678

(a)
As of September 30, 2023, the decrease of right-of-use (“ROU”) assets was primarily due to amortization, a higher portion of our new leases with variable lease payments and the impact of foreign currency translation. The decrease of lease liabilities was consistent with the decrease of ROU assets.

(b)
The Company was granted less than $1 million and $13 million in lease concessions from landlords related to the effects of the COVID-19 pandemic during the quarters ended September 30, 2023 and 2022, respectively, and $10 million and $27 million during the years to date ended September 30, 2023 and 2022, respectively. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff question-and-answer document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted.

Supplemental Cash Flow Information	Year to Date Ended
	9/30/2023	9/30/2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$401	$416
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	4	3
Right-of-use assets obtained in exchange for lease liabilities(c):
Operating leases	$281	$106
Finance leases	4	4

(c)
This supplemental non-cash disclosure for ROU assets obtained in exchange for lease liabilities includes an increase in lease liabilities associated with obtaining new ROU assets of $281 million and $232 million for the years to date ended September 30, 2023 and 2022, respectively, as well as adjustments to lease liabilities or ROU assets due to modification or other reassessment events, which resulted in a $4 million increase and $122 million decrease in lease liabilities for the years to date ended September 30, 2023 and 2022, respectively.

Lease Term and Discount Rate	9/30/2023	9/30/2022
Weighted-average remaining lease term (years)
Operating leases	7.1	7.1
Finance leases	11.1	11.3

Weighted-average discount rate
Operating leases	4.9%	5.2%
Finance leases	5.0%	5.3%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of September 30, 2023 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2023	$148	$2	$150
2024	461	6	467
2025	406	6	412
2026	359	6	365
2027	306	5	311
Thereafter	922	34	956
Total undiscounted lease payment	2,602	59	2,661
Less: imputed interest(d)	410	14	424
Present value of lease liabilities	$2,192	$45	$2,237

(d)
As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of September 30, 2023, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $122 million. These leases will commence between the fourth quarter of 2023 and 2026 with lease terms of 1 year to 20 years.

Note 13 – Fair Value Measurements and Disclosures

The Company’s financial assets and liabilities primarily consist of cash and cash equivalents, short-term investments, long-term bank deposits and notes, accounts receivable, accounts payable, short-term borrowings and lease liabilities, and the carrying values of these assets and liabilities approximate their fair value in general.

The Company’s financial assets also include its investment in the equity securities of Meituan, which is measured at fair value based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income.

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term bank deposits and notes, and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred during the quarters and years to date ended September 30, 2023 and 2022.

		Fair Value Measurement or Disclosure at September 30, 2023
	Balance at September 30, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$377		$377
Money market funds	11	11
Total cash equivalents	388	11	377	—
Short-term investments:
Time deposits	1,622		1,622
Fixed income debt securities(a)	200		200
Structured deposits	152		152
Variable return investments	27	27
Total short-term investments	2,001	27	1,974	—
Long-term bank deposits and notes:
Time deposits	879		879
Fixed income bank notes(a)	358		358
Total long-term bank deposits and notes	1,237	—	1,237	—
Equity investments:
Investment in equity securities	62	62
Total	$3,688	$100	$3,588	$—

		Fair Value Measurement or Disclosure at December 31, 2022
	Balance at December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$355		$355
Fixed income debt securities(a)	129	29	100
Money market funds	59	59
Total cash equivalents	543	88	455	—
Short-term investments:
Time deposits	1,434		1,434
Fixed income debt securities(a)	500		500
Structured deposits	88		88
Total short-term investments	2,022	—	2,022	—
Long-term bank deposits and notes:
Time deposits	680		680
Equity investments:
Investment in equity securities	95	95
Total	$3,340	$183	$3,157	$—

(a)
Classified as held-to-maturity investments and measured at amortized cost.

The Company is required to place bank deposits or purchase insurance to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements. $21 million of time deposits in Short-term investments and $27 million of time deposits in Long-term bank deposits and notes were restricted for use as of September 30, 2023, and $81 million of time deposits in Long-term bank deposits and notes was restricted for use as of December 31, 2022. The decrease was primarily due to insurance purchased by the Company to secure a portion of prepaid stored-value cards.

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

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the quarters and years to date ended September 30, 2023 and 2022. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective period-end dates.

	Quarter Ended		Year to Date Ended
	9/30/2023	9/30/2022	9/30/2023	9/30/2022	Account Classification
Restaurant-level impairment(a)	$—	$—	$14	$15	Closure and impairment expenses, net

(a)
Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted mainly from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. After considering the impairment charges recorded during the corresponding periods, the fair value of such assets as of the relevant measurement date was $55 million and $67 million for the years to date ended September 30, 2023 and 2022, respectively.

Note 14 – Income Taxes

	Quarter Ended		Year to Date Ended
	9/30/2023	9/30/2022	9/30/2023	9/30/2022
Income tax provision	$100	$97	$296	$183
Effective tax rate	27.5%	29.9%	27.2%	30.1%

The lower effective tax rate for the quarter ended September 30, 2023 was primarily due to a reduction in valuation allowance for improved performance at certain subsidiaries and an increase in benefits from preferential tax treatment at qualified subsidiaries.

The lower effective tax rate for the year to date ended September 30, 2023 was primarily due to a reduction in valuation allowance for improved performance at certain subsidiaries, an increase in benefits from preferential tax treatment at qualified subsidiaries, and the impact of higher pre-tax income.

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

Note 15 – Segment Reporting

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

	Quarter Ended 9/30/2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$2,186	$599	$50	$79	$2,914	$—	$2,914
Inter-segment revenue	—	—	151	—	151	(151)	—
Total	$2,186	$599	$201	$79	$3,065	$(151)	$2,914

	Quarter Ended 9/30/2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$2,017	$561	$41	$66	$2,685	$—	$2,685
Inter-segment revenue	—	—	145	5	150	(150)	—
Total	$2,017	$561	$186	$71	$2,835	$(150)	$2,685

	Year to Date Ended 9/30/2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$6,368	$1,750	$145	$222	$8,485	$—	$8,485
Inter-segment revenue	—	—	440	—	440	(440)	—
Total	$6,368	$1,750	$585	$222	$8,925	$(440)	$8,485

	Year to Date Ended 9/30/2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$5,628	$1,556	$115	$182	$7,481	$—	$7,481
Inter-segment revenue	—	—	376	12	388	(388)	—
Total	$5,628	$1,556	$491	$194	$7,869	$(388)	$7,481

	Quarter Ended		Year to Date Ended
Operating Profit (Loss)	9/30/2023	9/30/2022	9/30/2023	9/30/2022
KFC	$342	$328	$1,035	$670
Pizza Hut	47	49	137	90
All Other Segments	(7)	(9)	(20)	(39)
Unallocated revenues from transactions with franchisees(b)	67	59	190	163
Unallocated other revenues	12	12	32	31
Unallocated expenses for transactions with franchisees(b)	(66)	(58)	(188)	(163)
Unallocated other operating costs and expenses	(12)	(10)	(30)	(28)
Unallocated and corporate G&A expenses	(60)	(55)	(161)	(138)
Unallocated other income, net	—	—	1	2
Operating Profit	$323	$316	$996	$588
Interest income, net(a)	46	25	124	51
Investment loss(a)	(4)	(15)	(32)	(32)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	$365	$326	$1,088	$607

	Quarter Ended		Year to Date Ended
Impairment Charges	9/30/2023	9/30/2022	9/30/2023	9/30/2022
KFC(c)	$2	$5	$14	$24
Pizza Hut(c)	1	—	6	5
All Other Segments(c)	—	2	4	8
	$3	$7	$24	$37

	Total Assets
	9/30/2023	12/31/2022
KFC	$5,053	$5,296
Pizza Hut	856	880
All Other Segments	356	381
Corporate and Unallocated(d)	5,805	5,269
	$12,070	$11,826

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

Note 16 – Contingencies

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

Guarantees for Franchisees

From time to time, we have guaranteed certain lines of credit and loans of franchisees. As of September 30, 2023, no guarantees were outstanding for franchisees.

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

Note 17 – Subsequent Events

Cash Dividend

On October 31, 2023, the Company announced that the Board of Directors declared a cash dividend of $0.13 per share on Yum China’s common stock, payable on December 19, 2023, to stockholders of record as of the close of business on November 28, 2023. Total estimated cash dividend payable is approximately $54 million.

Share Repurchase Authorization

On November 2, 2023, the Company announced that the Board of Directors increased the share repurchase authorization by $1 billion to an aggregate of $3.4 billion. With the increase of share repurchase authorization, approximately $1.8 billion remained available for future share repurchases under the authorization.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of 2022 system sales, with over 14,000 restaurants covering over 1,900 cities primarily in China as of September 30, 2023. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Taco Bell, Lavazza, Little Sheep and Huang Ji Huang. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones amended in April 2022, Taco Bell brands in China (excluding Hong Kong, Macau and Taiwan), and own the intellectual property of the Little Sheep and Huang Ji Huang concepts outright. We also established a joint venture with Lavazza Group, the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee concept in China. KFC was the first major global restaurant brand to enter China in 1987. With more than 35 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of system sales. We believe that there are significant opportunities to further expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of September 30, 2023, KFC operated over 9,900 restaurants in over 1,900 cities across China.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of September 30, 2023, Pizza Hut operated over 3,200 restaurants in over 700 cities.

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

Quarters and Years to Date Ended September 30, 2023 and 2022

Results of Operations

Summary

The Company has two reportable segments: KFC and Pizza Hut. Our remaining operating segments, including the operations of Taco Bell, Lavazza, Little Sheep, Huang Ji Huang, our delivery operating segment and our e-commerce business, and for 2022, also including COFFii & JOY and East Dawning, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Additional details on our reportable operating segments are included in Note 15.

Quarterly highlights:
% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+15	+4	+14	+4	+10
Pizza Hut	+13	+2	+14	(5)	+1
All Other Segments(b)	+17	+11	+6	+36	+32
Total	+15	+4	+14	+2	+9

Year to date highlights:
% Change
	System Sales(a)	Same-Store Sales(a)	Net New Units	Operating Profit (Reported)	Operating Profit (Ex F/X)
KFC	+21	+9	+14	+54	+63
Pizza Hut	+19	+7	+14	+52	+60
All Other Segments(b)	+17	+10	+6	+53	+49
Total	+20	+8	+14	+69	+79

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

As compared to the third quarter of 2022, Company sales in the third quarter of 2023 increased 8%, or 14% excluding the impact of F/X. Company sales for the year to date ended September 30, 2023 increased 13%, or 20% excluding the impact of F/X. The increase in Company sales for the quarter and year to date ended September 30, 2023, excluding the impact of F/X, was driven by net unit growth in Company-owned stores, same-store sales growth and reduced temporary store closures.

The increase in Operating profit for the quarter ended September 30, 2023, excluding the impact of F/X, was primarily driven by the increase in Company sales, favorable commodity prices and the increase in VAT deductions, partially offset by lapping the austerity measures in the prior year, lower temporary relief, increased value promotions and wage inflation in the mid-single digits.

The increase in Operating profit for the year to date ended September 30, 2023, excluding the impact of F/X, was primarily driven by the increase in Company sales, favorable commodity prices and the increase in VAT deductions, partially offset by increased value promotions, wage inflation in the low single digits and lower temporary relief.

The increase in Net income for the quarter and year to date ended September 30, 2023, excluding the impact of F/X, was primarily driven by the increase in Operating profit and higher interest income, net of income tax expenses.

The Consolidated Results of Operations for the quarters and years to date ended September 30, 2023 and 2022 are presented below:

	Quarter Ended		% B/(W)(a)				Year to Date Ended		% B/(W)(a)
	9/30/2023	9/30/2022	Reported		Ex F/X		9/30/2023	9/30/2022	Reported		Ex F/X
Company sales	$2,759	$2,561	8		14		$8,048	$7,135	13		20
Franchise fees and income	23	22	7		13		69	65	8		15
Revenues from transactions with franchisees	100	80	25		32		282	219	29		37
Other revenues	32	22	41		48		86	62	39		48
Total revenues	$2,914	$2,685	9		15		$8,485	$7,481	13		21
Company restaurant expenses	$2,289	$2,081	(10)		(17)		$6,611	$6,059	(9)		(16)
Operating Profit	$323	$316	2		9		$996	$588	69		79
Interest income, net	46	25	86		88		124	51	145		149
Investment loss	(4)	(15)	75		75		(32)	(32)	(1)		(1)
Income tax provision	(100)	(97)	(3)		(9)		(296)	(183)	(62)		(70)
Equity in net earnings (losses) from equity method investments	2	(2)	NM		NM		2	(4)	NM		NM
Net Income – including noncontrolling interests	267	227	18		26		794	420	89		100
Net Income – noncontrolling interests	23	21	(14)		(21)		64	31	(110)		(122)
Net Income – Yum China Holdings, Inc.	$244	$206	18		26		$730	$389	88		98
Diluted Earnings Per Common Share	$0.58	$0.49	18		27		$1.73	$0.92	88		99
Effective tax rate	27.5%	29.9%					27.2%	30.1%
Supplementary information – Non-GAAP Measures(b)
Restaurant profit	$470	$480	(2)		4		$1,437	$1,076	34		41
Restaurant margin %	17.0%	18.8%	(1.8)	ppts.	(1.8)	ppts.	17.9%	15.1%	2.8	ppts.	2.8	ppts.
Adjusted Operating Profit	$327	$318					$1,005	$593
Adjusted Net Income – Yum China Holdings, Inc.	$248	$208					$739	$394
Adjusted Diluted Earnings Per Common Share	$0.59	$0.49					$1.75	$0.93
Adjusted Effective Tax Rate	27.2%	29.7%					27.0%	29.9%
Adjusted EBITDA	$441	$475					$1,368	$1,097

NM refers to not meaningful.

(a)
Represents the period-over-period change in percentage.

(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

	Quarter Ended 9/30/2023	Year to Date Ended 9/30/2023
	% change	% change
System Sales Growth	8%	13%
System Sales Growth, excluding F/X	15%	20%
Same-Store Sales Growth	4%	8%

Unit Count	9/30/2023	9/30/2022	% Increase
Company-owned	12,192	10,679	14
Franchisees	1,910	1,730	10
	14,102	12,409	14

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

Non-GAAP Reconciliations

Reconciliation of GAAP Operating Profit to Restaurant Profit

	Quarter Ended 9/30/2023
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$342	$47	$(7)	$(59)	$—	$323
Less:
Franchise fees and income	16	2	5	—	—	23
Revenues from transactions with franchisees	12	1	20	67	—	100
Other revenues	4	5	162	12	(151)	32
Add:
General and administrative expenses	68	30	11	60	—	169
Franchise expenses	8	1	—	—	—	9
Expenses for transactions with franchisees	11	1	17	66	—	95
Other operating costs and expenses	3	4	160	12	(150)	29
Restaurant profit (loss)	$400	$75	$(6)	$—	$1	$470
Company sales	2,154	591	14	—	—	2,759
Restaurant margin %	18.6%	12.7%	(36.1)%	N/A	N/A	17.0%

	Quarter Ended 9/30/2022
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$328	$49	$(9)	$(52)	$—	$316
Less:
Franchise fees and income	15	2	5	—	—	22
Revenues from transactions with franchisees	9	1	11	59	—	80
Other revenues	1	2	157	12	(150)	22
Add:
General and administrative expenses	63	27	12	55	—	157
Franchise expenses	8	1	—	—	—	9
Expenses for transactions with franchisees	8	1	9	58	—	76
Other operating costs and expenses	1	2	155	10	(150)	18
Closures and impairment expenses, net	3	—	1	—	—	4
Other expenses, net	24	—	—	—	—	24
Restaurant profit (loss)	$410	$75	$(5)	$—	$—	$480
Company sales	1,992	556	13	—	—	2,561
Restaurant margin %	20.6%	13.4%	(30.6)%	N/A	N/A	18.8%

	Year to Date Ended 9/30/2023
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,035	$137	$(20)	$(156)	$—	$996
Less:
Franchise fees and income	48	6	15	—	—	69
Revenues from transactions with franchisees	33	3	56	190	—	282
Other revenues	13	13	468	32	(440)	86
Add:
General and administrative expenses	203	89	32	161	—	485
Franchise expenses	24	3	1	—	—	28
Expenses for transactions with franchisees	29	3	50	188	—	270
Other operating costs and expenses	11	11	463	30	(438)	77
Closures and impairment expenses, net	9	5	3	—	—	17
Other expenses (income), net	2	—	—	(1)	—	1
Restaurant profit (loss)	$1,219	$226	$(10)	$—	$2	$1,437
Company sales	6,274	1,728	46	—	—	8,048
Restaurant margin %	19.4%	13.1%	(21.6)%	N/A	N/A	17.9%

	Year to Date Ended 9/30/2022
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$670	$90	$(39)	$(133)	$—	$588
Less:
Franchise fees and income	44	6	15	—	—	65
Revenues from transactions with franchisees	24	3	29	163	—	219
Other revenues	6	6	407	31	(388)	62
Add:
General and administrative expenses	191	84	36	138	—	449
Franchise expenses	23	3	1	—	—	27
Expenses for transactions with franchisees	22	3	24	163	—	212
Other operating costs and expenses	4	5	406	28	(390)	53
Closures and impairment expenses, net	11	1	8	—	—	20
Other expenses (income), net	75	—	—	(2)	—	73
Restaurant profit (loss)	$922	$171	$(15)	$—	$(2)	$1,076
Company sales	5,554	1,541	40	—	—	7,135
Restaurant margin %	16.6%	11.1%	(36.3)%	N/A	N/A	15.1%

	Quarter Ended		Year to Date Ended
	9/30/2023	9/30/2022	9/30/2023	9/30/2022

Non-GAAP Reconciliations

Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$323	$316	$996	$588
Special Items, Operating Profit	(4)	(2)	(9)	(5)
Adjusted Operating Profit	$327	$318	$1,005	$593
Reconciliation of Net Income to Adjusted Net Income
Net Income – Yum China Holdings, Inc.	$244	$206	$730	$389
Special Items, Net Income –Yum China Holdings, Inc.	(4)	(2)	(9)	(5)
Adjusted Net Income – Yum China Holdings, Inc.	$248	$208	$739	$394
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.59	$0.49	$1.75	$0.92
Special Items, Basic Earnings Per Common Share	(0.01)	—	(0.02)	(0.01)
Adjusted Basic Earnings Per Common Share	$0.60	$0.49	$1.77	$0.93
Diluted Earnings Per Common Share	$0.58	$0.49	$1.73	$0.92
Special Items, Diluted Earnings Per Common Share	(0.01)	—	(0.02)	(0.01)
Adjusted Diluted Earnings Per Common Share	$0.59	$0.49	$1.75	$0.93
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate	27.5%	29.9%	27.2%	30.1%
Impact on effective tax rate as a result of Special Items	0.3%	0.2%	0.2%	0.2%
Adjusted effective tax rate	27.2%	29.7%	27.0%	29.9%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below.

	Quarter Ended		Year to Date Ended
	9/30/2023	9/30/2022	9/30/2023	9/30/2022
Reconciliation of Net Income to Adjusted EBITDA
Net Income – Yum China Holdings, Inc.	$244	$206	$730	$389
Net income – noncontrolling interests	23	21	64	31
Equity in net (earnings) losses from equity method investments	(2)	2	(2)	4
Income tax provision	100	97	296	183
Interest income, net	(46)	(25)	(124)	(51)
Investment loss	4	15	32	32
Operating Profit	323	316	996	588
Special Items, Operating Profit	4	2	9	5
Adjusted Operating Profit	327	318	1,005	593
Depreciation and amortization	111	150	339	467
Store impairment charges	3	7	24	37
Adjusted EBITDA	$441	$475	$1,368	$1,097

Details of Special Items are presented below:

	Quarter Ended		Year to Date Ended
	9/30/2023	9/30/2022	9/30/2023	9/30/2022

Share-based compensation expense for Partner PSU Awards(1)	$(4)	$(2)	$(9)	$(5)
Special Items, Operating Profit	(4)	(2)	(9)	(5)
Tax effect on Special Items(2)	—	—	—	—
Special Items, net income – including noncontrolling interests	(4)	(2)	(9)	(5)
Special Items, net income – noncontrolling interests	—	—	—	—
Special Items, Net Income –Yum China Holdings, Inc.	$(4)	$(2)	$(9)	$(5)
Weighted-average Diluted Shares Outstanding (in millions)	420	424	421	426
Special Items, Diluted Earnings Per Common Share	$(0.01)	$—	$(0.02)	$(0.01)

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

Segment Results

KFC

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2023	9/30/2022	Reported		Ex F/X		9/30/2023	9/30/2022	Reported		Ex F/X
Company sales	$2,154	$1,992	8		15		$6,274	$5,554	13		20
Franchise fees and income	16	15	6		13		48	44	9		16
Revenues from transactions with franchisees	12	9	40		48		33	24	38		47
Other revenues	4	1	152		166		13	6	114		129
Total revenues	$2,186	$2,017	8		15		$6,368	$5,628	13		21
Company restaurant expenses	$1,754	$1,582	(11)		(17)		$5,055	$4,632	(9)		(16)
G&A expenses	$68	$63	(10)		(16)		$203	$191	(7)		(14)
Franchise expenses	$8	$8	2		(4)		$24	$23	—		(7)
Expenses for transactions with franchisees	$11	$8	(35)		(43)		$29	$22	(33)		(42)
Other operating costs and expenses	$3	$1	(201)		(216)		$11	$4	(159)		(175)
Closures and impairment expenses, net	$—	$3	99		99		$9	$11	18		14
Other expenses, net	$—	$24	100		99		$2	$75	97		97
Operating Profit	$342	$328	4		10		$1,035	$670	54		63
Restaurant profit	$400	$410	(2)		4		$1,219	$922	32		40
Restaurant margin %	18.6%	20.6%	(2.0)	ppts.	(2.0)	ppts.	19.4%	16.6%	2.8	ppts.	2.8	ppts.

	Quarter Ended 9/30/2023	Year to Date Ended 9/30/2023
	% change	% change
System Sales Growth	9%	13%
System Sales Growth, excluding F/X	15%	21%
Same-Store Sales Growth	4%	9%

Unit Count	9/30/2023	9/30/2022	% Increase
Company-owned	8,915	7,852	14
Franchisees	1,002	823	22
	9,917	8,675	14

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	9/30/2022	Store Portfolio Actions	Other	F/X	9/30/2023
Company sales	$1,992	$214	$76	$(128)	$2,154
Cost of sales	(607)	(73)	(26)	40	(666)
Cost of labor	(449)	(59)	(51)	31	(528)
Occupancy and other operating expenses	(526)	(46)	(20)	32	(560)
Restaurant profit	$410	$36	$(21)	$(25)	$400

	Year to Date Ended
Income (Expense)	9/30/2022	Store Portfolio Actions	Other	F/X	9/30/2023
Company sales	$5,554	$649	$479	$(408)	$6,274
Cost of sales	(1,712)	(214)	(114)	126	(1,914)
Cost of labor	(1,363)	(151)	(127)	103	(1,538)
Occupancy and other operating expenses	(1,557)	(114)	(38)	106	(1,603)
Restaurant profit	$922	$170	$200	$(73)	$1,219

The increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by net unit growth, same-store sales growth and reduced temporary store closures. The increase in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales, favorable commodity prices and the increase in VAT deductions, partially offset by lapping the austerity measures in the prior year, increased value promotions, lower temporary relief and wage inflation in the mid-single digits.

The year to date increase in Company sales, excluding the impact of F/X, was primarily driven by same-store sales growth, net unit growth and significantly reduced temporary store closures. The year to date increase in Restaurant profit, excluding the impact of F/X, was primarily driven by the increase in Company sales, the increase in VAT deductions and favorable commodity prices, partially offset by increased value promotions, wage inflation in the low single digits and lower temporary relief.

Franchise Fees and Income/Revenues from Transactions with Franchisees

The quarter and year to date increase in Franchise fees and income and Revenues from transactions with franchisees, excluding the impact of F/X, was primarily driven by net unit growth and same-store sales growth.

G&A Expenses

The quarter and year to date increase in G&A expenses, excluding the impact of F/X, was primarily driven by higher performance-based compensation, merit increases and higher travel expenses from the resumption of business travel.

Other Expenses, net

The quarter and year to date decrease in Other expenses, net, excluding the impact of F/X, was primarily due to intangible assets related to reacquired franchise rights of Hangzhou KFC, Suzhou KFC and Wuxi KFC being substantially amortized as of December 31, 2022. See Note 8 for detail.

Operating Profit

The quarter and year to date increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit and decrease in Other expenses, net, partially offset by higher G&A expenses.

Pizza Hut

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2023	9/30/2022	Reported		Ex F/X		9/30/2023	9/30/2022	Reported		Ex F/X
Company sales	$591	$556	6		13		$1,728	$1,541	12		19
Franchise fees and income	2	2	15		22		6	6	5		12
Revenues from transactions with franchisees	1	1	11		17		3	3	11		19
Other revenues	5	2	126		138		13	6	132		147
Total revenues	$599	$561	7		13		$1,750	$1,556	13		20
Company restaurant expenses	$516	$481	(7)		(14)		$1,502	$1,370	(10)		(17)
G&A expenses	$30	$27	(13)		(19)		$89	$84	(6)		(13)
Franchise expenses	$1	$1	(13)		(20)		$3	$3	(7)		(14)
Expenses for transactions with franchisees	$1	$1	(12)		(18)		$3	$3	(11)		(19)
Other operating costs and expenses	$4	$2	(127)		(138)		$11	$5	(129)		(143)
Closures and impairment expenses, net	$—	$—	19		20		$5	$1	NM		NM
Operating Profit	$47	$49	(5)		1		$137	$90	52		60
Restaurant profit	$75	$75	—		7		$226	$171	32		40
Restaurant margin %	12.7%	13.4%	(0.7)	ppts.	(0.7)	ppts.	13.1%	11.1%	2.0	ppts.	2.0	ppts.

	Quarter Ended 9/30/2023	Year to Date Ended 9/30/2023
	% change	% change
System Sales Growth	6%	12%
System Sales Growth, excluding F/X	13%	19%
Same-Store Sales Growth	2%	7%

Unit Count	9/30/2023	9/30/2022	% Increase
Company-owned	3,047	2,666	14
Franchisees	155	140	11
	3,202	2,806	14

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	9/30/2022	Store Portfolio Actions	Other	F/X	9/30/2023
Company sales	$556	$65	$7	$(37)	$591
Cost of sales	(176)	(21)	(2)	12	(187)
Cost of labor	(149)	(17)	(10)	9	(167)
Occupancy and other operating expenses	(156)	(15)	(1)	10	(162)
Restaurant profit	$75	$12	$(6)	$(6)	$75

	Year to Date Ended
Income (Expense)	9/30/2022	Store Portfolio Actions	Other	F/X	9/30/2023
Company sales	$1,541	$201	$98	$(112)	$1,728
Cost of sales	(481)	(64)	(27)	35	(537)
Cost of labor	(437)	(52)	(40)	33	(496)
Occupancy and other operating expenses	(452)	(43)	(5)	31	(469)
Restaurant profit	$171	$42	$26	$(13)	$226

The increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by net unit growth, reduced temporary store closures and same-store sales growth. The increase in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales, favorable commodity prices, decreased rider cost associated with an increase in dine-in sales mix from the prior year period and the increase in VAT deductions, partially offset by lower temporary relief, lapping the austerity measures in the prior year, increased value promotions and wage inflation in the low single digits.

The year to date increase in Company sales, excluding the impact of F/X, was primarily driven by net unit growth, same-store sales growth and significantly reduced temporary store closures. The year to date increase in Restaurant profit, excluding the impact of F/X, was primarily driven by the increase in Company sales, favorable commodity prices and the increase in VAT deductions, partially offset by lower temporary relief, increased value promotions and wage inflation in the low single digits.

G&A Expenses

The quarter and year to date increase in G&A expenses, excluding the impact of F/X, was primarily driven by higher performance-based compensation, merit increases and higher travel expenses from the resumption of business travel.

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

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2023	9/30/2022	Reported		Ex F/X		9/30/2023	9/30/2022	Reported		Ex F/X
Company sales	$14	$13	8		14		$46	$40	16		24
Franchise fees and income	5	5	7		13		15	15	4		11
Revenues from transactions with franchisees	20	11	75		85		56	29	94		107
Other revenues	162	157	3		9		468	407	15		22
Total revenues	$201	$186	8		14		$585	$491	19		27
Company restaurant expenses	$20	$18	(13)		(19)		$56	$55	(4)		(11)
G&A expenses	$11	$12	14		9		$32	$36	13		8
Franchise expenses	$—	$—	1		(5)		$1	$1	14		8
Expenses for transactions with franchisees	$17	$9	(87)		(97)		$50	$24	(108)		(122)
Other operating costs and expenses	$160	$155	(3)		(9)		$463	$406	(14)		(21)
Closures and impairment expenses, net	$—	$1	NM		NM		$3	$8	62		59
Operating Loss	$(7)	$(9)	36		32		$(20)	$(39)	53		49
Restaurant loss	$(6)	$(5)	(28)		(36)		$(10)	$(15)	31		25
Restaurant margin %	(36.1)%	(30.6)%	(5.5)	ppts.	(5.5)	ppts.	(21.6)%	(36.3)%	14.7	ppts.	14.7	ppts.

	Quarter Ended 9/30/2023	Year to Date Ended 9/30/2023
	% change	% change
Same-Store Sales Growth	11%	10%

Total Revenues

The quarter and year to date increase in Total revenues of all other segments, excluding the impact of F/X, was primarily driven by inter-segment revenue generated by our delivery team for services provided to Company-owned restaurants as a result of increased delivery sales, as well as revenue generated from delivery services provided to franchisees.

Operating Loss

The quarter and year to date decrease in Operating loss, excluding the impact of F/X, was primarily driven by the decrease in Operating loss from certain emerging brands.

Corporate and Unallocated

	Quarter Ended				Year to Date Ended
			% B/(W)				% B/(W)
	9/30/2023	9/30/2022	Reported	Ex F/X	9/30/2023	9/30/2022	Reported	Ex F/X
Revenues from transactions with franchisees	$67	$59	14	21	$190	$163	16	24
Other revenues	$12	$12	3	9	$32	$31	3	10
Expenses for transactions with franchisees	$66	$58	(13)	(20)	$188	$163	(15)	(23)
Other operating costs and expenses	$12	$10	(22)	(30)	$30	$28	(10)	(17)
Corporate G&A expenses	$60	$55	(9)	(13)	$161	$138	(18)	(23)
Other unallocated income, net	$—	$—	(62)	(61)	$(1)	$(2)	(41)	(34)
Interest income, net	$46	$25	86	88	$124	$51	145	149
Investment loss	$(4)	$(15)	75	75	$(32)	$(32)	(1)	(1)
Income tax provision (See Note 14)	$(100)	$(97)	(3)	(9)	$(296)	$(183)	(62)	(70)
Equity in net earnings (losses) from equity method investments	$2	$(2)	NM	NM	$2	$(4)	NM	NM
Effective tax rate (See Note 14)	27.5%	29.9%	2.4%	2.4%	27.2%	30.1%	2.9%	2.9%

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

Income Tax Provision

Our income tax provision primarily includes tax on our earnings generally at the Chinese statutory tax rate of 25% with certain Chinese subsidiaries qualified at preferential tax rates, withholding tax on planned or actual repatriation of earnings outside of China, Hong Kong profits tax, and U.S. corporate income tax, if any. The lower effective tax rate for the quarter ended September 30, 2023 was primarily due to a reduction in valuation allowance for improved performance at certain subsidiaries and an increase in benefits from preferential tax treatment at qualified subsidiaries. The lower effective tax rate for the year to date ended September 30, 2023 was primarily due to a reduction in valuation allowance for improved performance at certain subsidiaries, an increase in benefits from preferential tax treatment at qualified subsidiaries and the impact of higher pre-tax income.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Impact of COVID-19 Pandemic

Starting in late January 2020, the COVID-19 pandemic significantly impacted the Company’s operations and financial results and caused significant volatility in our operations. The Company’s tremendous efforts in seizing opportunities as the country pivoted from strict COVID-19 measures drove strong sales growth in 2023. Same-store sales growth was solid on a year-over-year basis, and maintained at approximately 90% of the 2019 level in the quarter. But we observed softening consumer demand emerged in late September through October. For the fourth quarter of 2023, the temporary relief we received last year is not expected to recur, and we are returning to more normalized operations and staffing levels at our restaurants compared to last year when we faced widespread COVID-19 infections.

The post-pandemic economic recovery is shaping up to be a “wave-like” and “non-linear” process. We continue to expect uncertain macroeconomic conditions, wage inflation over the coming quarters, lapping of prior year temporary relief and potential phase-out of VAT deductions. As such, we are staying alert with vigorous scenario planning, more flexible cost structures and operational agility to capture growth opportunities and mitigate risks when needed.

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

Entities that are general VAT taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as a VAT asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, on the Condensed Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT asset for recoverability, giving consideration to the indefinite life of VAT assets as well as its forecasted operating results and capital spending, which inherently includes significant assumptions that are subject to change. As of September 30, 2023, the Company has not made an allowance for the recoverability of VAT assets, as the balance is expected to be utilized to offset against VAT payables or be refunded in the future.

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

As the benefits of certain VAT assets are expected to be realized within one year pursuant to Circular [2022] No. 21, $303 million of VAT assets as of June 30, 2022 were reclassified from Other assets to Prepaid expenses and other current assets. As of September 30, 2023, VAT assets of $84 million, VAT assets of $6 million and net VAT payable of $6 million were recorded in Prepaid expenses and other current assets, Other assets and Accounts payable and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets.

The Company will continue to review the classification of VAT assets at each balance sheet date, giving consideration to different local implementation practices of refunding VAT assets and the outcome of potential administrative reviews.

Pursuant to Circular [2019] No. 39, Circular [2019] No. 87 and Circular [2022] No. 11 jointly issued by relevant government authorities, including the MOF and the STA, from April 1, 2019 to December 31, 2022, general VAT taxpayers in certain industries that meet certain criteria are allowed to claim an additional 10% or 15% input VAT, which will be used to offset their VAT payables. Pursuant to Circular [2023] No. 1 jointly issued by the MOF and the STA in January 2023, such VAT policy was further extended to December 31, 2023 but the additional deduction was reduced to 5% or 10% respectively. It is uncertain whether such preferential policy will continue to be applicable upon expiration. Subsequent to the lump sum refund of VAT assets beginning on July 1, 2022 pursuant to Circular [2022] No. 21, the number of subsidiaries meeting required criteria for additional VAT deductions increased. Accordingly, we recognized such VAT deductions of $8 million in each of the third and fourth quarters of 2022, and $19 million, $9 million and $14 million in the first, second and third quarters of 2023, respectively. The VAT deductions were recorded as a reduction to the related expense item, primarily in Company restaurant expenses included in the Condensed Consolidated Statements of Income.

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

Condensed Consolidated Cash Flows

Our cash flows for years to date ended September 30, 2023 and 2022 were as follows:

Net cash provided by operating activities was $1,334 million in 2023 as compared to $1,329 million in 2022. The increase was primarily driven by the increase in net income, partially offset by lapping of refunds of VAT assets in 2022.

Net cash used in investing activities was $1,052 million in 2023 as compared to $593 million in 2022. The increase was mainly due to net impact on cash flow resulting from purchases and maturities of short-term investments, long-term bank deposits and notes.

Net cash used in financing activities was $240 million in 2023 as compared to $583 million in 2022. The decrease was primarily driven by the proceeds from short-term bank borrowings and the decrease in share repurchases.

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

Share Repurchases and Dividends

On March 17, 2022, our Board of Directors increased the share repurchase authorization by $1 billion to an aggregate of $2.4 billion. Yum China may repurchase shares under this program from time to time in the open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the years to date ended September 30, 2023 and 2022, the Company repurchased 4.9 million shares of common stock for $281 million and 9.3 million shares of common stock for $413 million, respectively, under the repurchase program.

For the quarters ended September 30, 2023 and 2022, the Company paid cash dividends of approximately $54 million and $51 million, respectively, and for the years to date ended September 30, 2023 and 2022, the Company paid cash dividends of approximately $162 million and $152 million, respectively, to stockholders through a quarterly dividend payment of $0.13 and $0.12 per share, respectively.

On October 31, 2023, the Board of Directors declared a cash dividend of $0.13 per share, payable on December 19, 2023, to stockholders of record as of the close of business on November 28, 2023. The total estimated cash dividend payable is approximately $54 million.

On November 2, 2023, the Company announced that the Board of Directors increased the share repurchase authorization by $1 billion to an aggregate of $3.4 billion. With the increase of share repurchase authorization, approximately $1.8 billion remained available for future share repurchases under the authorization.

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

Borrowing Capacity

As of September 30, 2023, the Company had credit facilities of RMB4,906 million (approximately $672 million), comprised of onshore credit facilities in the aggregate amount of RMB3,300 million (approximately $452 million) and offshore credit facilities in the aggregate amount of $220 million.

The credit facilities had remaining terms ranging from less than one year to three years as of September 30, 2023. Our credit facilities mainly include term loans, overdrafts, letters of credit, banker’s acceptance notes and bank guarantees. The credit facilities in general bear interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreements. As of September 30, 2023, we had outstanding short-term bank borrowings of RMB1,532 million (approximately $210 million), mainly to manage working capital at our operating subsidiaries. Such bank borrowings were secured by $106 million short-term investments, and are due within one year from their issuance dates. As of September 30, 2023, we also had outstanding bank guarantees of RMB229 million (approximately $31 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants. Our credit facilities were therefore reduced by outstanding short-term bank borrowings, adjusted for unamortized interest and collateral, and outstanding guarantees. As of September 30, 2023, the Company had unused credit facilities of approximately $535 million.

Off-Balance Sheet Arrangements

See the Guarantees section of Note 16 for discussion of our off-balance sheet arrangements.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter and year to date ended September 30, 2023, the Company’s Operating profit would have decreased by approximately $31 million and $95 million, respectively, if the RMB weakened 10% relative to the US$. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 16 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

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

The following table provides information as of September 30, 2023 with respect to shares of Yum China common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)

7/1/23-7/31/23	352	$58.32	352	$1,007
8/1/23-8/31/23	2,001	$54.44	2,001	$898
9/1/23-9/30/23	514	$54.43	514	$870
Total	2,867	$54.91	2,867	$870

Item 6. Exhibits

Exhibit Number	Description of Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document *

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yum China Holdings, Inc.
(Registrant)

Date:	November 9, 2023	/s/ Xueling Lu
Controller and Principal Accounting Officer