Form 10-K
period 2023-12-31
Yum China Holdings, Inc.
filed 2024-02-29
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $23.5 billion. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. The number of shares of the registrant’s common stock outstanding as of February 22, 2024 was 400,758,801 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2024 annual meeting of stockholders (the “2024 Proxy Statement”), to be filed not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions or projections concerning future results or events, including, without limitation, statements regarding our strategies to expand our restaurant network and restaurant portfolio, our strategies to improve store performance and develop new sources of revenue, plans relating to our share repurchase activity, declaration of dividends, and plans for returning capital to our stockholders, plans to invest in technology and high-quality assets, plans to enhance digital and delivery capabilities, franchise development, logistics and supply chain management, our sustainability goals and anticipated effects of population and macroeconomic trends. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those forward-looking statements. We cannot assure you that any of our expectations, estimates, assumptions or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations, estimates, assumptions or projections include (i) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. We disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law.

2023 Form 10-K

PART I

Item 1. Business.

References to “Yum China” mean Yum China Holdings, Inc. and references to the “Company,” “we,” “us,” and “our” mean Yum China and its subsidiaries.

“U.S. dollars,” “$” or “US$” refers to the legal currency of the United States, and “RMB” or “Renminbi” refers to the legal currency of the People’s Republic of China (the “PRC” or “China”).

The KFC, Pizza Hut, Lavazza, Huang Ji Huang, Little Sheep and Taco Bell brands are collectively referred to as the “brands” or “concepts.” Throughout this Form 10-K, the terms “brands” and “concepts” are used interchangeably and “restaurants,” “stores” and “units” are used interchangeably.

General

Yum China is the largest restaurant company in China in terms of 2023 system sales. We had $11 billion of revenues in 2023 and 14,644 restaurants as of December 31, 2023. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Lavazza, Huang Ji Huang, Little Sheep and Taco Bell.

We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Macau and Taiwan. We own the intellectual property of the Little Sheep and Huang Ji Huang concepts outright. KFC was the first major global restaurant brand to enter China in 1987. With more than 35 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of 2023 system sales, with 14,644 restaurants covering over 2,000 cities primarily in China as of December 31, 2023. We believe that there are significant opportunities to further expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

As of December 31, 2023, we owned and operated approximately 86% of our restaurants. Franchisees contribute to our revenue through the payment of upfront franchise fees and on-going royalties based on a percentage of sales, and payments for other transactions with us, such as purchases of food and paper products, advertising services, delivery services and other services.

Restaurant Concepts

KFC

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of 2023 system sales. Founded in Corbin, Kentucky by Colonel Harland D. Sanders in 1939, KFC opened its first restaurant in Beijing, China in 1987. As of December 31, 2023, there were 10,296 KFC restaurants in more than 2,000 cities across China. In addition to Original Recipe® chicken, whole chicken and other chicken products, KFC in China has an extensive menu featuring beef burgers, pork, seafood, rice dishes, congees, fresh vegetables, desserts, coffee, tea and many other products. KFC also seeks to increase revenue from different channels, including dine-in, delivery, takeaway and packaged foods such as egg tarts, popcorn chicken and steak. KFC primarily competes with western QSR brands in China, such as McDonald’s, Dicos and Burger King, among which we believe KFC had an approximate two-to-one lead over its nearest competitor in terms of store count as of the end of 2023.

Pizza Hut

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of 2023 system sales and number of restaurants as of December 31, 2023, offering multiple dayparts, including breakfast, lunch, afternoon tea and dinner. Since opening its first China restaurant unit in Beijing in 1990, Pizza Hut has grown rapidly and, as of year-end 2023, there were 3,312 Pizza Hut restaurants in over 700 cities across China. Pizza Hut has an extensive menu offering a broad variety of pizzas, steaks, pasta, rice dishes and other entrees, appetizers, beverages and desserts. Pizza Hut also aims to further drive growth from different channels and occasions, including dine in, delivery, takeaway and packaged foods, such as steak and pasta. Measured by number of restaurants, we believe Pizza Hut has an approximate four-to-one lead over its nearest western CDR competitor in China as of the end of 2023.

2023 Form 10-K

Other Concepts

In addition to KFC and Pizza Hut, our restaurant brand portfolio also includes Lavazza, Huang Ji Huang, Little Sheep and Taco Bell.

Lavazza. In April 2020, we partnered with Luigi Lavazza S.p.A. (“Lavazza Group”), the world-renowned family-owned Italian coffee company, and established a joint venture (“Lavazza joint venture”), to explore and develop the Lavazza coffee concept in China. Lavazza joint venture operates both the coffee shop business and the retail business. Lavazza coffee shops offer a premium and authentic Italian coffee experience. As of December 31, 2023, there were 122 Lavazza coffee shops in China. The retail business involves selling retail coffee products beyond Lavazza coffee shops.

Huang Ji Huang. In April 2020, we completed the acquisition of a controlling interest in Huang Ji Huang. Founded in 2004, Huang Ji Huang had 631 units in China and internationally as of December 31, 2023. Huang Ji Huang primarily operates a franchise model and is an industry-leading simmer pot brand.

Little Sheep. Little Sheep, with its roots in Inner Mongolia, China, specializes in “Hot Pot” cooking, which is very popular in China, particularly during the winter months. Little Sheep had 163 units in both China and international markets as of December 31, 2023. Little Sheep primarily operates a franchise model.

Taco Bell. Taco Bell is the world’s leading western QSR brand specializing in Mexican-style food, including tacos, burritos, quesadillas, salads, nachos and similar items. We opened our first Taco Bell restaurant in Shanghai, China, in December 2016. As of December 31, 2023, there were 120 Taco Bell units in China.

Our Strategies

We have been implementing our “RGM” strategy, which stands for “Resilience, Growth and Moat” since 2021. Going forward, we are transitioning our "RGM" strategy to place greater emphasis on growth. It centers on expanding our store footprint, increasing sales and boosting profits. We are accelerating our store network expansion to reach our next milestone of 20,000 stores by 2026. In the meantime, we will continue to invest in digitalization and supply chain, our key growth enablers.

Footprint Growth - Continue to strategically expand our restaurant network

We are confident in the long-term market opportunities in China. We are striving to reach 20,000 stores by 2026. We aim to maintain our industry-leading position in the QSR and CDR markets in China with our core brands, and gain a stronger foothold and enhanced know-how in the Chinese cuisine space, which represents a significant share of the restaurant industry in China.

Further expand geographical coverage. Restaurant chains have a low penetration rate in China, especially in lower-tier cities. Given the rapidly expanding middle class and dining out population as a result of continued economic growth and urbanization, we believe there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities. We are currently tracking over 1,000 cities that do not have a KFC or Pizza Hut restaurant. For additional information on the risks associated with this growth strategy, see the section entitled “Item 1A. Risk Factors,” including the risk factor entitled “We may not attain our target development goals; aggressive development could cannibalize existing sales; and new restaurants may not be profitable.”

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

Capture franchise opportunity. While we continue to focus on the operation of our Company-owned restaurant units, we will also continue to seek franchise opportunities for both our core and emerging brands. As of December 31, 2023, approximately 14% of our restaurants were operated by franchisees. We anticipate high franchisee demand for our brands, supported by strong unit economics, operational consistency and multiple store formats to drive restaurant growth. While the franchise market in China is still in an early stage compared to developed markets, we plan to continue to develop our franchisee-owned store portfolio over time by focusing on strategic locations, lower-tier cities and remote areas, among others. In 2024 to 2026, we expect 15% to 20% of annual new store openings to be franchise stores.

2023 Form 10-K

Grow emerging brands. Our key growth strategy for emerging brands, such as Lavazza, Huang Ji Huang, Little Sheep and Taco Bell, focuses on exploring suitable business models to achieve sustainable growth. Following the acquisition of a controlling interest in Huang Ji Huang in 2020, we established a Chinese dining business unit to manage our Chinese restaurant brands. In addition, we plan to continue our efforts in product innovation and operational enhancement for these emerging brands to potentially scale up operations in the future.

Sales and Profit Growth - Continue to improve unit-level performance and develop new sources of revenue

Focus on food innovation and value proposition. We will continue to focus on food innovation and strengthen our value proposition. We are keenly aware of the strength of our core menu items. At the same time, we seek to continue to introduce innovative items to meet evolving consumer preferences and local tastes, drive guest engagement and continue to broaden our brand appeal. Each of our restaurant concepts has proprietary menu items, and emphasizes the preparation of food with high quality ingredients. We will continue to develop unique recipes, regionally-inspired menu items and special seasonings to provide appealing, tasty and convenient food choices at competitive prices. In addition, we continue to offer great value for money and attractive marketing campaigns. We will continue to promote signature value campaigns such as “Crazy Thursday” and “Buy More Save More on Sunday” for KFC and “Scream Wednesday” for Pizza Hut, which offer selected menu items at attractive prices, and have received positive consumer feedback. To expand our addressable market and drive incremental traffic, we have also widened our price ranges to introduce more entry price point products. We also expand daypart opportunities to drive sales. In addition to lunch and dinner, KFC continues to drive sales from breakfast, afternoon tea and late night snack, and Pizza Hut continues to drive sales from business lunch and afternoon tea. We believe our continued food innovation and value proposition are pivotal to enhancing our unit-level performance.

Pursue best in-store experience. We continuously look for ways to improve the guest experience. Our brands also look to improve efficiency to drive sales growth. For instance, we continue to improve customer experience through our proprietary smartphone applications, pre-order services and store design. In addition, we are continuously investing in digital and automation to improve operating transparency and efficiency. For example, our smart i-kitchen system now provides real-time order status for customers, all digitalized through our app and WeChat portal with customer-friendly user interface, providing them streamlined ordering experience. Furthermore, our robotic servers have been rolled out in nearly half of our Pizza Hut restaurants, an effort we have been continuously carrying out nationwide that not only brings better digital experience but also saves on crew work. The introduction of Smart Delivery, a digital system to dynamically adjust delivery coverage for each store by daypart, combined with our wider store network, allows us to continue to improve delivery coverage and reduce delivery time. To further enhance the guest experience, we are also evaluating the possibility of adopting other digital initiatives in our restaurants and will continue to invest in this area, as discussed more fully below.

Grow coffee business. We are also building a coffee portfolio to capture the underserved coffee market in China across different customer segments, including coffee products provided by KFC, which offers convenience and value. In addition to our extensive network of KFC stores, KFC also offers coffee products through our TO-GO windows, coffee trucks or counters, and standalone coffee stores. In April 2020, we also partnered with Lavazza to explore and develop the Lavazza coffee concept in China to offer a premium and authentic Italian coffee experience in China. As of December 31, 2023, there were 122 Lavazza units in China, and we target to open 1,000 Lavazza stores in the next few years.

Capture new retail opportunities. As part of our strategy to drive growth from off-premise occasions, our new retail products are designed to capture at-home consumption demand by leveraging our online and offline sales channels. We launched packaged foods, so customers can enjoy these products any time they want. In 2023, we continued to broaden our offerings by adding some of our restaurant classics. We also developed our own retail brand, Shaofaner, which sells packaged foods through online and offline channels. We intend to continue to capture the opportunity with our capabilities in product innovation, supply chain and online and offline assets.

Optimize delivery capabilities. China is a world leader in the emerging online to offline, or O2O, market. This is where digital online ordering technologies interact with traditional brick and mortar retail to enhance the customer experience. We see considerable growth potential in the delivery market by aligning our proven restaurant operation capabilities with our delivery network that offers consumers the ability to order restaurant food anywhere. Delivery contributed approximately 36% of Company sales in 2023. Going forward, we intend to continue to optimize our delivery service by adopting innovative technologies, rolling out new delivery menu items and developing novel delivery service concepts, such as our dynamically adjusting delivery coverage for each store by daypart, taking into account the operating hours of nearby stores.

2023 Form 10-K

Enhance digital capabilities. As of December 31, 2023, our loyalty programs had over 440 million members and over 155 million members for KFC and Pizza Hut, respectively. The programs have been effective in increasing order frequency and enhancing guest loyalty. Digital sales exceeded $9 billion, with digital ordering accounted for approximately 89% of total Company sales in 2023. Going forward, we intend to continue to leverage our powerful digital ecosystem to drive sales, improve the guest experience and increase operational efficiency. We plan to increase our investment in end-to-end digitalization, automation and artificial intelligence (“AI”), to more effectively connect online traffic with our offline assets. We also intend to use Generative AI technologies (“GenAI”) to innovate new business scenarios and solutions, such as media creatives generation, digital avatars, customer feedback analysis and customer service. To improve our operational efficiency, we plan to focus on connecting our front-end, guest facing systems to back-end systems such as operations and supply chain.

Invest in high-quality assets. We continue to identify and evaluate investment opportunities in high-quality assets to capture growth opportunities. We will prudently assess investment targets based on their strategic value, business scale and financial performance, among other factors.

Operational Management

Restaurant Unit Management

Our restaurant management structure varies among our restaurant brands and restaurant size. Generally, each restaurant that we operate is overseen by a management team led by a restaurant general manager, or RGM, together with one or more assistant managers. We have also introduced a shared management model by using AI-enabled digital tools to improve store efficiency and empower our capable restaurant managers to oversee multiple stores without compromising quality. RGMs are skilled and highly trained, with most having a college-level education. The performance of RGMs is regularly monitored and coached by senior operations leaders. Each restaurant brand issues detailed manuals, which may then be customized to meet local regulations and customs. These manuals set forth standards and requirements for all aspects of restaurant operations. The restaurant management team is responsible for the day-to-day operation of our restaurants and for ensuring compliance with operating standards. Each RGM is also responsible for handling guest complaints and emergency situations.

Franchise Restaurant Management

As of December 31, 2023, approximately 14% of our restaurants were franchise restaurants. Our franchise program is designed to promote consistency and quality, and we are selective in granting franchises. Franchisees supply capital initially by paying a franchise fee to us and by purchasing or leasing the land use rights, building, equipment, signs, seating, inventories and supplies; and, over the longer term, by reinvesting in the business through expansion. Franchisees contribute to our revenue through the payment of upfront franchise fees and on-going royalties based on a percentage of sales, and payments for other transactions with us, such as purchases of food and paper products, advertising services, delivery services and other services.

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

Expansion Management

We believe that there are significant opportunities to further expand within China and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities. We expanded our restaurant count from 7,562 at the end of 2016 to 14,644 at the end of 2023, representing a compound annual growth rate (CAGR) of approximately 10%. We expect to expand our business through organic growth, growth of franchise units and development of our emerging brands.

2023 Form 10-K

Our expansion strategy has been systematically focused on high potential locations across city tiers, including increasing store density in existing cities and entering new cities. Each potential restaurant site is assessed and evaluated individually based on its site potential, potential financial return and potential impact to nearby stores. We take into account factors such as economic and demographic conditions and prospects, consumption patterns, GDP per capita and population density of the local community, presence of activity centers such as shopping complexes, schools and residential areas that generate guest traffic, and the presence of other restaurants in the vicinity during our site selection process. We also consider the guest traffic and distance from the existing restaurants under the same brand to reduce sales transfer that may occur from existing restaurant units. Our flexible store formats and partnership with franchisees empower us to expand to additional strategic locations, including highway service centers, school campuses and hospitals. As we are opening more smaller format stores and actively managing costs, the average capital spending for each new KFC and Pizza Hut restaurant unit in 2023 was approximately RMB1.5 million and 1.3 million, respectively.

Supply Chain Management

The Company’s restaurants, including those operated by franchisees, are large purchasers of a number of food and paper products, equipment and other restaurant supplies. The principal items purchased include protein ingredients (including poultry, beef, pork and seafood), cheese, oil, flour, vegetables and paper and packaging materials. The Company has not experienced any significant, continuous shortages of supplies, and alternative sources for most of these products are generally available. Prices paid for supplies fluctuate from time to time. We control our raw material costs by entering into long-term bulk purchase agreements for our key food ingredients, fully utilizing all chicken parts, increasing local sourcing and developing long-term relationships with suppliers.

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

In addition, we operate a tailor-made, world-class logistics management system, which is capable of accommodating large scale, wide coverage and advanced information dissemination as well as fast store expansions. The Company utilizes 33 logistics centers to distribute supplies to Company-owned and franchised stores, as well as to third-party customers. The Company owns and operates a substantial portion of these logistics centers. Our current network covers our stores in more than 2,000 cities and towns, with capacity to cover more than 3,000 cities and towns. With our long-term growth in mind, we plan to reach 45 to 50 logistics centers in the next 3 to 5 years, aiming to cover more than 5,000 cities and towns to reduce service lead time and transportation costs. In addition, the Company owns seasoning facilities for its Chinese dining business unit, which manufacture and sell seasoning products to Huang Ji Huang and Little Sheep franchisees. The Company’s supply chain strategy of working with multiple suppliers, as well as building a vast logistics network, allows for continuous supply of products in the event that supply from an individual supplier or logistics center becomes unfeasible.

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

2023 Form 10-K

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

Innovation and Digitalization

Our vision is to become the world’s most innovative pioneer in the restaurant industry. We are dedicated to adopting innovations in our business model and restaurant operations, which enables us to comprehensively reach our guests and provide superior products and services in a technology-driven and happy way, as vividly demonstrated by our slogan “Good food, good fun, and good value.”

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

Dining Experience

Menu Innovations

Offering appealing, tasty and convenient food at great prices is our value proposition. We have a dedicated food innovation team primarily focusing on the development and innovation of new recipes and improvement of existing products. In 2023, we launched over 500 new and improved products across all of our restaurant brands. Leveraging our local know-how and the wealth of consumer taste preference data accumulated, we have become a pioneer in food innovation, pushing the boundaries of QSR and CDR dining in China.

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

Ordering

KFC rolled out mobile pre-ordering service on a nationwide basis in December 2016, which allows guests to order online and pick up in store. Pizza Hut launched table-side mobile ordering in 2018, which enables guests to order by scanning a QR code with their mobile phone. Now mobile ordering is a standard feature of our Super Apps including the KFC Super App and the Pizza Hut Super App. Guests can also order through our proprietary mini programs embedded in WeChat. In addition, in certain commercial districts, in-store kiosks provide guests with convenient and fast digital ordering options. We continuously enhance our Super Apps to address the needs of customers and improve their digital experience. For example, we introduced member-exclusive perks, App-exclusive new product pre-sales and lucky draws to attract our customers. In 2023, digital ordering accounted for approximately 89% of total Company sales.

Payment

As early as June 2015, we started to partner with Alipay on digital payment functionalities, making us among the first batch of restaurant chains in China to make mobile payment available to guests. We commenced mobile payment cooperation with WeChat Pay in 2016. Digital payments accounted for an increasing percentage of our Company sales, from 33% in 2016 to 99% in 2023. The increasing percentage indicates broad consumer preference for this feature and reflects our ability to harness the power of technology in our business model. Adoption of digital and mobile payment technologies not only provides a better customer experience by, among other things, reducing guest waiting time and saving guests from having to reach for their wallets or even cellphones, but also reduces staffing needed for cash management and reduces potential risks associated with cash management. In addition to the above business relationships with major third-party mobile payment providers, we developed and launched YUMC Pay in partnership with UnionPay in the first quarter of 2019.

2023 Form 10-K

Guest loyalty and interaction

Super Apps integrates multiple functions including messaging, e-commerce and payments in a single application by embedding mini programs or providing in-App links to other applications. In early 2016, the KFC Super App was implemented nationwide. Super Apps play a very important role in our overall digital ecosystem. They enable a digital guest experience by offering convenience, efficiency and interesting functionality before, during and after dining.

Member engagement is fostered through our Super Apps and WeChat mini programs, as these form the primary platform for consumers to sign up for our membership programs. Additionally, we continue to monetize our membership base by introducing privilege membership subscription programs that increase frequency and spend at our brands. These monetization opportunities rely heavily on our ability to engage with our users through our Super Apps. As of December 31, 2023, KFC and Pizza Hut loyalty programs exceeded 470 million members combined. Member sales accounted for approximately 65% of KFC and Pizza Hut's system sales in 2023. We believe that creative and engaging interactions with our guests can help us enhance the guest experience and guest loyalty, which will ultimately lead to increased sales.

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

We have established a team managing delivery services for our restaurants. We primarily use dedicated riders, who are managed by third-party delivery companies contracted with us, to deliver orders. In 2019, Company sales through delivery accounted for approximately 21% of total Company sales, which further increased to approximately 30% in 2020, 32% in 2021 and 39% in 2022, partially driven by the increased delivery orders as a result of the COVID-19 pandemic, and slightly decreased to 36% in 2023 as dine-in significantly rebounded in 2023 compared to the pandemic-impacted prior year.

Restaurant Format Innovation

To supplement our growth, we are focusing on developing flexible restaurant formats and upgrading existing restaurants. We have developed multiple restaurant formats to meet different guest needs. Add-on modules such as drive-through and TO-GO window allow us to easily tailor-make each store. We continued to lower the capital expenditures per store to tap into more locations. Combining flexible store models and lower upfront investment opens up more site potential across city tiers. In addition, we continuously look for ways to improve the guest experience. We continue to refresh the look of our restaurants and remodel with the latest technology, equipment and infrastructure. Approximately 75% of KFC restaurant units and 85% of Pizza Hut restaurant units as of December 31, 2023 were remodeled or built in the past five years.

Operational Efficiency

We have made significant investments to establish an efficient technological infrastructure, which serves as the foundation of our intelligent restaurant network management and facilitates efficient and innovative restaurant operation for all restaurants across our brands. We have adopted AI-enabled technology to analyze and forecast transaction volume so that we can improve labor scheduling and inventory management. For example, the “Super Brain,” an end-to-end AI-enabled system, integrates data from store operations and aids the decision making of restaurant general managers. Moreover, managers and staff are also equipped with self-designed "smart watches", and in some pilot stores, "smart glasses", to closely monitor the real-time ordering and serving procedures of the restaurants and make timely staffing adjustments, which substantially improves management efficiency and guest satisfaction. We believe our digitalization along with automation, the Internet of Things and AI work together to enhance food safety and improve overall store efficiency.

2023 Form 10-K

Doing Business in China

Risks Related to Doing Business in China

Substantially all of our business operations are located in China. Accordingly, we face various legal and operational risks and uncertainties under the complex and evolving Chinese laws and regulations, including the following:

•
Changes in Chinese political policies and economic and social policies or conditions may materially and adversely affect our business, results of operations and financial condition and may result in our inability to sustain our growth and expansion strategies.
•
The interpretation and enforcement of Chinese laws, rules and regulations may change from time to time, which could have a material adverse effect on us.
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

2023 Form 10-K

•
Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental administration of currency conversion may restrict or prevent us from making loans or additional capital contributions to our Chinese subsidiaries, which may materially and adversely affect our liquidity and our ability to fund and expand our business.
•
Regulations regarding acquisitions may impose significant regulatory approval and review requirements, which could make it more difficult for us to pursue growth through acquisitions.
•
The PRC government has significant oversight and discretion to exert supervision over offerings of our securities conducted outside of China and foreign investment in China-based issuers, and may limit or completely hinder our ability to offer securities to investors, which may cause the value of such securities to significantly decline.

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

For the year ended December 31, 2023, the Company’s China subsidiaries distributed approximately $709 million in dividends to the Company’s Hong Kong-incorporated holding companies. Dividends paid by China subsidiaries to their direct offshore parent companies are subject to Chinese withholding income tax at the rate of 10%, but Hong Kong has a tax arrangement with mainland China that provides for a 5% withholding tax on dividends upon meeting certain conditions and requirements. Once distributed outside of mainland China, the funds are freely transferrable. For the year ended December 31, 2023, the Company’s Hong Kong subsidiaries did not distribute dividends to the Company’s Delaware holding company.

In 2023, Yum China paid cash dividends to stockholders totaling $216 million and repurchased $617 million of its common stock. The source of funds for these dividends and repurchases was cash on hand held outside of mainland China. These dividends to stockholders generally had no tax consequence to the Company, but may be taxable (including by way of withholding) to its stockholders. In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law in the U.S. The IRA contains certain tax measures, including an excise tax of 1% on net share repurchases that occur after December 31, 2022. For more information on our dividends and share repurchases, see the Consolidated Statements of Cash Flows and Note 15 to the Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

In addition, Yum China makes investments in its China subsidiaries through capital contributions to further support their operational and growth needs. In 2023, one of Yum China’s subsidiaries, which was incorporated in Hong Kong, made capital contributions to its subsidiaries in China totaling approximately $100 million. Cash may also be transferred among the Company’s China subsidiaries and their offshore holding companies by means of intercompany loans. No such intercompany loans were made in 2023.

For more information regarding the Company’s cash flows, see our Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021 and the related notes to our Consolidated Financial Statements.

Cash Management Policies

The Company has comprehensive cash management policies in place, including specific policies governing approvals with respect to fund transfers throughout our organization.

Our Board of Directors and the audit committee oversee the Company’s major financial risk exposures. The Company maintains an authorization policy on cash management, setting forth the scope of authority for certain treasury matters that are delegated by the Board of Directors to management. Under this policy, certain treasury matters, such as intercompany loans, bank borrowings, short-term and long-term investments and dividends distributed from the Company’s subsidiaries to the holding company, are clearly defined, with the level of approval required for each matter specifically identified.

2023 Form 10-K

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
•
Cash transfers from the Company’s PRC subsidiaries to its subsidiaries outside of China are subject to PRC government administration of currency conversion. Shortages in the availability of foreign currency may restrict the ability of the PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to the Company, or otherwise satisfy their foreign currency-denominated obligations. See “—Regulations Relating to Dividend Distribution” and “—Regulations Relating to Taxation” for more information;
•
We are subject to Chinese regulations on loans to and direct investment in Chinese entities by offshore holding companies. For example, loans by us to our wholly-owned Chinese subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterparts of the State Administration of Foreign Exchange (“SAFE”). If we decide to finance our wholly-owned Chinese subsidiaries by means of capital contributions, in practice, we might be still required to obtain approval from China’s Ministry of Commerce (“MOFCOM”) or other regulatory authorities. See “Risk Factors—Risks Related to Doing Business in China—Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental administration of currency conversion may restrict or prevent us from making loans or additional capital contributions to our Chinese subsidiaries, which may materially and adversely affect our liquidity and our ability to fund and expand our business” for more information;
•
We are subject to regulations relating to certain investments and acquisitions relating to businesses in China, including under the PRC Anti-monopoly Law, Provisions of the State Council on the Thresholds for Declaring Concentration of Business Operators, and the Provisions on M&A of a Domestic Enterprise by Foreign Investors jointly adopted by six PRC regulatory agencies, including MOFCOM, the State-owned Assets Supervision and Administration Commission, the Chinese State Taxation Administration (“STA”), the State Administration for Industry and Commerce of the PRC (now known as the State Administration for Market Regulation of the PRC), the China Securities Regulatory Commission (“CSRC”) and SAFE. See “Risk Factors—Risks Related to Doing Business in China—Regulations regarding acquisitions may impose significant regulatory approval and review requirements, which could make it more difficult for us to pursue growth through acquisitions” for more information;
•
We are subject to heightened data and cybersecurity regulations, including those enforced by the Cyberspace Administration of China (“CAC”) including the PRC Cybersecurity Law, which imposes tightened requirements on data privacy and cybersecurity practices, the PRC Data Security Law, which imposes data security and privacy obligations on entities and individuals carrying out data activities (including activities outside of the PRC), requires a national security review of data activities that may affect national security, and imposes restrictions on data transmissions, the PRC Personal Information Protection Law, which sets out the regulatory framework for handling and protection of personal information and transmission of personal information, among others. See “Risk Factors—Risks Related to Our Business and Industry—Unauthorized access to, or improper use, disclosure, theft or destruction of, our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf could result in substantial costs, expose us to litigation and damage our reputation;” and

2023 Form 10-K

•
We may be subject to regulations relating to overseas securities offering and listing of China-based companies, including pursuant to the Opinions on Intensifying Crack Down on Illegal Securities Activities issued by the PRC government authorities, which called for enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies, and proposed measures such as the construction of regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies; the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies and the supporting guidelines issued by the CSRC, which regulate overseas securities offering and listing activities by China-based companies; the draft Regulations on Network Data Security Management issued by the CAC, which requires, among other things, that a prior cybersecurity review be conducted by the Cybersecurity Review Office before listing overseas for data processors which process over one million users’ personal information, and for the listing in Hong Kong of data processors which affect or may affect national security; the Revised Cybersecurity Review Measures, jointly issued by the National Development and Reform Commission, the Ministry of Industry and Information Technology of the PRC, and several other administrations, which require, among other things, that a network platform operator holding over one million users’ personal information must apply with the Cybersecurity Review Office for a cybersecurity review before any public offering or listing outside of mainland PRC and Hong Kong. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—The PRC government has significant oversight and discretion to exert supervision over offerings of our securities conducted outside of China and foreign investment in China-based issuers, and may limit or completely hinder our ability to offer securities to investors, which may cause the value of such securities to significantly decline.”

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

2023 Form 10-K

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

Value-Added Tax and Local Surcharges. Effective on May 1, 2016, a 6% value-added tax (“VAT”) on output replaced the 5% business tax (“BT”) that has historically been applied to certain restaurant sales under the China Provisional Regulations on Business Tax. Pursuant to Circular Caishui [2016] No. 36 jointly issued by the Ministry of Finance of the PRC and the STA, beginning May 1, 2016, any entity engaged in the provision of catering services in China is generally required to pay VAT at the rate of 6% on revenues generated from the provision of such services, less any creditable VAT already paid or borne by such entity upon purchase of materials and services. Our new retail business is generally subject to VAT rates at 9% or 13%. The latest VAT rates imposed on our purchase of materials and services included 13%, 9% and 6%, which were gradually changed from 17%, 13%, 11% and 6% since 2017. These rate changes impact our input VAT on all materials and certain services, primarily construction, transportation and leasing. However, the impact on our operating results is not expected to be significant. Local surcharges generally ranging from 7% to 13%, varying with the location of the relevant China subsidiary, are imposed on the amount of VAT payable.

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

2023 Form 10-K

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

2023 Form 10-K

Inflation Reduction Act of 2022 (the “IRA”). In August 2022, the IRA was signed into law in the U.S. The IRA contains certain tax measures, including a Corporate Alternative Minimum Tax (“CAMT”) of 15% on certain large corporations and an excise tax of 1% on net share repurchases that occur after December 31, 2022. On December 27, 2022, the U.S. Treasury Department and the IRS released Notice 2023-7, announcing their intention to issue proposed regulations addressing the application of the new CAMT. In 2023, additional notices were released to continue to provide interim guidance regarding certain CAMT issues before proposed regulations are published.

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

Pillar Two Income Tax. The Organization for Economic Cooperation and Development (the "OECD"), the European Union and other jurisdictions (including jurisdictions in which we have operations or presence) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD's Pillar Two initiative introduces a 15% global minimum tax applied on a country-by-country basis and for which many jurisdictions have now committed to an effective enactment date starting January 1, 2024.

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

On December 16, 2021, the PCAOB issued a report on its determination that it was unable to inspect or investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong because of positions taken by Chinese authorities in those jurisdictions. Our independent registered public accounting firm, KPMG Huazhen LLP, was subject to the determinations announced by the PCAOB on December 16, 2021. Pursuant thereto, on March 30, 2022, the SEC added Yum China to the conclusive list of “Commission-Identified Issuers,” subject to the trading prohibition and supplemental disclosure requirements under the HFCAA. Subsequently, in August 2022, the PCAOB announced that it signed a Statement of Protocol with the CSRC and the Ministry of Finance, which it described as the first step toward opening access for the PCAOB to inspect and investigate completely registered public accounting firms in mainland China and Hong Kong. On December 15, 2022, the PCAOB vacated its 2021 determination that the positions taken by authorities in mainland China and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions, including our independent registered accounting firm.

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

2023 Form 10-K

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

We own registered trademarks and service marks relating to the Little Sheep and Huang Ji Huang brands and pay no license fee related to these brands. Collectively, these licensed and owned marks have significant value and are important to our business. Our policy is to pursue registration of our important intellectual property rights whenever feasible and to oppose vigorously any infringement of our rights.

Competition

Data from the National Bureau of Statistics of China indicates that sales in the restaurant industry in China totaled approximately RMB 5,289 billion in 2023, representing an increase of 20% compared with prior year. Industry conditions vary by region, with local Chinese restaurants and western chains present, but we possess the largest market share (as measured by system sales). While branded QSR units per million population in China are well below that of the United States, the market remains highly competitive. We compete with respect to food taste, quality, value, service, convenience, restaurant location and concept, including delivery and shared kitchens. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and disposable income. We compete not only for consumers but also for management and hourly personnel and suitable restaurant sites. KFC’s competitors in China are primarily western QSR brands such as McDonald’s, Dicos and Burger King, and to a lesser extent, domestic QSR brands in China. Pizza Hut primarily competes with western CDR brands, including Domino’s and Papa John’s, as well as other domestic CDR brands in China.

Seasonality

Due to the nature of our operations, we typically generate higher sales during Chinese festivities, holiday seasons as well as summer months, but relatively lower sales and lower operating profit during the second and fourth quarters.

Human Capital Management

As of December 31, 2023, the Company had more than 430,000 employees, including approximately 155,000 full-time employees and approximately 277,000 part-time restaurant crew members. Our full-time employees primarily included 34,000 restaurant management team members and 115,000 restaurant crew members.

Our Board of Directors provides oversight on certain human capital matters, including inclusion and diversity, management succession planning, and our employee rewards and benefits program. Under the board’s oversight, the Company regularly conducts a people planning review to attract, retain and develop a workforce that aligns with our values and strategies.

2023 Form 10-K

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

Diversity, Inclusion and Equal Opportunities

The Company is committed to fostering a working environment that is professional, inclusive and non-discriminatory for employees. In our workplaces, differences are understood, appreciated and encouraged. Each employee, without regard to race, religion, color, age, gender or gender identity, disability, military or veteran status, sexual orientation, citizenship or national origin, is provided with fair opportunity on the Company’s diverse platform.

Gender Equality

The Company is committed to gender equality by providing fair recruitment, training and promotion opportunities for all employees. By the end of 2023, our female employees represented more than 50% of the total workforce. The Company continues to make progress in nurturing talented leaders across all management levels. By the end of 2023, women holding director and above positions represented 53% of our senior management workforce. In 2023, the Company was named to the Bloomberg Gender Equality Index for the fifth consecutive year.

Barrier-free and Inclusive Workplace for People with Disabilities

The Company strives to create a barrier-free and inclusive workplace for people with disabilities. The Company piloted the first “Angel Restaurant” in 2012, using modified equipment and operational processes, and provides training to assist “angel employees” – those with special needs – to perform a full range of jobs. By the end of 2023, we had opened 46 Angel Restaurants in 42 cities, providing jobs for nearly 250 people with special needs.

Training and Development

The Company values the growth of employees and continuously nurtures top talent through a systematic training system. Every employee is required to formulate a specific development goal to improve their competencies in addition to completing the key objectives of the role. We prepare employees not just for fulfilling current job requirements, but also for more challenging expanded job responsibilities in the future. In 2023, the number of total training hours totaled around 10 million.

Building Talent Pipeline and Supporting Development

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

The Company provides continuous support to RGMs to unleash their potential. Through digitalization and automation, which help with streamlining operations, enhancing demand forecasting, inventory management, crew scheduling and food production, we empower our capable RGMs to manage multiple stores while upholding high operational standards. In addition, our centralized recruitment process frees up our RGMs from spending significant amount of time on administrative tasks, allowing them to focus on operational tasks.

2023 Form 10-K

The Company offers a tailored and fast-tracked YUMC Management Trainee Program for fresh graduate trainees in its marketing and supply chain functions. Through job rotations and targeted training, they are offered an opportunity to gain a thorough understanding of the business and build a foundation for becoming industry-leading professionals.

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

Continuing Education Program

The Company sponsors a continuing education program to help employees obtain college degrees. By the end of 2023, around 5,000 employees were granted subsidies and achieved higher education degrees through our continuing education program. In addition, the Company also provides scholarships for eligible employees to achieve postgraduate degrees.

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

The Company has launched equity incentive schemes such as CEO Awards and RGM Restricted Stock Units (RSUs). The scheme is part of Yum China’s long-standing commitment to its RGM No. 1 corporate culture. The Company believes that its RGMs serve as the most important leaders and are key contributors to its long-term success. In 2016, Yum China announced a grant of RSUs valued at $2,000 to each qualified RGM. As of the end of 2023, this program has allowed more than 13,900 RGMs to become stockholders of Yum China. In addition, the Company granted RSUs valued at $3,000 to all eligible RGMs starting in February 2021, covering approximately 4,800 RGMs. The turnover rate of RGMs was around 9 % in 2023.

Meanwhile, the Company has established a comprehensive welfare and care system known as "YUMC Care", which offers employees benefits tailored to their life stage and individual needs. For example, the Company provides RMB 1 million medical insurance coverage for each RGM, family care scheme for restaurant management teams, and critical illness insurance for service team leaders. For office staff, the Company operates its flexible benefit platform, covering more than 7,000 employees. The platform allows employees to select benefits based on their individual needs, including family medical insurance, medical examination and recreational activities. Both office staff and RGMs are covered by the Company’s housing subsidy scheme.

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

Engagement and Wellbeing

The Top Employers Institute has certified the Company as a Top Employer China for the sixth consecutive year. In 2023, we maintained the leading position as the top employer within the restaurant industry and was recognized as one of China's top five workplaces across all sectors for the first time, showcasing our excellence and commitment.

2023 Form 10-K

The Company maintains multiple communication channels with employees, including organizational forums such as RGM Convention and Founders’ Day. The Company also ensures effective communication of business strategies and corporate messages through various digital platforms such as corporate WeChat, Apps and intranet portals.

Environmental Matters

We strive to reduce the environmental impact of our business activities by incorporating sustainability into the daily operations of our restaurants, as well as focusing our efforts on climate action, supply chain collaboration, and circular economy.

Climate Action

Our commitment to enhance climate action tops the list of our environmental sustainability priorities. We are committed to reaching net-zero value chain GHG emissions by 2050, and have set near-term science-based targets (SBTs) by 2035.

Our near-term SBTs are:

•
To reduce absolute Scope 1 and 2 GHG emissions 63% by 2035 from a 2020 base year.
•
To reduce Scope 3 GHG emissions from purchased goods 66.3% per ton of goods purchased by 2035 from a 2020 base year.

We have also established an abatement target for 2025, aiming for a 20% reduction in energy indirect GHG emissions per company-owned store by 2025 from a 2020 base year. This target is one of the performance indicators for our 2023 performance share units (“PSUs”) awards, applicable to our leadership team members.

We have developed a 1.5°C-aligned decarbonization strategy and roadmap, focusing on energy efficiency improvement, renewable energy investment and supplier collaboration. We have identified and assessed climate-related risks and opportunities in our operations and value chain in line with the recommendations of the Task Force on Climate-Related Financial Disclosure (“TCFD”). We continuously enhance disclosure transparency through our Sustainability Report, TCFD Report and CDP Questionnaires (including Climate Change, Water Security and Forests).

Supply Chain Collaboration

We prioritize supply chain collaboration as a key strategy to achieve our 2050 net-zero goal. Through engaging, educating and empowering our suppliers, we work closely with them in joint efforts to drive low-carbon transformation throughout the entire value chain. Additionally, we have set an ambitious goal to achieve a zero-deforestation supply chain, with the aim of reducing carbon emissions resulting from upstream deforestation. By continuously strengthening traceability in the upstream supply chain, we strive to source in a sustainable way, with commitments that include sourcing 100% RSPO-certified palm oil, as well as 100% FSC-certified paper packaging by 2025.

Circular Economy

Food Loss and Waste

We are working toward the goal of a 10% reduction of our food waste per restaurant by 2030, as compared to a 2020 baseline, by exploring innovative initiatives for food loss reduction across different stages of the value chain. For example, we use AI/IoT technology to improve sales forecasting accuracy and inventory management, increase the proportion of cold chain transportation and use smaller fryers to avoid cooking an excessive amount of food. We continue to promote our food bank project by establishing pick-up stations at more restaurants under more brands, providing surplus food for free to residents in need. We also strive to explore solutions to recycle and reuse waste, such as recycling used cooking oil, coffee grounds and packaging waste as resources in the Company’s value chain through collaboration with various stakeholders.

Sustainable Packaging

We continue to reduce the use of packaging through design optimization, material replacement, and innovative application methods. We are committed to ensuring that 100% of customer facing, plastic-based packaging is recyclable and refuse to purchase paper products from suppliers that knowingly cause deforestation. We are working toward our target of a 30% reduction of non-degradable plastic packaging weight by 2025, as compared to a 2019 baseline.

2023 Form 10-K

Nutrition

We advocate a balanced diet and healthy eating habits through product innovation, variety in offerings, industry communication, public education and other relevant measures. We are committed to reducing the use of salt and sugar as part of our nutrition and health initiatives. We have increased the offering of grains, fruits, vegetables and beans in our menus to promote balanced food choices. We have collaborated with scientific institutions to promote dietary health for 16 years. Chinese Nutrition Society - Yum China Dietary Health Foundation has now become one of the largest and most influential special research foundations in China in the field of health and nutrition. We also cooperate with the China Foundation for Rural Development to encourage public donations to improve child nutrition in rural areas.

Information about our Executive Officers

The executive officers of the Company as of February 29, 2024, and their ages and current positions as of that date, are as follows:

Name	Age	Title
Joey Wat	52	Chief Executive Officer
Andy Yeung	51	Chief Financial Officer
Warton Wang	49	General Manager, KFC
Jeff Kuai	43	General Manager, Pizza Hut
Duoduo (Howard) Huang	51	Chief Supply Chain Officer
Leila Zhang	55	Chief Technology Officer
Pingping Liu	51	Chief Legal Officer
Jerry Ding	38	Chief People Officer
Xueling Lu	50	Controller and Principal Accounting Officer

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

2023 Form 10-K

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

Pingping Liu has served as our Chief Legal Officer since January 2024. Ms. Liu joined the Company in May 2016 and served as Senior Legal Director of the Company. Ms. Liu also served as Corporate Secretary since May 2019. Ms. Liu has 20 years of experience in legal and compliance. From July 2005 to July 2013, Ms. Liu worked at Shearman & Sterling LLP. From September 2002 to June 2005, Ms. Liu worked at Arnold & Porter LLP. Ms. Liu is admitted to the District of Columbia Bar Association and the New York State Bar Association.

Jerry Ding has served as our Chief People Officer since January 2024. Mr. Ding served as Head of Corporate Strategy from November 2019 to May 2023 and brand leader of Taco Bell from November 2021 to May 2023. Prior to joining Yum China, Mr. Ding worked at McKinsey & Company for over six years, specializing in developing corporate-level strategies.

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

Our History

Yum China was incorporated in Delaware on April 1, 2016. The Company separated from YUM on October 31, 2016 (the “separation”), becoming an independent, publicly traded company as a result of a pro rata distribution (the “distribution”) of all outstanding shares of Yum China common stock to shareholders of YUM. On October 31, 2016, YUM’s shareholders of record as of October 19, 2016 received one share of Yum China common stock for every one share of YUM common stock held as of the record date. Common stock of Yum China began trading under the ticker symbol “YUMC” on the New York Stock Exchange (“NYSE”) on November 1, 2016. On September 10, 2020, the Company completed its secondary listing on the Main Board of the Hong Kong Stock Exchange (“HKEX”) under the stock code “9987,” in connection with a global offering (the “Global Offering”) of shares of its common stock. On October 24, 2022, the Company’s voluntary conversion of its secondary listing status to a primary listing status on the HKEX became effective and the Company became a dual primary listed company on the NYSE and HKEX. On the same day, the Company’s shares of common stock traded on the HKEX were included in the Shanghai-Hong Kong Stock Connect and Shenzhen-Hong Kong Stock Connect.

Available Information

For important news and information regarding Yum China, including our filings with the SEC and the HKEX, visit Yum China’s Investor Relations website at http://ir.yumchina.com. Yum China uses this website as a primary channel for disclosing key information to its investors, some of which may contain material and previously non-public information.

2023 Form 10-K

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

The reference to the Company’s website address and the SEC’s website address is for informational purposes only, does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this Form 10-K. These documents, as well as our SEC filings, are available in print free of charge to any stockholder who requests a copy from our Investor Relations Department by contacting Yum China at 101 East Park Boulevard, Suite 805, Plano, Texas 75074, United States of America, Attention: Investor Relations.

2023 Form 10-K

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

Summary of Risk Factors

We are exposed to a variety of risks, which have been separated into five general groups:

•
Risks related to our business and industry, including (a) food safety and foodborne illness concerns, (b) significant failure to maintain effective quality assurance systems for our restaurants, (c) significant liability claims, food contamination complaints from our customers or reports of incidents of food tampering, (d) health concerns arising from outbreaks of viruses or other illnesses, (e) the fact that the operation of our restaurants is subject to the terms of the master license agreement with YUM, (f) the fact that substantially all of our revenue is derived from our operations in China, (g) the fact that our success is tied to the success of YUM’s brand strength, marketing campaigns and product innovation, (h) shortages or interruptions in the availability and delivery of food products and other supplies, (i) fluctuation of raw materials prices, (j) our inability to attain our target development goals, the potential cannibalization of existing sales by aggressive development and the possibility that new restaurants will not be profitable, (k) risks associated with leasing real estate, (l) inability to obtain desirable restaurant locations on commercially reasonable terms, (m) labor shortages or increases in labor costs, (n) the fact that our success depends substantially on our corporate reputation and on the value and perception of our brands, (o) the occurrence of security breaches and cyber-attacks, (p) failure to protect the integrity and security of our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf, (q) failures or interruptions of service or security breaches in our information technology systems, (r) the fact that our business depends on the performance of, and our long-term relationships with, third-party mobile payment processors, internet infrastructure operators, internet service providers, delivery aggregators and third-party e-commerce platforms, (s) failure to provide timely and reliable delivery services by our restaurants, (t) our growth strategy with respect to Lavazza may not be successful, (u) the anticipated benefits of our acquisitions may not be realized in a timely manner or at all, (v) challenges and risks related to our new retail and e-commerce businesses, (w) use of GenAI technologies, (x) our inability or failure to recognize, respond to and effectively manage the impact of social media, (y) failure to comply with anti-bribery or anti-corruption laws, (z) U.S. federal income taxes, changes in tax rates, disagreements with tax authorities and imposition of new taxes, (aa) changes in consumer discretionary spending and general economic conditions, (bb) the fact that the restaurant industry in which we operate is highly competitive, (cc) loss of or failure to obtain or renew any or all of the approvals, licenses and permits to operate our business, (dd) our inability to adequately protect the intellectual property we own or have the right to use, (ee) our licensor’s failure to protect its intellectual property, (ff) seasonality and certain major events in China, (gg) our failure to detect, deter and prevent all instances of fraud or other misconduct committed by our employees, customers or other third parties, (hh) the fact that our success depends on the continuing efforts of our key management and experienced and capable personnel as well as our ability to recruit new talent, (ii) our strategic investments or acquisitions may be unsuccessful; (jj) our investment in technology and innovation may not generate the expected level of returns, (kk) fair value changes for our investment in equity securities, lower yields of our short-term investments or lower returns of our future long-term bank deposits and notes may adversely affect our financial condition and results of operations, and (ll) our operating results may be adversely affected by our investment in equity method investees;

2023 Form 10-K

•
Risks related to doing business in China, including (a) changes in Chinese political policies and economic and social policies or conditions, (b) the interpretation and enforcement of Chinese laws, rules and regulations may change from time to time with little advance notice, and the risk that the PRC government may intervene or influence our operations, which could result in a material change in our operations and/or the value of our securities to decline, (c) the audit report included in this Form 10-K is prepared by auditors who are located in China, and in the event the PCAOB is unable to inspect our auditors, our common stock will be subject to potential delisting from the New York Stock Exchange, (d) changes in political, business, economic and trade relations between the United States and China, (e) fluctuation in the value of the Chinese Renminbi, (f) the fact that we face increasing focus on environmental sustainability issues, (g) limitation on our ability to utilize our cash balances effectively, including making funds held by our China-based subsidiaries unavailable for use outside of mainland China, due to interventions in or the imposition of restrictions and limitations by the PRC government on currency conversion and payments of foreign currency and RMB out of mainland China, (h) changes in the laws and regulations of China or noncompliance with applicable laws and regulations, (i) reliance on dividends and other distributions on equity paid by our principal subsidiaries in China to fund offshore cash requirements, (j) potential unfavorable tax consequences resulting from our classification as a China resident enterprise for Chinese enterprise income tax purposes, (k) uncertainty regarding indirect transfers of equity interests in China resident enterprises and enhanced scrutiny by Chinese tax authorities, (l) difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China against us, (m) the Chinese government may determine that the variable interest entity structure of Daojia does not comply with Chinese laws on foreign investment in restricted industries, (n) inability to use properties due to defects caused by non-registration of lease agreements related to certain properties, (o) risk in relation to unexpected land acquisitions, building closures or demolitions, (p) potential fines and other legal or administrative sanctions for failure to comply with Chinese regulations regarding our employee equity incentive plans and various employee benefit plans, (q) proceedings instituted by the SEC against certain China-based accounting firms, including our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Exchange Act, (r) restrictions on our ability to make loans or additional capital contributions to our Chinese subsidiaries due to Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental administration of currency conversion, (s) difficulties in pursuing growth through acquisitions due to regulations regarding acquisitions, and (t) the PRC government has significant oversight and discretion to exert supervision over offerings of securities conducted outside of China and over foreign investment in China-based issuers, and may limit or completely hinder our ability to offer securities to investors, or cause the value of our securities to significantly decline; these risks are each discussed in detail in the section “Risks Related to Doing Business in China.”
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
•
Risks related to our common stock, including (a) the fact that we cannot guarantee the timing or amount of dividends on, or repurchases of, our common stock, (b) the impact on the trading prices of our common stock due to different characteristics of the capital markets in Hong Kong and the U.S., (c) different interests between Primavera and other holders of our common stock, and (d) the existence of anti-takeover provisions that may discourage or delay acquisition attempts that you might consider favorable; and
•
General risk factors.

2023 Form 10-K

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

In October 2019, China’s State Council amended the Regulation for the Implementation of the Food Safety Law (the “Regulation of Food Safety Law”), which became effective on December 1, 2019. The Regulation of Food Safety Law outlines detailed rules for food safety risk monitoring and assessment, food safety standards, food production and food business, food inspection and other matters. Pursuant to the Regulation of Food Safety Law, certain violations of the food safety law may result in severe administrative and criminal penalties imposed on the Company, as well as its legal representatives, senior management members and other employees. If penalties are imposed on our senior management members, they may be prevented from performing their duties at the Company, which could in turn negatively affect our business operations. Such penalties could also have a material adverse impact on the Company’s reputation.

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

2023 Form 10-K

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

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic, such as COVID-19, avian flu or African swine flu. Outbreaks of contagious illness occur from time to time around the world, including in China where virtually all of our restaurants are located. The occurrence of such an outbreak or other adverse public health developments in China could materially disrupt our business and operations, including if government authorities impose mandatory closures, seek voluntary closures or impose restrictions on operations of restaurants. Furthermore, the risk of contracting viruses or other illnesses that may be transmitted through human contact could cause employees or guests to avoid gathering in public places or interacting with other people, which could materially and adversely affect restaurant guest traffic or the ability to adequately staff restaurants. An outbreak could also cause disruption in our supply chain, increase our raw material costs, increase operational complexity and adversely impact our ability to provide safety measures to protect our employees and customers, which could materially and adversely affect our continuous operations. Our operating costs may also increase as a result of taking precautionary measures to protect the health and wellbeing of our customers and employees during an outbreak. If an outbreak reaches pandemic levels, there may also be long-term effects on the economies of affected countries. Any of the foregoing within China would severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition. For example, starting in the first quarter of 2020 and throughout 2021 and 2022, the COVID-19 pandemic significantly affected the Company’s operations, resulting in severe impact on our financial results and caused significant volatility in our operations.

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

2023 Form 10-K

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

The requirement regarding the Sales Growth Metric began at the end of the first Measurement Period on December 31, 2021. Within an agreed period after the beginning of each calendar year following December 31, 2021, and during the term of the master license agreement, we are required to provide to YUM a written statement with the calculations of the Sales Growth Metric. If our calculations indicate that any of these restaurant brands failed to meet the Sales Growth Metric (an “SGM Breach”), there is a mechanism under the master license agreement for us to explain and remediate such breach in good faith. YUM has the right to terminate the master license agreement in the event of an SGM Breach. In the event of two consecutive SGM Breaches for KFC, Pizza Hut or Taco Bell, YUM shall be entitled to exercise its right to eliminate or modify the exclusivity of the license granted to us and conduct and further develop the relevant restaurant brand in our licensed territory or license one or more third parties to do so. As a result of factors beyond the Company’s control, namely the severe impact of the COVID-19 pandemic, there was a breach of the Sales Growth Metric requirement for the Measurement Period ended December 31, 2022 by Pizza Hut, which was waived by YUM.

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

2023 Form 10-K

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

2023 Form 10-K

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

As a significant number of our restaurants are operating on leased properties, we are exposed to retail rental market conditions. As of year-end 2023, we leased over 12,500 properties in China for our Company-owned restaurants. For information regarding our leased properties, please refer to Item 2. “Properties.” Accordingly, we are subject to all of the risks generally associated with leasing real estate, including changes in the investment climate for real estate, demographic trends, trade zone shifts, central business district relocations, and supply or demand for the use of the restaurants, as well as potential liability for environmental contamination.

We generally enter into lease agreements with initial terms of 10 to 20 years. Approximately 6% of our existing lease agreements expire before the end of 2024. Most of our lease agreements contain an early termination clause that permits us to terminate the lease agreement early if the restaurant’s restaurant profit is negative for a specified period of time. We generally do not have renewal options for our leases and need to negotiate the terms of renewal with the lessor, who may insist on a significant modification to the terms and conditions of the lease agreement.

2023 Form 10-K

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

2023 Form 10-K

In addition, our delivery business requires a large number of riders, which are either contracted with us or the aggregators’ platforms to deliver orders for KFC or Pizza Hut stores. A shortage of riders could disrupt our delivery business and result in higher rider costs. Furthermore, an increase in the rates charged by the third-party rider companies could also result in higher delivery costs. Recent guidelines issued by regulatory authorities increased protection on rider safety and welfare, and the cost to comply with such requirements could be passed on to us.

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

Information technology systems, including our mobile or online platforms, mobile payment and ordering systems, loyalty programs and various other online processes and functions, are critical to our business and operations. For example, as of year-end 2023, KFC had over 440 million loyalty program members and Pizza Hut had over 155 million. Members accounted for 65% of KFC and Pizza Hut's system sales in 2023. Digital ordering accounted for 89% of total Company sales in 2023. As we continue to expand our digital initiatives, the risks relating to security breaches and cyber-attacks against our systems, both internal and those we have outsourced, may increase.

Because of our brand recognition in China, we are consistently subject to attempts to compromise our security and information systems, including denial of service attacks, viruses, malicious software or ransomware, and exploitations of system flaws or weaknesses. Error or malfeasance or other irregularities may also result in the failure of our or our third-party service providers' cybersecurity measures and may give rise to a cybersecurity incident. The techniques used to conduct security breaches and cyber-attacks, as well as the sources and targets of these attacks, change frequently and may not be recognized until launched against us or our third-party service providers. We or our third-party service providers may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. We have in the past and are likely again in the future to be subject to these types of attacks, although to date no attack has resulted in any material damages or remediation costs. The primary risks that could directly result from the occurrence of security breaches and cyber-attacks include operational interruption, financial losses, personal information leakage and non-compliance. The occurrence of such incidents could negatively impact our business operations and our relationships with customers, franchisees and employees, and damage our reputation. If we or our third-party service providers are unable to avert security breaches and cyber-attacks, we could incur significantly higher costs, including remediation costs to repair damage caused by the breach (including business incentives to make amends with affected customers and franchisees), costs to deploy additional personnel and network protection technologies, train employees and engage third-party experts and consultants, as well as litigation costs resulting from the incident. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

2023 Form 10-K

Unauthorized access to, or improper use, disclosure, theft or destruction of, our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf could result in substantial costs, expose us to litigation and damage our reputation.

We have been using, and plan to continue to use, digital technologies to improve the customer experience and drive sales growth. We, directly or indirectly, receive and maintain certain personal, financial and other information about our customers in various information systems that we maintain and in those maintained by third-party service providers when, for example, receiving orders through mobile or online platforms, accepting digital payments, operating loyalty programs and conducting digital marketing programs. Our information technology systems, such as those we use for administrative functions, including human resources, payroll, accounting and internal and external communications, can contain personal, financial or other information of our over 430,000 employees. We also maintain important proprietary and other confidential information related to our operations and identifiable information about our franchisees. As a result, we face risks inherent in handling and protecting large volumes of information.

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

In addition, the use and handling of this information is regulated by evolving and increasingly demanding laws and regulations. The Chinese government has focused increasingly on regulation in the areas of information security and protection, including by implementing the PRC Cybersecurity Law effective June 1, 2017, which imposes tightened requirements on data privacy and cybersecurity practices. There are uncertainties with respect to the application of the cybersecurity law in certain circumstances. In addition, the PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals carrying out data activities (including activities outside of the PRC), requires a national security review of data activities that may affect national security, and imposes restrictions on data transmissions. Furthermore, the PRC Personal Information Protection Law, which took effect on November 1, 2021, sets out the regulatory framework for handling and protection of personal information and transmission of personal information, and many specific requirements of the law remain to be clarified by the CAC and other regulatory authorities. The Revised Cybersecurity Review Measures, which took effect on February 15, 2022, require critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, to conduct a cybersecurity review pursuant to the provisions therein. The Measures for Security Assessment for Outbound Data Transfer, which took effect on September 1, 2022, mandate mandatory government security review by the CAC in advance of certain cross-border data transfer activities. We have established a professional team to formulate and implement internal data security policies to comply with the regulations and policies issued by the CAC, monitor our compliance practices and assess any non-compliance issues. We believe that we are compliant in all material respects with the applicable regulations and policies that have been issued by the CAC to date. As of the date of this Form 10-K, (i) we have not received any formal notice from any PRC cybersecurity regulator identifying us as a “critical information infrastructure operator” or requiring us to go through the cybersecurity review procedures pursuant to the Revised Cybersecurity Review Measures; and (ii) we are not aware of any investigations against us initiated by the CAC based on the Revised Cybersecurity Review Measures. The exact scope of “critical information infrastructure operators” under the current regulatory regime remains unclear, and the PRC government authorities may have wide discretion in the interpretation and enforcement of the applicable laws. Therefore, it is uncertain whether, in the future, we would be deemed to be a critical information infrastructure operator under Chinese laws. If we are deemed to be a critical information infrastructure operator under the PRC cybersecurity laws and regulations, we may be subject to obligations in addition to what we have fulfilled under the PRC cybersecurity laws and regulations.

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

2023 Form 10-K

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

Our operations are highly dependent upon our information technology systems and failures or interruptions of service or security breaches in our systems may interrupt our operations and harm our business.

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

2023 Form 10-K

Our business depends on the performance of, and our long-term relationships with, third-party mobile payment processors, internet infrastructure operators, internet service providers, delivery aggregators and third-party e-commerce platforms.

Digital payments, including mobile payments, accounted for approximately 99% of Yum China Company sales in 2023. The ability to accept mobile payments is critical to our business. We accept payments through third-party mobile payment processors, such as WeChat Pay, Alipay and Union Pay. We also developed and launched YUMC Pay in the first quarter of 2019, in partnership with Union Pay, which offers a convenient payment option for users within a single App. If we fail to extend or renew the agreements with these mobile payment processors on acceptable terms, if these mobile payment processors are unwilling or unable to provide us with payment processing service or impose onerous requirements on us in order to access their services, or if they increase the fees they charge us for these services, our business and results of operations could be harmed.

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

Our delivery business depends on the performance of, and our long-term relationships with, third-party delivery aggregators. We allow our products to be listed on and ordered through their mobile or online platforms. In addition, we sell and promote our products on third-party e-commerce platforms. If we fail to extend or renew the agreements with these delivery aggregators or e-commerce platforms on acceptable terms, or at all, our business and results of operations may be materially and adversely affected. Any increase in the fees charged by these delivery aggregators or e-commerce platforms could negatively impact our operating results.

Our restaurants offer delivery services. Major failures to provide timely and reliable delivery services by us may materially and adversely affect our business and reputation.

As of year-end 2023, approximately 90% of KFC restaurants and over 95% of Pizza Hut restaurants offer delivery services. Delivery contributed to approximately 36% of KFC and Pizza Hut Company sales for 2023. Customers may order delivery service through KFC and Pizza Hut’s websites and Apps. KFC and Pizza Hut have also partnered with third-party delivery aggregators, allowing our products to be listed on and ordered through their mobile or online platforms.

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

2023 Form 10-K

Our growth strategy with respect to Lavazza may not be successful.

We are committed to making coffee a meaningful part of our business. As part of our strategy to tap into the growing China coffee market, we developed COFFii & JOY as our standalone specialty coffee concept starting in 2018. However, the Company decided to wind down the operations of COFFii & JOY and closed all stores in 2022.

In April 2020, we established a joint venture with Lavazza Group to explore and develop the Lavazza coffee concept in China. In September 2021, the Company and Lavazza Group entered into agreements to accelerate the expansion of Lavazza coffee shops to offer a premium and authentic Italian coffee experience in China. As of December 31, 2023, there were 122 Lavazza stores in China. We are targeting to open 1,000 Lavazza stores in the next few years, which may require significant capital and management attention.

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

In May 2017, we acquired a controlling interest in Daojia with the expectation that the acquisition will further enhance our digital and delivery capabilities, and accelerate growth by building know-how and expertise in the expanding delivery market. In 2018 and 2019, due to declining sales as a result of intensified competition among delivery aggregators, we recorded impairment charges of $23 million and wrote down the Daojia reporting unit goodwill and intangible assets to zero. In April 2020, we completed the acquisition of a 93.3% interest in Huang Ji Huang, a leading Chinese-style casual dining franchise business, for cash consideration of $185 million. With this acquisition, we aim to gain a stronger foothold and enhanced know-how in the Chinese dining space and create synergies. Achieving those anticipated benefits is subject to a number of uncertainties. The operation of the acquired businesses could also involve further unanticipated costs and divert management’s attention away from day-to-day business concerns. We cannot assure you that we will be able to achieve the anticipated benefits of any business acquisitions. Additional information about the Company’s goodwill and intangible assets acquired from our acquisitions is included in Note 8 to the Consolidated Financial Statements in Part II, Item 8. We evaluate indefinite-lived intangible assets and goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist.

Our new retail and e-commerce businesses may expose us to new challenges and risks and may adversely affect our business, results of operations and financial condition.

As part of our strategy to drive growth from off-premise occasions, we launched packaged foods to capture at-home consumption demand. We also operate a mobile e-commerce platform, V-Gold Mall, to sell our own products.

2023 Form 10-K

Our new retail and e-commerce businesses expose us to new challenges and risks associated with, for example, anticipating customer demand and preferences, managing inventory and handling more complex supply, product return and delivery service issues. We are relatively new to these businesses and our lack of experience may make it more difficult for us to keep pace with evolving customer demands and preferences. We may misjudge customer demand, resulting in inventory buildup and possible inventory write-downs and write-offs. We may also experience higher return rates on these products, receive more customer complaints about them and face costly product liability claims as a result of selling them, which would harm our brands and reputation as well as our financial performance. In addition, we will have to invest in, maintain and upgrade the necessary network infrastructure, system infrastructure and security to manage and process customer orders, and failures to process orders timely and accurately may also result in complaints and expose us to liability. Furthermore, we rely on third-party delivery companies to deliver the e-commerce products and a portion of the new retail products. Risks related to delivery services are described in further detail above under “—Our restaurants offer delivery services. Major failures to provide timely and reliable delivery services by us may materially and adversely affect our business and reputation.” If we do not successfully address new challenges specific to the new retail and e-commerce businesses and compete effectively, our business, results of operations and financial condition may be materially and adversely affected.

Our use of GenAI technologies presents new risks and challenges to our business.

We use GenAI technologies to innovate new business scenarios and solutions, such as media creatives generation, digital avatars, customer feedback analysis and customer service. The use of GenAI may be affected by global trends and applicable laws. We may become subject to new or heightened legal, ethical or other challenges arising out of the perceived or actual impact of AI on intellectual property, privacy, and employment, among other issues, and we may experience brand or reputational harm, be subject to legal liabilities or increased costs associated with those issues. Furthermore, if we fail to leverage GenAI technologies as effectively or rapidly as our peers, our competitiveness could be materially and adversely impacted.

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

2023 Form 10-K

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

In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. For example, in 2017, the U.S. Tax Act implemented broad reforms to the U.S. corporate income tax system and significantly altered how U.S. multinational corporations are taxed on foreign earnings. On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law in the U.S. The IRA contains certain tax measures, including a corporate alternative minimum tax on certain large corporations and an excise tax on net share repurchases. In addition, the OECD's Pillar Two initiative introduces a 15% global minimum tax applied on a country-by-country basis and for which many jurisdictions (including jurisdictions in which we have operations or presence) have now committed to an effective enactment date starting January 1, 2024. The details of the computation of these taxes will be subject to regulations to be issued by the tax authorities in respective country. Any increases in tax rates or changes in tax laws or the interpretations thereof could have a material adverse impact on our results of operations and financial condition.

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

2023 Form 10-K

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

2023 Form 10-K

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

We are required under the master license agreement with YUM to police, protect and enforce the trademarks and other intellectual property rights used by us, and to protect trade secrets. Such actions to police, protect or enforce could result in substantial costs and diversion of resources, which could negatively affect our sales, profitability and prospects. Furthermore, the laws governing intellectual property rights in China is evolving and subject to interpretation, and could involve substantial risks to us. Even if actions to police, protect or enforce are resolved in our favor, we may not be able to successfully enforce the judgment and remedies awarded by the court and such remedies may not be adequate to compensate us for our actual or anticipated losses.

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

2023 Form 10-K

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

2023 Form 10-K

Fair value changes for our investment in equity securities, lower yields of our short-term investments or lower returns of our future long-term bank deposits and notes may adversely affect our financial condition and results of operations.

We may invest in equity securities from time to time. In September 2018, we invested in the equity securities of Meituan Dianping, the fair value of which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our consolidated statements of income. We recorded a pre-tax loss $50 million, $27 million and $38 million for the year ended 2023, 2022 and 2021, respectively. We also invest in short-term investments, such as time deposits, and long-term bank deposits and notes. Our short-term investments and long-term bank deposits and notes as of December 31, 2023 amounted to $1,472 million and $1,265 million, respectively. We cannot guarantee that our investment in equity securities will not experience fair value losses, which may adversely affect our period-to-period earnings, financial condition and results of operations. In addition, our short-term investments may earn yields lower than anticipated, and our future long-term bank deposits and notes return may decline due to lower interest rates. Failures to realize the benefits we expected from these investments may adversely affect our financial results.

Our operating results may be adversely affected by our investment in equity method investees.

We apply the equity method to account for the investments in equity method investees over which we have significant influence but do not control. Our share of the earnings or losses and share of changes in other comprehensive income or losses of these equity method investees are included in net income in our consolidated statements of income and other comprehensive income or losses, respectively. Even if there is no cash flow from equity method investees until dividends are received, the performance of equity method investees may affect our results of operations through our equity method accounting. In addition, we evaluate our investments in equity method investees for impairment whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary. In addition, when we acquire additional equity interest in equity method investees to obtain control, it may result in gain or loss from re-measurement of our previously held equity interest and thus have a significant impact on our operating results.

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

The Chinese economy, markets and levels of consumer spending are influenced by many factors beyond our control, including current and future economic conditions, political uncertainty, unemployment rates, inflation, fluctuations in the level of disposable income, taxation, foreign exchange administration, and changes in interest and currency exchange rates. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, foreign exchange administration and fiscal measures and allocation of resources. Although the Chinese government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the restructuring of state assets and state-owned enterprises, and the establishment of improved corporate governance in business enterprises, a significant portion of productive assets in China is still owned or controlled by the Chinese government. The Chinese government also exercises control or influence over Chinese economic growth through allocating resources, administrating payment of foreign currency-denominated obligations, setting monetary and fiscal policies, regulating financial services and institutions and providing differentiated treatment to particular industries or companies.

2023 Form 10-K

While the Chinese economy has experienced significant growth in recent decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy but may also have a negative effect on us. Our results of operations and financial condition could be materially and adversely affected by government administration on capital investments or changes in tax regulations that are applicable to us. In addition, the Chinese government has implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China. Since 2012, Chinese economic growth has slowed and any prolonged slowdown in the Chinese economy may reduce the demand for our products and adversely affect our business, results of operations and financial condition. Restaurant dining, and specifically casual dining, is discretionary for customers and tends to be higher during periods in which favorable economic conditions prevail. Customers’ tendency to become more cost-conscious as a result of an economic slowdown or decreases in disposable income may reduce our customer traffic or average revenue per customer, which may adversely affect our revenues.

The interpretation and enforcement of Chinese laws, rules and regulations may change from time to time, which could have a material adverse effect on us.

Substantially all of our operations are conducted in China, and are governed by Chinese laws, rules and regulations. Our subsidiaries are subject to laws, rules and regulations applicable to foreign investment in China. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which legal cases may be cited for reference but have limited value as precedents. In the late 1970s, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly increased the protections afforded to various forms of foreign or private-sector investment in China. However, since these laws and regulations are relatively new and the Chinese legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are subject to changes from time to time.

From time to time, we may have to resort to administrative and court proceedings to interpret and/or enforce our legal rights. However, since Chinese administrative and court authorities have discretion within their scope of authority in interpreting and implementing statutory and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings, and the level of legal protection we enjoy. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

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

Inspections of other auditors conducted by the PCAOB outside of China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The previous lack of PCAOB inspections of audit work undertaken in China prevented the PCAOB from evaluating our auditor’s audits and its quality control procedures. Without the benefit of PCAOB inspections, stockholders may lose confidence in our reported financial information and procedures and the quality of our financial statements. Additionally, pursuant to the HFCAA and related legislation, a company whose auditor is unable to be inspected for two consecutive years may have its securities delisted from the U.S. national securities exchanges.

2023 Form 10-K

In 2022, the PCAOB announced that it signed a Statement of Protocol with the CSRC and the Ministry of Finance, which it described as the first step toward opening access for the PCAOB to inspect and investigate completely registered public accounting firms in mainland China and Hong Kong and subsequently vacated its 2021 determination that the positions taken by authorities in mainland China and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions.

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

During 2020, political tensions between the United States and China escalated, with a number of actions taken by the U.S. government in response to perceived threats from Chinese-connected entities, such as the Clean Network program announced on August 5, 2020 to protect U.S. telecommunication and technology infrastructure, and the two executive orders issued by former President Trump on August 6, 2020 to ban any person or property subject to the jurisdiction of the United States from any transaction with ByteDance and from any transaction related to WeChat by any person or with respect to any property subject to the jurisdiction of the United States, to the extent that any such transaction is identified by the Secretary of Commerce as being subject to the prohibitions stated in the executive orders. In addition, on January 5, 2021, former President Trump signed an executive order banning transactions by any person, or with respect to any property, subject to the jurisdiction of the United States with persons that develop or control the following Chinese-connected software applications: Alipay, CamScanner, QQ Wallet, SHAREit, Tencent QQ, VMate, WeChat Pay, and WPS Office, some of which are critical to the operation of our business. These executive orders were revoked on June 9, 2021 by President Biden, who then signed an executive order directing the Department of Commerce to launch a national security review of apps with links to foreign adversaries (which is defined to include China) and issue recommendations for regulatory and legislative action to address the associated risks. Digital ordering, including delivery, mobile orders and kiosk orders, accounted for approximately 89% of total Company sales in 2023, and digital payments, including mobile payments, accounted for approximately 99% of Yum China Company sales in 2023. As a result, the implementation of this executive order could adversely affect our business in a material way.

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

2023 Form 10-K

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

Few hedging options are available in China to reduce our exposure to exchange rate fluctuations. In addition, our currency exchange loss may be magnified by Chinese exchange administration regulations that restrict our ability to convert RMB into foreign currency. As a result, fluctuations in exchange rates and regulations on exchange may have a material adverse effect on your investment.

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

2023 Form 10-K

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

The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of both foreign currency and RMB out of mainland China. Under our current corporate structure as a Delaware holding company, our income is primarily derived from the earnings from our Chinese subsidiaries. Substantially all revenues of our Chinese subsidiaries are denominated in RMB. Shortages in the availability of foreign currency and administration on payments out of mainland China may restrict the ability of our Chinese subsidiaries to remit sufficient foreign currency and/or RMB to pay dividends or to make other payments to us, or otherwise to satisfy their obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, license fee payments and expenditures from trade-related transactions, generally can be made in foreign currencies or RMB without prior approval from SAFE and the PBOC by complying with certain procedural requirements. However, for any Chinese company, dividends can be declared and paid only out of the retained earnings of that company under Chinese laws. Furthermore, approval from SAFE or its local branch may be required where RMB are to be converted into foreign currencies, and approval from SAFE and the PBOC or their branches may be required where foreign currency and/or RMB are to be remitted out of mainland China. Specifically, under the existing restrictions, without a prior approval from SAFE and the PBOC, cash generated from the operations of our subsidiaries in China may not be used to pay dividends to Yum China, pay the license fee to YUM, pay employees who are located outside mainland China, pay off debt owed by our subsidiaries to entities outside mainland China, or make capital expenditures outside mainland China.

The Chinese government may also at its discretion restrict access in the future to foreign currencies or further restrict payments of foreign currency and RMB out of mainland China. If the foreign exchange administration system prevents us from obtaining sufficient foreign currency to satisfy our currency demands or restricts us from paying the license fee to YUM, we may not be able to pay dividends to our stockholders, fulfill our license fee payment obligation, pay out service fees to vendors and repay our indebtedness when due, and, to the extent we undertake such activities, to make investments or acquisitions outside China.

Furthermore, because repatriation of funds and payment of license fees may require the prior approval of SAFE and PBOC, such repatriation and payment could be delayed, restricted or limited. There can be no assurance that the rules and regulations pursuant to which SAFE and PBOC grant or deny approvals will not change in a way that adversely affects the ability of our Chinese subsidiaries to repatriate funds out of mainland China or pay license fees. Any such limitation could materially and adversely affect our ability to pay dividends or otherwise fund and conduct our business.

Changes in the laws and regulations of China or noncompliance with applicable laws and regulations may have a significant impact on our business, results of operations and financial condition, and may cause the value of our securities to decline.

Our business and operations are subject to the laws and regulations of China, which continue to evolve and are subject to change from time to time. The Chinese government may intervene or influence our operations, which could result in a material change in our operations. Recently, the Chinese government has increased its regulatory focus on matters including anti-monopoly and unfair competition rules, cybersecurity and regulation of variable interest entities and has initiated various regulatory actions, statements and enforcement proceedings to regulate business operations in China with little advance notice.

2023 Form 10-K

For example, Chinese regulators, including the CAC, have been increasingly focused on regulation in the areas of data security and data protection, and are enhancing the protection of privacy and data security by rulemaking and enforcement actions at central and local levels. We expect that these areas will receive greater and continued attention from regulators and the public going forward, which could increase our compliance costs and subject us to heightened risks and challenges associated with data security and protection. For more information regarding risks relating to cybersecurity and related regulation, see “—The PRC government has significant oversight and discretion to exert supervision over offerings of our securities conducted outside of China and foreign investment in China-based issuers, and may limit or completely hinder our ability to offer securities to investors, which may cause the value of such securities to significantly decline” and “—Risks Related to Our Business and Industry—Unauthorized access to, or improper use, disclosure, theft or destruction of, our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf could result in substantial costs, expose us to litigation and damage our reputation.”

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

Additionally, on January 9, 2021, MOFCOM issued the Rules on Blocking Improper Extraterritorial Application of Foreign Legislation and Other Measures (the “Blocking Rules”), which established a blocking regime in China to counter the impact of foreign sanctions on Chinese persons. The Blocking Rules have become effective upon issuance, but have only established a framework of implementation, and the rules’ effects will remain unclear until the Chinese government provides clarity on the specific types of extraterritorial measures to which the rules will apply. At this time, we do not know the extent to which the Blocking Rules will impact our operations.

The continuation of our operations also depends upon compliance with, among other things, applicable Chinese environmental, health, safety, labor, social security, pension and other laws and regulations. There is no assurance that we will be able to comply fully with existing or future applicable laws and regulations. In addition, the interpretations of many laws and regulations and enforcement of these laws and regulations may change from time to time. Changing legal and regulatory requirements could force us to make material changes to our operations. Additionally, failure to comply with such laws and regulations could result in fines, penalties or lawsuits. In such an event, our business, results of operations and financial condition may be adversely affected, which could cause the value of our securities to decline.

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

The laws, rules and regulations applicable to our Chinese subsidiaries permit payments of dividends only out of their accumulated profits, if any, determined in accordance with applicable Chinese accounting standards and regulations. In addition, under Chinese laws, an enterprise incorporated in China is required to set aside at least 10% of its after-tax profits each year, after making up previous years’ accumulated losses, if any, to fund certain statutory reserve funds, until the aggregate amount of such a fund reaches 50% of its registered capital. As a result, our Chinese subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. At the discretion of the board of directors, as an enterprise incorporated in China, each of our Chinese subsidiaries may allocate a portion of its after-tax profits based on Chinese accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends. Any limitation on the ability of our Chinese subsidiaries to pay dividends or make other distributions to us could limit our ability to make investments or acquisitions outside of China that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

2023 Form 10-K

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

2023 Form 10-K

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

2023 Form 10-K

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
•
exercise effective control over its consolidated affiliated entities; and
•
hold an exclusive option to purchase all or part of the equity interests in its consolidated affiliated entities when and to the extent permitted by Chinese laws.

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

In addition, the interpretation and application of current Chinese laws, rules and regulations related to VIE structure may change from time to time. It is also uncertain whether any new Chinese laws, rules or regulations relating to VIE structure will be adopted, or if adopted, what their implications would be on Daojia. If the VIE structure is found to be in violation of any existing or future Chinese laws, rules or regulations, the relevant PRC regulatory bodies would have discretion within their scope of authority to take action in dealing with these violations, including revoking the business and operating licenses of Daojia’s consolidated affiliated entities, requiring Daojia to restructure its operations or taking other regulatory or enforcement actions against Daojia. The contractual arrangements may also be (i) disregarded by the PRC tax authorities and result in increased tax liabilities; or (ii) found by Chinese government authorities, courts or arbitral tribunals to be unenforceable. Any of the foregoing could result in a material adverse effect on Daojia’s business operations.

2023 Form 10-K

Certain defects caused by non-registration of our lease agreements related to certain properties occupied by us in China may materially and adversely affect our ability to use such properties.

As of December 31, 2023, we leased over 12,500 properties in China, and to our knowledge, the lessors of most properties leased by us, most of which are used as premises for our restaurants, had not registered the lease agreements with government authorities in China.

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

Pursuant to SAFE Circular 37, China residents who participate in share incentive plans in overseas non-publicly listed companies may submit applications to SAFE or its local branches for foreign exchange registration with respect to offshore special purpose companies. We and our directors, executive officers and other employees who are Chinese citizens or who have resided in China for a continuous period of not less than one year and who have been granted restricted shares, restricted stock units (“RSUs”), PSUs, stock appreciation rights (“SARs”), or stock options (collectively, the “share-based awards”) are subject to the Notice on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly Listed Company, issued by SAFE in February 2012, according to which, employees, directors, supervisors and other management members participating in any stock incentive plan of an overseas publicly-listed company who are Chinese citizens or who are non-Chinese citizens residing in China for a continuous period of not less than one year, subject to limited exceptions, are required to register with SAFE through a domestic qualified agent, which could be a Chinese subsidiary of such overseas listed company, and complete certain other procedures. Failure to complete SAFE registrations may result in fines and legal sanctions and may also limit our ability to make payments under our equity incentive plans or receive dividends or sales proceeds related thereto, or our ability to contribute additional capital into our wholly-foreign owned enterprises in China and limit our wholly-foreign owned enterprises’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional equity incentive plans for our directors and employees under Chinese laws.

2023 Form 10-K

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

In late 2012, the SEC commenced administrative proceedings under Rule 102(e) of its Rules of Practice and also under the Sarbanes-Oxley Act of 2002 against the Chinese member firms of the “big four” accounting firms, including our independent registered public accounting firm. The Rule 102(e) proceedings initiated by the SEC relate to the failure of these firms to produce certain documents, including audit work papers, in response to a request from the SEC pursuant to Section 106 of the Sarbanes-Oxley Act of 2002. The auditors located in China claim they are not in a position lawfully to produce such documents directly to the SEC because of restrictions under Chinese laws and specific directives issued by the CSRC. The issues raised by the proceedings are not specific to our auditor or to us, but potentially affect equally all PCAOB-registered audit firms based in China and all businesses based in China (or with substantial operations in China) with securities listed in the United States. In addition, auditors based outside of China are subject to similar restrictions under Chinese laws and CSRC directives in respect of audit work that is carried out in China which supports the audit opinions issued on financial statements of entities with substantial China operations.

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

2023 Form 10-K

Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental administration of currency conversion may restrict or prevent us from making loans or additional capital contributions to our Chinese subsidiaries, which may materially and adversely affect our liquidity and our ability to fund and expand our business.

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

Most of these uses are subject to Chinese regulations and approvals. For example, loans by us to our wholly-owned Chinese subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterparts of SAFE. If we decide to finance our wholly-owned Chinese subsidiaries by means of capital contributions, in practice, we might be still required to obtain approval from the MOFCOM or other regulatory authorities.

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

Under the PRC Anti-monopoly Law, companies undertaking certain investments and acquisitions relating to businesses in China must notify the anti-monopoly enforcement agency in advance of any transactions which are deemed a concentration and where the parties’ revenues in the China market exceed certain thresholds as stipulated in the Provisions of the State Council on the Thresholds for Declaring Concentration of Business Operators. Furthermore, where, although a concentration of undertakings does not reach the threshold of notification prescribed by the State Council, the anti-monopoly agency may still require the undertakings to notify the concentration if there is evidence proving that the concentration of undertakings has or may have the effect of eliminating or restricting competition. In addition, on August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the State-Owned Assets Supervision and Administration Commission, the STA, the State Administration for Industry and Commerce of the People's Republic of China, the CSRC and the SAFE, jointly adopted the Provisions of the Ministry of Commerce on M&A of a Domestic Enterprise by Foreign Investors (“M&A Rules”), which came into effect on September 8, 2006 and was amended on June 22, 2009. Under the M&A Rules, the approval of MOFCOM must be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire domestic companies affiliated with PRC enterprises or residents. Applicable Chinese laws, rules and regulations also require certain merger and acquisition transactions to be subject to security review.

2023 Form 10-K

Due to the level of our revenues, our proposed acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB800 million in the year prior to any proposed acquisition would be subject to the State Administration for Market Regulation (“SAMR”) merger control review. As a result of our size, many of the transactions we may undertake could be subject to SAMR merger review. Complying with the requirements of the relevant regulations to complete these transactions could be time consuming, and any required approval processes, including approval from SAMR, may be uncertain and could delay or inhibit our ability to complete these transactions, which could affect our ability to expand our business maintain our market share or otherwise achieve the goals of our acquisition strategy.

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

The PRC government has significant oversight and discretion to exert supervision over offerings of our securities conducted outside of China and foreign investment in China-based issuers, and may limit or completely hinder our ability to offer securities to investors, which may cause the value of such securities to significantly decline.

The PRC government has recently sought to exert more oversight and supervision over securities offerings and other capital markets activities that are conducted outside of China and over foreign investment in China-based companies. For example, on July 6, 2021, the relevant PRC government authorities made public the Opinions on Intensifying Crack Down on Illegal Securities Activities. These opinions called for enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies, and proposed measures such as the construction of regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. On February 17, 2023 the CSRC issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”) and five supporting guidelines which became effective on March 31, 2023. Pursuant to the Trial Administrative Measures, we are required to file with the CSRC within three business days upon completion of any subsequent securities offering in the overseas markets where our securities are currently listed on. Failure to perform our filing obligations may result in penalties imposed on the Company and responsible officers. In addition, we shall report to the CSRC upon occurrence of certain material events, including change of control, investigations or sanctions imposed by overseas securities regulatory authorities, change of listing status or transfer of listing segment, and voluntary or mandatory delisting.

On February 24, 2023, the CSRC and other PRC governmental authorities jointly issued the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Confidentiality Provisions”), which came into effect on March 31, 2023. The Confidentiality Provisions outline obligations of issuers listed in overseas markets with operations in China when they provide information involving state secrets or sensitive information to their securities service providers (e.g., auditors) and overseas regulators. In addition, under the Confidentiality Provisions, such issuers are also required to obtain approval from the CSRC and other PRC authorities before accepting any investigation or inspection by overseas regulators. As the Confidentiality Provisions were recently promulgated, there are uncertainties with respect to their interpretation and implementation.

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

2023 Form 10-K

If the CSRC, CAC or other PRC governmental authorities later promulgate new rules or interpretations requiring that we obtain their approvals for future offerings or listings outside of mainland China or for foreign investments in our securities, we may be unable to obtain such approvals in a timely manner, or at all. Any such circumstance could significantly or completely limit our ability to raise capital through securities offerings, hinder our ability to execute strategic plans in a timely manner or at all, and could cause the value of our securities to significantly decline.

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

2023 Form 10-K

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

2023 Form 10-K

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

We intend to retain a significant portion of our earnings to finance the operation, development and growth of our business. Our Board of Directors commenced a quarterly cash dividend in October 2017, which was temporarily suspended during part of 2020 due to the impacts of the COVID-19 pandemic. Any future determination to declare and pay cash dividends will be at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, actual or anticipated cash requirements, tax considerations, contractual or regulatory restrictions and such other factors as our Board of Directors deems relevant. Our Board of Directors has also authorized a $3.4 billion share repurchase program (including its most recent increase in authorization on November 2, 2023), which was temporarily suspended during part of 2020 and 2021 due to the impacts of the COVID-19 pandemic. Repurchases under the program will be at the discretion of management and we cannot guarantee the timing or amount of any share repurchases. For more information, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

2023 Form 10-K

The interests of Primavera may differ from the interests of other holders of Company common stock.

In connection with the separation and distribution, Pollos Investment L.P., an affiliate of Primavera Capital Group (“Primavera”) acquired approximately 16 million shares of Yum China common stock. The interests of Primavera may differ from those of other holders of Company common stock in material respects. For example, Primavera may have an interest in pursuing acquisitions, divestitures, financings or other transactions that could enhance their respective equity portfolios, even though such transactions might involve risks to holders of Company common stock. Primavera may, from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of the Company’s business or are suppliers or customers of the Company. Additionally, Primavera may determine that the disposition of some or all of their interests in the Company would be beneficial to Primavera at a time when such disposition could be detrimental to the other holders of Company common stock.

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

2023 Form 10-K

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

2023 Form 10-K

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

•
actual or anticipated fluctuations in our results of operations;
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

2023 Form 10-K

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Information technology systems, including our mobile or online platforms, mobile payment and ordering systems, loyalty programs and various other online processes and functions, are critical to our business and operations. The Company faces risks associated with cybersecurity, including operational interruptions, financial losses, personal information leakage and non-compliance risks. For additional details on risks from cybersecurity threats, please refer to “Item 1A. Risk Factors — The occurrence of security breaches and cyber-attacks could negatively impact our business.” and “—Unauthorized access to, or improper use, disclosure, theft or destruction of, our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information technology systems or by third parties on our behalf could result in substantial costs, expose us to litigation and damage our reputation.”

Our information technology systems are protected through technological safeguards and management measures. We detect, identify, assess and mitigate cybersecurity risks by adopting standard risk management methodologies, which are developed based on the international cybersecurity management system standard ISO 27001 as well as the asset-oriented risk assessment framework. To minimize potential impact on business operations in the event of a cybersecurity incident, we have formulated, and regularly tested, our incident response plan. We also established a framework for data security and personal information protection, including measures to prevent data loss and detect and block abnormal accounts and activities, as well as systems and processes to prevent, detect and mitigate vulnerabilities. Our employees participate in regular cybersecurity training to enhance their awareness of cybersecurity risks. We engage in the periodic assessment of these processes and practices that are designed to address cybersecurity threats and incidents.

We regularly engage external consultants to assess and independently verify our cybersecurity risk management, striving for continuous optimization of our cybersecurity policies, cybersecurity risk management processes, and technical measures. These engagements assist us in ensuring our cybersecurity management practices and technical measures comply with applicable laws, regulations, industry standards and the Company’s policies. The Company has maintained ISO/IEC 27001:2013 certification since 2018 for certain online business.

We have established processes designed to manage cybersecurity threats associated with the use of third-party service providers. These processes include security evaluations before third-parties' admission, ongoing oversight and assessment of their security status, and adopting necessary security measures at termination of services.

Our Board of Directors maintains overall responsibility for overseeing the Company’s risk management framework, and cybersecurity represents an important component of the Company’s overall risk management framework. The Board regularly reviews risks that may be material to the Company. The Audit Committee assists the Board in the oversight of cybersecurity and other technology risks. Through receiving regular reports from the Chief Technology Officer ("CTO") and the Chief Legal Officer, the Audit Committee discusses with management cybersecurity risk mitigation and incident management, and reviews management reports regarding the Company’s cybersecurity governance processes, incident response system and applicable cybersecurity laws, regulations and standards, status of projects to strengthen internal cybersecurity management, the evolving threat environment, vulnerability assessments, specific cybersecurity incidents and management’s efforts to monitor, detect and prevent cybersecurity threats. On top of that, significant cybersecurity incidents will be immediately reported to the Board in accordance with the Company’s incident response plan.

Yum China Compliance Oversight Committee (the "Compliance Committee"), primarily comprised of leaders and representatives from our information technology, supply chain, legal, finance, HR and public affairs functions, as well as internal audit group, is responsible for assisting the Board and Audit Committee in overseeing the Company’s cybersecurity risks. The Compliance Committee meets regularly to discuss legal and regulatory developments on cybersecurity, assess the Company's emerging cybersecurity risks and mitigation plans, and determine strategy to promote cybersecurity compliance. Through ongoing communications, the Compliance Committee is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents. Our CTO, as a member of the Compliance Committee, served various positions in the Company’s information technology department for more than 20 years and began leading the department in 2017.

2023 Form 10-K

To its knowledge, the Company has not experienced a material cybersecurity breach within the last three years, nor identified any risks from cybersecurity threats that have materially affected us, including our business strategy, results of operations or financial condition. The Company maintains cybersecurity insurance as part of its overall insurance programs.

Item 2. Properties.

As of year-end 2023, the Company had 12,648 Company-owned units in China. Of these Company-owned units, 12,589 units were leased properties and 59 units were owned properties. The leased Company-owned units are further detailed as follows:

•
KFC leased properties for 9,194 units.

•
Pizza Hut leased properties for 3,140 units.

•
Other restaurant concepts leased properties for 255 units.

Company-owned restaurants in China are generally leased for initial terms of 10 to 20 years and generally do not have renewal options.

We also lease our corporate headquarters in Shanghai and Dallas, Texas in the U.S., and regional offices and an innovation center in China, and own building, land use rights, or both for 14 non-store properties, which primarily include logistics centers, seasoning facilities and office buildings for Little Sheep and Huang Ji Huang. We sublease over 150 properties to franchisees and other third parties. Additional information about the Company’s leased properties is included in Note 11 to the Consolidated Financial Statements in Part II, Item 8. We believe that our properties are generally in good operating condition and are suitable for the purposes for which they are being used.

Item 3. Legal Proceedings.

We are subject to various lawsuits covering a variety of allegations from time to time. We believe that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows. Matters faced by the Company from time to time include, but are not limited to, claims from landlords, employees, guests and others related to operational, contractual or employment issues. We are not involved in any material legal proceedings as of December 31, 2023.

Item 4. Mine Safety Disclosures.

Not applicable.

2023 Form 10-K

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

As of February 22, 2024, there were 34,506 holders of record of Yum China’s common stock. The number of registered holders does not include holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividends and Share Repurchases

We intend to retain a significant portion of our earnings to finance the operation, development and growth of our business. We have paid a quarterly cash dividend on Yum China common stock since the fourth quarter of 2017, except for the second and third quarter of 2020 due to the unprecedented effects of the COVID-19 pandemic. In 2023, the Company declared and paid a quarterly cash dividend of $0.13 per share. Our Board of Directors declared an increase in the cash dividend to $0.16 per share on Yum China’s common stock in February 2024. Any determination to declare and pay future cash dividends will be at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, actual or anticipated cash requirements, contractual or regulatory restrictions, tax considerations and such other factors as our Board of Directors deems relevant.

In addition, our ability to declare and pay any dividends on our stock may be restricted by earnings available for distribution under applicable Chinese laws. The laws, rules and regulations applicable to our Chinese subsidiaries permit payments of dividends only out of their accumulated profits, if any, determined in accordance with applicable Chinese accounting standards and regulations. Under Chinese laws, an enterprise incorporated in China is required to set aside at least 10% of its after-tax profits each year, after making up previous years’ accumulated losses, if any, to fund certain statutory reserve funds, until the aggregate amount of such a fund reaches 50% of its registered capital. As a result, our Chinese subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. At the discretion of the board of directors, as an enterprise incorporated in China, each of our Chinese subsidiaries may allocate a portion of its after-tax profits based on Chinese accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

2023 Form 10-K

Our Board of Directors has authorized an aggregate of $3.4 billion for our share repurchase program, including its most recent increase in authorization on November 2, 2023. Yum China may repurchase shares under this program from time to time in the open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. The following table provides information, as of December 31, 2023, with respect to shares of common stock repurchased by Yum China under the authorization during the quarter then ended:

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (millions)

10/1/23-10/31/23	601	$53.24	601	$838
11/1/23-11/30/23	5,519	$44.84	5,519	$1,590
12/1/23-12/31/23	1,369	$41.23	1,369	$1,534

Cumulative total	7,489	$44.86	7,489	$1,534

Stock Performance Graph

This graph compares the cumulative total return of our common stock from December 31, 2018 through December 31, 2023 with the comparable cumulative total return of the S&P China BMI, MSCI Asia APEX 50, MSCI China Index and MSCI China Consumer Discretionary Index. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2018 and that all dividends were reinvested. We selected the S&P China BMI and MSCI Asia APEX 50 for comparison, as YUMC is an index member of both of these indices. We selected MSCI China Index, as our relative total shareholder return against this index is one of the measures to determine the payout of certain PSU awards. We also selected MSCI China Consumer Discretionary Index, an industry index which includes listed companies in the restaurant industry and other related sectors.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
YUMC	$100	$145	$173	$152	$169	$132
S&P China BMI	$100	$122	$159	$128	$100	$90
MSCI Asia APEX 50	$100	$126	$169	$150	$114	$122
MSCI China	$100	$123	$159	$125	$98	$87
MSCI China Consumer Discretionary	$100	$152	$227	$147	$113	$96

Item 6. [RESERVED].

2023 Form 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the Consolidated Financial Statements in Item 8, the “Forward-Looking Statements” section at the beginning of this Form 10-K and the “Risk Factors” section set forth in Item 1A.

All Note references in this MD&A refer to the Notes to the Consolidated Financial Statements included in Item 8. of this Form 10-K. Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding. Throughout this Form 10-K when we refer to the “financial statements,” we are referring to the “Consolidated Financial Statements,” unless the context indicates otherwise. This MD&A includes a discussion of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of our operating results for the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

Yum China Holdings, Inc. is the largest restaurant company in China in terms of 2023 system sales, with $11 billion of revenues in 2023 and 14,644 restaurants as of year-end 2023. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Lavazza, Huang Ji Huang, Little Sheep and Taco Bell. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, (excluding Hong Kong, Macau and Taiwan), and own the intellectual property of the Little Sheep and Huang Ji Huang concepts outright. We also established a joint venture with Lavazza Group, the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee concept in China. KFC was the first major global restaurant brand to enter China in 1987. With more than 35 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of 2023 system sales, with 14,644 restaurants covering over 2,000 cities primarily in China as of December 31, 2023. We believe that there are significant opportunities to further expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of December 31, 2023, KFC operated 10,296 restaurants in more than 2,000 cities across China. KFC primarily competes with western QSR brands in China, such as McDonald’s, Dicos and Burger King, among which we believe KFC had an approximate two-to-one lead over its nearest competitor in terms of store count as of the end of 2023.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of December 31, 2023, Pizza Hut operated 3,312 restaurants in over 700 cities. Measured by number of restaurants, we believe Pizza Hut had an approximate four-to-one lead over its nearest western CDR competitor in China as of the end of 2023.

We have two reportable segments: KFC and Pizza Hut. Our non-reportable operating segments, including the operations of Lavazza, Huang Ji Huang, Little Sheep and Taco Bell (and for 2022, also including COFFii & JOY and East Dawning), our delivery operating segment and our e-commerce business, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. The Company decided to wind down the operations of the East Dawning brand in 2021, and closed all stores by March 2022. In addition, the Company decided to wind down the operations of COFFii & JOY and closed all stores in 2022. The Company will leverage its experience in COFFii & JOY to better capture growing coffee market opportunities in China. Additional details on our reportable operating segments are included in Note 17.

2023 Form 10-K

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including metrics that management uses to assess the Company’s performance. Throughout this MD&A, we discuss the following performance metrics:

•
Certain performance metrics and non-GAAP measures are presented excluding the impact of foreign currency translation (“F/X”). These amounts are derived by translating current year results at prior year average exchange rates. We believe the elimination of the F/X impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.
•
System sales growth reflects the results of all restaurants regardless of ownership, including Company-owned and franchise restaurants, except for sales from non-Company-owned restaurants for which we do not receive a sales-based royalty. Sales of franchise restaurants typically generate ongoing franchise fees for the Company at an average rate of approximately 6% of system sales. Franchise restaurant sales are not included in Company sales in the Consolidated Statements of Income; however, the franchise fees are included in the Company’s revenues. We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.
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
•
Company sales represent revenues from Company-owned restaurants. Within the analysis of Company sales, Total revenue and Restaurant profit, store portfolio actions represent the net impact from new-unit openings, acquisitions, refranchising and store closures. Net new unit contribution represents net revenue growth primarily from store portfolio actions excluding temporary store closures. Other primarily represents the impact of same-store sales as well as the impact of changes in restaurant operating costs such as inflation/deflation.

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago. Refer to Item 1. Business for a discussion of the seasonality of our operations. The Company has two reportable segments: KFC and Pizza Hut. Our non-reportable operating segments, including the operations of Lavazza, Huang Ji Huang, Little Sheep and Taco Bell (and for 2022, also including COFFii & JOY and East Dawning), our delivery operating segment and our e-commerce business, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Additional details on our reportable operating segments are included in Note 17.

From 2020 to 2022, the COVID-19 pandemic significantly impacted the Company’s operations and financial results and caused significant volatility in our operations. In 2023, the Company captured opportunities emerging from China’s reopening and drove significant revenue, operating profit and net income growth.

In 2023, the Company’s total revenues increased 15%, or 21% excluding $589 million F/X impact, mainly attributable to 9% of net new unit contribution, same-store sales growth of 7% and 6% at KFC and Pizza Hut, respectively, and reduced temporary store closures due to lapping of the impact of the COVID-19 pandemic in 2022. Operating profit increased 76%, or 86% excluding $61 million F/X impact, primarily driven by the increase in Company sales and favorable commodity prices, partially offset by increased value promotions, lower temporary relief and wage inflation in the low single digits. Net income for 2023 increased 87%, or 97% excluding $46 million F/X impact, mainly due to the increase in Operating profit and higher interest income, net of higher income tax expenses in line with the increase in pre-tax income.

2023 Form 10-K

2023 financial highlights are below:

			%/ppts Change
	2023	2022	Reported	Ex F/X
System Sales Growth(a) (%)	21	(5)	NM	NM
Same-Store Sales Growth(a) (%)	7	(7)	NM	NM
Operating Profit	1,106	629	+76	+86
Adjusted Operating Profit(b)	1,121	633	+77	+87
Core Operating Profit(b)	1,121	627	NM	+79
Net Income	827	442	+87	+97
Adjusted Net Income(b)	842	446	+89	+99
Diluted Earnings Per Common Share	1.97	1.04	+89	+100
Adjusted Diluted Earnings Per Common Share(b)	2.00	1.05	+90	+101
(a)
System Sales and Same-Store Sales growth percentages as shown in 2023 financial highlights exclude the impact of F/X. Effective January 1, 2018, temporary store closures are normalized in the same-store sales calculation by excluding the period during which stores are temporarily closed.
(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

The Consolidated Results of Operations for the years ended December 31, 2023 and 2022 and other data are presented below:

			% B/(W)(a)
	2023	2022	Reported		Ex F/X
Company sales	$10,391	$9,110	14		20
Franchise fees and income	89	81	11		17
Revenues from transactions with franchisees	372	287	30		36
Other revenues	126	91	39		45
Total revenues	$10,978	$9,569	15		21
Company restaurant expenses	$8,701	$7,829	(11)		(17)
Operating Profit	$1,106	$629	76		86
Interest income, net	169	84	101		103
Investment loss	(49)	(26)	(91)		(91)
Income tax provision	(329)	(207)	(59)		(66)
Equity in net earnings (losses) from equity method investments	4	(2)	NM		NM
Net Income – including noncontrolling interests	901	478	88		99
Net income – noncontrolling interests	74	36	(106)		(116)
Net Income – Yum China Holdings, Inc.	$827	$442	87		97
Diluted Earnings Per Common Share	$1.97	$1.04	89		100
Effective tax rate	26.9%	30.1%
Supplementary information – Non-GAAP Measures(b)
Restaurant profit	$1,690	$1,281	32		38
Restaurant margin %	16.3%	14.1%	2.2	ppts.	2.2	ppts.
Adjusted Operating Profit	$1,121	$633
Core Operating Profit	$1,121	$627
Adjusted Net Income – Yum China Holdings, Inc.	$842	$446
Adjusted Diluted Earnings Per Common Share	$2.00	$1.05
Adjusted Effective Tax Rate	26.5%	29.9%
Adjusted EBITDA	$1,611	$1,286

NM refers to not meaningful.

2023 Form 10-K

(a)
Represents year-over-year change in percentage.
(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

2023
% Change
System Sales Growth	14%
System Sales Growth, excluding F/X	21%
Same-Store Sales Growth	7%

Unit Count	2023	2022	% Increase
Company-owned	12,648	11,161	13
Franchisees	1,996	1,786	12
	14,644	12,947	13

Non-GAAP Measures

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides the following non-GAAP measures:

•
Measures adjusted for Special Items, which include Adjusted Operating Profit, Adjusted Net Income, Adjusted Earnings Per Common Share ("EPS"), Adjusted Effective Tax Rate and Adjusted EBITDA;
•
Company Restaurant Profit ("Restaurant profit") and Restaurant margin;
•
Core Operating Profit that excludes Special Items, and further adjusted for Items Affecting Comparability and the impact of F/X;

These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of these non-GAAP measures provides additional information to investors to facilitate the comparison of past and present results, excluding those items that the Company does not believe are indicative of our core operations.

With respect to non-GAAP measures adjusted for Special Items, the Company excludes impact from Special Items for the purpose of evaluating performance internally and uses them as factors in determining compensation for certain employees. Special Items are not included in any of our segment results.

Adjusted EBITDA is defined as net income including noncontrolling interests adjusted for equity in net earnings (losses) from equity method investments, income tax, interest income, net, investment gain or loss, depreciation and amortization, store impairment charges, and Special Items. Store impairment charges included as an adjustment item in Adjusted EBITDA primarily resulted from our semi-annual impairment evaluation of long-lived assets of individual restaurants, and additional impairment evaluation whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If these restaurant-level assets were not impaired, depreciation of the assets would have been recorded and included in EBITDA. Therefore, store impairment charges were a non-cash item similar to depreciation and amortization of our long-lived assets of restaurants. The Company believes that investors and analysts may find it useful in measuring operating performance without regard to such non-cash items.

Restaurant profit (“Restaurant profit”) is defined as Company sales less expenses incurred directly by our Company-owned restaurants in generating Company sales, including cost of food and paper, restaurant-level payroll and employee benefits, rent, depreciation and amortization of restaurant-level assets, advertising expenses, and other operating expenses. Company restaurant margin percentage is defined as Restaurant profit divided by Company sales. We also use Restaurant profit and Restaurant margin for the purposes of internally evaluating the performance of our Company-owned restaurants and we believe they provide useful information to investors as to the profitability of our Company-owned restaurants.

2023 Form 10-K

Core Operating Profit is defined as Operating Profit adjusted for Special Items, and further excluding Items Affecting Comparability and the impact of F/X. We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Items such as charges, gains and accounting changes, which are viewed by management as significantly impacting the current period or the comparable period, due to changes in policy or other external factors, or non-cash items pertaining to underlying activities that are different from or unrelated to our core operations, are generally considered “Items Affecting Comparability.” Examples of Items Affecting Comparability include, but are not limited to: temporary relief from landlords and government agencies; VAT deductions due to tax policy changes; and amortization of reacquired franchise rights recognized upon acquisitions. We believe presenting Core Operating Profit provides additional information to further enhance comparability of our operating results and we use this measure for purposes of evaluating the performance of our core operations.

The following table sets forth the reconciliations of the most directly comparable GAAP financial measures to the non-GAAP financial measures.

Non-GAAP Reconciliations	2023	2022

Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$1,106	$629
Special Items, Operating Profit	(15)	(4)
Adjusted Operating Profit	$1,121	$633
Reconciliation of Net Income to Adjusted Net Income
Net Income – Yum China Holdings, Inc.	$827	$442
Special Items, Net Income – Yum China Holdings, Inc.	(15)	(4)
Adjusted Net Income – Yum China Holdings, Inc.	$842	$446
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$1.99	$1.05
Special Items, Basic Earnings Per Common Share	(0.03)	(0.01)
Adjusted Basic Earnings Per Common Share	$2.02	$1.06
Diluted Earnings Per Common Share	$1.97	$1.04
Special Items, Diluted Earnings Per Common Share	(0.03)	(0.01)
Adjusted Diluted Earnings Per Common Share	$2.00	$1.05
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 16)	26.9%	30.1%
Impact on effective tax rate as a result of Special Items	0.4%	0.2%
Adjusted effective tax rate	26.5%	29.9%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below:

	2023	2022
Reconciliation of Net Income to Adjusted EBITDA
Net Income – Yum China Holdings, Inc.	$827	$442
Net income – noncontrolling interests	74	36
Equity in net (earnings) losses from equity method investments	(4)	2
Income tax provision	329	207
Interest income, net	(169)	(84)
Investment loss	49	26
Operating Profit	1,106	629
Special Items, Operating Profit	15	4
Adjusted Operating Profit	1,121	633
Depreciation and amortization	453	602
Store impairment charges	37	51
Adjusted EBITDA	$1,611	$1,286

2023 Form 10-K

Details of Special Items are presented below:

Details of Special Items	2023	2022
Share-based compensation expense for Partner PSU Awards(a)	$(15)	$(4)
Special Items, Operating Profit	(15)	(4)
Tax effect on Special Items(b)	—	—
Special Items, net income – including noncontrolling interests	(15)	(4)
Special Items, net income – noncontrolling interests	—	—
Special Items, Net Income – Yum China Holdings, Inc.	$(15)	$(4)
Weighted-average Diluted Shares Outstanding (in millions)	420	425
Special Items, Diluted Earnings Per Common Share	$(0.03)	$(0.01)
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
(b)
Tax effect was determined based upon the nature, as well as the jurisdiction, of each Special Item at the applicable tax rate.

Reconciliation of GAAP Operating Profit to Restaurant Profit

	2023
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,202	$142	$(31)	$(207)	$—	$1,106
Less:
Franchise fees and income	62	7	20	—	—	89
Revenues from transactions with franchisees	45	4	74	249	—	372
Other revenues	17	21	624	44	(580)	126
Add:
General and administrative expenses	263	118	43	214	—	638
Franchise expenses	31	4	1	—	—	36
Expenses for transactions with franchisees	39	4	67	246	—	356
Other operating costs and expenses	15	19	614	42	(578)	112
Closures and impairment expenses, net	12	8	9	—	—	29
Other expenses (income), net	2	—	—	(2)	—	—
Restaurant profit (loss)	$1,440	$263	$(15)	$—	$2	$1,690
Company sales	8,116	2,214	61	—	—	10,391
Restaurant margin %	17.7%	11.8%	(25.1)%	N/A	N/A	16.3%

2023 Form 10-K

	2022
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$787	$70	$(50)	$(178)	$—	$629
Less:
Franchise fees and income	56	7	18	—	—	81
Revenues from transactions with franchisees	33	4	39	211	—	287
Other revenues	10	10	563	42	(534)	91
Add:
General and administrative expenses	254	110	46	184	—	594
Franchise expenses	29	4	1	—	—	34
Expenses for transactions with franchisees	30	3	35	211	—	279
Other operating costs and expenses	7	8	557	39	(533)	78
Closures and impairment expenses, net	16	4	12	—	—	32
Other expenses (income), net	97	—	—	(3)	—	94
Restaurant profit (loss)	$1,121	$178	$(19)	$—	$1	$1,281
Company sales	7,120	1,939	51	—	—	9,110
Restaurant margin %	15.7%	9.2%	(37.6)%	N/A	N/A	14.1%

Reconciliation of GAAP Operating Profit to Core Operating Profit

	2023
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,202	$142	$(31)	$(207)	$—	$1,106
Special Items, Operating Profit	—	—	—	15	—	15
Adjusted Operating Profit	$1,202	$142	$(31)	$(192)	$—	$1,121
Items Affecting Comparability
Temporary relief from landlords(a)	(9)	(2)	—	—	—	(11)
Temporary relief from government agencies(b)	(5)	(2)	—	—	—	(7)
VAT deductions(c)	(36)	(6)	(2)	—	—	(44)
Amortization of reacquired franchise rights(d)	2	—	—	—	—	2
F/X impact	57	11	(2)	(6)	—	60
Core Operating Profit (Loss)	$1,211	$143	$(35)	$(198)	$—	$1,121

	2022
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$787	$70	$(50)	$(178)	$—	$629
Special Items, Operating Profit	—	—	—	4	—	4
Adjusted Operating Profit	$787	$70	$(50)	$(174)	$—	$633
Items Affecting Comparability
Temporary relief from landlords(a)	(32)	(6)	(1)	—	—	(39)
Temporary relief from government agencies(b)	(34)	(14)	—	—	—	(48)
VAT deductions(c)	(12)	(2)	(2)	—	—	(16)
Amortization of reacquired franchise rights(d)	97	—	—	—	—	97
F/X impact	—	—	—	—	—	—
Core Operating Profit (Loss)	$806	$48	$(53)	$(174)	$—	$627

Details of Items Affecting Comparability are presented below:

(a)
In relation to the effects of the COVID-19 pandemic, the Company was granted lease concessions from landlords. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. Such concessions were primarily recognized as a reduction of Occupancy and other operating expenses within Company restaurant expenses included in the Consolidated Statement of Income in the period the concession was granted. See Note 11 for additional information.

2023 Form 10-K

(b)
In relation to the effects of the COVID-19 pandemic, the government issued a policy in 2020 on reducing enterprise social security contribution, pursuant to which the Company recorded one-time relief of $33 million in 2022. In addition, this also includes government subsidies for employee benefits and providing training to employees, with higher amounts received during 2022 impacted by the COVID-19 pandemic. The temporary relief was primarily recognized as a reduction to Payroll and employee benefits within Company restaurant expenses included in the Consolidated Statement of Income. See Note 2 government subsidies for additional information.
(c)
Pursuant to the tax policy issued by relevant government authorities, general VAT taxpayers in certain industries that meet certain criteria are allowed to claim an additional 10% or 15% input VAT, which will be used to offset their VAT payables. This VAT policy was further extended to December 31, 2023 but the additional deduction was reduced to 5% or 10% respectively. VAT deductions were primarily recorded as a reduction to Food and paper and Occupancy and other operating expenses within Company restaurant expenses included in the Consolidated Statements of Income. Based on the information currently available to the Company, such preferential policy is not expected to be extended. See “Significant Known Events, Trends or Uncertainties Expected to Impact Future Results” session within MD&A for additional information on VAT deductions.
(d)
As a result of the acquisition of our previously unconsolidated joint ventures of Hangzhou KFC, Suzhou KFC and Wuxi KFC, $66 million, $61 million and $61 million of the purchase price were allocated to intangible assets related to reacquired franchise rights, respectively, which were amortized over the remaining franchise contract period of 1 year, 2.4 years and 5 years, respectively. The reacquired franchise rights were fully amortized as of March 31, 2023. The amortization was recorded in Other Expenses (Income), net included in the Consolidated Statements of Income. See Note 6 for additional information.

Segment Results

KFC

KFC delivered strong performance in 2023 by accelerating store expansion with attractive returns, achieving solid same-store sales growth and expanding profitability. KFC continued to focus on innovative products, creating abundant value for our customers, updating ingredients and tastes to meet Chinese consumers’ needs, as well as on introducing entry price point products. KFC also continued its digital and delivery initiatives to enhance the customer experience. KFC’s loyalty program members exceeded 440 million at year-end 2023 and contributed approximately 64% of system sales at KFC in 2023. Delivery sales accounted for approximately 36% of Company sales at KFC in 2023 with store and city coverage of 89% and 98%, respectively, at the end of 2023.

			% B/(W)
	2023	2022	Reported		Ex F/X
Company sales	$8,116	$7,120	14		20
Franchise fees and income	62	56	10		16
Revenues from transactions with franchisees	45	33	37		44
Other revenues	17	10	60		67
Total revenues	$8,240	$7,219	14		20
Company restaurant expenses	$6,676	$5,999	(11)		(17)
G&A expenses	$263	$254	(4)		(9)
Franchise expenses	$31	$29	(2)		(7)
Expenses for transactions with franchisees	$39	$30	(33)		(40)
Other operating costs and expenses	$15	$7	(91)		(98)
Closures and impairment expenses, net	$12	$16	28		25
Other expenses, net	$2	$97	98		98
Operating Profit	$1,202	$787	53		60
Restaurant profit	$1,440	$1,121	29		35
Restaurant margin %	17.7%	15.7%	2.0	ppts.	2.0	ppts.

2023
% Change
System Sales Growth	14%
System Sales Growth, excluding F/X	20%
Same-Store Sales Growth	7%

2023 Form 10-K

Unit Count	2023	2022	% Increase
Company-owned	9,237	8,214	12
Franchisees	1,059	880	20
	10,296	9,094	13

	2022	New Builds	Acquired	Closures	Refranchised	2023
Company-owned	8,214	1,246	2	(222)	(3)	9,237
Franchisees	880	193	(2)	(15)	3	1,059
Total	9,094	1,439	—	(237)	—	10,296

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

Income (Expense)	2022	Store Portfolio Actions	Other	F/X	2023
Company sales	$7,120	$902	$529	$(435)	$8,116
Cost of sales	(2,208)	(302)	(138)	136	(2,512)
Cost of labor	(1,797)	(219)	(153)	112	(2,057)
Occupancy and other operating expenses	(1,994)	(168)	(61)	116	(2,107)
Restaurant profit	$1,121	$213	$177	$(71)	$1,440

In 2023, the increase in Company sales, excluding the impact of F/X, was primarily driven by net unit growth, same-store sales growth and reduced temporary store closures. The increase in Restaurant profit, excluding the impact of F/X, was primarily driven by the increase in Company sales and favorable commodity prices, partially offset by increased value promotions, wage inflation in the mid-single digits and lower temporary relief.

Franchise Fees and Income/Revenues from Transactions with Franchisees

In 2023, the increase in Franchise fees and income and Revenues from transactions with franchisees, excluding the impact of F/X, was primarily driven by net unit growth and same-store sales growth.

G&A Expenses

In 2023, the increase in G&A expenses, excluding the impact of F/X, was primarily driven by higher compensation costs and higher travel expenses from the resumption of business travel.

Other Expenses, net

In 2023, the decrease in Other expenses, net, excluding the impact of F/X, was primarily due to intangible assets related to reacquired franchise rights of Hangzhou KFC, Suzhou KFC and Wuxi KFC being substantially amortized as of December 31, 2022. See Note 6 for detail.

Operating Profit

In 2023, the increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit and decrease in Other expenses, net, partially offset by higher G&A expenses.

2023 Form 10-K

Pizza Hut

Pizza Hut delivered strong performance in 2023 by accelerating store expansion with healthy returns, achieving solid same-store sales growth and expanding profitability. During 2023, we continued to focus on innovating products, investing in value-for-money strategy, strengthening digital capabilities, fortifying delivery, expanding into new occasions and consumer segments and enhancing our asset portfolio to drive growth. Pizza Hut’s loyalty program members exceeded 150 million at year-end 2023 and contributed approximately 66% of system sales at Pizza Hut in 2023. Delivery sales accounted for approximately 37% of Company sales at Pizza Hut in 2023 with store and city coverage of 96% and 99%, respectively, at the end of 2023.

			% B/(W)
	2023	2022	Reported		Ex F/X
Company sales	$2,214	$1,939	14		20
Franchise fees and income	7	7	9		15
Revenues from transactions with franchisees	4	4	11		17
Other revenues	21	10	114		123
Total revenues	$2,246	$1,960	15		21
Company restaurant expenses	$1,951	$1,761	(11)		(17)
G&A expenses	$118	$110	(7)		(13)
Franchise expenses	$4	$4	(8)		(14)
Expenses for transactions with franchisees	$4	$3	(11)		(17)
Other operating costs and expenses	$19	$8	(124)		(134)
Closures and impairment expenses, net	$8	$4	(135)		(142)
Operating Profit	$142	$70	102		117
Restaurant profit	$263	$178	46		55
Restaurant margin %	11.8%	9.2%	2.6	ppts.	2.6	ppts.

2023
% Change
System Sales Growth	14%
System Sales Growth, excluding F/X	20%
Same-Store Sales Growth	6%

Unit Count	2023	2022	% Increase
Company-owned	3,155	2,760	14
Franchisees	157	143	10
	3,312	2,903	14

	2022	New Builds	Closures	Refranchised	2023
Company-owned	2,760	515	(118)	(2)	3,155
Franchisees	143	16	(4)	2	157
Total	2,903	531	(122)	—	3,312

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

Income (Expense)	2022	Store Portfolio Actions	Other	F/X	2023
Company sales	$1,939	$277	$118	$(120)	$2,214
Cost of sales	(612)	(88)	(29)	37	(692)
Cost of labor	(572)	(70)	(42)	35	(649)
Occupancy and other operating expenses	(577)	(60)	(7)	34	(610)
Restaurant profit	$178	$59	$40	$(14)	$263

2023 Form 10-K

In 2023, the increase in Company sales, excluding the impact of F/X, was primarily driven by net unit growth, same-store sales growth and reduced temporary store closures. The increase in Restaurant profit, excluding the impact of F/X, was primarily driven by the increase in Company sales and favorable commodity prices, partially offset by lower temporary relief, wage inflation in the low single digits and increased value promotions.

G&A Expenses

In 2023, the increase in G&A expenses, excluding the impact of F/X, was primarily driven by higher compensation costs and higher travel expenses from the resumption of business travel.

Operating Profit

In 2023, the increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit, partially offset by higher G&A expenses.

All Other Segments

All Other Segments reflects the results of Lavazza, Huang Ji Huang, Little Sheep and Taco Bell (and for 2022, also including COFFii & JOY and East Dawning), our delivery operating segment and our e-commerce business.

			% B/(W)
	2023	2022	Reported		Ex F/X
Company sales	$61	$51	20		26
Franchise fees and income	20	18	14		21
Revenues from transactions with franchisees	74	39	89		99
Other revenues	624	563	11		16
Total revenues	$779	$671	16		22
Company restaurant expenses	$76	$70	(9)		(15)
G&A expenses	$43	$46	8		3
Franchise expenses	$1	$1	9		4
Expenses for transactions with franchisees	$67	$35	(93)		(102)
Other operating costs and expenses	$614	$557	(10)		(16)
Closure and impairment expenses, net	$9	$12	25		21
Operating Loss	$(31)	$(50)	39		36
Restaurant loss	$(15)	$(19)	20		15
Restaurant margin %	(25.1)%	(37.6)%	12.5	ppts.	12.5	ppts.

Total Revenues

In 2023, the increase in Total revenues, excluding the impact of F/X, was primarily driven by inter-segment revenue generated by our delivery team for services provided to Company-owned restaurants as a result of increased delivery sales, as well as revenue generated from delivery services provided to franchisees.

Operating Loss

In 2023, the decrease in Operating loss, excluding the impact of F/X, was primarily driven by the decrease in Operating loss from certain emerging brands.

2023 Form 10-K

Corporate & Unallocated

			% B/(W)
	2023	2022	Reported		Ex F/X
Revenues from transactions with franchisees(a)	$249	$211	18		24
Other revenues	$44	$42	7		12
Expenses for transactions with franchisees(a)	$246	$211	(17)		(23)
Other operating costs and expenses	$42	$39	(10)		(16)
Corporate G&A expenses	$214	$184	(17)		(20)
Other unallocated income, net	$2	$3	(6)		(1)
Interest income, net	$169	$84	101		103
Investment loss	$(49)	$(26)	(91)		(91)
Income tax provision (See Note 16)	$(329)	$(207)	(59)		(66)
Equity in net earnings (losses) from equity method investments	$4	$(2)	NM		NM
Effective tax rate (See Note 16)	26.9%	30.1%	3.2	ppts	3.2	ppts
(a)
Primarily includes revenues and associated expenses of transactions with franchisees derived from the Company’s central procurement model whereby food and paper products are centrally purchased and then mainly sold to KFC and Pizza Hut franchisees. Amounts have not been allocated to any segment for purposes of making operating decisions or assessing financial performance as the transactions are corporate revenues and expenses in nature.

Revenues from Transactions with Franchisees

In 2023, the increase in Revenues from transactions with franchisees, excluding the impact of F/X, was mainly due to the increase in system sales for franchisees.

Corporate G&A Expenses

In 2023, the increase in Corporate G&A expenses, excluding the impact of F/X, was primarily driven by higher compensation costs.

Interest Income, Net

In 2023, the increase in interest income, excluding the impact of F/X, was primarily driven by higher interest rates and higher investment balance during the year.

Investment Loss

The investment loss mainly relates to the change in fair value of our investment in Meituan Dianping (“Meituan”). See Note 3 for additional information.

Income Tax Provision

Our income tax provision primarily includes tax on our earnings generally at the Chinese statutory tax rate of 25% with certain Chinese subsidiaries qualified at preferential tax rates, withholding tax on planned or actual repatriation of earnings outside of China, Hong Kong profits tax, and U.S. corporate income tax, if any. Our effective tax rate was 26.9% and 30.1% in 2023 and 2022, respectively. The lower effective tax rate in 2023 compared with that in 2022 was primarily due to a reduction in valuation allowance for improved performance at certain subsidiaries, an increase in benefits from preferential tax treatment at qualified subsidiaries and the impact of higher pre-tax income.

2023 Form 10-K

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

Entities that are general VAT taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as a VAT asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, on the Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT asset for recoverability, giving consideration to the indefinite life of VAT assets as well as its forecasted operating results and capital spending, which inherently includes significant assumptions that are subject to change. As of December 31, 2023 and 2022, the Company has not made an allowance for the recoverability of VAT assets, as the balance is expected to be utilized to offset against VAT payables or be refunded in the future.

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

As the benefits of certain VAT assets are expected to be realized within one year pursuant to Circular [2022] No. 21, $303 million of VAT assets as of June 30, 2022 were reclassified from Other assets to Prepaid expenses and other current assets. As of December 31, 2023, VAT assets of $91 million, VAT assets of $6 million and net VAT payable of $5 million were recorded in Prepaid expenses and other current assets, Other assets and Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets.

The Company will continue to review the classification of VAT assets at each balance sheet date, giving consideration to different local implementation practices of refunding VAT assets and the outcome of potential administrative reviews.

2023 Form 10-K

Pursuant to Circular [2019] No. 39, Circular [2019] No. 87 and Circular [2022] No. 11 jointly issued by relevant government authorities, including the MOF and the STA, from April 1, 2019 to December 31, 2022, general VAT taxpayers in certain industries that meet certain criteria were allowed to claim an additional 10% or 15% input VAT, which would be used to offset their VAT payables. Pursuant to Circular [2023] No. 1 jointly issued by the MOF and the STA in January 2023, such VAT policy was further extended to December 31, 2023 but the additional deduction was reduced to 5% or 10% respectively. Based on the information currently available to the Company, such preferential policy is not expected to be extended. Subsequent to the lump sum refund of VAT assets beginning on July 1, 2022 pursuant to Circular [2022] No. 21, the number of subsidiaries meeting required criteria for additional VAT deductions increased. Accordingly, we recognized such VAT deductions of $44 million and $16 million in 2023 and 2022, respectively. The VAT deductions were recorded as a reduction to the related expense item, primarily in Company restaurant expenses included in the Consolidated Statements of Income.

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

Consolidated Cash Flows

Net cash provided by operating activities was $1,473 million in 2023 as compared to $1,413 million in 2022. The increase was primarily driven by the increase in net income, partially offset by the lapping of refunds of VAT assets in 2022.

Net cash used in investing activities was $743 million in 2023 as compared to $522 million in 2022. The increase was mainly due to the net impact on cash flows resulting from purchases and maturities of short-term investments, and long-term bank deposits and notes.

Net cash used in financing activities was $716 million in 2023 as compared to $844 million in 2022. The decrease was primarily driven by net proceeds from short-term bank borrowings and lapping of cash consideration paid in 2022 for the acquisition of an additional 20% equity interest in Suzhou KFC, partially offset by the increase in share repurchases.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores and our franchise operations. Our global offering in September 2020 provided us with $2.2 billion in net proceeds.

Our ability to fund our future operations and capital needs will primarily depend on our ongoing ability to generate cash from operations. We believe our principal uses of cash in the future will be primarily to fund our operations and capital expenditures for accelerating store network expansion and store remodeling, to step up investments in digitalization, automation and logistics infrastructure, to provide returns to our stockholders, as well as to explore opportunities for acquisitions or investments that build and support our ecosystem. We believe that our future cash from operations, together with our funds on hand and access to the capital markets, will provide adequate resources to fund these uses of cash, and that our existing cash, net cash from operations and credit facilities will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months. We currently expect our fiscal year 2024 capital expenditures to be in the range of approximately $700 million to $850 million.

2023 Form 10-K

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

Share Repurchases and Dividends

On November 2, 2023, our Board of Directors increased the share repurchase authorization by $1 billion to an aggregate of $3.4 billion. Yum China may repurchase shares under this program from time to time in the open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the years ended December 31, 2023 and 2022, the Company repurchased $617 million or 12.4 million shares and $466 million or 10.5 million shares of common stock, respectively, under the repurchase program. The Company plans to repurchase $1.25 billion of its common stock in 2024, through open market transactions in the U.S. and Hong Kong. This includes two primary components: (i) an aggregate repurchase amount of $750 million in 2024 under the Rule 10b5-1 of the United States Securities Exchange Act of 1934 (the "Exchange Act") in the U.S. and a similar program in Hong Kong; and (ii) an aggregate repurchase amount of $500 million in the first quarter of 2024 under the Rule 10b-18 of the Exchange Act in the U.S. and through similar transactions in Hong Kong.

The Company paid a cash dividend of $0.13 and $0.12 per share for each quarter of 2023 and 2022, respectively. Total cash dividends of $216 million and $202 million were paid to stockholders in 2023 and 2022, respectively.

On February 6, 2024, the Board of Directors declared a cash dividend to $0.16 per share, payable on March 26, 2024, to stockholders of record as of the close of business on March 5, 2024.

Our ability to declare and pay any dividends on our stock may be restricted by our earnings available for distribution under applicable Chinese laws. The laws, rules and regulations applicable to our Chinese subsidiaries permit payments of dividends only out of their accumulated profits, if any, determined in accordance with applicable Chinese accounting standards and regulations. Under Chinese laws, an enterprise incorporated in China is required to set aside at least 10% of its after-tax profits each year, after making up previous years’ accumulated losses, if any, to fund certain statutory reserve funds, until the aggregate amount of such a fund reaches 50% of its registered capital. As a result, our Chinese subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. At the discretion of the board of directors, as an enterprise incorporated in China, each of our Chinese subsidiaries may allocate a portion of its after-tax profits based on Chinese accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

Borrowing Capacity

As of December 31, 2023, the Company had credit facilities of RMB7,112 million (approximately $1,002 million), comprised of onshore credit facilities in the aggregate amount of RMB5,550 million (approximately $782 million) and offshore credit facilities in the aggregate amount of $220 million.

2023 Form 10-K

The credit facilities had remaining terms ranging from less than one year to three years as of December 31, 2023. Our credit facilities mainly include term loans, overdrafts, letters of credit, banker’s acceptance notes and bank guarantees. The credit facilities in general bear interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreements. As of December 31, 2023, we had outstanding short-term bank borrowings of RMB1,189 million (approximately $168 million), mainly to manage working capital at our operating subsidiaries. Such bank borrowings were secured by $79 million short-term investments, and are due within one year from their issuance dates. As of December 31, 2023, we also had outstanding bank guarantees of RMB222 million (approximately $31 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants. Our credit facilities were therefore reduced by outstanding short-term bank borrowings, adjusted for unamortized interest and collateral, and outstanding guarantees. As of December 31, 2023, the Company had unused credit facilities of approximately $881 million.

Material Cash Requirements

Our material short-term and long-term cash requirements as of December 31, 2023 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Finance Leases(a)	$63	$7	$12	$12	$32
Operating Leases(a)	2,757	525	844	625	763
Short-term borrowings(b)	169	169	—	—	—
Purchase Obligations(c)	417	151	198	32	36
Transition Tax(d)	27	12	15	—	—
Total	$3,433	$864	$1,069	$669	$831

(a)
These obligations, which are shown on a nominal basis, relate primarily to over 12,500 Company-owned restaurants. See Note 11 for additional information.

(b)
This represents outstanding principal amount of short-term borrowings, by excluding the impact of debt discounts as of December 31, 2023. See Note 9 for additional information.

(c)
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

(d)
This amount represents transition tax payable on the deemed repatriation of accumulated undistributed foreign earnings after utilizing existing qualified foreign tax credits, which is to be paid over a maximum of eight years beginning in 2018.

We have not included in the table above approximately $24 million of liabilities for unrecognized tax benefits related to the uncertainty with regard to the deductibility of certain business expenses incurred as well as related accrued interest and penalties. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. These liabilities exclude amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

We had no material contingent obligations as of December 31, 2023. Please see Note 18 for further discussion.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

See Note 2 for details of recently adopted accounting pronouncements.

2023 Form 10-K

New Accounting Pronouncements Not Yet Adopted

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842) — Common Control Arrangements (“ASU 2023-01”). It requires all lessees, including public business entities, to amortize leasehold improvements associated with common control leases over their useful life to the common control group and account for them as a transfer of assets between entities under common control through an adjustment to equity when the lessee no longer controls the use of the underlying asset. ASU 2023-01 is effective for the Company from January 1, 2024, with early adoption permitted. We will adopt this standard in the first quarter of 2024, and do not expect the adoption of this standard to have a material impact on our financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requiring public business entities to provide disclosures of significant expenses and other segment items. The guidance also requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. For the Company, ASU 2023-07 is effective for annual periods from January 1, 2024, and for interim periods from January 1, 2025, with early adoption permitted. We are currently evaluating the impact the adoption of this standard may have on our financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures (“ASU 2023-09”), requiring public business entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. ASU 2023-09 is effective for the Company from January 1, 2025, with early adoption permitted. We are currently evaluating the impact the adoption of this standard may have on our financial statements.

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

2023 Form 10-K

Impairment or Disposal of Long-Lived Assets

We review long-lived assets of restaurants (primarily operating lease right-of-use assets and property, plant and equipment (“PP&E”)) semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We evaluate recoverability based on the restaurant’s forecasted undiscounted cash flows, which are based on our entity-specific assumptions, to the carrying value of such assets. The forecasted undiscounted cash flows incorporate our best estimate of sales growth based upon our operation plans for the unit and actual results at comparable restaurants. For restaurant assets that are deemed not to be recoverable, we write down the impaired restaurant to its estimated fair value. In determining the fair value of restaurant-level assets, we consider the highest and best use of the assets from market participants’ perspective, which is represented by the higher of the forecasted discounted cash flows of operating restaurants and the price market participants would pay to sub-lease the operating lease right-of-use assets and acquire remaining restaurant assets, even if that use differs from the current use by the Company. Key assumptions in the determination of fair value include reasonable sales growth assumption in generating after-tax cash flows that would be used by a franchisee in the determination of a purchase price for the restaurant, and market rental assumption for estimating the price market participants would pay to sub-lease the operating lease right-of-use assets. Estimates of forecasted cash flows of operating restaurants are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. Estimates of the price market participants would pay to sub-lease the operating lease right-of-use assets are based on comparable market rental information that could be reasonably obtained for the property. In situations where the highest and best use of the restaurant-level assets from market participants’ perspective is represented by sub-leasing the operating lease right-of-use assets and acquiring the remaining restaurant assets, the Company continues to use these assets in operating its restaurant business, which is consistent with its long-term strategy of growing revenue through operating restaurant concepts.

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

We evaluate indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist. We perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter. When we evaluate these assets for impairment, we have the option to first perform a qualitative assessment to determine whether an intangible asset group is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of the intangible asset group is less than its carrying amount, we will then perform a quantitative assessment. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset. The discount rate is our estimate of the required rate-of-return that a third-party buyer would expect to receive. These estimates are highly subjective, and our ability to achieve the forecasted cash is affected by factors such as changes in our operating performance and business strategies and changes in economic conditions. Our indefinite-lived intangible assets had a book value of $127 million and $130 million as of December 31, 2023 and 2022, respectively, representing two material indefinite-lived intangible assets, which are our Little Sheep and Huang Ji Huang trademarks.

In the year ended December 31, 2023, we elected to perform the qualitative impairment assessment for the Little Sheep and Huang Ji Huang trademarks by evaluating all pertinent factors, including but not limited to macroeconomic conditions, industry and market conditions and financial performance and concluded that it was more likely than not that the assets were not impaired. No impairment charges on trademarks related to Little Sheep and Huang Ji Huang were recorded in 2023 and 2022.

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

2023 Form 10-K

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

Our goodwill of $1,932 million as of December 31, 2023 was related to the KFC, Pizza Hut, Huang Ji Huang and Lavazza reporting units. In the year ended December 31, 2023, we elected to perform a qualitative impairment assessment for each of our individual reporting units of KFC, Pizza Hut, Huang Ji Huang and Lavazza. Based on our qualitative assessment, the Company concluded that no changes in events or circumstances have occurred that indicated impairment may exist and it was more likely than not that the fair value of the reporting units exceeds their carrying amount and therefore no quantitative assessment was required. No impairment charge on goodwill was recorded in 2023 and 2022.

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

We estimated the fair value of stock options and SARs at the grant date using the Black-Scholes option-pricing model (“the BS model”). It should be noted that the option-pricing model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate and, as a result, our operating profit and net income. PSUs have market conditions that are based on the closing price of Yum China’s stock or relative total shareholder return against selected indices or the constituents of the indices measured over the performance period. The fair values of PSUs have been determined based on the outcome of a Monte-Carlo Simulation model (the “MCS model”).

Under the BS and MCS models, we made a number of assumptions regarding the fair value of the share-based awards, including:

•
the expected future volatility of the price of shares of Yum China common stock;
•
the risk-free interest rate;
•
the expected dividend yield; and
•
the expected term.

2023 Form 10-K

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

Income Taxes

Uncertain Tax Positions

We are subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other tax authorities with respect to income and non-income based taxes. We recognize the benefit of positions taken or expected to be taken in our tax returns when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. At December 31, 2023 and 2022, we had $20 million and $21 million, respectively, of unrecognized tax benefits related to the uncertainty with regard to the deductibility of certain business expenses incurred. The ultimate outcome for a particular tax position may not be determined with certainty prior to the conclusion of a tax audit and, in some cases, appeal or litigation process. The actual benefits ultimately realized may differ from the Company’s estimates. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including change or developments with respect to tax audits, audit settlements and expiration of the statute of limitation, which may impact our ultimate payment for such exposures.

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

Unremitted Earnings of Foreign Subsidiaries

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. Except for the planned but yet to be distributed earnings, we have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31, 2017 was subject to the one-time transition tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes. We estimate that our total temporary difference for which we have not provided foreign withholding taxes is approximately $3 billion at December 31, 2023. The foreign withholding tax rate on this amount is 5% or 10% depending on the manner of repatriation and the applicable tax treaties or tax arrangements.

See Note 16 for a further discussion of our income taxes.

2023 Form 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

Changes in foreign currency exchange rates impact the translation of our reported foreign currency denominated earnings, cash flows and net investments in foreign operations, virtually all of which are denominated in RMB. While substantially all of our supply purchases are denominated in RMB, from time to time, we enter into agreements with third parties to purchase certain amount of goods and services sourced overseas and make payments in the corresponding local currencies at predetermined exchange rates when practical, to minimize the related foreign currency exposure with immaterial impact on our financial statements.

As substantially all of the Company’s operations are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the year ended December 31, 2023, the Company’s Operating profit would have decreased by approximately $106 million if the RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

2023 Form 10-K

Item 8. Financial Statements and Supplementary Data.

Financial Statement Schedules

No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above-listed financial statements or notes thereto.

2023 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Yum China Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Yum China Holdings, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

2023 Form 10-K

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

Assessment of impairment of long-lived assets of restaurants

As discussed in Notes 2, 7 and 11 to the consolidated financial statements, property, plant and equipment, net and operating lease right-of-use assets were US$2,310 million and US$2,217 million, respectively, as of December 31, 2023, which included the long-lived assets of the Company’s restaurants. For restaurant assets with indicators that the carrying value may not be recoverable, the Company evaluates the recoverability of these assets by comparing the forecasted undiscounted cash flows of the restaurant’s operation to the carrying value of such assets. For restaurant assets that are not deemed to be recoverable, the Company writes down the restaurant assets to the estimated fair value. The Company determines the fair value of the restaurant assets based on the higher of the forecasted discounted cash flows of the restaurant’s operation and the price market participants would pay to sub-lease the operating lease right-of-use assets and acquire the remaining restaurant assets.

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

2023 Form 10-K

Evaluation of uncertain tax position

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company recognizes the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not (more than a 50% likelihood) that the position would be sustained upon examination by tax authorities. Since 2016, the Company has been under a national audit on transfer pricing by the Chinese State Taxation Administration (STA) in China regarding the related party transactions for the period from 2006 to 2015.

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

Shanghai, China
February 29, 2024

2023 Form 10-K

Consolidated Statements of Income

Yum China Holdings, Inc.

Years ended December 31, 2023, 2022 and 2021

(in US$ millions, except per share data)

	2023	2022	2021
Revenues
Company sales	$10,391	$9,110	$8,961
Franchise fees and income	89	81	153
Revenues from transactions with franchisees	372	287	663
Other revenues	126	91	76
Total revenues	10,978	9,569	9,853
Costs and Expenses, Net
Company restaurants
Food and paper	3,224	2,836	2,812
Payroll and employee benefits	2,725	2,389	2,258
Occupancy and other operating expenses	2,752	2,604	2,664
Company restaurant expenses	8,701	7,829	7,734
General and administrative expenses	638	594	564
Franchise expenses	36	34	64
Expenses for transactions with franchisees	356	279	649
Other operating costs and expenses	112	78	65
Closures and impairment expenses, net	29	32	34
Other expenses (income), net	—	94	(643)
Total costs and expenses, net	9,872	8,940	8,467
Operating Profit	1,106	629	1,386
Interest income, net	169	84	60
Investment loss	(49)	(26)	(54)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	1,226	687	1,392
Income tax provision	(329)	(207)	(369)
Equity in net earnings (losses) from equity method investments	4	(2)	—
Net income – including noncontrolling interests	901	478	1,023
Net income – noncontrolling interests	74	36	33
Net Income – Yum China Holdings, Inc.	$827	$442	$990
Weighted-average common shares outstanding (in millions):
Basic	416	421	422
Diluted	420	425	434
Basic Earnings Per Common Share	$1.99	$1.05	$2.34
Diluted Earnings Per Common Share	$1.97	$1.04	$2.28

See accompanying Notes to Consolidated Financial Statements.

2023 Form 10-K

Consolidated Statements of Comprehensive Income

Yum China Holdings, Inc.

Years ended December 31, 2023, 2022 and 2021

(in US$ millions)

	2023	2022	2021
Net income – including noncontrolling interests	$901	$478	$1,023
Other comprehensive (loss) income, net of tax of nil
Foreign currency translation adjustments	(146)	(431)	108
Comprehensive income – including noncontrolling interests	755	47	1,131
Comprehensive income (loss) – noncontrolling interests	54	(24)	40
Comprehensive Income – Yum China Holdings, Inc.	$701	$71	$1,091

See accompanying Notes to Consolidated Financial Statements.

2023 Form 10-K

Consolidated Statements of Cash Flows

Yum China Holdings, Inc.

Years ended December 31, 2023, 2022 and 2021

(in US$ millions)

	2023	2022	2021
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$901	$478	$1,023
Depreciation and amortization	453	602	516
Non-cash operating lease cost	404	435	424
Closures and impairment expenses	29	32	34
Gain from re-measurement of equity interest upon acquisition	—	—	(628)
Investment loss	49	26	53
Equity in net (earnings) losses from equity method investments	(4)	2	—
Equity income from investments in unconsolidated affiliates	—	—	(44)
Distributions of income received from equity method investments	11	7	32
Deferred income taxes	(10)	(20)	160
Share-based compensation expense	64	42	41
Changes in accounts receivable	(6)	(1)	(5)
Changes in inventories	(19)	(19)	(16)
Changes in prepaid expenses, other current assets and value-added tax assets	(35)	207	(72)
Changes in accounts payable and other current liabilities	84	16	118
Changes in income taxes payable	25	25	(26)
Changes in non-current operating lease liabilities	(407)	(396)	(461)
Other, net	(66)	(23)	(18)
Net Cash Provided by Operating Activities	1,473	1,413	1,131
Cash Flows – Investing Activities
Capital spending	(710)	(679)	(689)
Purchases of short-term investments, long-term bank deposits and notes	(3,517)	(5,189)	(6,139)
Maturities of short-term investments, long-term bank deposits and notes	3,499	5,365	6,383
Acquisition of business, net of cash acquired	—	(23)	(115)
Acquisitions of equity investments	(20)	—	(300)
Other, net	5	4	5
Net Cash Used in Investing Activities	(743)	(522)	(855)
Cash Flows – Financing Activities
Proceeds from short-term borrowings	264	2	—
Repayment of short-term borrowings	(100)	—	—
Repurchase of shares of common stock	(613)	(466)	(75)
Cash dividends paid on common stock	(216)	(202)	(203)
Dividends paid to noncontrolling interests	(77)	(72)	(57)
Acquisitions of noncontrolling interests	—	(113)	—
Contributions from noncontrolling interests	35	18	37
Payment of acquisition related holdback	(3)	(7)	(8)
Other, net	(6)	(4)	(7)
Net Cash Used in Financing Activities	(716)	(844)	(313)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(16)	(53)	15
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(2)	(6)	(22)
Cash, Cash Equivalents and Restricted Cash - Beginning of Year	1,130	1,136	1,158
Cash, Cash Equivalents and Restricted Cash - End of Year	$1,128	$1,130	$1,136

Supplemental Cash Flow Data
Cash paid for income tax	324	204	255
Cash paid for interest	3	—	—
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	226	181	269

See accompanying Notes to Consolidated Financial Statements.

2023 Form 10-K

Consolidated Balance Sheets

Yum China Holdings, Inc.

December 31, 2023 and 2022

(in US$ millions)

	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$1,128	$1,130
Short-term investments	1,472	2,022
Accounts receivable, net	68	64
Inventories, net	424	417
Prepaid expenses and other current assets	339	307
Total Current Assets	3,431	3,940
Property, plant and equipment, net	2,310	2,118
Operating lease right-of-use assets	2,217	2,219
Goodwill	1,932	1,988
Intangible assets, net	150	159
Long-term bank deposits and notes	1,265	680
Equity investments	332	361
Deferred income tax assets	129	113
Other assets	265	248
Total Assets	12,031	11,826
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	2,164	2,096
Short-term borrowings	168	2
Income taxes payable	90	68
Total Current Liabilities	2,422	2,166
Non-current operating lease liabilities	1,899	1,906
Non-current finance lease liabilities	44	42
Deferred income tax liabilities	390	390
Other liabilities	157	162
Total Liabilities	4,912	4,666

Redeemable Noncontrolling Interest	13	12

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 407 million shares and 419 million shares issued and outstanding at December 31, 2023 and 2022, respectively.	4	4
Additional paid-in capital	4,320	4,390
Retained earnings	2,310	2,191
Accumulated other comprehensive loss	(229)	(103)
Total Yum China Holdings, Inc. Stockholders' Equity	6,405	6,482
Noncontrolling interests	701	666
Total Equity	7,106	7,148
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$12,031	$11,826

See accompanying Notes to Consolidated Financial Statements.

2023 Form 10-K

Consolidated Statements of Equity

Yum China Holdings, Inc.

Years ended December 31, 2023, 2022 and 2021

(in US$ millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Income (Loss)	Shares*	Amount	Interests	Equity	Interest
Balance at December 31, 2020	440	$4	$4,658	$2,105	$167	(20)	$(728)	$253	$6,459	$12
Net Income				990				32	1,022	1
Foreign currency translation adjustments					101			7	108	—
Comprehensive income									1,130	1
Cash dividends declared ($0.48 per common share)				(203)					(203)
Acquisition of business								562	562
Distributions to/contributions from noncontrolling interests								(2)	(2)
Repurchase of shares of common stock						(1)	(75)		(75)
Exercise and vesting of share-based awards	2	—	(3)						(3)
Exercise of the warrants	8	—	—						—
Share-based compensation			41						41
Revaluation of redeemable noncontrolling interest			(1)						(1)	1
Balance at December 31, 2021	449	$4	$4,695	$2,892	$268	(21)	$(803)	$852	$7,908	$14
Net Income (Loss)				442				37	479	(1)
Foreign currency translation adjustments					(371)			(60)	(431)	—
Comprehensive income (loss)									48	(1)
Cash dividends declared ($0.48 per common share)				(202)					(202)
Distributions to/contributions from noncontrolling interests								(63)	(63)
Repurchase and retirement of shares	(31)	—	(328)	(941)		21	803		(466)
Exercise and vesting of share-based awards	1	—	(3)						(3)
Share-based compensation			41						41
Acquisition of noncontrolling interests			(15)					(100)	(115)	(1)
Balance at December 31, 2022	419	$4	$4,390	$2,191	$(103)	—	$—	$666	$7,148	$12
Net Income				827				73	900	1
Foreign currency translation adjustments					(126)			(20)	(146)	—
Comprehensive income									754	1
Cash dividends declared ($0.52 per common share)				(216)					(216)
Distributions to/contributions from noncontrolling interests								(19)	(19)
Repurchase and retirement of shares	(12)	—	(131)	(492)		—	—		(623)
Exercise and vesting of share-based awards	1	—	(2)						(2)
Share-based compensation			63					1	64
Balance at December 31, 2023	407	$4	$4,320	$2,310	$(229)	—	$—	$701	$7,106	$13

*: Shares may not add due to rounding.

See accompanying Notes to Consolidated Financial Statements.

2023 Form 10-K

Notes to Consolidated Financial Statements

(Tabular amounts in US$ millions, except as otherwise noted)

Note 1 – Description of Business

Yum China Holdings, Inc. (“Yum China” and, together with its subsidiaries, the “Company,” “we,” “us,” and “our”) was incorporated in Delaware on April 1, 2016.

The Company owns, franchises or has ownership in entities that own and operate restaurants (also referred to as “stores” or “units”) under the KFC, Pizza Hut, Lavazza, Huang Ji Huang, Little Sheep and Taco Bell concepts (collectively, the “concepts”). In connection with the separation of the Company in 2016 from its former parent company, Yum! Brands, Inc. (“YUM”), a master license agreement was entered into between Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company and YUM, through YRI China Franchising LLC, a subsidiary of YUM, effective from January 1, 2020 and previously through Yum! Restaurants Asia Pte. Ltd., another subsidiary of YUM, from October 31, 2016 to December 31, 2019, for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China (the “PRC” or “China”), excluding Hong Kong, Macau and Taiwan. The term of the license is 50 years from October 31, 2016 for the KFC and Pizza Hut brands and, subject to achieving certain agreed-upon milestones, 50 years from April 15, 2022 for the Taco Bell brand, with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to us being in “good standing” and unless we give notice of our intent not to renew. In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. We own the intellectual property of Huang Ji Huang and Little Sheep and pay no license fee related to these concepts.

In 1987, KFC was the first major global restaurant brand to enter China. As of December 31, 2023, there were 10,296 KFC stores in China. We maintain a controlling interest of 58%, 70%, 83%, 92% and approximately 60% in the entities that own and operate the KFCs in and around Shanghai, Beijing, Wuxi, Suzhou and Hangzhou, respectively.

The first Pizza Hut in China opened in 1990. As of December 31, 2023, there were 3,312 Pizza Hut restaurants in China.

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

The Company has two reportable segments: KFC and Pizza Hut. Our non-reportable operating segments, including the operations of Lavazza, Huang Ji Huang, Little Sheep and Taco Bell, our delivery operating segment and our e-commerce business, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. For 2022 and 2021, All Other Segments also included COFFii & JOY and East Dawning. The Company decided to wind down the operations of the East Dawning brand in 2021, and closed all stores by March 2022. In addition, the Company decided to wind down the operations of COFFii & JOY and closed all stores in 2022. Additional details on our segment reporting are included in Note 17.

2023 Form 10-K

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

Our most significant variable interests are in entities that operate restaurants under franchise arrangements. We do not generally have an equity interest in our franchisee businesses. Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees. We have variable interests in certain entities that operate restaurants under franchise agreements through real estate and property, plant and equipment (“PP&E”) lease arrangements with them to which we are a party. At December 31, 2023, the Company had future lease payments due from franchisees, on a nominal basis, of approximately $34 million. As our franchise arrangements provide our franchisee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

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

We consolidate the entities that operate KFCs in and around Shanghai, Beijing, Wuxi, Suzhou and Hangzhou, as well as the Lavazza joint venture where we have controlling interests since the respective acquisition dates (see Note 3 for additional information). We refer to these joint ventures that operate our concepts as former unconsolidated affiliates before the acquisitions. As a result of the acquisitions of all former unconsolidated affiliates by December 2021, the Company consolidated their results since their respective acquisition dates, and therefore we no longer have franchise fees and expenses from and revenues and expenses from transactions with former unconsolidated affiliates for years ended December 31, 2023 and 2022.

Comparative Information. Certain comparative items in the Consolidated Financial Statements have been reclassified to conform to the current year’s presentation to facilitate comparison.

Fiscal Calendar. Our fiscal year ends on December 31, with each quarter comprised of three months.

2023 Form 10-K

Foreign Currency. Our functional currency for the operating entities in China is the Chinese Renminbi (“RMB”), the currency of the primary economic environment in which they operate. Income and expense accounts for our operations are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities are then translated into U.S. dollars at exchange rates in effect at the balance sheet date. Foreign currency translation adjustments are recorded in the Accumulated other comprehensive income on the Consolidated Balance Sheets. Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency, to the extent they arise, are included in Other expenses (income), net in our Consolidated Statements of Income.

Franchise Operations. We execute agreements which set out the terms of our arrangement with franchisees. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and their payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

The 3% license fees we pay to YUM for the right to sublicense the KFC, Pizza Hut and Taco Bell intellectual property to franchisees and former unconsolidated affiliates that operate our concepts are recorded in Franchise expenses. License fees due to YUM for our Company-owned stores are included in Occupancy and other operating expenses. Total license fees paid to YUM were $317 million, $277 million and $298 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Certain direct costs of our franchise operations are charged to Franchise expenses. These costs include provisions for estimated uncollectible fees, rent or depreciation expense associated with restaurants we sub-lease to franchisees, and certain other direct incremental franchise support costs.

We also have certain transactions with franchisees and former unconsolidated affiliates that operate our concepts, which consist primarily of sales of food and paper products, advertising services, delivery services and other services. Related expenses are included in Expenses for transactions with franchisees.

Revenue Recognition. The Company’s revenues include Company sales, Franchise fees and income, Revenues from transactions with franchisees, and Other revenues.

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

2023 Form 10-K

Franchise Fees and Income

Franchise fees and income primarily include upfront franchise fees, such as initial fees and renewal fees, and continuing fees. We have determined that the services we provide in exchange for upfront franchise fees and continuing fees are highly interrelated with the franchise right. We recognize upfront franchise fees received from a franchisee as revenue over the term of the franchise agreement or the renewal agreement because the franchise rights are accounted for as rights to access our symbolic intellectual property. The franchise agreement term is generally 10 years for KFC and Pizza Hut, generally five years for Little Sheep and three to 10 years for Huang Ji Huang. We recognize continuing fees, which are based upon a percentage of franchisee sales, as those sales occur. During 2021, it also includes franchise fees and income from former unconsolidated affiliates that operate our concepts before acquisition.

Revenues from Transactions with Franchisees

Revenues from transactions with franchisees consist primarily of sales of food and paper products, advertising services, delivery services and other services provided to franchisees. During 2021, it also includes revenues from transactions with former unconsolidated affiliates that operate our concepts before acquisition.

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

For advertising services, the Company often engages third parties to provide services and acts as a principal in the transaction based on our responsibilities of defining the nature of the services and administering and directing all marketing and advertising programs in accordance with the provisions of our franchise agreements. The Company collects advertising contributions, which are generally based on a certain percentage of sales from substantially all of our restaurants, including franchisees. Other services provided to franchisees consist primarily of customer and technology support services. Advertising services and other services provided are highly interrelated to franchise right, and are not considered individually distinct. We recognize revenue when the related sales occur.

Other Revenues

Other revenues primarily include i) sales of products to customers through e-commerce channels, sales of Lavazza coffee retail products beyond Lavazza coffee shops, and sales of our seasoning products to distributors, and ii) revenues from logistics and warehousing services provided to third parties through our supply chain network. Our segment disclosures also include revenues relating to delivery services that were provided to our Company-owned restaurants and, therefore, were eliminated for consolidation purposes.

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

2023 Form 10-K

Direct Marketing Costs. We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown. Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant. Our direct marketing expenses incurred for Company-owned restaurants were $374 million, $343 million and $368 million in 2023, 2022 and 2021, respectively, and were included in Occupancy and other operating expenses. In addition, the direct marketing costs incurred for franchisees and former unconsolidated affiliates were $25 million, $23 million and $55 million in 2023, 2022 and 2021, respectively, and were recorded in Expenses for transactions with franchisees.

Research and Development Expenses. Research and development expenses associated with our food innovation activities, which are expensed as incurred, are reported in general and administrative ("G&A") expenses. Research and development expenses were $6 million in each of 2023, 2022 and 2021.

Share-Based Compensation. We recognize all share-based payments to employees and directors, including grants of stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and performance share units (“PSUs”), in the Consolidated Financial Statements as compensation cost over the service period based on their fair value on the date of grant. This compensation cost is recognized over the service period on a straight-line basis, net of an assumed forfeiture rate, for awards that actually vest and when performance conditions are probable of being achieved, if applicable. Forfeiture rates are estimated at grant date based on historical experience and compensation cost is adjusted in subsequent periods for differences in actual forfeitures from the previous estimates. We present this compensation cost consistent with the other compensation costs for the employee recipient in either payroll and employee benefits or G&A expenses.

Impairment or Disposal of Long-Lived Assets. Long-lived assets, primarily PP&E and operating lease right-of-use (“ROU”) assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are not recoverable if their carrying value is higher than the undiscounted cash flows we expect to generate from such assets. If the assets are not deemed to be recoverable, impairment is measured based on the excess of their carrying value over their fair value.

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

2023 Form 10-K

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

Government Subsidies. Government subsidies generally consist of financial subsidies received from provincial and local governments for operating a business in their jurisdictions and compliance with specific policies promoted by the local governments. The eligibility to receive such benefits and amount of financial subsidy to be granted are determined at the discretion of the relevant government authorities. Government subsidies are recognized when it is probable that the Company will comply with the conditions attached to them, and the subsidies are received. If the subsidy is related to an expense item, it is recognized as a reduction to the related expense to match the subsidy to the costs that it is intended to compensate. If the subsidy is related to an asset, it is deferred and recorded in Other liabilities and then recognized ratably over the expected useful life of the related asset in the Consolidated Statements of Income. The balances of deferred government subsidies included in Other liabilities were immaterial as of both December 31, 2023 and 2022. There were no significant commitment or contingencies for the government subsidies received for the years ended December 31, 2023, 2022 and 2021.

Government subsidies in the form of cash were recognized as reduction in following expense line items in our Consolidated Statements of Income as follows:

Costs and Expenses, Net	2023	2022	2021
Company restaurant
Payroll and employee benefits(a)	$7	$15	$14
Occupancy and other operating expenses	1	3	3
Company restaurant expenses	8	18	17
General and administrative expenses	22	26	28
Total	$30	$44	$45
(a)
This primarily represents government subsidies for employee benefits and providing training to employees, with higher amounts received during 2022 and 2021, the years impacted by the COVID-19 pandemic.

Based on the policy related to COVID-19 issued in 2020 on reducing enterprise social security contribution, the Company also recorded one-time relief of $33 million during 2022, which were recognized as a reduction to the Company restaurant expenses and G&A expenses.

2023 Form 10-K

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

We are subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other taxing authorities with respect to income and non-income based taxes. We recognize the benefit of positions taken or expected to be taken in our tax returns when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including change or developments with respect to tax audits, audit settlements and expiration of the statute of limitation, which may impact our ultimate payment for such exposures.

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

2023 Form 10-K

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

Cash and Cash Equivalents. Cash equivalents represent highly liquid investments with original maturities not exceeding three months and are primarily comprised of time deposits, fixed income debt securities and money market funds. Cash and overdraft balances that meet the criteria for right to offset are presented net on our Consolidated Balance Sheets. See Note 12 for detail discussion on our Cash equivalents.

Short-term Investments. Short-term investments purchased primarily represent i) time deposits, fixed income debt securities with original maturities of over three months but less than one year when purchased; ii) time deposits with original maturities over one year but are expected to be realized in cash during the next 12 months; iii) variable return investments offered by financial institutions measured at fair value; and iv) certain structured deposits that are principal-protected and provide returns in the form of both fixed and variable interests with original maturities of less than one year. Such variable interest rates indexed to gold prices or foreign exchange rates are considered embedded derivatives and bifurcated from host contracts, and measured at fair value on a recurring basis. The fair value change of the embedded derivatives is recorded in Investment gain or loss in the Consolidated Statements of Income. The remaining host contracts to receive guaranteed principal and fixed interest are measured at amortized cost, with accretion of interest recorded in Interest income, net in the Consolidated Statements of Income. As of December 31, 2023 and 2022, the fair value of embedded derivatives included in Short-term investments was immaterial. See Note 12 for detail discussion on our Short-term investments.

Long-term Bank Deposits and Notes. Long-term bank deposits and notes represent time deposits and bank notes bearing fixed interest rate with remaining maturities exceeding one year for which the Company has the positive intent to hold for more than one year. See Note 12 for detail discussion on our Long-term bank deposits and notes.

Accounts Receivable. Accounts receivable primarily consist of trade receivables and royalties from franchisees, and are generally due within 30 days of the period in which the corresponding sales occur. Our provision of credit losses for accounts receivable is based upon the current expected credit losses ("CECL") model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of December 31, 2023 and 2022, the ending balances of provision for accounts receivable were $1 million and $2 million, respectively, and amounts of accounts receivable past due were immaterial.

Receivables from Payment Processors or Aggregators. Receivables from payment processors such as WeChat and Alipay or aggregators including delivery aggregators and third-party e-commerce platforms are cash due from them for clearing transactions and are included in Prepaid expenses and other current assets. The cash was paid by customers through these payment processors or aggregators for food provided or coupons sold by the Company. The Company considers and monitors the credit worthiness of the third-party payment processors and aggregators used. We adopted the same methodology of estimating expected credit losses based upon the CECL model as described above. Receivable balances are written off after all collection efforts have been exhausted. As of December 31, 2023 and 2022, no allowance for doubtful accounts was provided for such receivables.

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

2023 Form 10-K

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

2023 Form 10-K

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

Equity Investments. The Company’s equity investments include investments in equity method investees and investments in equity securities with readily determinable fair value.

2023 Form 10-K

The Company applies the equity method to account for the investments in equity method investees over which it has significant influence but does not control. Our share of earnings or losses and share of changes in other comprehensive income or losses of equity method investees is included in net income and other comprehensive income or losses, respectively. We record impairment charges related to an investment in equity method investees whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the equity method investees; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

For our investments in equity securities with readily determinable fair value, over which the Company has neither significant influence nor control, they are measured at fair value with subsequent changes recognized in net income.

See Note 3 and Note 7 for further discussions on our equity investments.

Short-term Borrowings. Borrowings are recognized initially at fair value, net of debt discounts or premiums and debt issuance costs, if applicable. Debt discounts or premiums and debt issuance costs are recorded as an adjustment to the principal amount and the related accretion is amortized into interest expense in the Consolidated Statements of Income over the term of the borrowings using the effective interest method. Borrowings are subsequently measured at amortized cost. Interest expense is recognized over the term of the borrowing and recorded in the Consolidated Statements of Income. See Note 9 for additional information.

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

2023 Form 10-K

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

PRC Value-Added Tax (“VAT”). The Company has been subject to VAT within the normal course of its restaurant business nationwide since May 1, 2016.

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

Pursuant to the tax policy issued by relevant government authorities, general VAT taxpayers in certain industries that meet certain criteria are allowed to claim an additional 10% or 15% input VAT, which will be used to offset their VAT payables. This VAT policy was further extended to December 31, 2023 but the additional deduction was reduced to 5% or 10% respectively. Accordingly, the Company recognized such VAT deductions of $44 million and $16 million in 2023 and 2022, respectively. The VAT deductions were recorded as a reduction to the related expense item, primarily in Company restaurant expenses included in the Consolidated Statements of Income.

Earnings Per Share. Basic earnings per share represent net earnings to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. See Note 5 for further information.

Common Stock Repurchases. We may repurchase shares of Yum China common stock under a program authorized by our Board of Directors from time to time in open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. Shares repurchased are included in treasury stock in the financial statements until they are retired. When repurchased shares are retired, the Company's accounting policy is to allocate the excess of the repurchase price over the par value of shares acquired between Additional paid-in capital and Retained earnings. The amount allocated to Additional paid-in capital is based on the value of Additional paid-in capital per share outstanding at the time of retirement and the number of shares to be retired. Any remaining amount is allocated to Retained earnings. In connection with the Primary Conversion, all shares repurchased and included in the treasury stock were immediately retired. See Note 15 for further information.

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

2023 Form 10-K

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

Note 3 – Business Acquisitions and Equity Investments

Consolidation of Hangzhou KFC and Equity Investment in Hangzhou Catering

In the fourth quarter of 2021, the Company completed its investment in a 28% equity interest in Hangzhou Catering for cash consideration of $255 million. Hangzhou Catering holds a 45% equity interest in Hangzhou KFC, of which the Company previously held a 47% equity interest. Along with the investment, the Company also obtained two additional seats on the board of directors in Hangzhou KFC. Upon completion of the transaction, the Company directly and indirectly holds an approximately 60% equity interest in Hangzhou KFC and has majority representation on the board, and thus obtained control over Hangzhou KFC and started to consolidate its results from the acquisition date.

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

In addition to its equity interest in Hangzhou KFC, Hangzhou Catering operates approximately 70 Chinese dining restaurants under four time-honored brands and a food processing business. The Company applies the equity method of accounting to the 28% equity interest in Hangzhou Catering excluding the Hangzhou KFC business and recorded this investment in Equity investment based on its then fair value. The Company elected to report its share of Hangzhou Catering’s financial results with a one-quarter lag because its results are not available in time for the Company to record them in the concurrent period. The Company's equity income (losses) from Hangzhou Catering, net of taxes, were immaterial for the years ended December 31, 2023 and 2022, and included in Equity in net earnings (losses) from equity method investments in our Consolidated Statement of Income. As of December 31, 2023 and 2022, the carrying amount of the Company’s equity method investment in Hangzhou Catering was $41 million and $37 million, respectively, exceeding the Company’s interest in Hangzhou Catering’s underlying net assets by $24 million and $26 million, respectively. Substantially all of this difference was attributable to its self-owned properties and impact of related deferred tax liabilities determined upon acquisition, which is being depreciated over a weighted-average remaining useful life of 20 years.

The Company purchased inventories of $6 million from Hangzhou Catering for the year ended December 31, 2023, and the purchase amount was immaterial for the years ended December 31, 2022 and 2021, respectively. The Company’s accounts payable and other current liabilities due to Hangzhou Catering were immaterial at both December 31, 2023 and 2022.

Consolidation of Suzhou KFC

In the third quarter of 2020, the Company completed the acquisition of an additional 25% equity interest in Suzhou KFC for cash consideration of $149 million, increasing its equity interest to 72%, and thus the Company obtained control over Suzhou KFC and started to consolidate its results from the acquisition date.

As a result of the consolidation of Suzhou KFC, $61 million of the purchase price was allocated to the reacquired franchise right in 2020, which is amortized over the remaining franchise contract period of 2.4 years.

2023 Form 10-K

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

In May 2021, a senior executive of the Company was nominated and appointed to Sunner’s board of directors upon Sunner’s shareholder approval. Through this representation, the Company participates in Sunner’s policy making process. The representation on the board, along with the Company being one of Sunner’s significant shareholders, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. The Company’s equity income from Sunner, net of taxes, was $6 million for the year ended December 31, 2023 and immaterial for both the years ended December 31, 2022 and 2021, and included in Equity in net earnings (losses) from equity method investments in our Consolidated Statement of Income.

Since Sunner became the Company’s equity method investees in May 2021, the Company purchased inventories of $318 million from Sunner for the year ended December 31, 2021. The Company purchased inventories of $507 million and $433 million for years ended December 31, 2023 and 2022, respectively. The Company’s accounts payable and other current liabilities due to Sunner were $51 million and $53 million as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the Company’s investment in Sunner was stated at the carrying amount of $225 million and $227 million, respectively, which was $152 million and $157 million higher than the Company’s interest in Sunner’s underlying net assets, respectively. Of this basis difference, $16 million and $18 million was related to finite-lived intangible assets which are being amortized over estimated useful life of 20 years, respectively. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of December 31, 2023 and 2022, the market value of the Company’s investment in Sunner was $151 million and $214 million based on its quoted closing price, respectively.

Meituan Dianping (“Meituan”) Investment

In the third quarter of 2018, the Company subscribed for 8.4 million, or less than 1%, of the ordinary shares of Meituan, a delivery aggregator in China, for a total consideration of approximately $74 million, when it launched its initial public offering on the HKEX in September 2018. In the second quarter of 2020, the Company sold 4.2 million of the ordinary shares of Meituan.

2023 Form 10-K

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

A summary of pre-tax losses on investment in equity securities of Meituan recognized, which were included in Investment gain or loss in our Consolidated Statements of Income, is as follows:

	2023	2022	2021
Unrealized losses recorded on equity securities still held as of the end of the year	$(50)	$(27)	$(38)

Note 4 – Revenue

The following tables present revenue disaggregated by types of arrangements and segments:

	2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$8,116	$2,214	$61	$—	$10,391	$—	$10,391
Franchise fees and income	62	7	20	—	89	—	89
Revenues from transactions with franchisees	45	4	74	249	372	—	372
Other revenues	17	21	624	44	706	(580)	126
Total revenues	$8,240	$2,246	$779	$293	$11,558	$(580)	$10,978

	2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$7,120	$1,939	$51	$—	$9,110	$—	$9,110
Franchise fees and income	56	7	18	—	81	—	81
Revenues from transactions with franchisees	33	4	39	211	287	—	287
Other revenues	10	10	563	42	625	(534)	91
Total revenues	$7,219	$1,960	$671	$253	$10,103	$(534)	$9,569

	2021
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$6,816	$2,092	$53	$—	$8,961	$—	$8,961
Franchise fees and income	120	8	25	—	153	—	153
Revenues from transactions with franchisees	59	6	98	500	663	—	663
Other revenues	8	3	297	20	328	(252)	76
Total revenues	$7,003	$2,109	$473	$520	$10,105	$(252)	$9,853

2023 Form 10-K

Franchise Fees and Income

	2023	2022	2021
Initial fees, including renewal fees	$6	$6	$8
Continuing fees and rental income	83	75	145
Franchise fees and income	$89	$81	$153

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets in the Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $6 million at both December 31, 2023 and 2022.

Contract Liabilities

Contract liabilities at December 31, 2023 and 2022 were as follows:

	2023	2022
Contract liabilities
- Deferred revenue related to prepaid stored-value products	$142	$139
- Deferred revenue related to upfront franchise fees	37	32
- Deferred revenue related to customer loyalty programs	24	23
- Deferred revenue related to privilege membership programs	24	16
- Others	1	—
Total	$228	$210

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs, and customer loyalty programs is included in Accounts payable and other current liabilities in the Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of the year amounted to $106 million and $110 million in 2023 and 2022, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the years presented.

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

2023 Form 10-K

Note 5 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	2023	2022	2021
Net Income – Yum China Holdings, Inc.	$827	$442	$990
Weighted-average common shares outstanding (for basic calculation)(a)	416	421	422
Effect of dilutive share-based awards(a)	4	4	6
Effect of dilutive warrants(b)	—	—	6
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	420	425	434
Basic Earnings Per Common Share	$1.99	$1.05	$2.34
Diluted Earnings Per Common Share	$1.97	$1.04	$2.28
Share-based awards excluded from the diluted EPS computation(c)	3	4	2
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
(c)
These outstanding SARs, RSUs and PSUs were excluded from the computation of diluted EPS because to do so would have been antidilutive for the years presented, or because certain PSUs are contingently issuable based on the achievement of performance and market conditions, which have not been met as of December 31, 2023, 2022 and 2021.

Note 6 – Other Expenses (Income), net

	2023	2022	2021
Amortization of reacquired franchise rights(a)	$2	$97	$43
Gain from re-measurement of equity interest upon acquisition(b)	—	—	(628)
Equity income from investments in unconsolidated affiliates(c)	—	—	(43)
Foreign exchanges and other	(2)	(3)	(15)
Other expenses (income), net	$—	$94	$(643)
(a)
As a result of the acquisition of Hangzhou KFC, Suzhou KFC and Wuxi KFC, $66 million, $61 million and $61 million of the purchase price were allocated to intangible assets related to reacquired franchise rights, respectively, which are being amortized over the remaining franchise contract period of 1 year, 2.4 years and 5 years. (See Note 3 for additional information). The above reacquired franchise rights were substantially amortized as of December 31, 2022 and resulted in the decrease of amortization expenses in 2023.
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

2023 Form 10-K

Note 7 – Supplemental Balance Sheet Information

Accounts Receivable, net	2023	2022
Accounts receivable, gross	$69	$66
Allowance for doubtful accounts	(1)	(2)
Accounts receivable, net	$68	$64

Prepaid Expenses and Other Current Assets	2023	2022
VAT assets	$91	$88
Receivables from payment processors and aggregators	78	53
Interest receivables	46	31
Deposits, primarily lease deposits	25	24
Other prepaid expenses and current assets	99	111
Prepaid expenses and other current assets	$339	$307

PP&E	2023	2022
Buildings and improvements, and construction in progress	$3,073	$2,912
Finance leases, primarily buildings	68	62
Machinery and equipment	1,742	1,612
PP&E, gross	4,883	4,586
Accumulated depreciation	(2,573)	(2,468)
PP&E, net	$2,310	$2,118

Depreciation and amortization expense related to property, plant and equipment was $442 million, $497 million and $465 million in 2023, 2022 and 2021, respectively.

Equity Investments	2023	2022
Investment in equity method investees	$287	$266
Investment in equity securities	45	95
Equity investments	$332	$361

Other Assets	2023	2022
Land use right(a)	$115	$123
Long-term deposits, primarily lease deposits	94	90
Prepayment for acquisition of PP&E(b)	28	6
Costs to obtain contracts	6	6
VAT assets	6	5
Others	16	18
Other assets	$265	$248
(a)
Amortization expense related to land use right was $4 million, $5 million and $5 million in 2023, 2022 and 2021, respectively.
(b)
The increase was primarily due to a prepayment made in relation to the acquisition of a building located in Shanghai to house the Company’s headquarters and flagship stores, which is currently expected to be delivered to the Company around 2026.

Accounts Payable and Other Current Liabilities	2023	2022
Accounts payable	$786	$727
Operating lease liabilities	426	448
Accrued compensation and benefits	299	285
Accrued capital expenditures	226	181
Contract liabilities	196	182
Accrued marketing expenses	51	72
Dividends payable	40	51
Other current liabilities	140	150
Accounts payable and other current liabilities	$2,164	$2,096

2023 Form 10-K

Other Liabilities	2023	2022
Accrued income tax payable	$39	$52
Contract liabilities	32	28
Other non-current liabilities	86	82
Other liabilities	$157	$162

Note 8 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2021
Goodwill, gross	$2,533	$2,040	$20	$473
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$2,142	$2,040	$20	$82
Goodwill acquired(b)	16	15	1	—
Effect of currency translation adjustments	(170)	(162)	(2)	(6)
Balance as of December 31, 2022
Goodwill, gross	2,379	1,893	19	467
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$1,988	$1,893	$19	$76
Goodwill acquired(b)	1	1	—	—
Effect of currency translation adjustments	(57)	(54)	(1)	(2)
Balance as of December 31, 2023
Goodwill, gross	2,323	1,840	18	465
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$1,932	$1,840	$18	$74
(a)
Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.
(b)
Goodwill acquired resulted from the acquisition of restaurants from our existing franchisees during 2022 and 2023, which was immaterial.

Intangible assets, net as of December 31, 2023 and 2022 are as follows:

	2023				2022
	Gross Carrying Amount(a)	Accumulated Amortization(a)	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$268	$(265)	$—	$3	$276	$(271)	$—	$5
Huang Ji Huang franchise related assets	21	(4)	—	17	22	(3)	—	19
Daojia platform	16	(4)	(12)	—	16	(4)	(12)	—
Customer-related assets	12	(10)	(2)	—	12	(9)	(2)	1
Other	9	(6)	—	3	9	(5)	—	4
	$326	$(289)	$(14)	$23	$335	$(292)	$(14)	$29
Indefinite-lived intangible assets
Little Sheep trademark	$51	$—	$—	$51	$52	$—	$—	$52
Huang Ji Huang trademark	76	—	—	76	78	—	—	78
	$127	$—	$—	$127	$130	$—	$—	$130

Total intangible assets	$453	$(289)	$(14)	$150	$465	$(292)	$(14)	$159
(a)
Changes in gross carrying amount and accumulated amortization include the effect of currency translation adjustments.
(b)
Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

2023 Form 10-K

Amortization expense for finite-lived intangible assets was $4 million in 2023, $99 million in 2022 and $45 million in 2021. The decrease in amortized expense for finite-lived intangible assets in 2023 was primarily due to certain reacquired franchise rights being substantially amortized as of December 31, 2022 (See Note 6 for details). Amortization expense for finite-lived intangible assets is expected to approximate $2 million in each of 2024, 2025, 2026, 2027 and 2028.

Note 9 – Credit Facilities and Short-term Borrowings

As of December 31, 2023, the Company had credit facilities of RMB7,112 million (approximately $1,002 million), comprised of onshore credit facilities in the aggregate amount of RMB5,550 million (approximately $782 million) and offshore credit facilities in the aggregate amount of $220 million.

The credit facilities had remaining terms ranging from less than one year to three years as of December 31, 2023. Our credit facilities mainly include term loans, overdrafts, letters of credit, banker’s acceptance notes and bank guarantees. The credit facilities in general bear interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreements. As of December 31, 2023 and 2022, we had outstanding short-term bank borrowings of $168 million and $2 million, respectively, mainly to manage working capital at our operating subsidiaries, which were secured by short-term investments of $79 million and $1 million, respectively. The RMB denominated bank borrowings bear a weighted-average interest rate of 1.7%, and are due within one year from their issuance dates. As of December 31, 2023, we also had outstanding bank guarantees of RMB222 million (approximately $31 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants. Our credit facilities were therefore reduced by outstanding short-term bank borrowings, adjusted for unamortized interest and collateral, and outstanding guarantees. As of December 31, 2023, the Company had unused credit facilities of approximately $881 million.

Note 10 – Investment Agreements with Strategic Investors

On September 1, 2016, YUM and the Company entered into investment agreements (the “Investment Agreements”) with each of Pollos Investment L.P., an affiliate of Primavera Capital Group (“Primavera”), and API (Hong Kong) Investment Limited, an affiliate of Ant Group Co., Ltd (previously known as Zhejiang Ant Small and Micro Financial Services Group Co., Ltd., “Ant Financial”). Pursuant to the Investment Agreements, on November 1, 2016 (“Closing Date”), Primavera and Ant Financial invested $410 million and $50 million, respectively, for a collective $460 million investment (the “Investment”) in the Company in exchange for: (i) over 18 million shares of Yum China common stock and (ii) two tranches of warrants (the “Warrants”). Upon exercise, the first tranche of Warrants initially provided Primavera and Ant Financial with the right to purchase 7,309,057 and 891,348 shares of Yum China common stock, respectively, at an initial exercise price of $31.40 per share. The second tranche of Warrants initially provided Primavera and Ant Financial with the right to purchase the same number of shares of Yum China common stock under the first tranche of Warrants, at an initial exercise price of $39.25 per share. The Warrants were exercisable at any time through October 31, 2021 and contain customary anti-dilution protections, which were equity-classified and recorded in Additional paid in capital in the Consolidated balance sheet presented since December 2016, when the number of Warrants to be issued became fixed.

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

2023 Form 10-K

Note 11 – Leases

As of December 31, 2023, we leased over 12,500 properties in China for our Company-owned restaurants. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant profit is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In limited cases, we sub-lease certain restaurants to franchisees in connection with refranchising transactions or lease our properties to other third parties. The lease payments under these leases are generally based on the higher of a fixed base rent or a percentage of the restaurant’s annual sales. Income from sub-lease agreements with franchisees or lease agreements with other third parties are included in Franchise fees and income and Other revenues, respectively, within our Consolidated Statements of Income.

Supplemental Balance Sheet
	2023/12/31	2022/12/31	Account Classification
Assets
Operating lease right-of-use assets	$2,217	$2,219	Operating lease right-of-use assets
Finance lease right-of-use assets	41	38	PP&E
Total leased assets	$2,258	$2,257

Liabilities
Current
Operating lease liabilities	$426	$448	Accounts payable and other current liabilities
Finance lease liabilities	5	5	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,899	1,906	Non-current operating lease liabilities
Finance lease liabilities	44	42	Non-current finance lease liabilities
Total lease liabilities	$2,374	$2,401

Summary of Lease Cost				Account Classification
	2023	2022	2021

Operating lease cost	$517	$564	$564	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	5	4	3	Occupancy and other operating expenses
Interest on lease liabilities	2	2	2	Interest expense, net
Variable lease cost(a)	402	303	346	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	15	12	9	Occupancy and other operating expenses or G&A
Sub-lease income	(21)	(23)	(26)	Franchise fees and income or Other revenues
Total lease cost	$920	$862	$898
(a)
The Company was granted $11 million, $39 million and $12 million in lease concessions from landlords related to the effects of the COVID-19 pandemic for the years ended December 31, 2023, 2022 and 2021, respectively. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff question-and-answer document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted.

2023 Form 10-K

Supplemental Cash Flow Information
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$531	$549	$573
Operating cash flows from finance leases	2	2	2
Financing cash flows from finance leases	5	4	2
Right-of-use assets obtained in exchange for lease liabilities(b):
Operating leases	$456	$191	$541
Finance leases	7	10	11
(b)
This supplemental non-cash disclosure for ROU assets obtained in exchange for lease liabilities includes an increase in lease liabilities associated with obtaining new ROU assets of $451 million, $344 million and $557 million for the years ended December 31, 2023, 2022 and 2021, respectively, as well as adjustments to lease liabilities or ROU assets due to modification or other reassessment events, which resulted in an increase of $12 million, a decrease of $143 million and $5 million in lease liabilities for the years ended December 31, 2023, 2022 and 2021, respectively.

Lease Term and Discount Rate	2023	2022
Weighted-average remaining lease term (years)
Operating leases	7.1	7.1
Finance leases	10.9	11.2

Weighted-average discount rate
Operating leases	4.9%	5.1%
Finance leases	5.0%	5.1%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of December 31, 2023 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
2024	$525	$7	$532
2025	445	6	451
2026	399	6	405
2027	345	6	351
2028	280	6	286
Thereafter	763	32	795
Total undiscounted lease payment	2,757	63	2,820
Less: imputed interest(c)	432	14	446
Present value of lease liabilities	$2,325	$49	$2,374
(c)
As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of December 31, 2023, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $110 million. These leases will commence between 2024 and 2026 with lease terms of 1 year to 20 years.

Note 12 – Fair Value Measurements and Disclosures

The Company’s financial assets and liabilities primarily consist of cash and cash equivalents, short-term investments, long-term bank deposits and notes, accounts receivable, accounts payable, short-term borrowings and lease liabilities, and the carrying values of these assets and liabilities approximate their fair value in general.

The Company's financial assets also include its investment in the equity securities of Meituan, which is measured at fair value based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our Consolidated Statements of Income.

2023 Form 10-K

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term bank deposits and notes, and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred in 2023 and 2022.

		Fair Value Measurement or Disclosure at December 31, 2023
	Balance at December 31, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$293		$293
Fixed income debt securities(a)	14	14
Money market funds	11	11
Total cash equivalents	318	25	293	—
Short-term investments:
Time deposits	1,113		1,113
Fixed income debt securities(a)	200		200
Structured deposits	138		138
Variable return investments	21	21
Total short-term investments	1,472	21	1,451	—
Long-term bank deposits and notes
Time deposits	903		903
Fixed income bank notes	362		362
Total long-term bank deposits and notes	1,265		1,265
Equity investments:
Investment in equity securities	45	45
Total	$3,100	$91	$3,009	$—

		Fair Value Measurement or Disclosure at December 31, 2022
	Balance at December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$355		$355
Fixed income debt securities(a)	129	29	100
Money market funds	59	59
Total cash equivalents	543	88	455	—
Short-term investments:
Time deposits	1,434		1,434
Fixed income debt securities(a)	500		500
Structured deposits	88		88
Total short-term investments	2,022	—	2,022	—
Long-term bank deposits and notes
Time deposits	680		680
Equity investments:
Investment in equity securities	95	95
Total	$3,340	$183	$3,157	$—

(a)
Classified as held-to-maturity investments and measured at amortized cost.

The Company is required to place bank deposits or purchase insurance to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements. $21 million of time deposits in Short-term investments and $28 million of time deposits in Long-term bank deposits and notes were restricted for use as of December 31, 2023, and $81 million of time deposits in Long-term bank deposits and notes was restricted for use as of December 31, 2022. The decrease was primarily due to insurance purchased by the Company to secure a portion of prepaid stored-value cards.

2023 Form 10-K

Non-recurring fair value measurements

In addition, certain of the Company’s restaurant-level assets (including operating lease ROU assets, PP&E), goodwill and intangible assets, are measured at fair value based on unobservable inputs (Level 3) on a non-recurring basis, if determined to be impaired. As of each relevant measurement date, the fair value of restaurant-level assets, if determined to be impaired, are primarily represented by the price market participant would pay to sub-lease the operating lease ROU assets and acquire the remaining restaurants assets, which reflects the highest and best use of the assets. Significant unobservable inputs used in the fair value measurement include market rental prices, which were determined with the assistance of an independent valuation specialist. The direct comparison approach is used as the valuation technique by assuming a sub-lease of each of the properties in its existing state with vacant possession. By making reference to lease transactions as available in the relevant market, comparable properties in close proximity have been selected and adjustments have been made to account for any difference in factors such as location and property size.

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the years ended December 31, 2023, 2022 and 2021. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective year-end dates.

	2023	2022	2021	Account Classification

Restaurant-level impairment(a)	20	24	32	Closures and impairment expenses, net

(a)
Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted mainly from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. After considering the impairment charges recorded during the corresponding years, the fair value of such assets as of the relevant measurement date was $68 million, $97 million and $112 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Note 13 – Retirement Plans

For executives who were hired or re-hired after September 30, 2001, YUM has implemented the YUM LRP. This is an unfunded, unsecured account-based retirement plan which allocates a percentage of pay to an account payable to the executive following the executive’s separation of employment from YUM or attainment of age 55. The Company adopted the YCHLRP upon separation while the assets and liabilities associated with these employees under YUM LRP were transferred to YCHLRP. YCHLRP will continue to be in effect until terminated by the Company’s Board of Directors. The terms of the YCHLRP are substantially similar to the terms of the YUM LRP. Under the YCHLRP, certain executives who are at least age 21, who are classified as salary level 12, who are not eligible to participate in a tax-qualified defined benefit plan, and who satisfy certain additional requirements as to work location and assignment, are eligible to participate in the YCHLRP if selected for participation by the Company. The YCHLRP is an unfunded, unsecured account-based retirement plan that allocates a percentage of pay to an account payable to an executive following the later to occur of the executive’s separation of employment from the Company or attainment of age 55. Under the YCHLRP, participants aged 55 or older are entitled to a lump sum distribution of their account balance on the last day of the calendar quarter that occurs on or follows their separation of employment. The liabilities attributable to our employees under the YCHLRP were insignificant as of December 31, 2023 and 2022.

YUM offers certain of the Company’s executives working in China retirement benefits under the Bai Sheng Restaurants China Holdings Limited Retirement Scheme (previously known as the Bai Sheng Restaurants (Hong Kong) Ltd. Retirement Scheme). Under this defined contribution plan, YUM provides a Company-funded contribution ranging from 5% to 10% of an executive’s base salary. Upon termination, participants will receive a lump sum equal to a percentage of the Company’s contributions inclusive of investment return. This percentage is based on a vesting schedule that provides participants with a vested 30% interest upon completion of a minimum of 3 years of service, and an additional 10% vested interest for each additional completed year, up to a maximum of 100%. The Company adopted the same plan after the separation and the contribution amount to the plan for the years ended December 31, 2023, 2022 and 2021 was immaterial.

2023 Form 10-K

As stipulated by Chinese state regulations, the Company participates in a government-sponsored defined contribution retirement plan. Substantially all employees are entitled to an annual pension equal to a fixed proportion of the average basic salary amount of the geographical area of their last employment at their retirement date. We are required to make contributions to the local social security bureau between 13% and 20% of the previous year’s average basic salary amount of the geographical area where the employees are under our employment. Contributions are recorded in the Consolidated Statements of Income as they become payable. We have no obligation for the payment of pension benefits beyond the annual contributions as set out above. In 2022, in relation to effect of the COVID-19 pandemic, the Company also recorded one-time relief of enterprise social security contributions as a reduction to related expense (See Note 2 government subsidies for additional information). The Company contributed $230 million, $183 million and $183 million to the government-sponsored plan for the year ended December 31, 2023, 2022 and 2021, respectively.

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

2023 Form 10-K

Award Valuation

Stock Options and SARs

The Company estimated the fair value of each stock option and SAR award granted to the Company’s employees as of the date of grant, using the BS model with the following assumptions:

	2023	2022	2021
Risk-free interest rate	3.9%	1.6%	0.4%
Expected term (years)	6.50	6.25	6.25
Expected volatility	36.3%	32.4%	33.9%
Expected dividend yield	0.8%	1.0%	0.8%

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

In addition, the Company also granted annual PSU awards since 2020. These annual PSU awards are based on the Company’s achievement of one or more performance goals, including relative total shareholder return against selected indices or the constituents of the indices, and will cliff vest only if threshold performance goals are achieved over a three-year performance period.

The fair value of PSU awards was determined based on the closing price of the Company's stock on the date of the grant and the outcome of the MCS model with the following assumptions:

	2023	2022	2021
Risk-free interest rate	4.2%	1.8%	0.2%
Expected volatility	39.3%	30.8%	35.7%

Compensation costs associated with annual and Partner PSU Awards are recognized on a straight-line basis over the performance period when performance conditions are probable of being achieved, adjusted for estimated forfeiture rate.

2023 Form 10-K

Others

Commencing from November 11, 2016, Yum China also granted annual awards of common stock to non-employee directors for their service on Yum China’s Board of Directors. The fair value of these awards is based on the closing price of the Company’s common stock on the date of grant. The shares were issued outright to the directors on the date of grant, with no conditions attached. Therefore, the fair value of the awards was fully recognized as expenses upon grant. For the years ended December 31, 2023, 2022 and 2021, a total of 45,843, 47,820 and 31,182 shares of Yum China common stock, respectively, were granted to non-employee directors and the grant-date fair value of $2.7 million, $2.1 million and $2.1 million, respectively, was immediately recognized in full in the Consolidated Statements of Income.

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of 2023	9,605		34.71
Granted	345		62.14
Exercised	(1,367)		24.98
Forfeited or expired	(112)		52.81
Outstanding at the end of 2023	8,471	(a)	37.16	4.52	73
Exercisable at the end of 2023	6,766		33.09	3.71	73

(a)
Outstanding awards include 87,077 stock options and 8,384,079 SARs with weighted-average exercise prices of $21.66 and $37.32, respectively. Outstanding awards represent Yum China awards held by employees of both the Company and YUM.

The weighted-average grant-date fair value of SARs granted in 2023, 2022 and 2021 was $24.67, $15.55 and $17.44, respectively. The total intrinsic value of stock options and SARs exercised by the Company’s employees during the years ended December 31, 2023, 2022 and 2021 was $25 million, $22 million and $22 million, respectively.

As of December 31, 2023, $18 million of unrecognized compensation cost related to unvested SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.53 years. The total fair value at grant date of awards held by the Company’s employees that vested during 2023, 2022 and 2021 was $15 million, $16 million and $15 million, respectively.

RSUs

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested at the beginning of 2023	875	54.13
Granted	503	61.17
Vested	(154)	51.31
Forfeited or expired	(57)	56.06
Unvested at the end of 2023	1,167	57.44

The weighted-average grant-date fair value of RSUs granted in 2023, 2022 and 2021 was $61.17, $50.11 and $58.77, respectively. As of December 31, 2023, $34 million of unrecognized compensation cost related to 1,166,863 unvested RSUs, which will be reduced by any forfeiture that occurs, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.65 years. The total fair value at grant date of awards that vested during 2023, 2022 and 2021 was $8 million, $7 million and $11 million, respectively.

2023 Form 10-K

PSUs

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested at the beginning of 2023	1,076	44.04
Granted	189	71.01
Vested	(963)	42.23
Forfeited or expired	(34)	47.91
Unvested at the end of 2023	268	69.05

The weighted-average grant-date fair value of PSUs granted in 2023, 2022 and 2021 was $71.01, $61.33 and $68.04, respectively. As of December 31, 2023, $13 million of unrecognized compensation cost related to 268,435 unvested PSUs, which will be reduced by any forfeiture that occurs and adjusted based on the Company’s achievement of performance goals, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.88 years. The total fair value at grant date of awards that vested during 2023, 2022 and 2021 was $41 million, $5 million and $3 million, respectively.

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

Impact on Net Income

Share-based compensation expense was $64 million, $42 million and $41 million for 2023, 2022 and 2021, respectively. Deferred tax benefits and tax benefits realized on our tax returns from tax deductions associated with share-based compensation were immaterial in each of 2023, 2022 and 2021.

Note 15 – Equity

Immediately after the separation on October 31, 2016, Yum China authorized capital stock consisted of 1,000 million shares of common stock, par value $0.01 per share, and 364 million shares of Yum China common stock were issued and outstanding. As of December 31, 2023, 407 million shares of Yum China common stock were issued and outstanding.

Share Repurchase and Retirement

The Company repurchased 12.4 million shares of common stock for $617 million, 10.5 million shares of common stock for $466 million and 1.3 million shares of common stock for $75 million for the years ended December 31, 2023, 2022 and 2021, respectively. The total repurchase cost of 2023 included $4 million settled subsequent to December 31, 2023 for shares repurchased with trade dates on and prior to December 31, 2023. On November 2, 2023, our Board of Directors increased the share repurchase authorization by $1 billion to an aggregate of $3.4 billion, of which $1.5 billion remained available as of December 31, 2023.

As both of December 31, 2023 and 2022, all shares repurchased were retired and resumed the status of authorized and unissued shares of common stock.

The Inflation Reduction Act of 2022 (“IRA”), which is discussed further in Note 16, imposes an excise tax of 1% on net share repurchases that occur after December 31, 2022. Estimated excise tax on net share repurchases, which was recognized as part of the cost of the shares repurchased, amounted to $6 million for the year ended December 31, 2023.

Cash Dividend

On October 4, 2017, the Board of Directors approved a regular quarterly cash dividend program, and we have paid a quarterly cash dividend on Yum China’s common stock since the fourth quarter of 2017, except for the second and third quarters of 2020 due to the unprecedented effects of the COVID-19 pandemic. Cash dividends totaling $216 million, $202 million and $203 million were paid to stockholders in 2023, 2022 and 2021, respectively.

2023 Form 10-K

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The Company’s Other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 and AOCI balances as of December 31, 2023 and 2022 were comprised solely of foreign currency translation adjustments. Other comprehensive loss was $146 million and $431 million for the year ended December 31, 2023 and 2022, respectively, and other comprehensive income was $108 million for the years ended December 31, 2021. The accumulated balances reported in AOCI in the Consolidated Balance Sheets for currency translation adjustments were a net loss of $229 million and $103 million as of December 31, 2023 and 2022, respectively. There was no tax effect related to the components of Other comprehensive income (loss) for all years presented.

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

As a result of these Chinese laws and regulations subject to the limit discussed above that require annual appropriations of 10% of after-tax income to be set aside, prior to payment of dividends as general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the PRC subsidiaries were approximately $1 billion as of December 31, 2023.

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

In August 2022, the IRA was signed into law in the U.S., which contains certain tax measures, including a Corporate Alternative Minimum Tax (“CAMT”) of 15% on certain large corporations. On December 27, 2022, the U.S. Treasury Department and the Internal Revenue Services (the “IRS”) released Notice 2023-7, announcing their intention to issue proposed regulations addressing the application of the new CAMT. In 2023, additional notices were released to continue to provide interim guidance regarding certain CAMT issues before proposed regulations are published. The Company will monitor the regulatory developments and continue to evaluate the impact on our financial statements, if any.

In December 2022, a refined Foreign Sourced Income Exemption (“FSIE”) regime was published in Hong Kong and took effect from January 1, 2023. Under the new FSIE regime, certain foreign sourced income would be deemed as being sourced from Hong Kong and chargeable to Hong Kong Profits Tax, if the recipient entity fails to meet the prescribed exception requirements. Certain dividends, interests and disposal gains, if any, received by us and our Hong Kong subsidiaries may be subject to the new tax regime. Based on our preliminary analysis, this legislation did not have a material impact on our financial statements. The Company will monitor the developments and continue to evaluate the impact, if any.

2023 Form 10-K

The Organization for Economic Cooperation and Development (the "OECD"), the European Union and other jurisdictions (including jurisdictions in which we have operations or presence) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD's Pillar Two initiative introduces a 15% global minimum tax applied on a country-by-country basis and for which many jurisdictions have now committed to an effective enactment date starting January 1, 2024. The Company will monitor the regulatory developments and continue to evaluate the impact, if any.

U.S. and foreign income (loss) before taxes are set forth below:

	2023	2022	2021
U.S.	$42	$7	$(1)
Mainland China	1,165	686	1,424
Other Foreign	19	(6)	(31)
	$1,226	$687	$1,392

The details of our income tax provision are set forth below:

		2023	2022	2021
Current:	Federal	$14	$5	$—
	Foreign	325	222	209
		$339	$227	$209

Deferred:	Federal	$(11)	$(6)	$(8)
	Foreign	1	(14)	168
		$(10)	$(20)	$160
		$329	$207	$369

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2023		2022		2021
U.S. federal statutory rate	$257	21.0%	$144	21.0%	$292	21.0%
Statutory rate differential attributable to foreign operations	49	4.0	31	4.5	50	3.6
Withholding tax on distributable earnings	36	2.9	28	4.1	25	1.8
Effect of preferential tax benefit	(15)	(1.2)	(5)	(0.7)	(2)	(0.2)
Adjustments to reserves and prior years	(3)	(0.3)	(3)	(0.6)	(4)	(0.3)
Change in valuation allowances	4	0.3	9	1.3	9	0.7
Other, net	1	0.2	3	0.5	(1)	(0.1)
Effective income tax rate	$329	26.9%	$207	30.1%	$369	26.5%

Statutory rate differential attributable to foreign operations. This item includes local taxes and shareholder-level taxes, net of foreign tax credits. A majority of our income is earned in China, which is generally subject to a 25% tax rate. The negative impact in 2023, 2022 and 2021 is primarily due to the U.S. federal statutory rate of 21%, which is lower than China’s statutory income tax rate.

Withholding tax on distributable earnings. This item represents withholding tax impact on planned or actual repatriation of earnings outside of China, at the withholding tax rate of 5% or 10% depending on the manner of repatriation and the applicable tax treaties or tax arrangements.

Effect of preferential tax benefit. This item represents the benefits from preferential tax rates applied at certain qualified Chinese subsidiaries.

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

2023 Form 10-K

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

The details of 2023 and 2022 deferred tax assets (liabilities) are set forth below:

	2023			2022
	Assets	Liabilities	Total	Assets	Liabilities	Total
Operating losses and tax credit carryforwards	$42	$—	$42	$47	$—	$47
Tax benefit from Little Sheep restructuring	14	—	14	15	—	15
Employee compensation and benefits	12	—	12	12	—	12
Deferred income and other	112	—	112	94	—	94
Lease	600	(556)	44	605	(556)	49
Property, plant and equipment	—	(144)	(144)	—	(136)	(136)
Intangible assets	—	(38)	(38)	—	(40)	(40)
Gain from re-measurement of equity interest upon acquisition	—	(219)	(219)	—	(226)	(226)
Withholding tax on distributable earnings	—	(33)	(33)	—	(34)	(34)
Unrealized gains from equity securities	—	(1)	(1)	—	(12)	(12)
Others	8	—	8	11	—	11
Valuation Allowance	(58)	—	(58)	(57)	—	(57)
Net deferred tax assets (liabilities)	$730	(991)	$(261)	$727	(1,004)	$(277)

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. Except for the planned but yet to be distributed earnings, we have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31, 2017 was subject to the one-time transition tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes. We estimate that our total temporary difference for which we have not provided foreign withholding taxes is approximately $3 billion at December 31, 2023. The foreign withholding tax rate on this amount is 5% or 10% depending on the manner of repatriation and the applicable tax treaties or tax arrangements.

At December 31, 2023, the Company had operating loss carryforwards of $177 million, primarily related to certain underperforming entities, most of which will expire by 2028. These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income.

Cash payments for tax liabilities on income tax returns filed were $324 million, $204 million and $255 million in 2023, 2022 and 2021, respectively.

We recognize the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

2023 Form 10-K

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022
Beginning of Year	$21	$20
Additions on tax positions	5	6
Reductions due to statute expiration	(6)	(5)
End of Year	$20	$21

In 2023 and 2022, our unrecognized tax benefits were increased by $5 million and $6 million, respectively. The unrecognized tax benefits balance of $20 million as of December 31, 2023 related to the uncertainty with regard to the deductibility of certain business expenses incurred, all of which, if recognized upon audit settlement or statute expiration, would affect the effective tax rate. The Company believes it is reasonably possible its unrecognized tax benefits of $20 million as of December 31, 2023, which is included in Other liabilities on the Consolidated Balance Sheet, may decrease by approximately $5 million in the next 12 months, which if recognized, would affect the 2024 effective tax rate. The accrued interest and penalties related to income taxes at December 31, 2023 and 2022 are set forth below:

	2023	2022
Accrued interest and penalties	$4	$4

During 2023, 2022 and 2021, a net benefit of nil, $1 million and nil for interest and penalties was recognized in our Consolidated Statements of Income as components of our income tax provision, respectively.

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

Note 17 – Segment Reporting

The Company has two reportable segments: KFC and Pizza Hut. Our non-reportable operating segments, including the operations of Lavazza, Huang Ji Huang, Little Sheep and Taco Bell, our delivery operating segment and our e-commerce business, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. For 2022 and 2021, All Other Segments also included COFFii & JOY and East Dawning.

	2023
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenues
Revenue from external customers	$8,240	$2,246	$199	$293	$10,978	$—	$10,978
Inter-segment revenue	—	—	580	—	580	(580)	—
Total	$8,240	$2,246	$779	$293	$11,558	$(580)	$10,978

2023 Form 10-K

	2022
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenues
Revenue from external customers	$7,219	$1,960	$155	$235	$9,569	$—	$9,569
Inter-segment revenue	—	—	516	18	534	(534)	—
Total	$7,219	$1,960	$671	$253	$10,103	$(534)	$9,569

	2021
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenues
Revenue from external customers	$7,003	$2,109	$227	$514	$9,853	$—	$9,853
Inter-segment revenue	—	—	246	6	252	(252)	—
Total	$7,003	$2,109	$473	$520	$10,105	$(252)	$9,853

Operating Profit (Loss)	2023	2022	2021
KFC(b)	$1,202	$787	$827
Pizza Hut	142	70	111
All Other Segments	(31)	(50)	(29)
Unallocated revenues from transactions with franchisees(c)	249	211	500
Unallocated Other revenues	44	42	20
Unallocated expenses for transactions with franchisees(c)	(246)	(211)	(497)
Unallocated Other operating costs and expenses	(42)	(39)	(17)
Unallocated and corporate G&A expenses	(214)	(184)	(171)
Unallocated Other income(d)	2	3	642
Operating Profit	$1,106	$629	$1,386
Interest income, net(a)	169	84	60
Investment loss(a)	(49)	(26)	(54)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	$1,226	$687	$1,392

	Depreciation and Amortization
	2023	2022	2021
KFC	$319	$460	$378
Pizza Hut	93	108	111
All Other Segments	9	10	9
Corporate and Unallocated	32	24	18
	$453	$602	$516

	Impairment Charges
	2023	2022	2021
KFC(e)	$18	$31	$30
Pizza Hut(e)	10	9	13
All Other Segments(e)	9	11	5
	$37	$51	$48

	Capital Spending
	2023	2022	2021
KFC	$358	$327	$398
Pizza Hut	113	116	98
All Other Segments	18	16	16
Corporate and Unallocated	221	220	177
	$710	$679	$689

2023 Form 10-K

	Total Assets
	2023	2022
KFC	$5,371	$5,296
Pizza Hut	904	880
All Other Segments	347	381
Corporate and Unallocated(f)	5,409	5,269
	$12,031	$11,826
(a)
Amounts have not been allocated to any segment for performance reporting purposes.
(b)
Includes equity income of $50 million from our investment in Hangzhou KFC in the year ended 2021 before we consolidated its results upon completion of the acquisition. See Note 3 for details.
(c)
Primarily includes revenues and associated expenses of transactions with franchisees derived from the Company’s central procurement model whereby the Company centrally purchases substantially all food and paper products from suppliers then sells and delivers to KFC and Pizza Hut restaurants, including franchisees and former unconsolidated affiliates. Amounts have not been allocated to any segment for purposes of making operating decisions or assessing financial performance as the transactions are deemed corporate revenues and expenses in nature.
(d)
In 2021, unallocated other income primarily includes gain from re-measurement of previously held equity interest in connection with the acquisition of Hangzhou KFC and the Lavazza joint venture. See Note 3 for more information.
(e)
Primarily includes store closure impairment charges and restaurant-level impairment charges resulting from our semi-annual impairment evaluation. See Note 12 for more information.
(f)
Primarily includes cash and cash equivalents, short-term investments, long-term bank deposits and notes, equity investments, and inventories that are centrally managed and PP&E that are not specifically identifiable within each segment.

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

2023 Form 10-K

Indemnification of Officers and Directors

The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that require the Company to indemnify directors or officers for monetary damages for actions taken as a director or officer of the Company or while serving at the Company’s request as a director or officer or another position at another corporation or enterprise, as the case may be. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s bylaws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero as of December 31, 2023.

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

Note 19 – Subsequent Events

Cash Dividend

On February 6, 2024, the Company announced that the Board of Directors declared a cash dividend of $0.16 per share on Yum China’s common stock, payable on March 26, 2024, to stockholders of record as of the close of business on March 5, 2024. Total estimated cash dividend payable is approximately $64 million.

2023 Form 10-K

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

KPMG Huazhen LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2023 and has issued their report, included herein.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2023.

Item 9B. Other Information.

During the quarter ended December 31, 2023, none of the Company’s officers (as defined in Rule 16a-1(f) under the Exchange Act, as amended) or directors adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

2023 Form 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding the Company’s Audit Committee and the Audit Committee financial expert, the Company’s code of conduct and background of the directors appearing under the captions “Governance of the Company” and “Election of Directors” is incorporated herein by reference to the 2024 Proxy Statement.

Information regarding executive officers of the Company is incorporated by reference from Part I of this Form 10-K.

Item 11. Executive Compensation.

Information regarding executive and director compensation and the Company’s Compensation Committee appearing under the captions “Executive Compensation”, “2023 Director Compensation” and “Governance of the Company” is incorporated herein by reference to the 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated herein by reference to the 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated herein by reference to the 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Approval and Ratification of Independent Auditors” is incorporated herein by reference to the 2024 Proxy Statement.

2023 Form 10-K

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

2023 Form 10-K

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

10.8

Shareholders Agreement, dated as of November 1, 2016, by and among Yum China Holdings, Inc., Pollos Investment L.P. and API (Hong Kong) Investment Limited (incorporated by reference to Exhibit 10.7 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

2023 Form 10-K

10.9	Form of Yum China Holdings, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.10 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2016).

10.10

Yum China Holdings, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 5 to Yum China Holdings, Inc.’s Registration Statement on Form 10, filed on September 16, 2016). †

10.11

Yum China Holdings, Inc. Leadership Retirement Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 5 to Yum China Holdings, Inc.’s Registration Statement on Form 10, filed on September 16, 2016). †

10.12	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 5 to Yum China Holdings, Inc.’s Registration Statement on Form 10, filed on September 16, 2016). †

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

10.15

Letter of Understanding, dated as of September 29, 2017, by and between Yum China Holdings, Inc. and Joey Wat (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on October 5, 2017). †

10.16	Yum China Holdings, Inc. Performance Share Unit Plan (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 4, 2018). †

10.17

Employment Letter, effective September 16, 2019, by and between Yum China Holdings, Inc. and Andy Yeung (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on September 6, 2019). †

10.18	Yum China Holdings, Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on October 2, 2019). †

10.19

Confirmatory License Agreement, dated January 1, 2020, by and between by and between Yum Restaurants Consulting (Shanghai) Company Limited and YRI China Franchising LLC. (incorporated by reference to Exhibit 10.24 to Yum China Holdings, Inc.’s Annual Report on Form 10-K filed on February 26, 2021).

10.20

Form of Yum China Holdings, Inc. Long Term Incentive Plan Performance Share Units Agreement (Annual PSU Grants) (incorporated by reference to Exhibit 10.1 to Yum China Holding, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2020). †

10.21

Form of Yum China Holdings, Inc. Long Term Incentive Plan Performance Share Units Agreement (Partner PSU Awards) (incorporated by reference to Exhibit 10.2 to Yum China Holding, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2020). †

10.22

Form of Yum China Holdings, Inc. Long Term Incentive Plan Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 to Yum China Holding, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2020). †

10.23	Form of Yum China Holdings, Inc. Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.4 to Yum China Holding, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2020). †

10.24	Yum China Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on September 27, 2021). †

2023 Form 10-K

10.25	Y&L Coffee Limited Long Term Incentive Plan I (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on February 11, 2022). †

10.26	Form of Performance Share Agreement (for U.S. Tax Payers) (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on February 11, 2022). †

10.27	Form of Performance Share Agreement (for Non-U.S. Tax Payers) (incorporated by reference to Exhibit 10.3 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on February 11, 2022). †

10.28	Yum China Holdings, Inc. 2022 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on October 12, 2022). †

10.29***

Amendment No. 1 to Master License Agreement, dated as of April 15, 2022, by and between YRI China Franchising LLC and Yum Restaurants Consulting (Shanghai) Company Limited (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 10-Q filed on May 6, 2022).

10.30

Form of Yum China Holdings, Inc. 2022 Long Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2023). †

10.31

Form of Yum China Holdings, Inc. 2022 Long Term Incentive Plan Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2023). †

10.32

Form of Yum China Holdings, Inc. 2022 Long Term Incentive Plan Performance Unit Agreement (incorporated by reference to Exhibit 10.3 to Yum China Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2023). †

10.33

Transition Agreement, dated July 13, 2023, by and between Yum China Holdings, Inc. and Aiken Yuen (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on July 17, 2023). †

10.34

Transition and Advisor Agreement, dated December 13, 2023, by and between Yum China Holdings, Inc. and Johnson Huang (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on December 15, 2023). †

10.35

Transition and Advisor Agreement, dated December 13, 2023, by and between Yum China Holdings, Inc. and Joseph Chan (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on December 15, 2023). †

21.1	Subsidiaries of Yum China Holdings, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

2023 Form 10-K

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	Yum China Holdings, Inc.’s Clawback Policy.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbases Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document *

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

2023 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUM CHINA HOLDINGS, INC.

	By:	/s/ Joey Wat
Joey Wat
Chief Executive Officer
Date: February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joey Wat	Chief Executive Officer and Director	February 29, 2024
Joey Wat	(principal executive officer)

/s/ Andy Yeung	Chief Financial Officer	February 29, 2024
Andy Yeung	(principal financial officer)

/s/ Xueling Lu	Controller	February 29, 2024
Xueling Lu	(controller and principal accounting officer)

/s/ Peter A. Bassi	Director	February 29, 2024
Peter A. Bassi

/s/ Edouard Ettedgui	Director	February 29, 2024
Edouard Ettedgui

/s/ David Hoffmann	Director	February 29, 2024
David Hoffmann

/s/ Fred Hu	Director	February 29, 2024
Fred Hu

/s/ Ruby Lu	Director	February 29, 2024
Ruby Lu

/s/ Zili Shao	Director	February 29, 2024
Zili Shao

/s/ William Wang	Director	February 29, 2024
William Wang

/s/ Min (Jenny) Zhang	Director	February 29, 2024
Min (Jenny) Zhang

/s/ Christina Xiaojing Zhu	Director	February 29, 2024
Christina Xiaojing Zhu

2023 Form 10-K