Form 10-Q
period 2024-03-31
Yum China Holdings, Inc.
filed 2024-05-08
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock as of May 3, 2024 was 389,901,700 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended
Revenues	3/31/2024	3/31/2023
Company sales	$2,794	$2,772
Franchise fees and income	25	25
Revenues from transactions with franchisees	107	93
Other revenues	32	27
Total revenues	2,958	2,917
Costs and Expenses, Net
Company restaurants
Food and paper	896	835
Payroll and employee benefits	708	683
Occupancy and other operating expenses	697	691
Company restaurant expenses	2,301	2,209
General and administrative expenses	140	163
Franchise expenses	10	10
Expenses for transactions with franchisees	104	91
Other operating costs and expenses	29	24
Closures and impairment expenses, net	1	3
Other (income) expenses, net	(1)	1
Total costs and expenses, net	2,584	2,501
Operating Profit	374	416
Interest income, net	38	38
Investment gain (loss)	8	(17)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	420	437
Income tax provision	(113)	(125)
Equity in net earnings (losses) from equity method investments	—	1
Net income – including noncontrolling interests	307	313
Net income – noncontrolling interests	20	24
Net Income – Yum China Holdings, Inc.	$287	$289
Weighted-average common shares outstanding (in millions):
Basic	401	418
Diluted	403	423
Basic Earnings Per Common Share	$0.72	$0.69
Diluted Earnings Per Common Share	$0.71	$0.68

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended
	3/31/2024	3/31/2023
Net income – including noncontrolling interests	$307	$313
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments	(81)	14
Comprehensive income – including noncontrolling interests	226	327
Comprehensive income – noncontrolling interests	10	26
Comprehensive Income – Yum China Holdings, Inc.	$216	$301

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended
	3/31/2024	3/31/2023
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$307	$313
Depreciation and amortization	117	116
Non-cash operating lease cost	101	102
Closures and impairment expenses	1	3
Investment (gain) loss	(8)	17
Equity in net (earnings) losses from equity method investments	—	(1)
Distributions of income received from equity method investments	2	4
Deferred income taxes	—	7
Share-based compensation expense	10	13
Changes in accounts receivable	(3)	5
Changes in inventories	74	40
Changes in prepaid expenses, other current assets and value-added tax assets	(8)	12
Changes in accounts payable and other current liabilities	(136)	(93)
Changes in income taxes payable	73	75
Changes in non-current operating lease liabilities	(100)	(94)
Other, net	12	(12)
Net Cash Provided by Operating Activities	442	507
Cash Flows – Investing Activities
Capital spending	(189)	(179)
Purchases of short-term investments, long-term bank deposits and notes	(268)	(1,378)
Maturities of short-term investments, long-term bank deposits and notes	555	1,126
Other, net	1	2
Net Cash Provided by (Used in) Investing Activities	99	(429)
Cash Flows – Financing Activities
Repurchase of shares of common stock	(679)	(60)
Cash dividends paid on common stock	(64)	(54)
Dividends paid to noncontrolling interests	(16)	(15)
Contributions from noncontrolling interests	—	35
Other, net	(17)	(5)
Net Cash Used in Financing Activities	(776)	(99)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(10)	2
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(245)	(19)
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	1,128	1,130
Cash, Cash Equivalents, and Restricted Cash - End of Period	$883	$1,111

Supplemental Cash Flow Data
Cash paid for income tax	38	39
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	173	139

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	3/31/2024	12/31/2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$883	$1,128
Short-term investments	1,512	1,472
Accounts receivable, net	74	68
Inventories, net	345	424
Prepaid expenses and other current assets	341	339
Total Current Assets	3,155	3,431
Property, plant and equipment, net	2,292	2,310
Operating lease right-of-use assets	2,167	2,217
Goodwill	1,900	1,932
Intangible assets, net	147	150
Long-term bank deposits and notes	907	1,265
Equity investments	335	332
Deferred income tax assets	129	129
Other assets	263	265
Total Assets	11,295	12,031

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	1,936	2,164
Short-term borrowings	165	168
Income taxes payable	162	90
Total Current Liabilities	2,263	2,422
Non-current operating lease liabilities	1,847	1,899
Non-current finance lease liabilities	44	44
Deferred income tax liabilities	387	390
Other liabilities	166	157
Total Liabilities	4,707	4,912

Redeemable Noncontrolling Interest	13	13

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 394 million shares and 407 million shares issued at March 31, 2024 and December 31, 2023, respectively; 392 million shares and 407 million shares outstanding at March 31, 2024 and December 31, 2023, respectively.	4	4
Treasury stock	(76)	—
Additional paid-in capital	4,159	4,320
Retained earnings	2,078	2,310
Accumulated other comprehensive loss	(300)	(229)
Total Yum China Holdings, Inc. Stockholders' Equity	5,865	6,405
Noncontrolling interests	710	701
Total Equity	6,575	7,106
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$11,295	$12,031

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Equity (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2023	407	$4	$4,320	$2,310	$(229)	—	$—	$701	$7,106	$13
Net Income				287				20	307	—
Foreign currency translation adjustments					(71)			(10)	(81)	—
Comprehensive income									226	—
Cash dividends declared ($0.16 per common share)				(64)					(64)
Distributions to/contributions from noncontrolling interests								(1)	(1)
Repurchase and retirement of shares	(15)	—	(156)	(455)		(2)	(76)		(687)
Exercise and vesting of share-based awards	1	—	(15)						(15)
Share-based compensation			10					—	10
Balance at March 31, 2024	394	$4	$4,159	$2,078	$(300)	(2)	$(76)	$710	$6,575	$13

Balance at December 31, 2022	419	$4	$4,390	$2,191	$(103)	—	$—	$666	$7,148	$12
Net Income				289				24	313	—
Foreign currency translation adjustments					12			2	14	—
Comprehensive income									327	—
Cash dividends declared ($0.13 per common share)				(54)					(54)
Contributions from / distributions to noncontrolling interests								34	34
Repurchase and retirement of shares	(1)	—	(10)	(52)					(62)
Exercise and vesting of share-based awards	1	—	(2)						(2)
Share-based compensation			13					—	13
Balance at March 31, 2023	418	$4	$4,391	$2,374	$(91)	—	$—	$726	$7,404	$12

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

In 1987, KFC was the first major global restaurant brand to enter China. As of March 31, 2024, there were 10,603 KFC stores in China. We maintain a controlling interest of 58%, 70%, 83%, 92% and approximately 60% in the entities that own and operate the KFCs in and around Shanghai, Beijing, Wuxi, Suzhou and Hangzhou, respectively.

The first Pizza Hut in China opened in 1990. As of March 31, 2024, there were 3,425 Pizza Hut restaurants in China.

In the second quarter of 2020, the Company partnered with Luigi Lavazza S.p.A. (“Lavazza Group”), the world-renowned family-owned Italian coffee company, and established a joint venture (“Lavazza joint venture”), to explore and develop the Lavazza coffee concept in China. Lavazza joint venture operates both the coffee shop business and the retail business. We maintain a controlling interest of 65% equity interest in the Lavazza joint venture.

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

The Company has two reportable segments: KFC and Pizza Hut. Our non-reportable operating segments, including the operations of Lavazza, Huang Ji Huang, Little Sheep and Taco Bell, our delivery operating segment and our e-commerce business, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. Additional details on our segment reporting are included in Note 13.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “YUMC.” On September 10, 2020, the Company completed a secondary listing of its common stock on the Main Board of the Hong Kong Stock Exchange (“HKEX”) under the stock code “9987,” in connection with a global offering of 41,910,700 shares of its common stock. Net proceeds raised by the Company from the global offering after deducting underwriting fees and the offering expenses amounted to $2.2 billion. On October 24, 2022, the Company’s voluntary conversion of its secondary listing status to a primary listing status on the HKEX became effective (“Primary Conversion”) and the Company became a dual primary listed company on the NYSE and HKEX. On the same day, the Company’s shares of common stock traded on the HKEX were included in the Shanghai-Hong Kong Stock Connect and Shenzhen-Hong Kong Stock Connect. The Company’s common stock listed on the NYSE and HKEX continue to be fully fungible.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of March 31, 2024, and our results of operations, comprehensive income, statements of equity and cash flows for the quarters ended March 31, 2024 and 2023. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 29, 2024.

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

Recently Adopted Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842) — Common Control Arrangements (“ASU 2023-01”). It requires all lessees, including public business entities, to amortize leasehold improvements associated with common control leases over their useful life to the common control group and account for them as a transfer of assets between entities under common control through an adjustment to equity when the lessee no longer controls the use of the underlying asset. ASU 2023-01 is effective for the Company from January 1, 2024, with early adoption permitted. We adopted this standard on January 1, 2024, and such adoption did not have a material impact on our financial statements.

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

In addition to its equity interest in Hangzhou KFC, Hangzhou Catering operates approximately 70 Chinese dining restaurants under four time-honored brands and a food processing business. The Company applies the equity method of accounting to the 28% equity interest in Hangzhou Catering excluding the Hangzhou KFC business and recorded this investment in Equity investments based on its then fair value. The Company elected to report its share of Hangzhou Catering’s financial results with a one-quarter lag because its results are not available in time for the Company to record them in the concurrent period. The Company's equity earnings (losses) from Hangzhou Catering, net of taxes, were immaterial for both the quarters ended March 31, 2024 and 2023, and included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income. As of March 31, 2024 and December 31, 2023, the carrying amount of the Company’s equity method investment in Hangzhou Catering was $41 million and $41 million, respectively, exceeding the Company’s interest in Hangzhou Catering’s underlying net assets by $23 million and $24 million, respectively. Substantially all of this difference was attributable to its self-owned properties and impact of related deferred tax liabilities determined upon acquisition, which is being depreciated over a weighted-average remaining useful life of 20 years.

The purchase amount from Hangzhou Catering was immaterial for both quarters ended March 31, 2024 and 2023. The Company’s accounts payable and other current liabilities due to Hangzhou Catering were immaterial as of both March 31, 2024 and December 31, 2023.

Fujian Sunner Development Co., Ltd. (“Sunner”) Investment

In the first quarter of 2021, the Company acquired a 5% equity interest in Sunner, a Shenzhen Stock Exchange-listed company. Sunner is China’s largest white-feathered chicken producer and the Company’s largest poultry supplier. In May 2021, a senior executive of the Company was nominated and appointed to Sunner’s board of directors upon Sunner’s shareholder approval. Through this representation, the Company participates in Sunner’s policy making process. The representation on the board, along with the Company being one of Sunner’s significant shareholders, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. In the quarters ended March 31, 2024 and 2023, the Company's equity income (losses) from Sunner, net of taxes, was immaterial and was included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income.

The Company purchased inventories of $116 million and $119 million from Sunner for the quarters ended March 31, 2024 and 2023, respectively. The Company’s accounts payable and other current liabilities due to Sunner were $40 million and $51 million as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024 and December 31, 2023, the carrying amount of the Company’s investment in Sunner was $221 million and $225 million, respectively, exceeding the Company’s interest in Sunner’s underlying net assets by $149 million and $152 million, respectively. As of March 31, 2024 and December 31, 2023, $16 million and $16 million of these basis differences were related to finite-lived intangible assets determined upon acquisition, respectively, which are being amortized over the estimated useful life of 20 years. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of March 31, 2024 and December 31, 2023, the market value of the Company’s investment in Sunner was $141 million and $151 million based on its quoted closing price, respectively.

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

A summary of pre-tax gains or losses on investment in equity securities of Meituan recognized, which were included in Investment gain (loss) in our Condensed Consolidated Statements of Income, is as follows:

	Quarter Ended
	3/31/2024	3/31/2023
Unrealized gain (loss) recorded on equity securities still held as of the end of the period	$8	$(17)

Note 4 – Revenue Recognition

The Company’s revenues include Company sales, Franchise fees and income, Revenues from transactions with franchisees, and Other revenues.

Company Sales

Revenues from Company-owned restaurants are recognized when a customer takes possession of the food and tenders payment, which is when our obligation to perform is satisfied. The Company presents sales net of sales-related taxes. We also offer our customers delivery through both our own mobile applications and third-party aggregators’ platforms. We primarily use our dedicated riders to deliver orders, and also use platform riders at select locations. When orders are fulfilled by our dedicated riders or platform riders, we control and determine the price for the delivery service and generally recognize revenue, including delivery fees, when a customer takes possession of the food. When orders are fulfilled by the delivery staff of third-party aggregators, who control and determine the price for the delivery service, we recognize revenue, excluding delivery fees, when control of the food is transferred to the third-party aggregators’ delivery staff. The payment terms with respect to these sales are short-term in nature.

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

Loyalty Programs

Each of the Company’s KFC and Pizza Hut reportable segments operates a loyalty program that allows registered members to earn points for each qualifying purchase. Points, which generally expire 18 months after being earned, may be redeemed for future purchases of KFC or Pizza Hut branded products or other products for free or at a discounted price. Points cannot be redeemed or exchanged for cash. The estimated value of points earned by the loyalty program members is recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed, with a corresponding deferred revenue liability included in Accounts payable and other current liabilities in the Condensed Consolidated Balance Sheets and subsequently recognized into revenue when the points are redeemed or expire. The Company estimates the value of the future redemption obligations based on the estimated value of the product for which points are expected to be redeemed and historical redemption patterns and reviews such estimates periodically based upon the latest available information regarding redemption and expiration patterns.

Disaggregation of Revenue

The following tables present revenue disaggregated by types of arrangements and segments:

	Quarter Ended 3/31/2024
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$2,193	$587	$14	$—	$2,794	$—	$2,794
Franchise fees and income	18	2	5	—	25	—	25
Revenues from transactions with franchisees	14	1	20	72	107	—	107
Other revenues	5	5	164	15	189	(157)	32
Total revenues	$2,230	$595	$203	$87	$3,115	$(157)	$2,958

	Quarter Ended 3/31/2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$2,166	$591	$15	$—	$2,772	$—	$2,772
Franchise fees and income	17	2	6	—	25	—	25
Revenues from transactions with franchisees	10	1	19	63	93	—	93
Other revenues	5	3	162	10	180	(153)	27
Total revenues	$2,198	$597	$202	$73	$3,070	$(153)	$2,917

Accounts Receivable

Accounts receivable primarily consist of trade receivables and royalties from franchisees, and are generally due within 30 days of the period in which the corresponding sales occur. Our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of March 31, 2024 and December 31, 2023, the ending balances of provision for accounts receivable were both $1 million, and amounts of accounts receivable past due were immaterial.

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets in the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $6 million at both March 31, 2024 and December 31, 2023.

Contract Liabilities

Contract liabilities at March 31, 2024 and December 31, 2023 were as follows:

Contract liabilities	3/31/2024	12/31/2023
– Deferred revenue related to prepaid stored-value products	$131	$142
– Deferred revenue related to upfront franchise fees	37	37
– Deferred revenue related to customer loyalty programs	27	24
– Deferred revenue related to privilege membership programs	25	24
– Others	1	1
Total	$221	$228

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs and customer loyalty programs is included in Accounts payable and other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $51 million and $58 million for the quarters ended March 31, 2024 and 2023, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 5 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended
	3/31/2024	3/31/2023
Net Income – Yum China Holdings, Inc.	$287	$289
Weighted-average common shares outstanding (for basic calculation)(a)	401	418
Effect of dilutive share-based awards(a)	2	5
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)(a)	403	423
Basic Earnings Per Common Share	$0.72	$0.69
Diluted Earnings Per Common Share	$0.71	$0.68
Share-based awards excluded from the diluted EPS computation(b)	6	2
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
(b)
These outstanding stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) were excluded from the computation of diluted EPS because to do so would have been antidilutive for the periods presented, or because certain PSUs are contingently issuable based on the achievement of performance and market conditions, which have not been met as of March 31, 2024 and 2023.

Note 6 – Equity

Share Repurchase and Retirement

Our Board of Directors has authorized an aggregate of $3.4 billion for our share repurchase program. During the quarters ended March 31, 2024 and 2023, the Company repurchased 16.6 million shares of common stock for $681 million, and 1.0 million shares of common stock for $62 million, respectively, under the repurchase program. The total repurchase cost included $6 million and $2 million settled subsequent to March 31, 2024 and 2023, for shares repurchased with trade dates on and prior to March 31, 2024 and 2023, respectively. As of March 31, 2024, approximately $853 million remained available for future share repurchases under the authorization.

Of the shares repurchased for the quarter ended March 31, 2024, 14.8 million shares were retired and resumed the status of authorized and unissued shares of common stock, and 1.8 million shares repurchased on the HKEX were retired subsequent to March 31, 2024 and included in Treasury stock in the Condensed Consolidated Financial Statement.

The Inflation Reduction Act of 2022 (“IRA”), which is discussed further in Note 12, imposes an excise tax of 1% on net share repurchases that occur after December 31, 2022. Estimated excise tax on net share repurchases, which was recognized as part of the cost of the shares repurchased, amounted to $6 million for the quarter ended March 31, 2024, and the financial impact was not material for the quarter ended March 31, 2023.

Note 7 – Supplemental Balance Sheet Information

Accounts Receivable, net	3/31/2024	12/31/2023
Accounts receivable, gross	$75	$69
Allowance for doubtful accounts	(1)	(1)
Accounts receivable, net	$74	$68

Prepaid Expenses and Other Current Assets	3/31/2024	12/31/2023
Value-added tax ("VAT") assets	$94	$91
Interest receivables	64	46
Receivables from payment processors and aggregators	63	78
Deposits, primarily lease deposits	24	25
Other prepaid expenses and current assets	96	99
Prepaid expenses and other current assets	$341	$339

Property, Plant and Equipment (“PP&E”)	3/31/2024	12/31/2023
Buildings and improvements, and construction in progress	$3,046	$3,073
Finance leases, primarily buildings	70	68
Machinery and equipment	1,764	1,742
PP&E, gross	4,880	4,883
Accumulated depreciation	(2,588)	(2,573)
PP&E, net	$2,292	$2,310

Equity Investments	3/31/2024	12/31/2023
Investment in equity method investees	$282	$287
Investment in equity securities	53	45
Equity investments	$335	$332

Other Assets	3/31/2024	12/31/2023
Land use right	$112	$115
Long-term deposits, primarily lease deposits	95	94
Prepayment for acquisition of PP&E	30	28
Costs to obtain contracts	6	6
VAT assets	7	6
Others	13	16
Other assets	$263	$265

Accounts Payable and Other Current Liabilities	3/31/2024	12/31/2023
Accounts payable	$727	$786
Operating lease liabilities	419	426
Accrued compensation and benefits	192	299
Contract liabilities	189	196
Accrued capital expenditures	173	226
Accrued marketing expenses	64	51
Dividends payable	25	40
Other current liabilities	147	140
Accounts payable and other current liabilities	$1,936	$2,164

Other Liabilities	3/31/2024	12/31/2023
Accrued income tax payable	$41	$39
Contract liabilities	32	32
Other non-current liabilities	93	86
Other liabilities	$166	$157

Note 8 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2023
Goodwill, gross	$2,323	$1,840	$18	$465
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	1,932	1,840	18	74
Effect of currency translation adjustments	(32)	(31)	—	(1)
Balance as of March 31, 2024
Goodwill, gross	2,291	1,809	18	464
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$1,900	$1,809	$18	$73

(a)
Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.

Intangible assets, net as of March 31, 2024 and December 31, 2023 are as follows:

	3/31/2024				12/31/2023
	Gross Carrying Amount(a)	Accumulated Amortization(a)	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$264	$(261)	$—	$3	$268	$(265)	$—	$3
Huang Ji Huang franchise related assets	21	(4)	—	17	21	(4)	—	17
Daojia platform	16	(4)	(12)	—	16	(4)	(12)	—
Customer-related assets	12	(10)	(2)	—	12	(10)	(2)	—
Others	8	(5)	—	3	9	(6)	—	3
	$321	$(284)	$(14)	$23	$326	$(289)	$(14)	$23
Indefinite-lived intangible assets
Little Sheep trademark	$50	$—	$—	$50	$51	$—	$—	$51
Huang Ji Huang trademark	74	—	—	74	76	—	—	76
	$124	$—	$—	$124	$127	$—	$—	$127

Total intangible assets	$445	$(284)	$(14)	$147	$453	$(289)	$(14)	$150

(a)
Changes in gross carrying amount and accumulated amortization include the effect of currency translation adjustments.

(b)
Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense for finite-lived intangible assets was $1 million and $2 million for the quarters ended March 31, 2024 and 2023, respectively. As of March 31, 2024, expected amortization expense for the unamortized finite-lived intangible assets is less than $2 million for the remainder of 2024 and $2 million in each of 2025, 2026, 2027 and 2028.

Note 9 – Short-term Borrowings

As of March 31, 2024 and December 31, 2023, we had outstanding short-term bank borrowings of $165 million and $168 million, respectively, mainly to manage working capital at our operating subsidiaries, which were secured by short-term investments of $78 million and $79 million, respectively. The bank borrowings are RMB denominated, bear a weighted-average interest rate of 1.7%, and are due within one year from their issuance dates.

Note 10 – Leases

As of March 31, 2024, we leased over 12,500 properties in China for our Company-owned restaurants. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant profit is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	3/31/2024	12/31/2023	Account Classification
Assets
Operating lease right-of-use assets	$2,167	$2,217	Operating lease right-of-use assets
Finance lease right-of-use assets	41	41	PP&E, net
Total leased assets(a)	$2,208	$2,258

Liabilities
Current
Operating lease liabilities	$419	$426	Accounts payable and other current liabilities
Finance lease liabilities	4	5	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,847	1,899	Non-current operating lease liabilities
Finance lease liabilities	44	44	Non-current finance lease liabilities
Total lease liabilities(a)	$2,314	$2,374

Summary of Lease Cost	Quarter Ended
	3/31/2024	3/31/2023	Account Classification

Operating lease cost	$130	$132	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	1	1	Occupancy and other operating expenses
Interest on lease liabilities	1	1	Interest income, net
Variable lease cost(b)	115	106	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	3	4	Occupancy and other operating expenses or G&A
Sub-lease income	(5)	(5)	Franchise fees and income or Other revenues
Total lease cost	$245	$239

(a)
As of March 31, 2024, the decrease of right-of-use (“ROU”) assets was primarily due to the amortization of assets relating to existing leases with fixed lease payments, a higher portion of our new leases with variable lease payments and the impact of foreign currency translation. The decrease of lease liabilities was consistent with the decrease of ROU assets.

(b)
During the quarter ended March 31, 2023, the Company was granted $8 million in lease concessions from landlords related to the effects of the COVID-19 pandemic. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff question-and-answer document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted. The Company was no longer granted such lease concession beginning in 2024.

Supplemental Cash Flow Information	Quarter Ended
	3/31/2024	3/31/2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$129	$137
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for lease liabilities(c):
Operating leases	$81	$46
Finance leases	2	—

(c)
This supplemental non-cash disclosure for ROU assets obtained in exchange for lease liabilities includes an increase in lease liabilities associated with obtaining new ROU assets of $73 million and $65 million for the quarters ended March 31, 2024 and 2023, respectively, as well as adjustments to lease liabilities or ROU assets due to modification or other reassessment events, which resulted in a $10 million increase and $19 million decrease in lease liabilities for the quarters ended March 31, 2024 and 2023, respectively.

Lease Term and Discount Rate	3/31/2024	3/31/2023
Weighted-average remaining lease term (years)
Operating leases	7.0	7.1
Finance leases	10.9	11.0

Weighted-average discount rate
Operating leases	4.8%	5.1%
Finance leases	5.0%	5.1%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of March 31, 2024 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2024	$399	$5	$404
2025	453	7	460
2026	406	6	412
2027	351	6	357
2028	285	6	291
Thereafter	784	33	817
Total undiscounted lease payment	2,678	63	2,741
Less: imputed interest(d)	412	15	427
Present value of lease liabilities	$2,266	$48	$2,314

(d)
As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of March 31, 2024, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $124 million. These leases will commence between the second quarter of 2024 and 2026 with lease terms of 1 year to 20 years.

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

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term bank deposits and notes, and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred during the quarters ended March 31, 2024 and 2023.

		Fair Value Measurement or Disclosure at March 31, 2024
	Balance at March 31, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$147		$147
Money market funds	80	80
Total cash equivalents	227	80	147	—
Short-term investments:
Time deposits	1,276		1,276
Fixed income debt securities(a)	100		100
Structured deposits	136		136
Total short-term investments	1,512	—	1,512	—
Long-term bank deposits and notes:
Time deposits	540		540
Fixed income bank notes(a)	367		367
Total long-term bank deposits and notes	907	—	907	—
Equity investments:
Investment in equity securities	53	53
Total	$2,699	$133	$2,566	$—

		Fair Value Measurement or Disclosure at December 31, 2023
	Balance at December 31, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$293		$293
Fixed income debt securities(a)	14	14
Money market funds	11	11
Total cash equivalents	318	25	293	—
Short-term investments:
Time deposits	1,113		1,113
Fixed income debt securities(a)	200		200
Structured deposits	138		138
Variable return investments	21	21
Total short-term investments	1,472	21	1,451	—
Long-term bank deposits and notes:
Time deposits	903		903
Fixed income bank notes(a)	362		362
Total long-term bank deposits and notes	1,265	—	1,265	—
Equity investments:
Investment in equity securities	45	45
Total	$3,100	$91	$3,009	$—

(a)
Classified as held-to-maturity investments and measured at amortized cost.

The Company is required to place bank deposits or purchase insurance to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements. $21 million of time deposits in Short-term investments and $28 million of time deposits in Long-term bank deposits and notes were restricted for use as of both March 31, 2024 and December 31, 2023.

Non-Recurring Fair Value Measurements

In addition, certain of the Company’s restaurant-level assets (including operating lease ROU assets and PP&E), goodwill and intangible assets are measured at fair value based on unobservable inputs (Level 3) on a non-recurring basis, if determined to be impaired.

We review long-lived assets of restaurants semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We recorded restaurant-level impairment of nil for both quarters ended March 31, 2024 and 2023, excluding fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective quarter-end dates.

Note 12 – Income Taxes

	Quarter Ended
	3/31/2024	3/31/2023
Income tax provision	$113	$125
Effective tax rate	26.9%	28.5%

The lower effective tax rate for the quarter ended March 31, 2024 was primarily due to the favorable impact from the reduction of certain non-deductible expenses.

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

The Organization for Economic Cooperation and Development (the "OECD"), the European Union and other jurisdictions (including jurisdictions in which we have operations or presence) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD's Pillar Two initiative introduces a 15% global minimum tax applied on a jurisdiction-by-jurisdiction basis and for which many jurisdictions have now committed to an effective enactment date starting January 1, 2024. The Company will monitor the regulatory developments and continue to evaluate the impact, if any.

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

Note 13 – Segment Reporting

We have two reportable segments: KFC and Pizza Hut. Our non-reportable operating segments, including the operations of Lavazza, Huang Ji Huang, Little Sheep and Taco Bell, our delivery operating segment and our e-commerce business, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate.

	Quarter Ended 3/31/2024
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$2,230	$595	$46	$87	$2,958	$—	$2,958
Inter-segment revenue	—	—	157	—	157	(157)	—
Total	$2,230	$595	$203	$87	$3,115	$(157)	$2,958

	Quarter Ended 3/31/2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$2,198	$597	$49	$73	$2,917	$—	$2,917
Inter-segment revenue	—	—	153	—	153	(153)	—
Total	$2,198	$597	$202	$73	$3,070	$(153)	$2,917

	Quarter Ended
Operating Profit (Loss)	3/31/2024	3/31/2023
KFC	$372	$420
Pizza Hut	47	55
All Other Segments	(5)	(6)
Unallocated revenues from transactions with franchisees(b)	72	63
Unallocated other revenues	15	10
Unallocated expenses for transactions with franchisees(b)	(72)	(63)
Unallocated other operating costs and expenses	(14)	(8)
Unallocated and corporate G&A expenses	(42)	(56)
Unallocated other income, net	1	1
Operating Profit	$374	$416
Interest income, net(a)	38	38
Investment gain (loss)(a)	8	(17)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	$420	$437

	Quarter Ended
Impairment Charges	3/31/2024	3/31/2023
KFC(c)	$2	$3
Pizza Hut(c)	1	1
All Other Segments(c)	1	—
	$4	$4

	Total Assets
	3/31/2024	12/31/2023
KFC	$5,265	$5,371
Pizza Hut	890	904
All Other Segments	334	347
Corporate and Unallocated(d)	4,806	5,409
	$11,295	$12,031

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

Note 15 – Subsequent Events

Cash Dividend

On April 29, 2024, the Company announced that the Board of Directors declared a cash dividend of $0.16 per share on Yum China’s common stock, payable on June 18, 2024, to stockholders of record as of the close of business on May 28, 2024. Total estimated cash dividend payable is approximately $63 million.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of 2023 system sales, with 15,022 restaurants covering over 2,000 cities primarily in China as of March 31, 2024. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Lavazza, Huang Ji Huang, Little Sheep and Taco Bell. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China (excluding Hong Kong, Macau and Taiwan), and own the intellectual property of the Little Sheep and Huang Ji Huang concepts outright. We also established a joint venture with Lavazza Group, the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee concept in China. KFC was the first major global restaurant brand to enter China in 1987. With more than 35 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of 2023 system sales. We believe that there are significant opportunities to further expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of March 31, 2024, KFC operated 10,603 restaurants in over 2,000 cities across China.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of March 31, 2024, Pizza Hut operated 3,425 restaurants in over 750 cities.

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

Quarters Ended March 31, 2024 and 2023

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

	Quarter Ended		%/ppts Change
	3/31/2024	3/31/2023	Reported	Ex F/X
System Sales Growth(a) (%)	6	17	NM	NM
Same-Store Sales (Decline) Growth(a) (%)	(3)	8	NM	NM
Operating Profit	374	416	(10)	(5)
Adjusted Operating Profit(b)	374	419	(11)	(6)
Core Operating Profit(b)	396	392	NM	+1
OP Margin(c) (%)	12.6	14.3	(1.7)	(1.7)
Core OP Margin(b) (%)	12.7	13.5	NM	(0.8)
Net Income	287	289	(1)	+5
Adjusted Net Income(b)	287	292	(2)	+4
Diluted Earnings Per Common Share	0.71	0.68	+4	+10
Adjusted Diluted Earnings Per Common Share(b)	0.71	0.69	+3	+9

NM refers to not meaningful.

(a)
System Sales and Same-Store Sales growth percentages as shown in the table exclude the impact of F/X. Effective January 1, 2018, temporary store closures are normalized in the same-store sales calculation by excluding the period during which stores are temporarily closed.

(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

(c)
OP margin is defined as Operating Profit divided by Total revenues.

As compared to the first quarter of 2023, Total revenues in the first quarter of 2024 increased 1%, or 7% excluding the impact of F/X. The increase in Total revenues for the quarter ended March 31, 2024, excluding the impact of F/X, was driven by 8% net new unit contribution, partially offset by same-store sales decline.

Excluding the lapping impact from the temporary relief from landlords and government agencies and VAT deductions received in prior year, the increase in Total revenues, favorable commodity prices, operational efficiency improvement and lower performance-based compensation, were offset by increased value-for-money offerings and wage inflation in the mid-single digits, resulting in a decrease in Operating profit for the quarter, excluding the impact of F/X.

The Consolidated Results of Operations for the quarters ended March 31, 2024 and 2023 and other data are presented below:

	Quarter Ended		% B/(W)(a)
	3/31/2024	3/31/2023	Reported		Ex F/X
Company sales	$2,794	$2,772	1		6
Franchise fees and income	25	25	2		7
Revenues from transactions with franchisees	107	93	15		21
Other revenues	32	27	18		24
Total revenues	$2,958	$2,917	1		7
Company restaurant expenses	$2,301	$2,209	(4)		(10)
Operating Profit	$374	$416	(10)		(5)
Interest income, net	38	38	(1)		(1)
Investment gain (loss)	8	(17)	NM		NM
Income tax provision	(113)	(125)	10		6
Equity in net earnings (losses) from equity method investments	—	1	(60)		(55)
Net Income – including noncontrolling interests	307	313	(2)		3
Net Income – noncontrolling interests	20	24	17		13
Net Income – Yum China Holdings, Inc.	$287	$289	(1)		5
Diluted Earnings Per Common Share	$0.71	$0.68	4		10
Effective tax rate	26.9%	28.5%
Supplementary information – Non-GAAP Measures(b)
Restaurant profit	$493	$563	(13)		(8)
Restaurant margin %	17.6%	20.3%	(2.7)	ppts.	(2.7)	ppts.
Adjusted Operating Profit	$374	$419
Core Operating Profit	$396	$392
OP Margin (%)	12.6%	14.3%
Core OP Margin (%)	12.7%	13.5%
Adjusted Net Income – Yum China Holdings, Inc.	$287	$292
Adjusted Diluted Earnings Per Common Share	$0.71	$0.69
Adjusted Effective Tax Rate	26.9%	28.4%
Adjusted EBITDA	$495	$539

(a)
Represents the period-over-period change in percentage.

(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

Quarter Ended 3/31/2024
% change
System Sales Growth	1%
System Sales Growth, excluding F/X	6%
Same-Store Sales Decline	(3)%

Unit Count	3/31/2024	3/31/2023	% Increase
Company-owned	12,976	11,374	14
Franchisees	2,046	1,806	13
	15,022	13,180	14

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
•
Company Restaurant Profit ("Restaurant profit") and Restaurant margin;
•
Core Operating Profit and Core OP margin, which exclude Special Items, and further adjusted for Items Affecting Comparability and the impact of F/X;

These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of these non-GAAP measures provides additional information to investors to facilitate the comparison of past and present results, excluding those items that the Company does not believe are indicative of our core operations.

With respect to non-GAAP measures adjusted for Special Items, the Company uses them for the purpose of evaluating performance internally and as factors in determining compensation for certain employees. Special Items are not included in any of our segment results.

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

Restaurant profit (“Restaurant profit”) is defined as Company sales less expenses incurred directly by our Company-owned restaurants in generating Company sales, including cost of food and paper, restaurant-level payroll and employee benefits, rent, depreciation and amortization of restaurant-level assets, advertising expenses, and other operating expenses. Company restaurant margin percentage is defined as Restaurant profit divided by Company sales. We also use Restaurant profit and Restaurant margin for the purpose of internally evaluating the performance of our Company-owned restaurants and we believe they provide useful information to investors as to the profitability of our Company-owned restaurants.

Core Operating Profit is defined as Operating Profit adjusted for Special Items, and further excluding Items Affecting Comparability and the impact of F/X. We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends. Items such as charges, gains and accounting changes, which are viewed by management as significantly impacting the current period or the comparable period, due to changes in policy or other external factors, or non-cash items pertaining to underlying activities that are different from or unrelated to our core operations, are generally considered “Items Affecting Comparability.” Examples of Items Affecting Comparability include, but are not limited to: temporary relief from landlords and government agencies; VAT deductions due to tax policy changes; and amortization of reacquired franchise rights recognized upon acquisitions. We believe presenting Core Operating Profit provides additional information to further enhance comparability of our operating results and we use this measure for purposes of evaluating the performance of our core operations. Core OP margin is defined as Core Operating Profit divided by Total revenues, excluding the impact of F/X.

The following table sets forth the reconciliations of the most directly comparable GAAP financial measures to the non-GAAP financial measures.

	Quarter Ended
	3/31/2024	3/31/2023

Non-GAAP Reconciliations

Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$374	$416
Special Items, Operating Profit	—	(3)
Adjusted Operating Profit	$374	$419
Reconciliation of Net Income to Adjusted Net Income
Net Income – Yum China Holdings, Inc.	$287	$289
Special Items, Net Income –Yum China Holdings, Inc.	—	(3)
Adjusted Net Income – Yum China Holdings, Inc.	$287	$292
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.72	$0.69
Special Items, Basic Earnings Per Common Share	—	(0.01)
Adjusted Basic Earnings Per Common Share	$0.72	$0.70
Diluted Earnings Per Common Share	$0.71	$0.68
Special Items, Diluted Earnings Per Common Share	—	(0.01)
Adjusted Diluted Earnings Per Common Share	$0.71	$0.69
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate	26.9%	28.5%
Impact on effective tax rate as a result of Special Items	—%	0.1%
Adjusted effective tax rate	26.9%	28.4%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below:

	Quarter Ended
	3/31/2024	3/31/2023
Reconciliation of Net Income to Adjusted EBITDA
Net Income – Yum China Holdings, Inc.	$287	$289
Net income – noncontrolling interests	20	24
Equity in net (earnings) losses from equity method investments	—	(1)
Income tax provision	113	125
Interest income, net	(38)	(38)
Investment (gain) loss	(8)	17
Operating Profit	374	416
Special Items, Operating Profit	—	3
Adjusted Operating Profit	374	419
Depreciation and amortization	117	116
Store impairment charges	4	4
Adjusted EBITDA	$495	$539

Details of Special Items are presented below:

	Quarter Ended
	3/31/2024	3/31/2023

Share-based compensation expense for Partner PSU Awards(1)	$—	$(3)
Special Items, Operating Profit	—	(3)
Tax effect on Special Items(2)	—	—
Special Items, net income – including noncontrolling interests	—	(3)
Special Items, net income – noncontrolling interests	—	—
Special Items, Net Income –Yum China Holdings, Inc.	$—	$(3)
Weighted-average Diluted Shares Outstanding (in millions)	403	423
Special Items, Diluted Earnings Per Common Share	$—	$(0.01)

(1)
In February 2020, the Company granted Partner PSU Awards to select employees who were deemed critical to the Company’s execution of its strategic operating plan. These PSU awards will only vest if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares subject to the PSU awards. These awards vested as of December 31, 2023 with a payout in the first quarter of 2024. Partner PSU Awards were granted to address increased competition for executive talent, motivate transformational performance and encourage management retention. Given the unique nature of these grants, the Compensation Committee does not intend to grant similar special grants to the same employees during the performance period. The impact from these special awards is excluded from metrics that management uses to assess the Company’s performance.

(2)
Tax effect was determined based upon the nature, as well as the jurisdiction, of each Special Item at the applicable tax rate.

Reconciliation of GAAP Operating Profit to Restaurant Profit

	Quarter Ended 3/31/2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$372	$47	$(5)	$(40)	$—	$374
Less:
Franchise fees and income	18	2	5	—	—	25
Revenues from transactions with franchisees	14	1	20	72	—	107
Other revenues	5	5	164	15	(157)	32
Add:
General and administrative expenses	61	27	10	42	—	140
Franchise expenses	9	1	—	—	—	10
Expenses for transactions with franchisees	12	1	19	72	—	104
Other operating costs and expenses	4	5	162	14	(156)	29
Closures and impairment expenses, net	1	—	—	—	—	1
Other expenses (income), net	—	—	—	(1)	—	(1)
Restaurant profit (loss)	$422	$73	$(3)	$—	$1	$493
Company sales	2,193	587	14	—	—	2,794
Restaurant margin %	19.3%	12.5%	(31.4)%	N/A	N/A	17.6%

	Quarter Ended 3/31/2023
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$420	$55	$(6)	$(53)	$—	$416
Less:
Franchise fees and income	17	2	6	—	—	25
Revenues from transactions with franchisees	10	1	19	63	—	93
Other revenues	5	3	162	10	(153)	27
Add:
General and administrative expenses	68	29	10	56	—	163
Franchise expenses	9	1	—	—	—	10
Expenses for transactions with franchisees	9	1	18	63	—	91
Other operating costs and expenses	4	3	161	8	(152)	24
Closures and impairment expenses, net	1	1	1	—	—	3
Other expenses (income), net	2	—	—	(1)	—	1
Restaurant profit (loss)	$481	$84	$(3)	$—	$1	$563
Company sales	2,166	591	15	—	—	2,772
Restaurant margin %	22.2%	14.2%	(21.2)%	N/A	N/A	20.3%

Reconciliation of GAAP Operating Profit to Core Operating Profit

	Quarter ended		% Change
	3/31/2024	3/31/2023	B/(W)
Reconciliation of Operating Profit to Core Operating Profit
Operating profit	$374	$416	(10)
Special Items, Operating Profit	—	3
Adjusted Operating Profit	$374	$419	(11)
Items Affecting Comparability
Temporary relief from landlords(a)	—	(8)
Temporary relief from government agencies(b)	—	(2)
VAT deductions(c)	—	(19)
Amortization of reacquired franchise rights(d)	—	2
F/X impact	22	—
Core Operating Profit	$396	$392	1
Total revenues	2,958	2,917	1
F/X impact	154	—
Total revenues, excluding the impact of F/X	$3,112	$2,917	7
Core OP margin	12.7%	13.5%	(0.8)	ppts.

Details of Items Affecting Comparability are presented below:

(a)
In relation to the effects of the COVID-19 pandemic, the Company was granted lease concessions from landlords. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. Such concessions were primarily recognized as a reduction of Occupancy and other operating expenses within Company restaurant expenses included in the Condensed Consolidated Statement of Income in the period the concession was granted. See Note 10 for additional information.
(b)
In relation to the effects of the COVID-19 pandemic, the Company received government subsidies for employee benefits and providing training to employees. The temporary relief was primarily recognized as a reduction to Payroll and employee benefits within Company restaurant expenses included in the Condensed Consolidated Statement of Income.
(c)
Pursuant to the tax policy issued by relevant government authorities, general VAT taxpayers in certain industries that meet certain criteria are allowed to claim an additional 10% or 15% input VAT, which will be used to offset their VAT payables. This VAT policy was further extended to December 31, 2023 but the additional deduction was reduced to 5% or 10% respectively. VAT deductions were primarily recorded as a reduction to Food and paper and Occupancy and other operating expenses within Company restaurant expenses included in the Condensed Consolidated Statements of Income. Based on the information currently available to the Company, such preferential policy is not expected to be extended. See “Significant Known Events, Trends or Uncertainties Expected to Impact Future Results” session within MD&A for additional information on VAT deductions.
(d)
As a result of the acquisition of our previously unconsolidated joint ventures of Hangzhou KFC, Suzhou KFC and Wuxi KFC, $66 million, $61 million and $61 million of the purchase price were allocated to intangible assets related to reacquired franchise rights, respectively, which were amortized over the remaining franchise contract period of 1 year, 2.4 years and 5 years, respectively. The reacquired franchise rights were fully amortized as of March 31, 2023. The amortization was recorded in Other (income) expenses, net included in the Condensed Consolidated Statements of Income.

Reconciliation of GAAP Operating Profit to Core Operating Profit by segment is as follows:

	Quarter Ended 3/31/2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$372	$47	$(5)	$(40)	$—	$374
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit	$372	$47	$(5)	$(40)	$—	$374
F/X impact	20	3	—	(1)	—	22
Core Operating Profit (Loss)	$392	$50	$(5)	$(41)	$—	$396

	Quarter Ended 3/31/2023
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$420	$55	$(6)	$(53)	$—	$416
Special Items, Operating Profit	—	—	—	3	—	3
Adjusted Operating Profit	$420	$55	$(6)	$(50)	$—	$419
Items Affecting Comparability
Temporary relief from landlords	(7)	(1)	—	—	—	(8)
Temporary relief from government agencies	(2)	—	—	—	—	(2)
VAT deductions	(17)	(2)	—	—	—	(19)
Amortization of reacquired franchise rights	2	—	—	—	—	2
F/X impact	—	—	—	—	—	—
Core Operating Profit (Loss)	$396	$52	$(6)	$(50)	$—	$392

Segment Results

KFC

	Quarter Ended
			% B/(W)
	3/31/2024	3/31/2023	Reported		Ex F/X
Company sales	$2,193	$2,166	1		7
Franchise fees and income	18	17	6		12
Revenues from transactions with franchisees	14	10	30		37
Other revenues	5	5	(8)		(3)
Total revenues	$2,230	$2,198	1		7
Company restaurant expenses	$1,771	$1,685	(5)		(11)
G&A expenses	$61	$68	11		7
Franchise expenses	$9	$9	(2)		(8)
Expenses for transactions with franchisees	$12	$9	(26)		(32)
Other operating costs and expenses	$4	$4	7		2
Closures and impairment expenses, net	$1	$1	17		13
Other expenses, net	$—	$2	94		94
Operating Profit	$372	$420	(11)		(7)
Restaurant profit	$422	$481	(12)		(8)
Restaurant margin %	19.3%	22.2%	(2.9)	ppts.	(2.9)	ppts.

Quarter Ended 3/31/2024
% change
System Sales Growth	2%
System Sales Growth, excluding F/X	7%
Same-Store Sales Decline	(2)%

Unit Count	3/31/2024	3/31/2023	% Increase
Company-owned	9,486	8,335	14
Franchisees	1,117	904	24
	10,603	9,239	15

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	3/31/2023	Store Portfolio Actions	Other	F/X	3/31/2024
Company sales	$2,166	$163	$(22)	$(114)	$2,193
Cost of sales	(646)	(56)	(28)	36	(694)
Cost of labor	(512)	(47)	(11)	28	(542)
Occupancy and other operating expenses	(527)	(40)	4	28	(535)
Restaurant profit	$481	$20	$(57)	$(22)	$422

The increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by net unit growth, partially offset by same-store sales decline. Excluding the lapping impact from the temporary relief from landlords and government agencies and VAT deductions received in prior year, the increase in Company sales, favorable commodity prices and lower performance-based compensation, were offset by increased value-for-money offerings and wage inflation in the mid-single digits, resulting in decrease in Restaurant profit for the quarter, excluding the impact of F/X.

Franchise Fees and Income/Revenues from Transactions with Franchisees

The increase in Franchise fees and income and Revenues from transactions with franchisees for the quarter, excluding the impact of F/X, was primarily driven by net unit growth.

G&A Expenses

The decrease in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by lower performance-based compensation costs.

Operating Profit

The decrease in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the decrease in Restaurant profit, partially offset by lower G&A expenses.

Pizza Hut

	Quarter Ended
			% B/(W)
	3/31/2024	3/31/2023	Reported		Ex F/X
Company sales	$587	$591	(1)		4
Franchise fees and income	2	2	(1)		5
Revenues from transactions with franchisees	1	1	(7)		(2)
Other revenues	5	3	82		92
Total revenues	$595	$597	—		5
Company restaurant expenses	$514	$507	(1)		(6)
G&A expenses	$27	$29	7		3
Franchise expenses	$1	$1	2		(3)
Expenses for transactions with franchisees	$1	$1	10		6
Other operating costs and expenses	$5	$3	(103)		(113)
Closures and impairment expenses, net	$—	$1	39		36
Operating Profit	$47	$55	(15)		(10)
Restaurant profit	$73	$84	(12)		(8)
Restaurant margin %	12.5%	14.2%	(1.7)	ppts.	(1.7)	ppts.

Quarter Ended 3/31/2024
% change
System Sales Decline	(1)%
System Sales Growth, excluding F/X	4%
Same-Store Sales Decline	(5)%

Unit Count	3/31/2024	3/31/2023	% Increase
Company-owned	3,268	2,838	15
Franchisees	157	145	8
	3,425	2,983	15

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	3/31/2023	Store Portfolio Actions	Other	F/X	3/31/2024
Company sales	$591	$49	$(23)	$(30)	$587
Cost of sales	(184)	(17)	(7)	10	(198)
Cost of labor	(167)	(14)	11	8	(162)
Occupancy and other operating expenses	(156)	(12)	7	7	(154)
Restaurant profit	$84	$6	$(12)	$(5)	$73

The increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by net unit growth, partially offset by same-store sales decline. Excluding the lapping impact from the temporary relief from landlords and government agencies and VAT deductions received in prior year, the increase in Company sales, operational efficiency improvement, lower performance-based compensation and lower advertising expenses, were offset by increased value-for-money offerings and wage inflation in the low single digits, resulting in decrease in Restaurant profit for the quarter, excluding the impact of F/X.

G&A Expenses

The decrease in G&A expenses for the quarter, excluding the impact of F/X, was primarily driven by lower performance-based compensation costs.

Operating Profit

The decrease in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the decrease in Restaurant profit, partially offset by lower G&A expenses.

All Other Segments

All Other Segments reflects the results of Lavazza, Huang Ji Huang, Little Sheep and Taco Bell, our delivery operating segment and our e-commerce business.

	Quarter Ended
			% B/(W)
	3/31/2024	3/31/2023	Reported		Ex F/X
Company sales	$14	$15	(14)		(10)
Franchise fees and income	5	6	(10)		(6)
Revenues from transactions with franchisees	20	19	11		17
Other revenues	164	162	1		6
Total revenues	$203	$202	1		6
Company restaurant expenses	$17	$18	7		2
G&A expenses	$10	$10	7		2
Expenses for transactions with franchisees	$19	$18	(10)		(15)
Other operating costs and expenses	$162	$161	(1)		(6)
Closures and impairment expenses, net	$—	$1	NM		NM
Operating Loss	$(5)	$(6)	19		15
Restaurant loss	$(3)	$(3)	(27)		(34)
Restaurant margin %	(31.4)%	(21.2)%	(10.2)	ppts.	(10.2)	ppts.

Total Revenues

The increase in Total revenues of All other segments for the quarter, excluding the impact of F/X, was primarily driven by inter-segment revenue generated by our delivery team for services provided to Company-owned restaurants as a result of increased delivery sales.

Operating Loss

The decrease in Operating loss for the quarter, excluding the impact of F/X, was primarily driven by the decrease in Operating loss from certain emerging brands.

Corporate and Unallocated

	Quarter Ended
			% B/(W)
	3/31/2024	3/31/2023	Reported	Ex F/X
Revenues from transactions with franchisees	$72	$63	14	20
Other revenues	$15	$10	51	59
Expenses for transactions with franchisees	$72	$63	(14)	(20)
Other operating costs and expenses	$14	$8	(68)	(78)
Corporate G&A expenses	$42	$56	24	21
Other unallocated income, net	$(1)	$(1)	9	10
Interest income, net	$38	$38	(1)	(1)
Investment gain (loss)	$8	$(17)	NM	NM
Income tax provision (See Note 12)	$(113)	$(125)	10	6
Equity in net earnings (losses) from equity method investments	$—	$1	(60)	(55)
Effective tax rate (See Note 12)	26.9%	28.5%	1.6%	1.6%

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

G&A Expenses

The decrease in Corporate G&A expenses for the quarter, excluding the impact of F/X, was primarily due to lower performance-based compensation.

Investment gain (loss)

The investment gain (loss) mainly relates to the change in fair value of our investment in Meituan. See Note 3 for additional information.

Income Tax Provision

Our income tax provision primarily includes tax on our earnings generally at the Chinese statutory tax rate of 25% with certain Chinese subsidiaries qualified for preferential tax rates, withholding tax on planned or actual repatriation of earnings outside of China, Hong Kong profits tax, and U.S. corporate income tax, if any. The lower effective tax rate for the quarter ended March 31, 2024 was primarily due to the favorable impact from the reduction of certain non-deductible expenses.

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

Entities that are general VAT taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as a VAT asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, in the Condensed Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT asset for recoverability, giving consideration to the indefinite life of VAT assets as well as its forecasted operating results and capital spending, which inherently includes significant assumptions that are subject to change. As of March 31, 2024, the Company has not made an allowance for the recoverability of VAT assets, as the balance is expected to be utilized to offset against VAT payables or be refunded in the future.

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

As of March 31, 2024, VAT assets of $94 million, VAT assets of $7 million and net VAT payable of $5 million were recorded in Prepaid expenses and other current assets, Other assets and Accounts payable and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets.

The Company will continue to review the classification of VAT assets at each balance sheet date, giving consideration to different local implementation practices of refunding VAT assets and the outcome of potential administrative reviews.

Pursuant to Circular [2019] No. 39, Circular [2019] No. 87 and Circular [2022] No. 11 jointly issued by relevant government authorities, including the MOF and the STA, from April 1, 2019 to December 31, 2022, general VAT taxpayers in certain industries that meet certain criteria were allowed to claim an additional 10% or 15% input VAT, which were used to offset their VAT payables. Pursuant to Circular [2023] No. 1 jointly issued by the MOF and the STA in January 2023, such VAT policy was further extended to December 31, 2023 but the additional deduction was reduced to 5% or 10% respectively. Accordingly, we recognized such VAT deductions of $19 million in the first quarter of 2023. The VAT deductions were recorded as a reduction to the related expense item, primarily in Company restaurant expenses included in the Condensed Consolidated Statements of Income. Based on the information currently available to the Company, such preferential VAT policy is not expected to be extended.

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

Condensed Consolidated Cash Flows

Our cash flows for the quarters ended March 31, 2024 and 2023 were as follows:

Net cash provided by operating activities was $442 million in 2024 as compared to $507 million in 2023. The decrease was primarily driven by the decrease in Operating profit along with working capital changes.

Net cash provided by investing activities was $99 million in 2024 as compared to net cash used in investing activities of $429 million in 2023. The change was mainly due to the net impact on cash flows resulting from purchases and maturities of short-term investments, and long-term bank deposits and notes.

Net cash used in financing activities was $776 million in 2024 as compared to $99 million in 2023. The increase was primarily driven by the increase in share repurchases.

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

Share Repurchases and Dividends

On November 2, 2023, our Board of Directors increased the share repurchase authorization by $1 billion to an aggregate of $3.4 billion. Yum China may repurchase shares under this program from time to time in the open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the quarters ended March 31, 2024 and 2023, the Company repurchased 16.6 million shares of common stock for $681 million and 1.0 million shares of common stock for $62 million, respectively, under the repurchase program.

For the quarters ended March 31, 2024 and 2023, the Company paid cash dividends of approximately $64 million and $54 million, respectively, to stockholders through a quarterly dividend payment of $0.16 and $0.13 per share, respectively.

On April 29, 2024, the Board of Directors declared a cash dividend of $0.16 per share, payable on June 18, 2024, to stockholders of record as of the close of business on May 28, 2024. The total estimated cash dividend payable is approximately $63 million.

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

Borrowing Capacity

As of March 31 2024, the Company had credit facilities of RMB7,289 million (approximately $1,009 million), comprised of onshore credit facilities in the aggregate amount of RMB5,700 million (approximately $789 million) and offshore credit facilities in the aggregate amount of $220 million.

The credit facilities had remaining terms ranging from less than one year to three years as of March 31, 2024. Our credit facilities mainly include term loans, overdrafts, letters of credit, banker’s acceptance notes and bank guarantees. The credit facilities in general bear interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreements. As of March 31, 2024, we had outstanding short-term bank borrowings of RMB1,195 million (approximately $165 million), mainly to manage working capital at our operating subsidiaries. Such bank borrowings were secured by $78 million short-term investments, and are due within one year from their issuance dates. As of March 31, 2024, we also had outstanding bank guarantees of RMB257 million (approximately $36 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants. Our credit facilities were therefore reduced by outstanding short-term bank borrowings, adjusted for unamortized interest and collateral, and outstanding guarantees. As of March 31, 2024, the Company had unused credit facilities of approximately $885 million.

Off-Balance Sheet Arrangements

See the Guarantees section of Note 14 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

See Note 2 for details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requiring public business entities to provide disclosures of significant expenses and other segment items. The guidance also requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for the Company for annual periods from January 1, 2024, and for interim periods from January 1, 2025, with early adoption permitted. We are currently evaluating the impact the adoption of this standard may have on our financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “aim,” “commit,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology. Forward-looking statements are based on our expectations, estimates, assumptions or projections concerning future results or events as of the date of the filing of this Form 10-Q. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those statements. We cannot assure you that any of our assumptions are correct or any of our expectations, estimates or projections will be achieved. Numerous factors could cause our actual results to differ materially from those expressed or implied by forward-looking statements, including, without limitation, the following:

•
Risks related to our business and industry, such as (a) food safety and foodborne illness concerns, (b) significant failure to maintain effective quality assurance systems for our restaurants, (c) significant liability claims, food contamination complaints from our customers or reports of incidents of food tampering, (d) health concerns arising from outbreaks of viruses or other illnesses, including the COVID-19 pandemic, (e) the fact that the operation of our restaurants is subject to the terms of the master license agreement with YUM, (f) the fact that substantially all of our revenue is derived from our operations in China, (g) the fact that our success is tied to the success of YUM’s brand strength, marketing campaigns and product innovation, (h) shortages or interruptions in the availability and delivery of food products and other supplies, (i) fluctuation of raw materials prices, (j) our inability to attain our target development goals, the potential cannibalization of existing sales by aggressive development and the possibility that new restaurants will not be profitable, (k) risks associated with leasing real estate, (l) inability to obtain desirable restaurant locations on commercially reasonable terms, (m) labor shortages or increases in labor costs, (n) the fact that our success depends substantially on our corporate reputation and on the value and perception of our brands, (o) the occurrence of security breaches and cyber-attacks, (p) failure to protect the integrity and security of our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf, (q) failures or interruptions of service or security breaches in our information technology systems, (r) the fact that our business depends on the performance of, and our long-term relationships with, third-party mobile payment processors, internet infrastructure operators, internet service providers and delivery aggregators and third-party e-commerce platforms, (s) failure to provide timely and reliable delivery services by our restaurants, (t) our growth strategy with respect to Lavazza may not be successful, (u) the anticipated benefits of our acquisitions may not be realized in a timely manner or at all, (v) challenges and risks related to our new retail and e-commerce businesses, (w) use of GenAI technologies, (x) our inability or failure to recognize, respond to and effectively manage the impact of social media, (y) failure to comply with anti-bribery or anti-corruption laws, (z) U.S. federal income taxes, changes in tax rates, disagreements with tax authorities and imposition of new taxes, (aa) changes in consumer discretionary spending and general economic conditions, (bb) the fact that the restaurant industry in which we operate is highly competitive, (cc) loss of or failure to obtain or renew any or all of the approvals, licenses and permits to operate our business, (dd) our inability to adequately protect the intellectual property we own or have the right to use, (ee) our licensor’s failure to protect its intellectual property, (ff) seasonality and certain major events in China, (gg) our failure to detect, deter and prevent all instances of fraud or other misconduct committed by our employees, customers or other third parties, (hh) the fact that our success depends on the continuing efforts of our key management and experienced and capable personnel as well as our ability to recruit new talent, (ii) our strategic investments or acquisitions may be unsuccessful; (jj) our investment in technology and innovation may not generate the expected level of returns, and (kk) fair value changes for our investment in equity securities, lower yields of our short-term investments or lower returns of our future long-term bank deposits and notes may adversely affect our financial condition and results of operations, and (ll) our operating results may be adversely affected by our investment in equity method investee;

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

In addition, other risks and uncertainties not presently known to us or that we currently believe to be immaterial could affect the accuracy of any such forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. You should consult our filings with the SEC (including the information set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023) for additional information regarding factors that could affect our financial and other results. You should not place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Form 10-Q. We are not undertaking to update any of these statements, except as required by law.

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

As substantially all of the Company’s assets are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended March 31, 2024, the Company’s Operating profit would have decreased by approximately $35 million, if the RMB weakened 10% relative to the US$. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 29, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors authorized an aggregate of $3.4 billion for our share repurchase program, including its most recent increase in authorization on November 2, 2023. The authorizations do not have an expiration date.

The following table provides information as of March 31, 2024 with respect to shares of Yum China common stock repurchased on the NYSE and HKEX by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share(a)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)

1/1/24-1/31/24	1,696	$37.34	1,696	$1,534
2/1/24-2/29/24	8,461	$41.35	8,461	$1,471
3/1/24-3/31/24	6,397	$41.92	6,397	$1,121
Total	16,554	$41.16	16,554	$853

a.
Starting January 2024, the Company also repurchased shares of common stock through open market transactions on the HKEX. Shares repurchased on the HKEX have been converted into U.S. dollars at the exchange rate on the date of repurchase.

Item 5. Other Information

During the quarter ended March 31, 2024, none of the Company’s officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) or directors adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

Yum China Holdings, Inc.
(Registrant)

Date:	May 8, 2024	/s/ Xueling Lu
Controller and Principal Accounting Officer