Form 10-Q
period 2024-06-30
Yum China Holdings, Inc.
filed 2024-08-09
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2024 was 384,423,600 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended		Year to Date Ended
Revenues	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Company sales	$2,528	$2,517	$5,322	$5,289
Franchise fees and income	22	21	47	46
Revenues from transactions with franchisees	96	89	203	182
Other revenues	33	27	65	54
Total revenues	2,679	2,654	5,637	5,571
Costs and Expenses, Net
Company restaurants
Food and paper	797	773	1,693	1,608
Payroll and employee benefits	666	665	1,374	1,348
Occupancy and other operating expenses	674	675	1,371	1,366
Company restaurant expenses	2,137	2,113	4,438	4,322
General and administrative expenses	133	153	273	316
Franchise expenses	9	9	19	19
Expenses for transactions with franchisees	92	84	196	175
Other operating costs and expenses	29	24	58	48
Closures and impairment expenses, net	13	14	14	17
Other (income) expenses, net	—	—	(1)	1
Total costs and expenses, net	2,413	2,397	4,997	4,898
Operating Profit	266	257	640	673
Interest income, net	31	40	69	78
Investment gain (loss)	8	(11)	16	(28)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	305	286	725	723
Income tax provision	(77)	(71)	(190)	(196)
Equity in net earnings (losses) from equity method investments	—	(1)	—	—
Net income – including noncontrolling interests	228	214	535	527
Net income – noncontrolling interests	16	17	36	41
Net Income – Yum China Holdings, Inc.	$212	$197	$499	$486
Weighted-average common shares outstanding (in millions):
Basic	389	418	395	418
Diluted	391	422	397	423
Basic Earnings Per Common Share	$0.55	$0.47	$1.27	$1.16
Diluted Earnings Per Common Share	$0.55	$0.47	$1.26	$1.15

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended		Year to Date Ended
	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Net income – including noncontrolling interests	$228	$214	$535	$527
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustments	(30)	(259)	(111)	(245)
Comprehensive income (loss) – including noncontrolling interests	198	(45)	424	282
Comprehensive income (loss) – noncontrolling interests	12	(17)	22	9
Comprehensive Income (Loss) – Yum China Holdings, Inc.	$186	$(28)	$402	$273

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Year to Date Ended
	6/30/2024	6/30/2023
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$535	$527
Depreciation and amortization	235	228
Non-cash operating lease cost	203	202
Closures and impairment expenses	14	17
Investment (gain) loss	(16)	28
Equity in net (earnings) losses from equity method investments	—	—
Distributions of income received from equity method investments	7	8
Deferred income taxes	(2)	13
Share-based compensation expense	23	29
Changes in accounts receivable	(5)	2
Changes in inventories	52	1
Changes in prepaid expenses, other current assets and value-added tax assets	(28)	19
Changes in accounts payable and other current liabilities	27	54
Changes in income taxes payable	25	25
Changes in non-current operating lease liabilities	(206)	(193)
Other, net	(21)	(36)
Net Cash Provided by Operating Activities	843	924
Cash Flows – Investing Activities
Capital spending	(358)	(332)
Purchases of short-term investments, long-term bank deposits and notes	(1,479)	(2,172)
Maturities of short-term investments, long-term bank deposits and notes	1,702	1,904
Other, net	3	2
Net Cash Used in Investing Activities	(132)	(598)
Cash Flows – Financing Activities
Proceeds from short-term borrowings	307	—
Repayment of short-term borrowings	(52)	—
Repurchase of shares of common stock	(869)	(122)
Cash dividends paid on common stock	(126)	(108)
Dividends paid to noncontrolling interests	(28)	(28)
Contributions from noncontrolling interests	—	35
Payment of acquisition related holdback	—	(3)
Other, net	(17)	(4)
Net Cash Used in Financing Activities	(785)	(230)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(11)	(37)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(85)	59
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	1,128	1,130
Cash, Cash Equivalents, and Restricted Cash - End of Period	$1,043	$1,189

Supplemental Cash Flow Data
Cash paid for income tax	187	175
Cash paid for interest	4	—
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	167	153

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	6/30/2024	12/31/2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,043	$1,128
Short-term investments	1,434	1,472
Accounts receivable, net	74	68
Inventories, net	362	424
Prepaid expenses and other current assets	368	339
Total Current Assets	3,281	3,431
Property, plant and equipment, net	2,314	2,310
Operating lease right-of-use assets	2,151	2,217
Goodwill	1,888	1,932
Intangible assets, net	146	150
Long-term bank deposits and notes	1,051	1,265
Equity investments	343	332
Deferred income tax assets	132	129
Other assets	262	265
Total Assets	11,568	12,031

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	2,149	2,164
Short-term borrowings	416	168
Income taxes payable	113	90
Total Current Liabilities	2,678	2,422
Non-current operating lease liabilities	1,827	1,899
Non-current finance lease liabilities	46	44
Deferred income tax liabilities	386	390
Other liabilities	149	157
Total Liabilities	5,086	4,912

Redeemable Noncontrolling Interest	13	13

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 387 million shares and 407 million shares issued at June 30, 2024 and December 31, 2023, respectively; 386 million shares and 407 million shares outstanding at June 30, 2024 and December 31, 2023, respectively.	4	4
Treasury stock	(17)	—
Additional paid-in capital	4,103	4,320
Retained earnings	2,048	2,310
Accumulated other comprehensive loss	(326)	(229)
Total Yum China Holdings, Inc. Stockholders' Equity	5,812	6,405
Noncontrolling interests	657	701
Total Equity	6,469	7,106
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$11,568	$12,031

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Equity (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity	Interest
Balance at March 31, 2024	394	$4	$4,159	$2,078	$(300)	(2)	$(76)	$710	$6,575	$13
Net Income				212				16	228	—
Foreign currency translation adjustments					(26)			(4)	(30)	—
Comprehensive income									198	—
Cash dividends declared ($0.16 per common share)				(62)					(62)
Distributions to/contributions from noncontrolling interests								(65)	(65)
Repurchase and retirement of shares	(6)	—	(69)	(180)		1	59		(190)
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			13					—	13
Balance at June 30, 2024	387	$4	$4,103	$2,048	$(326)	(1)	$(17)	$657	$6,469	$13

Balance at March 31, 2023	418	$4	$4,391	$2,374	$(91)	—	$—	$726	$7,404	$12
Net Income				197				17	214	—
Foreign currency translation adjustments					(225)			(34)	(259)	—
Comprehensive loss									(45)	—
Cash dividends declared ($0.13 per common share)				(54)					(54)
Contributions from / distributions to noncontrolling interests								(53)	(53)
Repurchase and retirement of shares	(1)	—	(11)	(52)					(63)
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			16					—	16
Balance at June 30, 2023	417	$4	$4,396	$2,465	$(316)	—	$—	$656	$7,205	$12

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2023	407	$4	$4,320	$2,310	$(229)	—	$—	$701	$7,106	$13
Net Income				499				36	535	—
Foreign currency translation adjustments					(97)			(14)	(111)	—
Comprehensive income									424	—
Cash dividends declared ($0.32 per common share)				(126)					(126)
Distributions to/contributions from noncontrolling interests								(66)	(66)
Repurchase and retirement of shares	(21)	—	(225)	(635)		(1)	(17)		(877)
Exercise and vesting of share-based awards	1	—	(15)						(15)
Share-based compensation			23					—	23
Balance at June 30, 2024	387	$4	$4,103	$2,048	$(326)	(1)	$(17)	$657	$6,469	$13

Balance at December 31, 2022	419	$4	$4,390	$2,191	$(103)	—	$—	$666	$7,148	$12
Net Income				486				41	527	—
Foreign currency translation adjustments					(213)			(32)	(245)	—
Comprehensive income									282	—
Cash dividends declared ($0.26 per common share)				(108)					(108)
Distributions to/contributions from noncontrolling interests								(19)	(19)
Repurchase and retirement of shares	(2)	—	(21)	(104)		—	—		(125)
Exercise and vesting of share-based awards	1	—	(2)						(2)
Share-based compensation			29					—	29
Balance at June 30, 2023	417	$4	$4,396	$2,465	$(316)	—	$—	$656	$7,205	$12

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

In 1987, KFC was the first major global restaurant brand to enter China. As of June 30, 2024, there were 10,931 KFC stores in China. We maintain a controlling interest of 58%, 70%, 83%, 92% and approximately 60% in the entities that own and operate the KFCs in and around Shanghai, Beijing, Wuxi, Suzhou and Hangzhou, respectively.

The first Pizza Hut in China opened in 1990. As of June 30, 2024, there were 3,504 Pizza Hut restaurants in China.

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

We operate our own retail brand, Shaofaner, which sells packaged foods through online and offline channels. The operating results of Shaofaner are included in our e-commerce business operating segment.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of June 30, 2024, and our results of operations, comprehensive income, statements of equity for the quarters and years to date ended June 30, 2024 and 2023 and cash flows for the years to date ended June 30, 2024 and 2023. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 29, 2024.

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

In addition to its equity interest in Hangzhou KFC, Hangzhou Catering operates approximately 70 Chinese dining restaurants under four time-honored brands and a food processing business. The Company applies the equity method of accounting to the 28% equity interest in Hangzhou Catering excluding the Hangzhou KFC business and recorded this investment in Equity investments based on its then fair value. The Company elected to report its share of Hangzhou Catering’s financial results with a one-quarter lag because its results are not available in time for the Company to record them in the concurrent period. The Company's equity earnings (losses) from Hangzhou Catering, net of taxes, were immaterial for both quarters ended June 30, 2024 and 2023, and both years to date ended June 30, 2024 and 2023, and included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income. As of June 30, 2024 and December 31, 2023, the carrying amount of the Company’s equity method investment in Hangzhou Catering was $44 million and $41 million, respectively, exceeding the Company’s interest in Hangzhou Catering’s underlying net assets by $23 million and $24 million, respectively. Substantially all of this difference was attributable to its self-owned properties and impact of related deferred tax liabilities determined upon acquisition, which is being depreciated over a weighted-average remaining useful life of 20 years.

The purchase amount from Hangzhou Catering was immaterial for both quarters ended June 30, 2024 and 2023, and both years to date ended June 30, 2024 and 2023. The Company’s accounts payable and other current liabilities due to Hangzhou Catering were immaterial as of both June 30, 2024 and December 31, 2023.

Fujian Sunner Development Co., Ltd. (“Sunner”) Investment

In the first quarter of 2021, the Company acquired a 5% equity interest in Sunner, a Shenzhen Stock Exchange-listed company. Sunner is China’s largest white-feathered chicken producer and the Company’s largest poultry supplier. In May 2021, a senior executive of the Company was nominated and appointed to Sunner’s board of directors upon Sunner’s shareholder approval. Through this representation, the Company participates in Sunner’s policy making process. The representation on the board, along with the Company being one of Sunner’s significant shareholders, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. In the quarters and years to date ended June 30, 2024 and 2023, the Company's equity income (losses) from Sunner, net of taxes, was immaterial and was included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income.

The Company purchased inventories of $131 million and $137 million from Sunner for the quarters ended June 30, 2024 and 2023, respectively, and $247 million and $256 million for the years to date ended June 30, 2024 and 2023, respectively. The Company’s accounts payable and other current liabilities due to Sunner were $52 million and $51 million as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024 and December 31, 2023, the carrying amount of the Company’s investment in Sunner was $216 million and $225 million, respectively, exceeding the Company’s interest in Sunner’s underlying net assets by $148 million and $152 million, respectively. As of June 30, 2024 and December 31, 2023, $15 million and $16 million of these basis differences were related to finite-lived intangible assets determined upon acquisition, respectively, which are being amortized over the estimated useful life of 20 years. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of June 30, 2024 and December 31, 2023, the market value of the Company’s investment in Sunner was $117 million and $151 million based on its quoted closing price, respectively.

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

A summary of pre-tax gains or losses on investment in equity securities of Meituan recognized, which were included in Investment gain (loss) in our Condensed Consolidated Statements of Income, is as follows:

	Quarter Ended		Year to Date Ended
	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Unrealized gain (loss) recorded on equity securities still held as of the end of the period	$8	$(12)	$16	$(29)

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

Disaggregation of Revenue

The following tables present revenue disaggregated by types of arrangements and segments:

	Quarter Ended 6/30/2024
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,983	$530	$15	$—	$2,528	$—	$2,528
Franchise fees and income	16	2	4	—	22	—	22
Revenues from transactions with franchisees	12	1	16	67	96	—	96
Other revenues	3	7	144	16	170	(137)	33
Total revenues	$2,014	$540	$179	$83	$2,816	$(137)	$2,679

	Quarter Ended 6/30/2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,954	$546	$17	$—	$2,517	$—	$2,517
Franchise fees and income	15	2	4	—	21	—	21
Revenues from transactions with franchisees	11	1	17	60	89	—	89
Other revenues	4	5	144	10	163	(136)	27
Total revenues	$1,984	$554	$182	$70	$2,790	$(136)	$2,654

	Year to Date Ended 6/30/2024
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$4,176	$1,117	$29	$—	$5,322	$—	$5,322
Franchise fees and income	34	4	9	—	47	—	47
Revenues from transactions with franchisees	26	2	36	139	203	—	203
Other revenues	8	12	308	31	359	(294)	65
Total revenues	$4,244	$1,135	$382	$170	$5,931	$(294)	$5,637

	Year to Date Ended 6/30/2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$4,120	$1,137	$32	$—	$5,289	$—	$5,289
Franchise fees and income	32	4	10	—	46	—	46
Revenues from transactions with franchisees	21	2	36	123	182	—	182
Other revenues	9	8	306	20	343	(289)	54
Total revenues	$4,182	$1,151	$384	$143	$5,860	$(289)	$5,571

Accounts Receivable

Accounts receivable primarily consist of trade receivables and royalties from franchisees, and are generally due within 30 days of the period in which the corresponding sales occur. Our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of June 30, 2024 and December 31, 2023, the ending balances of provision for accounts receivable were $2 million and $1 million, respectively, and amounts of accounts receivable past due were immaterial.

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets in the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $6 million at both June 30, 2024 and December 31, 2023.

Contract Liabilities

Contract liabilities at June 30, 2024 and December 31, 2023 were as follows:

Contract liabilities	6/30/2024	12/31/2023
– Deferred revenue related to prepaid stored-value products	$160	$142
– Deferred revenue related to upfront franchise fees	38	37
– Deferred revenue related to customer loyalty programs	24	24
– Deferred revenue related to privilege membership programs	28	24
– Others	—	1
Total	$250	$228

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs and customer loyalty programs is included in Accounts payable and other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $53 million and $72 million for the quarters ended June 30, 2024 and 2023, respectively, and $78 million and $81 million for the years to date ended June 30, 2024 and 2023, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 5 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended		Year to Date Ended
	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Net Income – Yum China Holdings, Inc.	$212	$197	$499	$486
Weighted-average common shares outstanding (for basic calculation)(a)	389	418	395	418
Effect of dilutive share-based awards(a)	2	4	2	5
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)(a)	391	422	397	423
Basic Earnings Per Common Share	$0.55	$0.47	$1.27	$1.16
Diluted Earnings Per Common Share	$0.55	$0.47	$1.26	$1.15
Share-based awards excluded from the diluted EPS computation(b)	6	2	6	2

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
(b)
These outstanding stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) were excluded from the computation of diluted EPS because to do so would have been antidilutive for the periods presented, or because certain PSUs are contingently issuable based on the achievement of performance and market conditions, which have not been met as of June 30, 2024 and 2023.

Note 6 – Equity

Share Repurchase and Retirement

Our Board of Directors has authorized an aggregate of $3.4 billion for our share repurchase program. During the years to date ended June 30, 2024 and 2023, the Company repurchased 21.7 million shares of common stock for $868 million, and 2.1 million shares of common stock for $124 million, respectively, under the repurchase program. The total repurchase cost included $3 million and $2 million settled subsequent to June 30, 2024 and 2023, for shares repurchased with trade dates on and prior to June 30, 2024 and 2023, respectively. As of June 30, 2024, approximately $666 million remained available for future share repurchases under the authorization.

Of the shares repurchased for the year to date ended June 30, 2024, 21.2 million shares were retired and resumed the status of authorized and unissued shares of common stock, and 0.5 million shares repurchased on the HKEX are expected to be retired subsequent to June 30, 2024 and included in Treasury stock in the Condensed Consolidated Financial Statement.

The Inflation Reduction Act of 2022 (“IRA”), which is discussed further in Note 12, imposes an excise tax of 1% on net share repurchases that occur after December 31, 2022. Estimated excise tax on net share repurchases, which was recognized as part of the cost of the shares repurchased, amounted to $8 million and $1 million for the years to date ended June 30, 2024 and 2023, respectively.

Note 7 – Supplemental Balance Sheet Information

Accounts Receivable, net	6/30/2024	12/31/2023
Accounts receivable, gross	$76	$69
Allowance for doubtful accounts	(2)	(1)
Accounts receivable, net	$74	$68

Prepaid Expenses and Other Current Assets	6/30/2024	12/31/2023
Value-added tax ("VAT") assets	$99	$91
Receivables from payment processors and aggregators	80	78
Interest receivables	64	46
Deposits, primarily lease deposits	23	25
Other prepaid expenses and current assets	102	99
Prepaid expenses and other current assets	$368	$339

Property, Plant and Equipment (“PP&E”)	6/30/2024	12/31/2023
Buildings and improvements, and construction in progress	$3,081	$3,073
Finance leases, primarily buildings	73	68
Machinery and equipment	1,791	1,742
PP&E, gross	4,945	4,883
Accumulated depreciation	(2,631)	(2,573)
PP&E, net	$2,314	$2,310

Equity Investments	6/30/2024	12/31/2023
Investment in equity method investees	$282	$287
Investment in equity securities	61	45
Equity investments	$343	$332

Other Assets	6/30/2024	12/31/2023
Land use right	$110	$115
Long-term deposits, primarily lease deposits	96	94
Prepayment for acquisition of PP&E	30	28
VAT assets	8	6
Costs to obtain contracts	6	6
Others	12	16
Other assets	$262	$265

Accounts Payable and Other Current Liabilities	6/30/2024	12/31/2023
Accounts payable	$819	$786
Operating lease liabilities	418	426
Contract liabilities	217	196
Accrued compensation and benefits	213	299
Accrued capital expenditures	167	226
Dividends payable	91	40
Accrued marketing expenses	56	51
Other current liabilities	168	140
Accounts payable and other current liabilities	$2,149	$2,164

Other Liabilities	6/30/2024	12/31/2023
Contract liabilities	$33	$32
Accrued income tax payable	20	39
Other non-current liabilities	96	86
Other liabilities	$149	$157

Note 8 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2023
Goodwill, gross	$2,323	$1,840	$18	$465
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	1,932	1,840	18	74
Effect of currency translation adjustments	(44)	(42)	—	(2)
Balance as of June 30, 2024
Goodwill, gross	2,279	1,798	18	463
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$1,888	$1,798	$18	$72

(a)
Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.

Intangible assets, net as of June 30, 2024 and December 31, 2023 are as follows:

	6/30/2024				12/31/2023
	Gross Carrying Amount(a)	Accumulated Amortization(a)	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$262	$(259)	$—	$3	$268	$(265)	$—	$3
Huang Ji Huang franchise related assets	21	(5)	—	16	21	(4)	—	17
Daojia platform	16	(4)	(12)	—	16	(4)	(12)	—
Customer-related assets	12	(10)	(2)	—	12	(10)	(2)	—
Others	8	(5)	—	3	9	(6)	—	3
	$319	$(283)	$(14)	$22	$326	$(289)	$(14)	$23
Indefinite-lived intangible assets
Little Sheep trademark	$50	$—	$—	$50	$51	$—	$—	$51
Huang Ji Huang trademark	74	—	—	74	76	—	—	76
	$124	$—	$—	$124	$127	$—	$—	$127

Total intangible assets	$443	$(283)	$(14)	$146	$453	$(289)	$(14)	$150

(a)
Changes in gross carrying amount and accumulated amortization include the effect of currency translation adjustments.

(b)
Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense for finite-lived intangible assets was less than $1 million for both quarters ended June 30, 2024 and 2023, and $1 million and $3 million for the years to date ended June 30, 2024 and 2023, respectively. As of June 30, 2024, expected amortization expense for the unamortized finite-lived intangible assets was $1 million for the remainder of 2024 and $2 million in each of 2025, 2026, 2027 and 2028.

Note 9 – Short-term Borrowings

As of June 30, 2024 and December 31, 2023, we had outstanding short-term bank borrowings of $416 million and $168 million, respectively, mainly to manage working capital at our operating subsidiaries, which were secured by short-term investments of $57 million and $79 million, respectively. The bank borrowings are RMB denominated, bear a weighted-average interest rate of 1.8%, and are due within one year from their issuance dates.

Note 10 – Leases

As of June 30, 2024, we leased over 13,000 properties in China for our Company-owned restaurants. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant profit is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	6/30/2024	12/31/2023	Account Classification
Assets
Operating lease right-of-use assets	$2,151	$2,217	Operating lease right-of-use assets
Finance lease right-of-use assets	43	41	PP&E, net
Total leased assets(a)	$2,194	$2,258

Liabilities
Current
Operating lease liabilities	$418	$426	Accounts payable and other current liabilities
Finance lease liabilities	5	5	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,827	1,899	Non-current operating lease liabilities
Finance lease liabilities	46	44	Non-current finance lease liabilities
Total lease liabilities(a)	$2,296	$2,374

Summary of Lease Cost
	Quarter Ended		Year to Date Ended
	6/30/2024	6/30/2023	6/30/2024	6/30/2023	Account Classification

Operating lease cost	$128	$128	$258	$261	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	2	1	3	2	Occupancy and other operating expenses
Interest on lease liabilities	—	1	1	1	Interest income, net
Variable lease cost(b)	97	95	212	201	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	3	4	6	8	Occupancy and other operating expenses or G&A
Sub-lease income	(5)	(5)	(10)	(11)	Franchise fees and income or Other revenues
Total lease cost	$225	$224	$470	$462

(a)
As of June 30, 2024, the decrease of right-of-use (“ROU”) assets was primarily due to the amortization of assets relating to existing leases with fixed lease payments, a higher portion of our new leases with variable lease payments and the impact of foreign currency translation. The decrease of lease liabilities was consistent with the decrease of ROU assets.

(b)
During the quarter and year to date ended June 30, 2023, the Company was granted $2 million and $10 million in lease concessions from landlords related to the effects of the COVID-19 pandemic, respectively. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff question-and-answer document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted. The Company was no longer granted such lease concession beginning in 2024.

Supplemental Cash Flow Information
	Year to Date Ended
	6/30/2024	6/30/2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$259	$275
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	2	2
Right-of-use assets obtained in exchange for lease liabilities(c):
Operating leases	$177	$153
Finance leases	5	3

(c)
This supplemental non-cash disclosure for ROU assets obtained in exchange for lease liabilities includes an increase in lease liabilities associated with obtaining new ROU assets of $180 million and $171 million for the years to date ended June 30, 2024 and 2023, respectively, as well as adjustments to lease liabilities or ROU assets due to modification or other reassessment events, which resulted in a $2 million increase and $15 million decrease in lease liabilities for the years to date ended June 30, 2024 and 2023, respectively.

Lease Term and Discount Rate
	6/30/2024	6/30/2023
Weighted-average remaining lease term (years)
Operating leases	6.9	7.1
Finance leases	10.8	11.2

Weighted-average discount rate
Operating leases	4.8%	5.0%
Finance leases	4.9%	5.1%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of June 30, 2024 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2024	$274	$4	$278
2025	463	7	470
2026	416	7	423
2027	362	6	368
2028	297	6	303
Thereafter	832	36	868
Total undiscounted lease payment	2,644	66	2,710
Less: imputed interest(d)	399	15	414
Present value of lease liabilities	$2,245	$51	$2,296

(d)
As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of June 30, 2024, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $131 million. These leases will commence between the third quarter of 2024 and 2026 with lease terms of 1 year to 20 years.

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

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term bank deposits and notes, and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred during the quarters and years to date ended June 30, 2024 and 2023.

		Fair Value Measurement or Disclosure at June 30, 2024
	Balance at June 30, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$300		$300
Fixed income debt securities(a)	183		183
Money market funds	18	18
Total cash equivalents	501	18	483	—
Short-term investments:
Time deposits	986		986
Structured deposits	381		381
Variable return investments	67	67
Total short-term investments	1,434	67	1,367	—
Long-term bank deposits and notes:
Time deposits	580		580
Fixed income bank notes(a)	471		471
Total long-term bank deposits and notes	1,051	—	1,051	—
Equity investments:
Investment in equity securities	61	61
Total	$3,047	$146	$2,901	$—

		Fair Value Measurement or Disclosure at December 31, 2023
	Balance at December 31, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$293		$293
Fixed income debt securities(a)	14	14
Money market funds	11	11
Total cash equivalents	318	25	293	—
Short-term investments:
Time deposits	1,113		1,113
Fixed income debt securities(a)	200		200
Structured deposits	138		138
Variable return investments	21	21
Total short-term investments	1,472	21	1,451	—
Long-term bank deposits and notes:
Time deposits	903		903
Fixed income bank notes(a)	362		362
Total long-term bank deposits and notes	1,265	—	1,265	—
Equity investments:
Investment in equity securities	45	45
Total	$3,100	$91	$3,009	$—

(a)
Classified as held-to-maturity investments and measured at amortized cost.

The Company is required to place bank deposits or purchase insurance to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements. $61 million of time deposits in Long-term bank deposits and notes were restricted for use as of June 30, 2024, and $21 million of time deposits in Short-term investments and $28 million of time deposits in Long-term bank deposits and notes were restricted for use as of December 31, 2023.

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

As of each relevant measurement date, the fair value of restaurant-level assets, if determined to be impaired, is primarily represented by a price market participant would pay to sub-lease the operating lease ROU assets and acquire the remaining restaurant assets, which reflects the highest and best use of the assets. Significant unobservable inputs used in the fair value measurement include market rental prices, which were determined with the assistance of an independent valuation specialist. The direct comparison approach is used as the valuation technique by assuming a sub-lease of each of the properties in its existing state with vacant possession. By making reference to lease transactions as available in the relevant market, comparable properties in close proximity have been selected and adjustments have been made to account for any difference in factors such as location and property size.

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the quarters and years to date ended June 30, 2024 and 2023. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective period-end dates.

	Quarter Ended		Year to Date Ended
	6/30/2024	6/30/2023	6/30/2024	6/30/2023	Account Classification
Restaurant-level impairment(a)	$7	$14	$7	$14	Closure and impairment expenses, net

(a)
Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted mainly from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. After considering the impairment charges recorded during the corresponding periods, the fair value of such assets as of June 30, 2024 and 2023 was $22 million and $55 million, respectively.

Note 12 – Income Taxes

	Quarter Ended		Year to Date Ended
	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Income tax provision	$77	$71	$190	$196
Effective tax rate	25.2%	24.7%	26.2%	27.0%

The higher effective tax rate for the quarter ended June 30, 2024 was primarily due to less benefits from preferential tax rates at qualified subsidiaries recognized in the second quarter of 2024.

The lower effective tax rate for the year to date ended June 30, 2024 was primarily due to the favorable impact from the reduction of certain non-deductible items and the impact from fair value change of our investment in Meituan.

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

The Organization for Economic Cooperation and Development (the “OECD”), the European Union and other jurisdictions (including jurisdictions in which we have operations or presence) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD's Pillar Two initiative introduced a 15% global minimum tax applied on a jurisdiction-by-jurisdiction basis and for which many jurisdictions have now committed to an effective enactment date starting January 1, 2024. The Company will monitor the regulatory developments and continue to evaluate the impact, if any.

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

	Quarter Ended 6/30/2024
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$2,014	$540	$42	$83	$2,679	$—	$2,679
Inter-segment revenue	—	—	137	—	137	(137)	—
Total	$2,014	$540	$179	$83	$2,816	$(137)	$2,679

	Quarter Ended 6/30/2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$1,984	$554	$46	$70	$2,654	$—	$2,654
Inter-segment revenue	—	—	136	—	136	(136)	—
Total	$1,984	$554	$182	$70	$2,790	$(136)	$2,654

	Year to Date Ended 6/30/2024
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$4,244	$1,135	$88	$170	$5,637	$—	$5,637
Inter-segment revenue	—	—	294	—	294	(294)	—
Total	$4,244	$1,135	$382	$170	$5,931	$(294)	$5,637

	Year to Date Ended 6/30/2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$4,182	$1,151	$95	$143	$5,571	$—	$5,571
Inter-segment revenue	—	—	289	—	289	(289)	—
Total	$4,182	$1,151	$384	$143	$5,860	$(289)	$5,571

	Quarter Ended		Year to Date Ended
Operating Profit (Loss)	6/30/2024	6/30/2023	6/30/2024	6/30/2023
KFC	$264	$273	$636	$693
Pizza Hut	40	35	87	90
All Other Segments	(3)	(6)	(8)	(13)
Unallocated revenues from transactions with franchisees(b)	67	60	139	123
Unallocated other revenues	16	10	31	20
Unallocated expenses for transactions with franchisees(b)	(66)	(59)	(138)	(122)
Unallocated other operating costs and expenses	(16)	(10)	(30)	(18)
Unallocated and corporate G&A expenses	(36)	(46)	(78)	(101)
Unallocated other income, net	—	—	1	1
Operating Profit	$266	$257	$640	$673
Interest income, net(a)	31	40	69	78
Investment gain (loss)(a)	8	(11)	16	(28)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	$305	$286	$725	$723

	Quarter Ended		Year to Date Ended
Impairment Charges	6/30/2024	6/30/2023	6/30/2024	6/30/2023
KFC(c)	$8	$9	$10	$12
Pizza Hut(c)	5	4	6	5
All Other Segments(c)	2	4	3	4
	$15	$17	$19	$21

	Total Assets
	6/30/2024	12/31/2023
KFC	$5,262	$5,371
Pizza Hut	889	904
All Other Segments	325	347
Corporate and Unallocated(d)	5,092	5,409
	$11,568	$12,031

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

Note 15 – Subsequent Events

Cash Dividend

On August 5, 2024, the Company announced that the Board of Directors declared a cash dividend of $0.16 per share on Yum China’s common stock, payable on September 17, 2024, to stockholders of record as of the close of business on August 27, 2024. Total estimated cash dividend payable is approximately $61 million.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of 2023 system sales, with 15,423 restaurants covering over 2,100 cities primarily in China as of June 30, 2024. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Lavazza, Huang Ji Huang, Little Sheep and Taco Bell. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China (excluding Hong Kong, Macau and Taiwan), and own the intellectual property of the Little Sheep and Huang Ji Huang concepts outright. We also established a joint venture with Lavazza Group, the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee concept in China. KFC was the first major global restaurant brand to enter China in 1987. With more than 35 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of 2023 system sales. We believe that there are significant opportunities to further expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of June 30, 2024, KFC operated 10,931 restaurants in over 2,100 cities across China.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of June 30, 2024, Pizza Hut operated 3,504 restaurants in over 770 cities.

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

Quarters and Years to Date Ended June 30, 2024 and 2023

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

	Quarter Ended		%/ppts Change		Year to Date Ended		%/ppts Change
	6/30/2024	6/30/2023	Reported	Ex F/X	6/30/2024	6/30/2023	Reported	Ex F/X
System Sales Growth(a) (%)	4	32	NM	NM	5	24	NM	NM
Same-Store Sales (Decline) Growth(a) (%)	(4)	15	NM	NM	(3)	11	NM	NM
Operating Profit	266	257	+4	+7	640	673	(5)	—
Adjusted Operating Profit(b)	266	259	+3	+6	640	678	(6)	(1)
Core Operating Profit(b)	275	247	NM	+12	671	639	NM	+5
OP Margin(c) (%)	9.9	9.7	+0.2	+0.2	11.4	12.1	(0.7)	(0.7)
Core OP Margin(b) (%)	10.0	9.3	NM	+0.7	11.4	11.5	NM	(0.1)
Net Income	212	197	+8	+11	499	486	+3	+7
Adjusted Net Income(b)	212	199	+7	+10	499	491	+2	+6
Diluted Earnings Per Common Share	0.55	0.47	+17	+19	1.26	1.15	+10	+14
Adjusted Diluted Earnings Per Common Share(b)	0.55	0.47	+17	+19	1.26	1.16	+9	+13

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

As compared to the second quarter of 2023, Total revenues in the second quarter of 2024 increased 1%, or 4% excluding the impact of F/X. Total revenues for the year to date ended June 30, 2024 increased 1%, or 5% excluding the impact of F/X. The increase in Total revenues for the quarter and year to date ended June 30, 2024, excluding the impact of F/X, was driven by 8% net new unit contribution, partially offset by same-store sales decline, resulting from lower ticket average and same-store transaction growth.

Operating profit for the second quarter increased 4%, or 7% excluding the impact of F/X. Operating profit for the year to date ended June 30, 2024 decreased 5%, or remained flat excluding the impact of F/X. Further excluding the lapping impact from the temporary relief from landlords and government agencies and VAT deductions received in prior year, Operating profit for the quarter and year to date ended June 30, 2024 both increased, primarily driven by the increase in Total revenues, operational efficiency improvement, favorable commodity prices, lower advertising expenses and lower performance-based compensation costs, offset by increased value-for-money offerings and wage inflation in the low single digits.

The Consolidated Results of Operations for the quarters and years to date ended June 30, 2024 and 2023 and other data are presented below:

	Quarter Ended		% B/(W)(a)				Year to Date Ended		% B/(W)(a)
	6/30/2024	6/30/2023	Reported		Ex F/X		6/30/2024	6/30/2023	Reported		Ex F/X
Company sales	$2,528	$2,517	—		4		$5,322	$5,289	1		5
Franchise fees and income	22	21	—		4		47	46	1		6
Revenues from transactions with franchisees	96	89	8		11		203	182	11		16
Other revenues	33	27	20		24		65	54	19		24
Total revenues	$2,679	$2,654	1		4		$5,637	$5,571	1		5
Company restaurant expenses	$2,137	$2,113	(1)		(4)		$4,438	$4,322	(3)		(7)
Operating Profit	$266	$257	4		7		$640	$673	(5)		—
Interest income, net	31	40	(21)		(21)		69	78	(11)		(11)
Investment gain (loss)	8	(11)	NM		NM		16	(28)	NM		NM
Income tax provision	(77)	(71)	(9)		(12)		(190)	(196)	3		(1)
Equity in net earnings (losses) from equity method investments	—	(1)	47		46		—	—	8		16
Net Income – including noncontrolling interests	228	214	7		10		535	527	2		6
Net Income – noncontrolling interests	16	17	5		2		36	41	12		8
Net Income – Yum China Holdings, Inc.	$212	$197	8		11		$499	$486	3		7
Diluted Earnings Per Common Share	$0.55	$0.47	17		19		$1.26	$1.15	10		14
Effective tax rate	25.2%	24.7%					26.2%	27.0%
Supplementary information – Non-GAAP Measures(b)
Restaurant profit	$391	$404	(3)		—		$884	$967	(9)		(5)
Restaurant margin %	15.5%	16.1%	(0.6)	ppts.	(0.6)	ppts.	16.6%	18.3%	(1.7)	ppts.	(1.7)	ppts.
Adjusted Operating Profit	$266	$259					$640	$678
Core Operating Profit	$275	$247					$671	$639
OP Margin (%)	9.9%	9.7%					11.4%	12.1%
Core OP Margin (%)	10.0%	9.3%					11.4%	11.5%
Adjusted Net Income – Yum China Holdings, Inc.	$212	$199					$499	$491
Adjusted Diluted Earnings Per Common Share	$0.55	$0.47					$1.26	$1.16
Adjusted Effective Tax Rate	25.2%	24.6%					26.2%	26.9%
Adjusted EBITDA	$399	$388					$894	$927

(a)
Represents the period-over-period change in percentage.
(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

	Quarter Ended 6/30/2024	Year to Date Ended 6/30/2024
	% change	% change
System Sales Growth	1%	1%
System Sales Growth, excluding F/X	4%	5%
Same-Store Sales (Decline)	(4)%	(3)%

Unit Count	6/30/2024	6/30/2023	% Increase
Company-owned	13,278	11,747	13
Franchisees	2,145	1,855	16
	15,423	13,602	13

Non-GAAP Measures

In addition to the results provided in accordance with GAAP throughout this MD&A, the Company provides the following non-GAAP measures:

•
Measures adjusted for Special Items, which include Adjusted Operating Profit, Adjusted Net Income, Adjusted Earnings Per Common Share (“EPS”), Adjusted Effective Tax Rate and Adjusted EBITDA;
•
Company Restaurant Profit (“Restaurant profit”) and Restaurant margin;
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

Restaurant profit is defined as Company sales less expenses incurred directly by our Company-owned restaurants in generating Company sales, including cost of food and paper, restaurant-level payroll and employee benefits, rent, depreciation and amortization of restaurant-level assets, advertising expenses, and other operating expenses. Company restaurant margin percentage is defined as Restaurant profit divided by Company sales. We also use Restaurant profit and Restaurant margin for the purpose of internally evaluating the performance of our Company-owned restaurants and we believe they provide useful information to investors as to the profitability of our Company-owned restaurants.

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

The following table sets forth the reconciliations of the most directly comparable GAAP financial measures to the non-GAAP financial measures.

	Quarter Ended		Year to Date Ended
	6/30/2024	6/30/2023	6/30/2024	6/30/2023

Non-GAAP Reconciliations

Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$266	$257	$640	$673
Special Items, Operating Profit	—	(2)	—	(5)
Adjusted Operating Profit	$266	$259	$640	$678
Reconciliation of Net Income to Adjusted Net Income
Net Income – Yum China Holdings, Inc.	$212	$197	$499	$486
Special Items, Net Income –Yum China Holdings, Inc.	—	(2)	—	(5)
Adjusted Net Income – Yum China Holdings, Inc.	$212	$199	$499	$491
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.55	$0.47	$1.27	$1.16
Special Items, Basic Earnings Per Common Share	—	—	—	(0.01)
Adjusted Basic Earnings Per Common Share	$0.55	$0.47	$1.27	$1.17
Diluted Earnings Per Common Share	$0.55	$0.47	$1.26	$1.15
Special Items, Diluted Earnings Per Common Share	—	—	—	(0.01)
Adjusted Diluted Earnings Per Common Share	$0.55	$0.47	$1.26	$1.16
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate	25.2%	24.7%	26.2%	27.0%
Impact on effective tax rate as a result of Special Items	—%	0.1%	—%	0.1%
Adjusted effective tax rate	25.2%	24.6%	26.2%	26.9%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below:

	Quarter Ended		Year to Date Ended
	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Reconciliation of Net Income to Adjusted EBITDA
Net Income – Yum China Holdings, Inc.	$212	$197	$499	$486
Net income – noncontrolling interests	16	17	36	41
Equity in net (earnings) losses from equity method investments	—	1	—	—
Income tax provision	77	71	190	196
Interest income, net	(31)	(40)	(69)	(78)
Investment (gain) loss	(8)	11	(16)	28
Operating Profit	266	257	640	673
Special Items, Operating Profit	—	2	—	5
Adjusted Operating Profit	266	259	640	678
Depreciation and amortization	118	112	235	228
Store impairment charges	15	17	19	21
Adjusted EBITDA	$399	$388	$894	$927

Details of Special Items are presented below:

	Quarter Ended		Year to Date Ended
	6/30/2024	6/30/2023	6/30/2024	6/30/2023

Share-based compensation expense for Partner PSU Awards(1)	$—	$(2)	$—	$(5)
Special Items, Operating Profit	—	(2)	—	(5)
Tax effect on Special Items(2)	—	—	—	—
Special Items, net income – including noncontrolling interests	—	(2)	—	(5)
Special Items, net income – noncontrolling interests	—	—	—	—
Special Items, Net Income –Yum China Holdings, Inc.	$—	$(2)	$—	$(5)
Weighted-average Diluted Shares Outstanding (in millions)	391	422	397	423
Special Items, Diluted Earnings Per Common Share	$—	$—	$—	$(0.01)

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
(2)
Tax effect was determined based upon the nature, as well as the jurisdiction, of each Special Item at the applicable tax rate.

Reconciliation of GAAP Operating Profit to Restaurant Profit

	Quarter Ended 6/30/2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$264	$40	$(3)	$(35)	$—	$266
Less:
Franchise fees and income	16	2	4	—	—	22
Revenues from transactions with franchisees	12	1	16	67	—	96
Other revenues	3	7	144	16	(137)	33
Add:
General and administrative expenses	60	27	10	36	—	133
Franchise expenses	8	1	—	—	—	9
Expenses for transactions with franchisees	11	1	14	66	—	92
Other operating costs and expenses	2	6	142	16	(137)	29
Closures and impairment expenses, net	6	5	2	—	—	13
Restaurant profit	$320	$70	$1	$—	$—	$391
Company sales	1,983	530	15	—	—	2,528
Restaurant margin %	16.2%	13.2%	5.9%	N/A	N/A	15.5%

	Quarter Ended 6/30/2023
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$273	$35	$(6)	$(45)	$—	$257
Less:
Franchise fees and income	15	2	4	—	—	21
Revenues from transactions with franchisees	11	1	17	60	—	89
Other revenues	4	5	144	10	(136)	27
Add:
General and administrative expenses	67	30	10	46	—	153
Franchise expenses	7	1	1	—	—	9
Expenses for transactions with franchisees	9	1	15	59	—	84
Other operating costs and expenses	4	4	142	10	(136)	24
Closures and impairment expenses, net	8	4	2	—	—	14
Restaurant profit (loss)	$338	$67	$(1)	$—	$—	$404
Company sales	1,954	546	17	—	—	2,517
Restaurant margin %	17.3%	12.4%	(9.6)%	N/A	N/A	16.1%

	Year to Date Ended 6/30/2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$636	$87	$(8)	$(75)	$—	$640
Less:
Franchise fees and income	34	4	9	—	—	47
Revenues from transactions with franchisees	26	2	36	139	—	203
Other revenues	8	12	308	31	(294)	65
Add:
General and administrative expenses	121	54	20	78	—	273
Franchise expenses	17	2	—	—	—	19
Expenses for transactions with franchisees	23	2	33	138	—	196
Other operating costs and expenses	6	11	304	30	(293)	58
Closures and impairment expenses, net	7	5	2	—	—	14
Other expenses (income), net	—	—	—	(1)	—	(1)
Restaurant profit (loss)	$742	$143	$(2)	$—	$1	$884
Company sales	4,176	1,117	29	—	—	5,322
Restaurant margin %	17.8%	12.8%	(11.1)%	N/A	N/A	16.6%

	Year to Date Ended 6/30/2023
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$693	$90	$(13)	$(97)	$—	$673
Less:
Franchise fees and income	32	4	10	—	—	46
Revenues from transactions with franchisees	21	2	36	123	—	182
Other revenues	9	8	306	20	(289)	54
Add:
General and administrative expenses	135	59	21	101	—	316
Franchise expenses	16	2	1	—	—	19
Expenses for transactions with franchisees	18	2	33	122	—	175
Other operating costs and expenses	8	7	303	18	(288)	48
Closures and impairment expenses, net	9	5	3	—	—	17
Other expenses (income), net	2	—	—	(1)	—	1
Restaurant profit (loss)	$819	$151	$(4)	$—	$1	$967
Company sales	4,120	1,137	32	—	—	5,289
Restaurant margin %	19.9%	13.3%	(15.1)%	N/A	N/A	18.3%

Reconciliation of GAAP Operating Profit to Core Operating Profit

	Quarter ended		% Change		Year to Date Ended		% Change
	6/30/2024	6/30/2023	B/(W)		6/30/2024	6/30/2023	B/(W)
Reconciliation of Operating Profit to Core Operating Profit
Operating profit	$266	$257	4		$640	$673	(5)
Special Items, Operating Profit	—	2			—	5
Adjusted Operating Profit	$266	$259	3		$640	$678	(6)
Items Affecting Comparability
Temporary relief from landlords(a)	—	(2)			—	(10)
Temporary relief from government agencies(b)	—	(1)			—	(3)
VAT deductions(c)	—	(9)			—	(28)
Amortization of reacquired franchise rights(d)	—	—			—	2
F/X impact	9	—			31	—
Core Operating Profit	$275	$247	12		$671	$639	5
Total revenues	2,679	2,654	1		5,637	5,571	1
F/X impact	85	—			239	—
Total revenues, excluding the impact of F/X	$2,764	$2,654	4		$5,876	$5,571	5
Core OP margin	10.0%	9.3%	0.7	ppts.	11.4%	11.5%	(0.1)	ppts.

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
(c)
Pursuant to the tax policy issued by relevant government authorities, general VAT taxpayers in certain industries that meet certain criteria are allowed to claim an additional 10% or 15% input VAT, which will be used to offset their VAT payables. This VAT policy was further extended to December 31, 2023 but the additional deduction was reduced to 5% or 10% respectively. VAT deductions were primarily recorded as a reduction to Food and paper and Occupancy and other operating expenses within Company restaurant expenses included in the Condensed Consolidated Statements of Income. Such preferential policy was not extended in 2024. See “Significant Known Events, Trends or Uncertainties Expected to Impact Future Results” session within MD&A for additional information on VAT deductions.
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

Reconciliation of GAAP Operating Profit to Core Operating Profit by segment is as follows:

	Quarter Ended 6/30/2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$264	$40	$(3)	$(35)	$—	$266
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$264	$40	$(3)	$(35)	$—	$266
F/X impact	9	1	—	(1)	—	9
Core Operating Profit (Loss)	$273	$41	$(3)	$(36)	$—	$275

	Quarter Ended 6/30/2023
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$273	$35	$(6)	$(45)	$—	$257
Special Items, Operating Profit	—	—	—	2	—	2
Adjusted Operating Profit (Loss)	$273	$35	$(6)	$(43)	$—	$259
Items Affecting Comparability
Temporary relief from landlords	(2)	—	—	—	—	(2)
Temporary relief from government agencies	(1)	—	—	—	—	(1)
VAT deductions	(7)	(1)	(1)	—	—	(9)
F/X impact	—	—	—	—	—	—
Core Operating Profit (Loss)	$263	$34	$(7)	$(43)	$—	$247

	Year to Date Ended 6/30/2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$636	$87	$(8)	$(75)	$—	$640
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$636	$87	$(8)	$(75)	$—	$640
F/X impact	29	4	—	(2)	—	31
Core Operating Profit (Loss)	$665	$91	$(8)	$(77)	$—	$671

	Year to Date Ended 6/30/2023
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$693	$90	$(13)	$(97)	$—	$673
Special Items, Operating Profit	—	—	—	5	—	5
Adjusted Operating Profit (Loss)	$693	$90	$(13)	$(92)	$—	$678
Items Affecting Comparability
Temporary relief from landlords	(9)	(1)	—	—	—	(10)
Temporary relief from government agencies	(3)	—	—	—	—	(3)
VAT deductions	(24)	(3)	(1)	—	—	(28)
Amortization of reacquired franchise rights	2	—	—	—	—	2
F/X impact	—	—	—	—	—	—
Core Operating Profit (Loss)	$659	$86	$(14)	$(92)	$—	$639

Segment Results

KFC

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2024	6/30/2023	Reported		Ex F/X		6/30/2024	6/30/2023	Reported		Ex F/X
Company sales	$1,983	$1,954	1		5		$4,176	$4,120	1		6
Franchise fees and income	16	15	7		11		34	32	7		11
Revenues from transactions with franchisees	12	11	22		26		26	21	26		32
Other revenues	3	4	(21)		(19)		8	9	(14)		(10)
Total revenues	$2,014	$1,984	2		5		$4,244	$4,182	2		6
Company restaurant expenses	$1,663	$1,616	(3)		(6)		$3,434	$3,301	(4)		(8)
G&A expenses	$60	$67	10		7		$121	$135	10		7
Franchise expenses	$8	$7	(5)		(8)		$17	$16	(3)		(8)
Expenses for transactions with franchisees	$11	$9	(18)		(22)		$23	$18	(22)		(27)
Other operating costs and expenses	$2	$4	32		30		$6	$8	18		14
Closures and impairment expenses, net	$6	$8	14		12		$7	$9	14		13
Other expenses, net	$—	$—	5		1		$—	$2	89		88
Operating Profit	$264	$273	(3)		—		$636	$693	(8)		(4)
Restaurant profit	$320	$338	(5)		(2)		$742	$819	(9)		(5)
Restaurant margin %	16.2%	17.3%	(1.1)	ppts.	(1.1)	ppts.	17.8%	19.9%	(2.1)	ppts.	(2.1)	ppts.

	Quarter Ended 6/30/2024	Year to Date Ended 6/30/2024
	% change	% change
System Sales Growth	2%	2%
System Sales Growth, excluding F/X	5%	6%
Same-Store Sales (Decline)	(3)%	(3)%

Unit Count	6/30/2024	6/30/2023	% Increase
Company-owned	9,740	8,612	13
Franchisees	1,191	950	25
	10,931	9,562	14

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	6/30/2023	Store Portfolio Actions	Other	F/X	6/30/2024
Company sales	$1,954	$148	$(57)	$(62)	$1,983
Cost of sales	(602)	(51)	7	20	(626)
Cost of labor	(498)	(41)	10	16	(513)
Occupancy and other operating expenses	(516)	(38)	13	17	(524)
Restaurant profit	$338	$18	$(27)	$(9)	$320

	Year to Date Ended
Income (Expense)	6/30/2023	Store Portfolio Actions	Other	F/X	6/30/2024
Company sales	$4,120	$311	$(79)	$(176)	$4,176
Cost of sales	(1,248)	(107)	(20)	55	(1,320)
Cost of labor	(1,010)	(87)	(1)	43	(1,055)
Occupancy and other operating expenses	(1,043)	(77)	17	44	(1,059)
Restaurant profit	$819	$40	$(83)	$(34)	$742

Compared to the second quarter of 2023, the increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by net unit growth, partially offset by same-store sales decline. Restaurant profit decreased for the quarter, excluding the impact of F/X. Further excluding the lapping impact from the temporary relief from landlords and government agencies and VAT deductions received in prior year, Restaurant profit increased for the quarter, primarily driven by the increase in Company sales, favorable commodity prices, operational efficiency improvement and lower advertising expenses, offset by increased value-for-money offerings and wage inflation in the low single digits.

The increase in Company sales for the year to date ended June 30, 2024, excluding the impact of F/X, was primarily driven by net unit growth, partially offset by same-store sales decline. Restaurant profit decreased for the year to date, excluding the impact of F/X. Further excluding the lapping impact from the temporary relief from landlords and government agencies and VAT deductions received in prior year, Restaurant profit decreased for the year to date, primarily driven by increased value-for-money offerings and wage inflation in the low single digits, offset by the increase in Company sales, favorable commodity prices, operational efficiency improvement and lower advertising expenses.

Franchise Fees and Income/Revenues from Transactions with Franchisees

The quarter and year to date increase in Franchise fees and income and Revenues from transactions with franchisees, excluding the impact of F/X, was primarily driven by net unit growth.

G&A Expenses

The quarter and year to date decrease in G&A expenses, excluding the impact of F/X, was primarily driven by lower performance-based compensation costs.

Operating Profit

Excluding the impact of F/X, Operating profit for the quarter remained flat, primarily driven by the decrease in Restaurant profit, partially offset by lower G&A expenses.

The year to date decrease in Operating profit, excluding the impact of F/X, was primarily driven by the decrease in Restaurant profit, partially offset by lower G&A expenses.

Pizza Hut

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2024	6/30/2023	Reported		Ex F/X		6/30/2024	6/30/2023	Reported		Ex F/X
Company sales	$530	$546	(3)		—		$1,117	$1,137	(2)		2
Franchise fees and income	2	2	4		7		4	4	2		6
Revenues from transactions with franchisees	1	1	6		9		2	2	(1)		3
Other revenues	7	5	36		40		12	8	55		60
Total revenues	$540	$554	(2)		1		$1,135	$1,151	(1)		3
Company restaurant expenses	$460	$479	4		1		$974	$986	1		(3)
G&A expenses	$27	$30	9		6		$54	$59	8		4
Franchise expenses	$1	$1	(5)		(8)		$2	$2	(1)		(5)
Expenses for transactions with franchisees	$1	$1	4		—		$2	$2	7		3
Other operating costs and expenses	$6	$4	(46)		(50)		$11	$7	(68)		(74)
Closures and impairment expenses, net	$5	$4	(6)		(7)		$5	$5	1		(1)
Operating Profit	$40	$35	13		18		$87	$90	(4)		1
Restaurant profit	$70	$67	3		7		$143	$151	(5)		(1)
Restaurant margin %	13.2%	12.4%	0.8	ppts.	0.8	ppts.	12.8%	13.3%	(0.5)	ppts.	(0.5)	ppts.

	Quarter Ended 6/30/2024	Year to Date Ended 6/30/2024
	% change	% change
System Sales (Decline)	(3)%	(2)%
System Sales Growth, excluding F/X	1%	3%
Same-Store Sales (Decline)	(8)%	(7)%

Unit Count	6/30/2024	6/30/2023	% Increase
Company-owned	3,341	2,925	14
Franchisees	163	147	11
	3,504	3,072	14

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	6/30/2023	Store Portfolio Actions	Other	F/X	6/30/2024
Company sales	$546	$43	$(41)	$(18)	$530
Cost of sales	(166)	(14)	7	6	(167)
Cost of labor	(162)	(11)	18	5	(150)
Occupancy and other operating expenses	(151)	(11)	14	5	(143)
Restaurant profit	$67	$7	$(2)	$(2)	$70

	Year to Date Ended
Income (Expense)	6/30/2023	Store Portfolio Actions	Other	F/X	6/30/2024
Company sales	$1,137	$92	$(65)	$(47)	$1,117
Cost of sales	(350)	(31)	1	15	(365)
Cost of labor	(329)	(25)	29	13	(312)
Occupancy and other operating expenses	(307)	(23)	20	13	(297)
Restaurant profit	$151	$13	$(15)	$(6)	$143

As compared to the second quarter of 2023, Company sales for the quarter, excluding the impact of F/X, remained flat, primarily driven by net unit growth, offset by same-store sales decline. Restaurant profit increased for the quarter, excluding the impact of F/X. Further excluding the lapping impact from the temporary relief from landlords and government agencies and VAT deductions received in prior year, Restaurant profit increased for the quarter, primarily driven by the operational efficiency improvement, lower advertising expenses and favorable commodity prices, partially offset by increased value-for-money offerings and wage inflation in the low single digits.

The increase in Company sales for the year to date ended June 30, 2024, excluding the impact of F/X, was primarily driven by net unit growth, partially offset by same-store sales decline. Restaurant profit decreased for the year to date, excluding the impact of F/X. Further excluding the lapping impact from the temporary relief from landlords and government agencies and VAT deductions received in prior year, Restaurant profit increased for the year to date, primarily driven by the increase in Company sales, operational efficiency improvement, lower advertising expenses, lower performance-based compensation and favorable commodity prices, offset by increased value-for-money offerings and wage inflation in the low single digits.

G&A Expenses

The quarter and year to date decrease in G&A expenses, excluding the impact of F/X, was primarily driven by lower performance-based compensation costs.

Operating Profit

The increase in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit and lower G&A expenses.

The year to date increase in Operating profit, excluding the impact of F/X, was primarily driven by lower G&A expenses, partially offset by the decrease in Restaurant profit.

All Other Segments

All Other Segments reflects the results of Lavazza, Huang Ji Huang, Little Sheep and Taco Bell, our delivery operating segment and our e-commerce business.

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2024	6/30/2023	Reported		Ex F/X		6/30/2024	6/30/2023	Reported		Ex F/X
Company sales	$15	$17	(7)		(5)		$29	$32	(11)		(7)
Franchise fees and income	4	4	(21)		(19)		9	10	(16)		(12)
Revenues from transactions with franchisees	16	17	(15)		(12)		36	36	(1)		3
Other revenues	144	144	—		3		308	306	1		5
Total revenues	$179	$182	(3)		—		$382	$384	(1)		3
Company restaurant expenses	$14	$18	20		18		$31	$36	14		10
G&A expenses	$10	$10	6		2		$20	$21	6		2
Franchise expenses	$—	$1	4		1		$—	$1	38		35
Expenses for transactions with franchisees	$14	$15	11		8		$33	$33	—		(4)
Other operating costs and expenses	$142	$142	1		(3)		$304	$303	—		(4)
Closures and impairment expenses, net	$2	$2	40		39		$2	$3	49		48
Operating Loss	$(3)	$(6)	51		49		$(8)	$(13)	34		32
Restaurant profit (loss)	$1	$(1)	NM		NM		$(2)	$(4)	34		32
Restaurant margin %	5.9%	(9.6)%	15.5	ppts.	15.5	ppts.	(11.1)%	(15.1)%	4.0	ppts.	4.0	ppts.

Total Revenues

Excluding the impact of F/X, Total revenues of All other segments for the quarter remained flat and increased for the year to date ended June 30, 2024, primarily driven by inter-segment revenue generated by our delivery team for services provided to Company-owned restaurants as a result of increased delivery sales, partially offset by same-store sales decline.

Operating Loss

The quarter and year to date decrease in Operating loss, excluding the impact of F/X, was primarily driven by the decrease in Operating loss from certain emerging brands.

Corporate and Unallocated

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2024	6/30/2023	Reported		Ex F/X		6/30/2024	6/30/2023	Reported		Ex F/X
Revenues from transactions with franchisees	$67	$60	12		16		$139	$123	13		18
Other revenues	$16	$10	55		60		$31	$20	53		60
Expenses for transactions with franchisees	$66	$59	(12)		(16)		$138	$122	(13)		(18)
Other operating costs and expenses	$16	$10	(61)		(66)		$30	$18	(64)		(71)
Corporate G&A expenses	$36	$46	22		21		$78	$101	23		21
Other unallocated income, net	$—	$—	NM		NM		$(1)	$(1)	54		63
Interest income, net	$31	$40	(21)		(21)		$69	$78	(11)		(11)
Investment gain (loss)	$8	$(11)	NM		NM		$16	$(28)	NM		NM
Income tax provision (See Note 12)	$(77)	$(71)	(9)		(12)		$(190)	$(196)	3		(1)
Equity in net earnings (losses) from equity method investments	$—	$(1)	47		46		$—	$—	8		16
Effective tax rate (See Note 12)	25.2%	24.7%	(0.5)	ppts.	(0.5)	ppts.	26.2%	27.0%	0.8	ppts.	0.8	ppts.

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

G&A Expenses

The quarter and year to date decrease in Corporate G&A expenses, excluding the impact of F/X, was primarily due to lower performance-based compensation costs.

Investment Gain (Loss)

The investment gain (loss) mainly relates to the change in fair value of our investment in Meituan. See Note 3 for additional information.

Income Tax Provision

Our income tax provision primarily includes tax on our earnings generally at the Chinese statutory tax rate of 25% with certain Chinese subsidiaries qualified for preferential tax rates, withholding tax on planned or actual repatriation of earnings outside of China, Hong Kong profits tax, and U.S. corporate income tax, if any. The higher effective tax rate for the quarter ended June 30, 2024 was primarily due to less benefits from preferential tax rates at qualified subsidiaries recognized in the second quarter of 2024. The lower effective tax rate for the year to date ended June 30, 2024 was primarily due to the favorable impact from the reduction of certain non-deductible items and the impact from fair value change of our investment in Meituan.

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

Entities that are general VAT taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as a VAT asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, in the Condensed Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT asset for recoverability, giving consideration to the indefinite life of VAT assets as well as its forecasted operating results and capital spending, which inherently includes significant assumptions that are subject to change. As of June 30, 2024, the Company has not made an allowance for the recoverability of VAT assets, as the balance is expected to be utilized to offset against VAT payables or be refunded in the future.

On June 7, 2022, the Chinese Ministry of Finance (“MOF”) and the STA jointly issued Circular [2022] No. 21, to extend full VAT credit refunds to more sectors and increase the frequency for accepting taxpayers’ applications. Beginning on July 1, 2022, entities engaged in providing catering services in China are allowed to apply for a lump sum refund of VAT assets accumulated prior to March 31, 2019. In addition, VAT assets accumulated after March 31, 2019 can be refunded on a monthly basis.

As of June 30, 2024, VAT assets of $99 million, VAT assets of $8 million and net VAT payable of $13 million were recorded in Prepaid expenses and other current assets, Other assets and Accounts payable and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets.

The Company will continue to review the classification of VAT assets at each balance sheet date, giving consideration to different local implementation practices of refunding VAT assets and the outcome of potential administrative reviews.

Pursuant to Circular [2019] No. 39, Circular [2019] No. 87 and Circular [2022] No. 11 jointly issued by relevant government authorities, including the MOF and the STA, from April 1, 2019 to December 31, 2022, general VAT taxpayers in certain industries that meet certain criteria were allowed to claim an additional 10% or 15% input VAT, which were used to offset their VAT payables. Pursuant to Circular [2023] No. 1 jointly issued by the MOF and the STA in January 2023, such VAT policy was further extended to December 31, 2023 but the additional deduction was reduced to 5% or 10% respectively. Accordingly, we recognized such VAT deductions of $28 million in the year to date ended June 30, 2023. The VAT deductions were recorded as a reduction to the related expense item, primarily in Company restaurant expenses included in the Condensed Consolidated Statements of Income. Such preferential VAT policy was not extended in 2024.

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

Condensed Consolidated Cash Flows

Our cash flows for the years to date ended June 30, 2024 and 2023 were as follows:

Net cash provided by operating activities was $843 million in 2024 as compared to $924 million in 2023. The decrease was primarily driven by working capital changes.

Net cash used in investing activities was $132 million in 2024 as compared to $598 million in 2023. The decrease was mainly due to less purchase of short-term investments, and long-term bank deposits and notes.

Net cash used in financing activities was $785 million in 2024 as compared to $230 million in 2023. The increase was primarily driven by the increase in share repurchases, partially offset by the net proceeds from short-term bank borrowings.

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

If our cash flows from operations are less than we require, we may need to access the capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future or at all will be impacted by many factors, including, but not limited to:

•
our financial performance;
•
our credit ratings;
•
the liquidity of the overall capital markets and our access to capital markets; and
•
the state of the Chinese, U.S. and global economies, as well as relations between the Chinese and U.S. governments.

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

Share Repurchases and Dividends

On November 2, 2023, our Board of Directors increased the share repurchase authorization by $1 billion to an aggregate of $3.4 billion. Yum China may repurchase shares under this program from time to time in the open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the years to date ended June 30, 2024 and 2023, the Company repurchased 21.7 million shares of common stock for $868 million and 2.1 million shares of common stock for $124 million, respectively, under the repurchase program.

For the quarters ended June 30, 2024 and 2023, the Company paid cash dividends of approximately $62 million and $54 million, respectively, and for the years to date ended June 30, 2024 and 2023, the Company paid aggregate cash dividends of approximately $126 million and $108 million, respectively, to stockholders through a quarterly dividend payment of $0.16 and $0.13 per share, respectively.

On August 5, 2024, the Board of Directors declared a cash dividend of $0.16 per share, payable on September 17, 2024, to stockholders of record as of the close of business on August 27, 2024. The total estimated cash dividend payable is approximately $61 million.

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

Borrowing Capacity

As of June 30, 2024, the Company had credit facilities of RMB8,080 million (approximately $1,112 million), comprised of onshore credit facilities in the aggregate amount of RMB5,900 million (approximately $812 million), offshore credit facilities in the aggregate amount of $100 million and a credit facility of $200 million that can be used for either onshore or offshore.

The credit facilities had remaining terms ranging from less than one year to three years as of June 30, 2024. Our credit facilities mainly include term loans, overdrafts, letters of credit, banker’s acceptance notes and bank guarantees. The credit facilities in general bear interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreements. As of June 30, 2024, we had outstanding short-term bank borrowings of RMB3,025 million (approximately $416 million), mainly to manage working capital at our operating subsidiaries. Such bank borrowings were secured by $57 million short-term investments, and are due within one year from their issuance dates. As of June 30, 2024, we also had outstanding bank guarantees of RMB239 million (approximately $33 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants. Our credit facilities were therefore reduced by outstanding short-term bank borrowings, adjusted for unamortized interest and collateral, and outstanding guarantees. As of June 30, 2024, the Company had unused credit facilities of approximately $719 million.

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

As substantially all of the Company’s operations are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter and year to date ended June 30, 2024, the Company’s Operating profit would have decreased by approximately $25 million and $60 million, respectively, if the RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The following table provides information as of June 30, 2024 with respect to shares of Yum China common stock repurchased on the NYSE and HKEX by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share(a)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)

4/1/24-4/30/24	1,678	$38.41	1,678	$788
5/1/24-5/31/24	1,752	$37.31	1,752	$723
6/1/24-6/30/24	1,701	$33.52	1,701	$666
Total	5,131	$36.41	5,131	$666

(a)
Starting January 2024, the Company also repurchased shares of common stock through open market transactions on the HKEX. Price paid for shares repurchased on the HKEX have been converted into U.S. dollars at the exchange rate on the date of repurchase.

Item 5. Other Information

During the quarter ended June 30, 2024, none of the Company’s officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) or directors adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

Yum China Holdings, Inc.
(Registrant)

Date:	August 9, 2024	/s/ Xueling Lu
Controller and Principal Accounting Officer