Form 10-Q
period 2024-09-30
Yum China Holdings, Inc.
filed 2024-11-08
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2024 was 379,764,211 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended		Year to Date Ended
Revenues	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Company sales	$2,895	$2,759	$8,217	$8,048
Franchise fees and income	25	23	72	69
Revenues from transactions with franchisees	116	100	319	282
Other revenues	35	32	100	86
Total revenues	3,071	2,914	8,708	8,485
Costs and Expenses, Net
Company restaurants
Food and paper	918	858	2,611	2,466
Payroll and employee benefits	728	699	2,102	2,047
Occupancy and other operating expenses	755	732	2,126	2,098
Company restaurant expenses	2,401	2,289	6,839	6,611
General and administrative expenses	139	169	412	485
Franchise expenses	10	9	29	28
Expenses for transactions with franchisees	110	95	306	270
Other operating costs and expenses	32	29	90	77
Closures and impairment expenses, net	8	—	22	17
Other (income) expenses, net	—	—	(1)	1
Total costs and expenses, net	2,700	2,591	7,697	7,489
Operating Profit	371	323	1,011	996
Interest income, net	31	46	100	124
Investment gain (loss)	34	(4)	50	(32)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	436	365	1,161	1,088
Income tax provision	(119)	(100)	(309)	(296)
Equity in net earnings (losses) from equity method investments	2	2	2	2
Net income – including noncontrolling interests	319	267	854	794
Net income – noncontrolling interests	22	23	58	64
Net Income – Yum China Holdings, Inc.	$297	$244	$796	$730
Weighted-average common shares outstanding (in millions):
Basic	384	416	391	417
Diluted	385	420	393	421
Basic Earnings Per Common Share	$0.77	$0.59	$2.04	$1.75
Diluted Earnings Per Common Share	$0.77	$0.58	$2.03	$1.73

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended		Year to Date Ended
	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Net income – including noncontrolling interests	$319	$267	$854	$794
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	167	(29)	56	(274)
Comprehensive income – including noncontrolling interests	486	238	910	520
Comprehensive income – noncontrolling interests	42	20	64	29
Comprehensive Income – Yum China Holdings, Inc.	$444	$218	$846	$491

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Year to Date Ended
	9/30/2024	9/30/2023
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$854	$794
Depreciation and amortization	355	339
Non-cash operating lease cost	305	301
Closures and impairment expenses	22	17
Investment (gain) loss	(50)	32
Equity in net (earnings) losses from equity method investments	(2)	(2)
Distributions of income received from equity method investments	7	8
Deferred income taxes	(4)	(6)
Share-based compensation expense	32	46
Changes in accounts receivable	(4)	(2)
Changes in inventories	69	(25)
Changes in prepaid expenses, other current assets and value-added tax assets	3	(10)
Changes in accounts payable and other current liabilities	(83)	112
Changes in income taxes payable	67	71
Changes in non-current operating lease liabilities	(303)	(295)
Other, net	(16)	(46)
Net Cash Provided by Operating Activities	1,252	1,334
Cash Flows – Investing Activities
Capital spending	(523)	(499)
Purchases of short-term investments, long-term bank deposits and notes	(3,330)	(3,287)
Maturities of short-term investments, long-term bank deposits and notes	3,821	2,730
Other, net	4	4
Net Cash Used in Investing Activities	(28)	(1,052)
Cash Flows – Financing Activities
Proceeds from short-term borrowings	307	212
Repayment of short-term borrowings	(167)	—
Repurchase of shares of common stock	(1,057)	(280)
Cash dividends paid on common stock	(187)	(162)
Dividends paid to noncontrolling interests	(36)	(37)
Contributions from noncontrolling interests	—	35
Payment of acquisition related holdback	—	(3)
Other, net	(19)	(5)
Net Cash Used in Financing Activities	(1,159)	(240)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	—	(41)
Net Increase in Cash, Cash Equivalents and Restricted Cash	65	1
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	1,128	1,130
Cash, Cash Equivalents, and Restricted Cash - End of Period	$1,193	$1,131

Supplemental Cash Flow Data
Cash paid for income tax	263	245
Cash paid for interest	4	3
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	167	180

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	9/30/2024	12/31/2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,193	$1,128
Short-term investments	1,338	1,472
Accounts receivable, net	79	68
Inventories, net	359	424
Prepaid expenses and other current assets	348	339
Total Current Assets	3,317	3,431
Property, plant and equipment, net	2,431	2,310
Operating lease right-of-use assets	2,215	2,217
Goodwill	1,955	1,932
Intangible assets, net	150	150
Long-term bank deposits and notes	933	1,265
Equity investments	388	332
Deferred income tax assets	145	129
Other assets	267	265
Total Assets	11,801	12,031

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	2,103	2,164
Short-term borrowings	315	168
Income taxes payable	160	90
Total Current Liabilities	2,578	2,422
Non-current operating lease liabilities	1,880	1,899
Non-current finance lease liabilities	51	44
Deferred income tax liabilities	406	390
Other liabilities	158	157
Total Liabilities	5,073	4,912

Redeemable Noncontrolling Interest	13	13

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 382 million shares and 407 million shares issued at September 30, 2024 and December 31, 2023, respectively; 381 million shares and 407 million shares outstanding at September 30, 2024 and December 31, 2023, respectively.	4	4
Treasury stock	(18)	—
Additional paid-in capital	4,053	4,320
Retained earnings	2,156	2,310
Accumulated other comprehensive loss	(179)	(229)
Total Yum China Holdings, Inc. Stockholders' Equity	6,016	6,405
Noncontrolling interests	699	701
Total Equity	6,715	7,106
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$11,801	$12,031

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Equity (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity	Interest
Balance at June 30, 2024	387	$4	$4,103	$2,048	$(326)	(1)	$(17)	$657	$6,469	$13
Net Income				297				22	319	—
Foreign currency translation adjustments					147			20	167	—
Comprehensive income									486	—
Cash dividends declared ($0.16 per common share)				(61)					(61)
Distributions to/contributions from noncontrolling interests								—	—
Repurchase and retirement of shares	(6)	—	(59)	(128)		—	(1)		(188)
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			9					—	9
Balance at September 30, 2024	382	$4	$4,053	$2,156	$(179)	(1)	$(18)	$699	$6,715	$13

Balance at June 30, 2023	417	$4	$4,396	$2,465	$(316)	—	$—	$656	$7,205	$12
Net Income				244				23	267	1
Foreign currency translation adjustments					(25)			(4)	(29)	—
Comprehensive income									238	1
Cash dividends declared ($0.13 per common share)				(54)					(54)
Distributions to/contributions from noncontrolling interests								—	—
Repurchase and retirement of shares	(3)	—	(31)	(129)					(160)
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			17					—	17
Balance at September 30, 2023	415	$4	$4,382	$2,526	$(341)	—	$—	$675	$7,246	$13

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2023	407	$4	$4,320	$2,310	$(229)	—	$—	$701	$7,106	$13
Net Income				796				58	854	—
Foreign currency translation adjustments					50			6	56	—
Comprehensive income									910	—
Cash dividends declared ($0.48 per common share)				(187)					(187)
Distributions to/contributions from noncontrolling interests								(66)	(66)
Repurchase and retirement of shares	(27)	—	(284)	(763)		(1)	(18)		(1,065)
Exercise and vesting of share-based awards	1	—	(15)						(15)
Share-based compensation			32					—	32
Balance at September 30, 2024	382	$4	$4,053	$2,156	$(179)	(1)	$(18)	$699	$6,715	$13

Balance at December 31, 2022	419	$4	$4,390	$2,191	$(103)	—	$—	$666	$7,148	$12
Net Income				730				64	794	1
Foreign currency translation adjustments					(238)			(36)	(274)	—
Comprehensive income									520	1
Cash dividends declared ($0.39 per common share)				(162)					(162)
Distributions to/contributions from noncontrolling interests								(19)	(19)
Repurchase and retirement of shares	(5)	—	(52)	(233)					(285)
Exercise and vesting of share-based awards	1	—	(2)						(2)
Share-based compensation			46					—	46
Balance at September 30, 2023	415	$4	$4,382	$2,526	$(341)	—	$—	$675	$7,246	$13

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

In 1987, KFC was the first major global restaurant brand to enter China. As of September 30, 2024, there were 11,283 KFC stores in China. We maintain a controlling interest of 58%, 70%, 83%, 92% and approximately 60% in the entities that own and operate the KFCs in and around Shanghai, Beijing, Wuxi, Suzhou and Hangzhou, respectively.

The first Pizza Hut in China opened in 1990. As of September 30, 2024, there were 3,606 Pizza Hut restaurants in China.

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

We operated a retail brand, Shaofaner, to sell packaged foods through online and offline channels until August 2024. The operating results of Shaofaner were included in our e-commerce business operating segment.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of September 30, 2024, and our results of operations, comprehensive income, statements of equity for the quarters and years to date ended September 30, 2024 and 2023 and cash flows for the years to date ended September 30, 2024 and 2023. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 29, 2024.

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

In addition to its equity interest in Hangzhou KFC, Hangzhou Catering operates Chinese dining restaurants under four time-honored brands and a food processing business. The Company applies the equity method of accounting to the 28% equity interest in Hangzhou Catering excluding the Hangzhou KFC business and recorded this investment in Equity investments based on its then fair value. The Company elected to report its share of Hangzhou Catering’s financial results with a one-quarter lag because its results are not available in time for the Company to record them in the concurrent period. The Company’s equity earnings (losses) from Hangzhou Catering, net of taxes, were immaterial for both quarters ended September 30, 2024 and 2023, and both years to date ended September 30, 2024 and 2023, and included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income. As of September 30, 2024 and December 31, 2023, the carrying amount of the Company’s equity method investment in Hangzhou Catering was $46 million and $41 million, respectively, exceeding the Company’s interest in Hangzhou Catering’s underlying net assets by $24 million and $24 million, respectively. Substantially all of this difference was attributable to its self-owned properties and impact of related deferred tax liabilities determined upon acquisition, which is being depreciated over a weighted-average remaining useful life of 20 years.

The purchase amount from Hangzhou Catering was immaterial for both quarters ended September 30, 2024 and 2023, and both years to date ended September 30, 2024 and 2023. The Company’s accounts payable and other current liabilities due to Hangzhou Catering were immaterial as of both September 30, 2024 and December 31, 2023.

Fujian Sunner Development Co., Ltd. (“Sunner”) Investment

In the first quarter of 2021, the Company acquired a 5% equity interest in Sunner, a Shenzhen Stock Exchange-listed company. Sunner is China’s largest white-feathered chicken producer and the Company’s largest poultry supplier. In May 2021, a senior executive of the Company was nominated and appointed to Sunner’s board of directors upon Sunner’s shareholder approval. Through this representation, the Company participates in Sunner’s policy making process. The representation on the board, along with the Company being one of Sunner’s significant shareholders, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. In the quarters and years to date ended September 30, 2024 and 2023, the Company’s equity income (losses) from Sunner, net of taxes, was immaterial and was included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income.

The Company purchased inventories of $119 million and $136 million from Sunner for the quarters ended September 30, 2024 and 2023, respectively, and $366 million and $392 million for the years to date ended September 30, 2024 and 2023, respectively. The Company’s accounts payable and other current liabilities due to Sunner were $53 million and $51 million as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024 and December 31, 2023, the carrying amount of the Company’s investment in Sunner was both $225 million, exceeding the Company’s interest in Sunner’s underlying net assets by $153 million and $152 million, respectively. As of September 30, 2024 and December 31, 2023, $16 million and $16 million of these basis differences were related to finite-lived intangible assets determined upon acquisition, respectively, which are being amortized over the estimated useful life of 20 years. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of September 30, 2024 and December 31, 2023, the market value of the Company’s investment in Sunner was $123 million and $151 million based on its quoted closing price, respectively.

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

A summary of pre-tax gains or losses on investment in equity securities of Meituan recognized, which were included in Investment gain (loss) in our Condensed Consolidated Statements of Income, is as follows:

	Quarter Ended		Year to Date Ended
	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Unrealized gain (loss) recorded on equity securities still held as of the end of the period	$33	$(4)	$49	$(33)

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

Disaggregation of Revenue

The following tables present revenue disaggregated by types of arrangements and segments:

	Quarter Ended 9/30/2024
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$2,276	$606	$13	$—	$2,895	$—	$2,895
Franchise fees and income	19	2	4	—	25	—	25
Revenues from transactions with franchisees	15	2	19	80	116	—	116
Other revenues	1	5	176	17	199	(164)	35
Total revenues	$2,311	$615	$212	$97	$3,235	$(164)	$3,071

	Quarter Ended 9/30/2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$2,154	$591	$14	$—	$2,759	$—	$2,759
Franchise fees and income	16	2	5	—	23	—	23
Revenues from transactions with franchisees	12	1	20	67	100	—	100
Other revenues	4	5	162	12	183	(151)	32
Total revenues	$2,186	$599	$201	$79	$3,065	$(151)	$2,914

	Year to Date Ended 9/30/2024
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$6,452	$1,723	$42	$—	$8,217	$—	$8,217
Franchise fees and income	53	6	13	—	72	—	72
Revenues from transactions with franchisees	41	4	55	219	319	—	319
Other revenues	9	17	484	48	558	(458)	100
Total revenues	$6,555	$1,750	$594	$267	$9,166	$(458)	$8,708

	Year to Date Ended 9/30/2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$6,274	$1,728	$46	$—	$8,048	$—	$8,048
Franchise fees and income	48	6	15	—	69	—	69
Revenues from transactions with franchisees	33	3	56	190	282	—	282
Other revenues	13	13	468	32	526	(440)	86
Total revenues	$6,368	$1,750	$585	$222	$8,925	$(440)	$8,485

Accounts Receivable

Accounts receivable primarily consist of trade receivables and royalties from franchisees, and are generally due within 30 days of the period in which the corresponding sales occur. Our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of September 30, 2024 and December 31, 2023, the ending balances of provision for accounts receivable were $1 million and $1 million, respectively, and amounts of accounts receivable past due were immaterial.

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets in the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $5 million and $6 million as of September 30, 2024 and December 31, 2023, respectively.

Contract Liabilities

Contract liabilities at September 30, 2024 and December 31, 2023 were as follows:

Contract liabilities	9/30/2024	12/31/2023
– Deferred revenue related to prepaid stored-value products	$127	$142
– Deferred revenue related to upfront franchise fees	42	37
– Deferred revenue related to customer loyalty programs	19	24
– Deferred revenue related to privilege membership programs	29	24
– Others	1	1
Total	$218	$228

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs and customer loyalty programs is included in Accounts payable and other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $67 million and $53 million for the quarters ended September 30, 2024 and 2023, respectively, and $97 million for both years to date ended September 30, 2024 and 2023. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 5 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended		Year to Date Ended
	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Net Income – Yum China Holdings, Inc.	$297	$244	$796	$730
Weighted-average common shares outstanding (for basic calculation)(a)	384	416	391	417
Effect of dilutive share-based awards(a)	1	4	2	4
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)(a)	385	420	393	421
Basic Earnings Per Common Share	$0.77	$0.59	$2.04	$1.75
Diluted Earnings Per Common Share	$0.77	$0.58	$2.03	$1.73
Share-based awards excluded from the diluted EPS computation(b)	6	3	6	2

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
(b)
These outstanding stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) were excluded from the computation of diluted EPS because to do so would have been antidilutive for the periods presented, or because certain PSUs are contingently issuable based on the achievement of performance and market conditions, which have not been met as of September 30, 2024 and 2023.

Note 6 – Equity

Share Repurchase and Retirement

As of September 30, 2024, our Board of Directors had authorized an aggregate of $3.4 billion for our share repurchase program. During the years to date ended September 30, 2024 and 2023, the Company repurchased 27.3 million shares of common stock for $1,055 million, and 4.9 million shares of common stock for $281 million, respectively, under the repurchase program. The total repurchase cost included $2 million and $2 million settled subsequent to September 30, 2024 and 2023, respectively, for shares repurchased with trade dates on and prior to September 30, 2024 and 2023. As of September 30, 2024, approximately $479 million remained available for future share repurchases under the authorization.

Of the shares repurchased for the year to date ended September 30, 2024, 26.8 million shares were retired and resumed the status of authorized and unissued shares of common stock, and 0.5 million shares repurchased on the HKEX are expected to be retired subsequent to September 30, 2024 and included in Treasury stock in the Condensed Consolidated Financial Statement.

The Inflation Reduction Act of 2022 (“IRA”), which is discussed further in Note 12, imposes an excise tax of 1% on net share repurchases that occur after December 31, 2022. Estimated excise tax on net share repurchases, which was recognized as part of the cost of the shares repurchased, amounted to $10 million and $3 million for the years to date ended September 30, 2024 and 2023, respectively.

Note 7 – Supplemental Balance Sheet Information

Accounts Receivable, net	9/30/2024	12/31/2023
Accounts receivable, gross	$80	$69
Allowance for doubtful accounts	(1)	(1)
Accounts receivable, net	$79	$68

Prepaid Expenses and Other Current Assets	9/30/2024	12/31/2023
Value-added tax ("VAT") assets	$110	$91
Interest receivables	56	46
Receivables from payment processors and aggregators	45	78
Deposits, primarily lease deposits	24	25
Other prepaid expenses and current assets	113	99
Prepaid expenses and other current assets	$348	$339

Property, Plant and Equipment (“PP&E”)	9/30/2024	12/31/2023
Buildings and improvements, and construction in progress	$3,226	$3,073
Finance leases, primarily buildings	81	68
Machinery and equipment	1,890	1,742
PP&E, gross	5,197	4,883
Accumulated depreciation	(2,766)	(2,573)
PP&E, net	$2,431	$2,310

Equity Investments	9/30/2024	12/31/2023
Investment in equity method investees	$294	$287
Investment in equity securities	94	45
Equity investments	$388	$332

Other Assets	9/30/2024	12/31/2023
Land use right	$112	$115
Long-term deposits, primarily lease deposits	100	94
Prepayment for acquisition of PP&E	28	28
VAT assets	7	6
Costs to obtain contracts	5	6
Others	15	16
Other assets	$267	$265

Accounts Payable and Other Current Liabilities	9/30/2024	12/31/2023
Accounts payable	$775	$786
Operating lease liabilities	432	426
Accrued compensation and benefits	231	299
Contract liabilities	183	196
Accrued capital expenditures	167	226
Dividends payable	86	40
Accrued marketing expenses	66	51
Other current liabilities	163	140
Accounts payable and other current liabilities	$2,103	$2,164

Other Liabilities	9/30/2024	12/31/2023
Contract liabilities	$35	$32
Accrued income tax payable	23	39
Other non-current liabilities	100	86
Other liabilities	$158	$157

Note 8 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2023
Goodwill, gross	$2,323	$1,840	$18	$465
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	1,932	1,840	18	74
Effect of currency translation adjustments	23	22	—	1
Balance as of September 30, 2024
Goodwill, gross	2,346	1,862	18	466
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$1,955	$1,862	$18	$75

(a)
Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.

Intangible assets, net as of September 30, 2024 and December 31, 2023 are as follows:

	9/30/2024				12/31/2023
	Gross Carrying Amount(a)	Accumulated Amortization(a)	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$272	$(269)	$—	$3	$268	$(265)	$—	$3
Huang Ji Huang franchise related assets	21	(5)	—	16	21	(4)	—	17
Daojia platform	16	(4)	(12)	—	16	(4)	(12)	—
Customer-related assets	12	(10)	(2)	—	12	(10)	(2)	—
Others	9	(6)	—	3	9	(6)	—	3
	$330	$(294)	$(14)	$22	$326	$(289)	$(14)	$23
Indefinite-lived intangible assets
Little Sheep trademark	$51	$—	$—	$51	$51	$—	$—	$51
Huang Ji Huang trademark	77	—	—	77	76	—	—	76
	$128	$—	$—	$128	$127	$—	$—	$127

Total intangible assets	$458	$(294)	$(14)	$150	$453	$(289)	$(14)	$150

(a)
Changes in gross carrying amount and accumulated amortization include the effect of currency translation adjustments.

(b)
Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense for finite-lived intangible assets was less than $1 million and $ 1 million for the quarters ended September 30, 2024 and 2023, and $2 million and $4 million for the years to date ended September 30, 2024 and 2023, respectively. As of September 30, 2024, expected amortization expense for the unamortized finite-lived intangible assets was less than $1 million for the remainder of 2024 and $2 million in each of 2025, 2026, 2027 and 2028.

Note 9 – Short-term Borrowings

As of September 30, 2024 and December 31, 2023, we had outstanding short-term bank borrowings of $315 million and $168 million, respectively, mainly to manage working capital at our operating subsidiaries, which were secured by short-term investments of nil and $79 million, respectively. The bank borrowings are RMB denominated, bear a weighted-average interest rate of 1.8%, and are due within one year from their issuance dates.

Note 10 – Leases

As of September 30, 2024, we leased over 13,000 properties in China for our Company-owned restaurants. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant profit is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	9/30/2024	12/31/2023	Account Classification
Assets
Operating lease right-of-use assets	$2,215	$2,217	Operating lease right-of-use assets
Finance lease right-of-use assets	48	41	PP&E, net
Total leased assets(a)	$2,263	$2,258

Liabilities
Current
Operating lease liabilities	$432	$426	Accounts payable and other current liabilities
Finance lease liabilities	5	5	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,880	1,899	Non-current operating lease liabilities
Finance lease liabilities	51	44	Non-current finance lease liabilities
Total lease liabilities(a)	$2,368	$2,374

Summary of Lease Cost
	Quarter Ended		Year to Date Ended
	9/30/2024	9/30/2023	9/30/2024	9/30/2023	Account Classification

Operating lease cost	$130	$125	$388	$386	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	1	1	4	3	Occupancy and other operating expenses
Interest on lease liabilities	1	1	2	2	Interest income, net
Variable lease cost(b)	118	115	330	316	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	4	3	10	12	Occupancy and other operating expenses or G&A
Sub-lease income	(5)	(5)	(15)	(16)	Franchise fees and income or Other revenues
Total lease cost	$249	$240	$719	$703

(a)
As of September 30, 2024, excluding the impact of foreign currency translation, right-of-use (“ROU”) assets decreased, primarily due to the amortization of assets relating to existing leases with fixed lease payments and a higher portion of our leases with variable lease payments. The decrease of lease liabilities was consistent with the decrease of ROU assets.

(b)
During the quarter and year to date ended September 30, 2023, the Company was granted less than $1 million and $10 million in lease concessions from landlords related to the effects of the COVID-19 pandemic, respectively. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff question-and-answer document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted. The Company was no longer granted such lease concession beginning in 2024.

Supplemental Cash Flow Information
	Year to Date Ended
	9/30/2024	9/30/2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$385	$401
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	4	4
Right-of-use assets obtained in exchange for lease liabilities(c):
Operating leases	$263	$281
Finance leases	10	4

(c)
This supplemental non-cash disclosure for ROU assets obtained in exchange for lease liabilities includes an increase in lease liabilities associated with obtaining new ROU assets of $278 million and $281 million for the years to date ended September 30, 2024 and 2023, respectively, as well as adjustments to lease liabilities or ROU assets due to modification or other reassessment events, which resulted in a $5 million decrease and $4 million increase in lease liabilities for the years to date ended September 30, 2024 and 2023, respectively.

Lease Term and Discount Rate
	9/30/2024	9/30/2023
Weighted-average remaining lease term (years)
Operating leases	7.0	7.1
Finance leases	10.9	11.1

Weighted-average discount rate
Operating leases	4.6%	4.9%
Finance leases	4.7%	5.0%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of September 30, 2024 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2024	$158	$2	$160
2025	484	7	491
2026	438	7	445
2027	383	7	390
2028	318	7	325
Thereafter	932	42	974
Total undiscounted lease payment	2,713	72	2,785
Less: imputed interest(d)	401	16	417
Present value of lease liabilities	$2,312	$56	$2,368

(d)
As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of September 30, 2024, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $124 million. These leases will commence between the fourth quarter of 2024 and 2026 with lease terms of 1 year to 20 years.

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

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term bank deposits and notes, and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred during the quarters and years to date ended September 30, 2024 and 2023.

		Fair Value Measurement or Disclosure at September 30, 2024
	Balance at September 30, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$475		$475
Fixed income debt securities(a)	319	21	298
Money market funds	44	44
Total cash equivalents	838	65	773	—
Short-term investments:
Time deposits	805		805
Structured deposits	391		391
Variable return investments	142	142
Total short-term investments	1,338	142	1,196	—
Long-term bank deposits and notes:
Time deposits	455		455
Fixed income bank notes(a)	478		478
Total long-term bank deposits and notes	933	—	933	—
Equity investments:
Investment in equity securities	94	94
Total	$3,203	$301	$2,902	$—

		Fair Value Measurement or Disclosure at December 31, 2023
	Balance at December 31, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$293		$293
Fixed income debt securities(a)	14	14
Money market funds	11	11
Total cash equivalents	318	25	293	—
Short-term investments:
Time deposits	1,113		1,113
Fixed income debt securities(a)	200		200
Structured deposits	138		138
Variable return investments	21	21
Total short-term investments	1,472	21	1,451	—
Long-term bank deposits and notes:
Time deposits	903		903
Fixed income bank notes(a)	362		362
Total long-term bank deposits and notes	1,265	—	1,265	—
Equity investments:
Investment in equity securities	45	45
Total	$3,100	$91	$3,009	$—

(a)
Classified as held-to-maturity investments and measured at amortized cost.

The Company is required to place bank deposits or purchase insurance to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements. $63 million of time deposits in Long-term bank deposits and notes were restricted for use as of September 30, 2024, and $21 million of time deposits in Short-term investments and $28 million of time deposits in Long-term bank deposits and notes were restricted for use as of December 31, 2023.

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

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the quarters and years to date ended September 30, 2024 and 2023. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective period-end dates.

	Quarter Ended		Year to Date Ended
	9/30/2024	9/30/2023	9/30/2024	9/30/2023	Account Classification
Restaurant-level impairment(a)	$—	$—	$7	$14	Closure and impairment expenses, net

(a)
Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted mainly from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. After considering the impairment charges recorded during the corresponding periods, the fair value of such assets as of the relevant measurement date was $23 million and $55 million, respectively.

Note 12 – Income Taxes

	Quarter Ended		Year to Date Ended
	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Income tax provision	$119	$100	$309	$296
Effective tax rate	27.3%	27.5%	26.6%	27.2%

The lower effective tax rate for the quarter ended September 30, 2024 was primarily due to the impact from fair value change of our investment in Meituan.

The lower effective tax rate for the year to date ended September 30, 2024 was primarily due to the favorable impact from the reduction of certain non-deductible items and the impact from fair value change of our investment in Meituan.

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

In August 2022, the IRA was signed into law in the U.S., which contains certain tax measures, including a Corporate Alternative Minimum Tax (“CAMT”) of 15% on certain large corporations. On December 27, 2022, the U.S. Treasury Department and the Internal Revenue Services (the “IRS”) released Notice 2023-7, announcing their intention to issue proposed regulations addressing the application of the new CAMT. In 2023 and 2024, additional notices or proposed regulations were released to continue to provide interim guidance regarding certain CAMT issues before proposed regulations are published. The Company will monitor the regulatory developments and continue to evaluate the impact on our financial statements, if any.

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

The Organization for Economic Cooperation and Development (the “OECD”), the European Union and other jurisdictions (including jurisdictions in which we have operations or presence) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD’s Pillar Two initiative introduced a 15% global minimum tax applied on a jurisdiction-by-jurisdiction basis and for which many jurisdictions have now committed to an effective enactment date starting January 1, 2024. The Company will monitor the regulatory developments and continue to evaluate the impact, if any.

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

	Quarter Ended 9/30/2024
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$2,311	$615	$48	$97	$3,071	$—	$3,071
Inter-segment revenue	—	—	164	—	164	(164)	—
Total	$2,311	$615	$212	$97	$3,235	$(164)	$3,071

	Quarter Ended 9/30/2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$2,186	$599	$50	$79	$2,914	$—	$2,914
Inter-segment revenue	—	—	151	—	151	(151)	—
Total	$2,186	$599	$201	$79	$3,065	$(151)	$2,914

	Year to Date Ended 9/30/2024
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$6,555	$1,750	$136	$267	$8,708	$—	$8,708
Inter-segment revenue	—	—	458	—	458	(458)	—

Total	$6,555	$1,750	$594	$267	$9,166	$(458)	$8,708

	Year to Date Ended 9/30/2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated(a)	Combined	Elimination	Consolidated
Revenue from external customers	$6,368	$1,750	$145	$222	$8,485	$—	$8,485
Inter-segment revenue	—	—	440	—	440	(440)	—
Total	$6,368	$1,750	$585	$222	$8,925	$(440)	$8,485

	Quarter Ended		Year to Date Ended
Operating Profit (Loss)	9/30/2024	9/30/2023	9/30/2024	9/30/2023
KFC	$364	$342	$1,000	$1,035
Pizza Hut	52	47	139	137
All Other Segments	(4)	(7)	(12)	(20)
Unallocated revenues from transactions with franchisees(b)	80	67	219	190
Unallocated other revenues	17	12	48	32
Unallocated expenses for transactions with franchisees(b)	(79)	(66)	(217)	(188)
Unallocated other operating costs and expenses	(17)	(12)	(47)	(30)
Unallocated and corporate G&A expenses	(42)	(60)	(120)	(161)
Unallocated other income, net	—	—	1	1
Operating Profit	$371	$323	$1,011	$996
Interest income, net(a)	31	46	100	124
Investment gain (loss)(a)	34	(4)	50	(32)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	$436	$365	$1,161	$1,088

	Quarter Ended		Year to Date Ended
Impairment Charges	9/30/2024	9/30/2023	9/30/2024	9/30/2023
KFC(c)	$6	$2	$16	$14
Pizza Hut(c)	1	1	7	6
All Other Segments(c)	3	—	6	4
	$10	$3	$29	$24

	Total Assets
	9/30/2024	12/31/2023
KFC	$5,472	$5,371
Pizza Hut	940	904
All Other Segments	322	347
Corporate and Unallocated(d)	5,067	5,409
	$11,801	$12,031

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

As substantially all of the Company’s revenue is derived from the PRC and substantially all of the Company's long-lived assets are located in the PRC, no geographical information is presented. In addition, revenue derived from and long-lived assets located in the U.S., the Company’s country of domicile, are immaterial.

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

Note 15 – Subsequent Events

Cash Dividend

On November 4, 2024, the Company announced that the Board of Directors declared a cash dividend of $0.16 per share on Yum China’s common stock, payable on December 17, 2024, to stockholders of record as of the close of business on November 26, 2024. Total estimated cash dividend payable is approximately $61 million.

Share Repurchase Authorization

On November 4, 2024, the Company’s Board of Directors increased the Company’s share repurchase authorization by $1 billion, bringing total authorization since 2017 to $4.4 billion. With the increase of share repurchase authorization, approximately $1.4 billion remained available for future share repurchases under the authorization.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of 2023 system sales, with 15,861 restaurants covering around 2,200 cities primarily in China as of September 30, 2024. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Lavazza, Huang Ji Huang, Little Sheep and Taco Bell. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China (excluding Hong Kong, Macau and Taiwan), and own the intellectual property of the Little Sheep and Huang Ji Huang concepts outright. We also established a joint venture with Lavazza Group, the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee concept in China. KFC was the first major global restaurant brand to enter China in 1987. With more than 35 years of operations, we have developed extensive operating experience in the China market. We believe that there are significant opportunities to further expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of September 30, 2024, KFC operated 11,283 restaurants in around 2,200 cities across China.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of September 30, 2024, Pizza Hut operated 3,606 restaurants in over 800 cities.

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

Quarters and Years to Date Ended September 30, 2024 and 2023

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

	Quarter Ended		%/ppts Change		Year to Date Ended		%/ppts Change
	9/30/2024	9/30/2023	Reported	Ex F/X	9/30/2024	9/30/2023	Reported	Ex F/X
System Sales Growth(a) (%)	4	15	NM	NM	5	20	NM	NM
Same-Store Sales (Decline) Growth(a) (%)	(3)	4	NM	NM	(3)	8	NM	NM
Operating Profit	371	323	+15	+14	1,011	996	+1	+5
Adjusted Operating Profit(b)	371	327	+13	+13	1,011	1,005	+1	+4
Core Operating Profit(b)	369	312	NM	+18	1,040	951	NM	+10
OP Margin(c) (%)	12.1	11.1	+1.0	+1.0	11.6	11.7	(0.1)	—
Core OP Margin(b) (%)	12.1	10.7	NM	+1.4	11.7	11.2	NM	+0.5
Net Income	297	244	+22	+21	796	730	+9	+12
Adjusted Net Income(b)	297	248	+20	+19	796	739	+8	+11
Diluted Earnings Per Common Share	0.77	0.58	+33	+32	2.03	1.73	+17	+20
Adjusted Diluted Earnings Per Common Share(b)	0.77	0.59	+31	+30	2.03	1.75	+16	+19

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

As compared to the third quarter of 2023, Total revenues in the third quarter of 2024 increased 5%, or 4% excluding the impact of F/X. Total revenues for the year to date ended September 30, 2024 increased 3%, or 5% excluding the impact of F/X. The increase in Total revenues for the quarter and year to date ended September 30, 2024, excluding the impact of F/X, was driven by 7% and 8% net new unit contribution, respectively, partially offset by same-store sales decline, resulting from lower ticket average and same-store transaction growth.

Operating profit for the third quarter increased 15%, or 14% excluding the impact of F/X. Operating profit for the year to date ended September 30, 2024 increased 1%, or 5% excluding the impact of F/X. Further excluding the lapping impact from the VAT deductions and temporary relief from landlords and government agencies received in prior year, the increase in Operating profit for the quarter and year to date ended September 30, 2024 was primarily driven by the increase in Total revenues, operational efficiency improvement, favorable commodity prices, lower advertising expenses and lower performance-based compensation costs, offset by increased value-for-money offerings and wage inflation in the low single digits.

The Consolidated Results of Operations for the quarters and years to date ended September 30, 2024 and 2023 and other data are presented below:

	Quarter Ended		% B/(W)(a)				Year to Date Ended		% B/(W)(a)
	9/30/2024	9/30/2023	Reported		Ex F/X		9/30/2024	9/30/2023	Reported		Ex F/X
Company sales	$2,895	$2,759	5		4		$8,217	$8,048	2		5
Franchise fees and income	25	23	8		7		72	69	3		6
Revenues from transactions with franchisees	116	100	16		15		319	282	13		15
Other revenues	35	32	14		13		100	86	17		20
Total revenues	$3,071	$2,914	5		4		$8,708	$8,485	3		5
Company restaurant expenses	$2,401	$2,289	(5)		(4)		$6,839	$6,611	(3)		(6)
Operating Profit	$371	$323	15		14		$1,011	$996	1		5
OP Margin %	12.1%	11.1%	1.0	ppts.	1.0	ppts.	11.6%	11.7%	(0.1)	ppts.	—	ppts.
Interest income, net	31	46	(32)		(32)		100	124	(19)		(19)
Investment gain (loss)	34	(4)	NM		NM		50	(32)	NM		NM
Income tax provision	(119)	(100)	(19)		(18)		(309)	(296)	(5)		(7)
Equity in net earnings (losses) from equity method investments	2	2	(11)		(14)		2	2	(11)		(13)
Net Income – including noncontrolling interests	319	267	20		19		854	794	8		11
Net Income – noncontrolling interests	22	23	3		4		58	64	9		6
Net Income – Yum China Holdings, Inc.	297	$244	22		21		$796	$730	9		12
Diluted Earnings Per Common Share	$0.77	$0.58	33		32		$2.03	$1.73	17		20
Effective tax rate	27.3%	27.5%					26.6%	27.2%
Supplementary information – Non-GAAP Measures(b)
Restaurant profit	$494	$470	5		4		$1,378	$1,437	(4)		(2)
Restaurant margin %	17.0%	17.0%	—	ppts.	—	ppts.	16.8%	17.9%	(1.1)	ppts.	(1.1)	ppts.
Adjusted Operating Profit	$371	$327					$1,011	$1,005
Core Operating Profit	$369	$312					$1,040	$951
Core OP Margin %	12.1%	10.7%					11.7%	11.2%
Adjusted Net Income – Yum China Holdings, Inc.	$297	$248					$796	$739
Adjusted Diluted Earnings Per Common Share	$0.77	$0.59					$2.03	$1.75
Adjusted Effective Tax Rate	27.3%	27.2%					26.6%	27.0%
Adjusted EBITDA	$501	$441					$1,395	$1,368

(a)
Represents the period-over-period change in percentage.
(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

	Quarter Ended 9/30/2024	Year to Date Ended 9/30/2024
	% change	% change
System Sales Growth	5%	2%
System Sales Growth, excluding F/X	4%	5%
Same-Store Sales (Decline)	(3)%	(3)%

Unit Count	9/30/2024	9/30/2023	% Increase
Company-owned	13,571	12,192	11
Franchisees	2,290	1,910	20
	15,861	14,102	12

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

The following table sets forth the reconciliations of the most directly comparable GAAP financial measures to the non-GAAP financial measures:

	Quarter Ended		Year to Date Ended
	9/30/2024	9/30/2023	9/30/2024	9/30/2023

Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$371	$323	$1,011	$996
Special Items, Operating Profit	—	(4)	—	(9)
Adjusted Operating Profit	$371	$327	$1,011	$1,005
Reconciliation of Net Income to Adjusted Net Income
Net Income – Yum China Holdings, Inc.	$297	$244	$796	$730
Special Items, Net Income –Yum China Holdings, Inc.	—	(4)	—	(9)
Adjusted Net Income – Yum China Holdings, Inc.	$297	$248	$796	$739
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.77	$0.59	$2.04	$1.75
Special Items, Basic Earnings Per Common Share	—	(0.01)	—	(0.02)
Adjusted Basic Earnings Per Common Share	$0.77	$0.60	$2.04	$1.77
Diluted Earnings Per Common Share	$0.77	$0.58	$2.03	$1.73
Special Items, Diluted Earnings Per Common Share	—	(0.01)	—	(0.02)
Adjusted Diluted Earnings Per Common Share	$0.77	$0.59	$2.03	$1.75
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate	27.3%	27.5%	26.6%	27.2%
Impact on effective tax rate as a result of Special Items	—	0.3%	—	0.2%
Adjusted effective tax rate	27.3%	27.2%	26.6%	27.0%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below:

	Quarter Ended		Year to Date Ended
	9/30/2024	9/30/2023	9/30/2024	9/30/2023

Net Income – Yum China Holdings, Inc.	$297	$244	$796	$730
Net income – noncontrolling interests	22	23	58	64
Equity in net (earnings) losses from equity method investments	(2)	(2)	(2)	(2)
Income tax provision	119	100	309	296
Interest income, net	(31)	(46)	(100)	(124)
Investment (gain) loss	(34)	4	(50)	32
Operating Profit	371	323	1,011	996
Special Items, Operating Profit	—	4	—	9
Adjusted Operating Profit	371	327	1,011	1,005
Depreciation and amortization	120	111	355	339
Store impairment charges	10	3	29	24
Adjusted EBITDA	$501	$441	$1,395	$1,368

Details of Special Items are presented below:

	Quarter Ended		Year to Date Ended
	9/30/2024	9/30/2023	9/30/2024	9/30/2023

Share-based compensation expense for Partner PSU Awards(1)	$—	$(4)	$—	$(9)
Special Items, Operating Profit	—	(4)	—	(9)
Tax effect on Special Items(2)	—	—	—	—
Special Items, net income – including noncontrolling interests	—	(4)	—	(9)
Special Items, net income – noncontrolling interests	—	—	—	—
Special Items, Net Income –Yum China Holdings, Inc.	$—	$(4)	$—	$(9)
Weighted-average Diluted Shares Outstanding (in millions)	385	420	393	421
Special Items, Diluted Earnings Per Common Share	$—	$(0.01)	$—	$(0.02)

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
(2)
Tax effect was determined based upon the nature, as well as the jurisdiction, of each Special Item at the applicable tax rate.

Reconciliation of GAAP Operating Profit to Restaurant Profit is as follows:

	Quarter Ended 9/30/2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$364	$52	$(4)	$(41)	$—	$371
Less:
Franchise fees and income	19	2	4	—	—	25
Revenues from transactions with franchisees	15	2	19	80	—	116
Other revenues	1	5	176	17	(164)	35
Add:
General and administrative expenses	62	26	9	42	—	139
Franchise expenses	8	1	1	—	—	10
Expenses for transactions with franchisees	13	1	17	79	—	110
Other operating costs and expenses	1	5	172	17	(163)	32
Closures and impairment expenses, net	4	1	3	—	—	8
Restaurant profit (loss)	$417	$77	$(1)	$—	$1	$494
Company sales	2,276	606	13	—	—	2,895
Restaurant margin %	18.3%	12.8%	(13.2)%	N/A	N/A	17.0%

	Quarter Ended 9/30/2023
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$342	$47	$(7)	$(59)	$—	$323
Less:
Franchise fees and income	16	2	5	—	—	23
Revenues from transactions with franchisees	12	1	20	67	—	100
Other revenues	4	5	162	12	(151)	32
Add:
General and administrative expenses	68	30	11	60	—	169
Franchise expenses	8	1	—	—	—	9
Expenses for transactions with franchisees	11	1	17	66	—	95
Other operating costs and expenses	3	4	160	12	(150)	29
Restaurant profit (loss)	$400	$75	$(6)	$—	$1	$470
Company sales	2,154	591	14	—	—	2,759
Restaurant margin %	18.6%	12.7%	(36.1)%	N/A	N/A	17.0%

	Year to Date Ended 9/30/2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,000	$139	$(12)	$(116)	$—	$1,011
Less:
Franchise fees and income	53	6	13	—	—	72
Revenues from transactions with franchisees	41	4	55	219	—	319
Other revenues	9	17	484	48	(458)	100
Add:
General and administrative expenses	183	80	29	120	—	412
Franchise expenses	25	3	1	—	—	29
Expenses for transactions with franchisees	36	3	50	217	—	306
Other operating costs and expenses	7	16	476	47	(456)	90
Closures and impairment expenses, net	11	6	5	—	—	22
Other income, net	—	—	—	(1)	—	(1)
Restaurant profit (loss)	$1,159	$220	$(3)	$—	$2	$1,378
Company sales	6,452	1,723	42	—	—	8,217
Restaurant margin %	18.0%	12.8%	(11.8)%	N/A	N/A	16.8%

	Year to Date Ended 9/30/2023
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,035	$137	$(20)	$(156)	$—	$996
Less:
Franchise fees and income	48	6	15	—	—	69
Revenues from transactions with franchisees	33	3	56	190	—	282
Other revenues	13	13	468	32	(440)	86
Add:
General and administrative expenses	203	89	32	161	—	485
Franchise expenses	24	3	1	—	—	28
Expenses for transactions with franchisees	29	3	50	188	—	270
Other operating costs and expenses	11	11	463	30	(438)	77
Closures and impairment expenses, net	9	5	3	—	—	17
Other expenses (income), net	2	—	—	(1)	—	1
Restaurant profit (loss)	$1,219	$226	$(10)	$—	$2	$1,437
Company sales	6,274	1,728	46	—	—	8,048
Restaurant margin %	19.4%	13.1%	(21.6)%	N/A	N/A	17.9%

Reconciliation of GAAP Operating Profit to Core Operating Profit is as follows:

	Quarter ended		% Change		Year to Date Ended		% Change
	9/30/2024	9/30/2023	B/(W)		9/30/2024	9/30/2023	B/(W)
Operating profit	$371	$323	15		$1,011	$996	1
Special Items, Operating Profit	—	4			—	9
Adjusted Operating Profit	$371	$327	13		$1,011	$1,005	1
Items Affecting Comparability
Temporary relief from landlords(a)	—	—			—	(10)
Temporary relief from government agencies(b)	—	(1)			—	(4)
VAT deductions(c)	—	(14)			—	(42)
Amortization of reacquired franchise rights(d)	—	—			—	2
F/X impact	(2)	—			29	—
Core Operating Profit	$369	$312	18		$1,040	$951	10
Total revenues	3,071	2,914	5		8,708	8,485	3
F/X impact	(31)	—			208	—
Total revenues, excluding the impact of F/X	$3,040	$2,914	4		$8,916	$8,485	5
Core OP margin %	12.1%	10.7%	1.4	ppts.	11.7%	11.2%	0.5	ppts.

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

Reconciliation of GAAP Operating Profit to Core Operating Profit by segment is as follows:

	Quarter Ended 9/30/2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$364	$52	$(4)	$(41)	$—	$371
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$364	$52	$(4)	$(41)	$—	$371
F/X impact	(2)	—	—	—	—	(2)
Core Operating Profit (Loss)	$362	$52	$(4)	$(41)	$—	$369

	Quarter Ended 9/30/2023
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$342	$47	$(7)	$(59)	$—	$323
Special Items, Operating Profit	—	—	—	4	—	4
Adjusted Operating Profit (Loss)	$342	$47	$(7)	$(55)	$—	$327
Items Affecting Comparability
Temporary relief from landlords	—	—	—	—	—	—
Temporary relief from government agencies	—	(1)	—	—	—	(1)
VAT deductions	(10)	(3)	(1)	—	—	(14)
F/X impact	—	—	—	—	—	—
Core Operating Profit (Loss)	$332	$43	$(8)	$(55)	$—	$312

	Year to Date Ended 9/30/2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,000	$139	$(12)	$(116)	$—	$1,011
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$1,000	$139	$(12)	$(116)	$—	$1,011
F/X impact	27	4	—	(2)	—	29
Core Operating Profit (Loss)	$1,027	$143	$(12)	$(118)	$—	$1,040

	Year to Date Ended 9/30/2023
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,035	$137	$(20)	$(156)	$—	$996
Special Items, Operating Profit	—	—	—	9	—	9
Adjusted Operating Profit (Loss)	$1,035	$137	$(20)	$(147)	$—	$1,005
Items Affecting Comparability
Temporary relief from landlords	(9)	(1)	—	—	—	(10)
Temporary relief from government agencies	(3)	(1)	—	—	—	(4)
VAT deductions	(34)	(6)	(2)	—	—	(42)
Amortization of reacquired franchise rights	2	—	—	—	—	2
F/X impact	—	—	—	—	—	—
Core Operating Profit (Loss)	$991	$129	$(22)	$(147)	$—	$951

Segment Results

KFC

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2024	9/30/2023	Reported		Ex F/X		9/30/2024	9/30/2023	Reported		Ex F/X
Company sales	$2,276	$2,154	6		5		$6,452	$6,274	3		5
Franchise fees and income	19	16	15		14		53	48	10		12
Revenues from transactions with franchisees	15	12	23		22		41	33	25		28
Other revenues	1	4	(63)		(63)		9	13	(29)		(27)
Total revenues	$2,311	$2,186	6		5		$6,555	$6,368	3		5
Company restaurant expenses	$1,859	$1,754	(6)		(5)		$5,293	$5,055	(5)		(7)
G&A expenses	$62	$68	10		11		$183	$203	10		8
Franchise expenses	$8	$8	(10)		(9)		$25	$24	(6)		(8)
Expenses for transactions with franchisees	$13	$11	(19)		(17)		$36	$29	(21)		(23)
Other operating costs and expenses	$1	$3	76		76		$7	$11	37		35
Closures and impairment expenses, net	$4	$—	NM		NM		$11	$9	(33)		(35)
Other expenses, net	$—	$—	(151)		(146)		$—	$2	76		75
Operating Profit	$364	$342	6		6		$1,000	$1,035	(3)		(1)
OP Margin %	15.7%	15.6%	0.1	ppts.	0.2	ppts.	15.2%	16.3%	(1.1)	ppts.	(1.0)	ppts.
Restaurant profit	$417	$400	4		3		$1,159	$1,219	(5)		(2)
Restaurant margin %	18.3%	18.6%	(0.3)	ppts.	(0.3)	ppts.	18.0%	19.4%	(1.4)	ppts.	(1.4)	ppts.

	Quarter Ended 9/30/2024	Year to Date Ended 9/30/2024
	% change	% change
System Sales Growth	7%	4%
System Sales Growth, excluding F/X	6%	6%
Same-Store Sales (Decline)	(2)%	(2)%

Unit Count	9/30/2024	9/30/2023	% Increase
Company-owned	9,958	8,915	12
Franchisees	1,325	1,002	32
	11,283	9,917	14

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	9/30/2023	Store Portfolio Actions	Other	F/X	9/30/2024
Company sales	$2,154	$135	$(35)	$22	$2,276
Cost of sales	(666)	(47)	7	(7)	(713)
Cost of labor	(528)	(34)	10	(6)	(558)
Occupancy and other operating expenses	(560)	(35)	13	(6)	(588)
Restaurant profit	$400	$19	$(5)	$3	$417

	Year to Date Ended
Income (Expense)	9/30/2023	Store Portfolio Actions	Other	F/X	9/30/2024
Company sales	$6,274	$446	$(114)	$(154)	$6,452
Cost of sales	(1,914)	(154)	(13)	48	(2,033)
Cost of labor	(1,538)	(121)	9	37	(1,613)
Occupancy and other operating expenses	(1,603)	(112)	30	38	(1,647)
Restaurant profit	$1,219	$59	$(88)	$(31)	$1,159

As compared to the third quarter of 2023, the increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by net unit growth, partially offset by same-store sales decline. Restaurant profit increased for the quarter, excluding the impact of F/X. Further excluding the lapping impact from the VAT deductions and temporary relief from landlords and government agencies received in prior year, the increase in Restaurant profit for the quarter was primarily driven by the increase in Company sales, operational efficiency improvement, favorable commodity prices and lower advertising expenses, partially offset by increased value-for-money offerings and wage inflation in the low single digits.

The increase in Company sales for the year to date ended September 30, 2024, excluding the impact of F/X, was primarily driven by net unit growth, partially offset by same-store sales decline. Restaurant profit decreased for the year to date, excluding the impact of F/X. Further excluding the lapping impact from the VAT deductions and temporary relief from landlords and government agencies received in prior year, Restaurant profit increased for the year to date, primarily driven by the increase in Company sales, favorable commodity prices, operational efficiency improvement and lower advertising expenses, offset by increased value-for-money offerings and wage inflation in the low single digits.

Franchise Fees and Income/Revenues from Transactions with Franchisees

The quarter and year to date increase in Franchise fees and income and Revenues from transactions with franchisees, excluding the impact of F/X, was primarily driven by acceleration of franchise store openings.

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

Pizza Hut

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2024	9/30/2023	Reported		Ex F/X		9/30/2024	9/30/2023	Reported		Ex F/X
Company sales	$606	$591	2		1		$1,723	$1,728	—		2
Franchise fees and income	2	2	8		7		6	6	4		6
Revenues from transactions with franchisees	2	1	20		19		4	3	7		9
Other revenues	5	5	(4)		(5)		17	13	30		32
Total revenues	$615	$599	2		1		$1,750	$1,750	—		2
Company restaurant expenses	$529	$516	(2)		(1)		$1,503	$1,502	—		(2)
G&A expenses	$26	$30	15		16		$80	$89	11		9
Franchise expenses	$1	$1	(6)		(5)		$3	$3	(3)		(5)
Expenses for transactions with franchisees	$1	$1	(6)		(5)		$3	$3	2		—
Other operating costs and expenses	$5	$4	(7)		(6)		$16	$11	(43)		(46)
Closures and impairment expenses, net	$1	$—	NM		NM		$6	$5	(17)		(19)
Operating Profit	$52	$47	13		13		$139	$137	2		5
OP Margin %	8.6%	7.8%	0.8	ppts.	0.8	ppts.	8.0%	7.8%	0.2	ppts.	0.2	ppts.
Restaurant profit	$77	$75	3		3		$220	$226	(2)		—
Restaurant margin %	12.8%	12.7%	0.1	ppts.	0.1	ppts.	12.8%	13.1%	(0.3)	ppts.	(0.3)	ppts.

	Quarter Ended 9/30/2024	Year to Date Ended 9/30/2024
	% change	% change
System Sales Growth	3%	—
System Sales Growth, excluding F/X	2%	2%
Same-Store Sales (Decline)	(6)%	(6)%

Unit Count	9/30/2024	9/30/2023	% Increase
Company-owned	3,428	3,047	13
Franchisees	178	155	15
	3,606	3,202	13

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	9/30/2023	Store Portfolio Actions	Other	F/X	9/30/2024
Company sales	$591	$35	$(27)	$7	$606
Cost of sales	(187)	(12)	—	(3)	(202)
Cost of labor	(167)	(9)	11	(2)	(167)
Occupancy and other operating expenses	(162)	(9)	13	(2)	(160)
Restaurant profit	$75	$5	$(3)	$—	$77

	Year to Date Ended
Income (Expense)	9/30/2023	Store Portfolio Actions	Other	F/X	9/30/2024
Company sales	$1,728	$127	$(92)	$(40)	$1,723
Cost of sales	(537)	(43)	1	12	(567)
Cost of labor	(496)	(34)	40	11	(479)
Occupancy and other operating expenses	(469)	(32)	33	11	(457)
Restaurant profit	$226	$18	$(18)	$(6)	$220

As compared to the third quarter of 2023, the increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by net unit growth, partially offset by same-store sales decline. Restaurant profit increased for the quarter, excluding the impact of F/X. Further excluding the lapping impact from the VAT deductions and temporary relief from landlords and government agencies received in prior year, the increase in Restaurant profit for the quarter was primarily driven by the increase in Company sales, operational efficiency improvement, favorable commodity prices, lower advertising expenses and lower performance-based compensation, partially offset by increased value-for-money offerings, increased rider cost associated with higher delivery sales mix in the current period and wage inflation in the low single digits.

The increase in Company sales for the year to date ended September 30, 2024, excluding the impact of F/X, was primarily driven by net unit growth, partially offset by same-store sales decline. Restaurant profit remained flat for the year to date, excluding the impact of F/X. Further excluding the lapping impact from the VAT deductions and temporary relief from landlords and government agencies received in prior year, Restaurant profit increased for the year to date, primarily driven by the increase in Company sales, operational efficiency improvement, favorable commodity prices, lower advertising expenses and lower performance-based compensation, offset by increased value-for-money offerings and wage inflation in the low single digits.

G&A Expenses

The quarter and year to date decrease in G&A expenses, excluding the impact of F/X, was primarily driven by lower performance-based compensation costs.

Operating Profit

The increase in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit and lower G&A expenses.

The year to date increase in Operating profit, excluding the impact of F/X, was primarily driven by lower G&A expenses.

All Other Segments

All Other Segments reflects the results of Lavazza, Huang Ji Huang, Little Sheep and Taco Bell, our delivery operating segment and our e-commerce business.

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2024	9/30/2023	Reported		Ex F/X		9/30/2024	9/30/2023	Reported		Ex F/X
Company sales	$13	$14	(11)		(12)		$42	$46	(11)		(9)
Franchise fees and income	4	5	(16)		(17)		13	15	(16)		(14)
Revenues from transactions with franchisees	19	20	(2)		(3)		55	56	(1)		1
Other revenues	176	162	9		8		484	468	3		6
Total revenues	$212	$201	6		5		$594	$585	1		4
Company restaurant expenses	$14	$20	26		27		$45	$56	18		16
G&A expenses	$9	$11	13		14		$29	$32	8		6
Franchise expenses	$1	$—	(32)		(30)		$1	$1	20		17
Expenses for transactions with franchisees	$17	$17	—		1		$50	$50	—		(2)
Other operating costs and expenses	$172	$160	(8)		(7)		$476	$463	(3)		(5)
Closures and impairment expenses, net	$3	$—	NM		NM		$5	$3	(50)		(50)
Operating Loss	$(4)	$(7)	35		36		$(12)	$(20)	34		33
OP Margin %	(1.9)%	(3.1)%	1.2	ppts.	1.2	ppts.	(2.1)%	(3.2)%	1.1	ppts.	1.1	ppts.
Restaurant loss	$(1)	$(6)	67		68		$(3)	$(10)	51		51
Restaurant margin %	(13.2)%	(36.1)%	22.9	ppts.	22.9	ppts.	(11.8)%	(21.6)%	9.8	ppts.	9.8	ppts.

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

Corporate and Unallocated

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2024	9/30/2023	Reported		Ex F/X		9/30/2024	9/30/2023	Reported		Ex F/X
Revenues from transactions with franchisees	$80	$67	19		18		$219	$190	15		18
Other revenues	$17	$12	48		46		$48	$32	51		55
Expenses for transactions with franchisees	$79	$66	(19)		(18)		$217	$188	(15)		(18)
Other operating costs and expenses	$17	$12	(49)		(47)		$47	$30	(58)		(61)
Corporate G&A expenses	$42	$60	31		32		$120	$161	26		25
Other unallocated income, net	$—	$—	NM		NM		$(1)	$(1)	29		35
Interest income, net	$31	$46	(32)		(32)		$100	$124	(19)		(19)
Investment gain (loss)	$34	$(4)	NM		NM		$50	$(32)	NM		NM
Income tax provision (See Note 12)	$(119)	$(100)	(19)		(18)		$(309)	$(296)	(5)		(7)
Equity in net earnings (losses) from equity method investments	$2	$2	(11)		(14)		$2	$2	(11)		(13)
Effective tax rate (See Note 12)	27.3%	27.5%	0.2	ppts.	0.2	ppts.	26.6%	27.2%	0.6	ppts.	0.6	ppts.

Revenues from Transactions with Franchisees

Revenues from transactions with franchisees primarily include revenues derived from the Company’s central procurement model, whereby food and paper products are centrally purchased and then mainly sold to KFC and Pizza Hut franchisees. The quarter and year to date increase, excluding the impact of F/X, was mainly due to the increase in system sales for franchisees primarily driven by acceleration of franchise store openings.

G&A Expenses

The quarter and year to date decrease in Corporate G&A expenses, excluding the impact of F/X, was primarily due to lower performance-based compensation costs and improvement in operational efficiency.

Interest Income, Net

The quarter and year to date decrease in interest income, excluding the impact of F/X, was primarily driven by lower investment balance during the year.

Investment Gain (Loss)

The investment gain (loss) mainly relates to the change in fair value of our investment in Meituan. See Note 3 for additional information.

Income Tax Provision

Our income tax provision primarily includes tax on our earnings generally at the Chinese statutory tax rate of 25% with certain Chinese subsidiaries qualified for preferential tax rates, withholding tax on planned or actual repatriation of earnings outside of China, Hong Kong profits tax, and U.S. corporate income tax, if any. The lower effective tax rate for the quarter ended September 30, 2024 was primarily due to the impact from fair value change of our investment in Meituan. The lower effective tax rate for the year to date ended September 30, 2024 was primarily due to the favorable impact from the reduction of certain non-deductible items and the impact from fair value change of our investment in Meituan.

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

Entities that are general VAT taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as a VAT asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, in the Condensed Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT asset for recoverability, giving consideration to the indefinite life of VAT assets as well as its forecasted operating results and capital spending, which inherently includes significant assumptions that are subject to change. As of September 30, 2024, the Company has not made an allowance for the recoverability of VAT assets, as the balance is expected to be utilized to offset against VAT payables or be refunded in the future.

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

As of September 30, 2024, VAT assets of $110 million, VAT assets of $7 million and net VAT payable of $7 million were recorded in Prepaid expenses and other current assets, Other assets and Accounts payable and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets.

The Company will continue to review the classification of VAT assets at each balance sheet date, giving consideration to different local implementation practices of refunding VAT assets and the outcome of potential administrative reviews.

Pursuant to Circular [2019] No. 39, Circular [2019] No. 87 and Circular [2022] No. 11 jointly issued by relevant government authorities, including the MOF and the STA, from April 1, 2019 to December 31, 2022, general VAT taxpayers in certain industries that meet certain criteria were allowed to claim an additional 10% or 15% input VAT, which were used to offset their VAT payables. Pursuant to Circular [2023] No. 1 jointly issued by the MOF and the STA in January 2023, such VAT policy was further extended to December 31, 2023 but the additional deduction was reduced to 5% or 10% respectively. Accordingly, we recognized such VAT deductions of $42 million in the year to date ended September 30, 2023. The VAT deductions were recorded as a reduction to the related expense item, primarily in Company restaurant expenses included in the Condensed Consolidated Statements of Income. Such preferential VAT policy was not extended in 2024.

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

Condensed Consolidated Cash Flows

Our cash flows for the years to date ended September 30, 2024 and 2023 were as follows:

Net cash provided by operating activities was $1,252 million in 2024 as compared to $1,334 million in 2023. The decrease was primarily driven by working capital changes.

Net cash used in investing activities was $28 million in 2024 as compared to $1,052 million in 2023. The decrease was mainly due to the net impact on cash flows resulting from purchases and maturities of short-term investments, and long-term bank deposits and notes.

Net cash used in financing activities was $1,159 million in 2024 as compared to $240 million in 2023. The increase was primarily driven by the increase in share repurchases and repayment of short-term bank borrowings.

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

Share Repurchases and Dividends

On November 2, 2023, our Board of Directors increased the share repurchase authorization to an aggregate of $3.4 billion. During the years to date ended September 30, 2024 and 2023, the Company repurchased 27.3 million shares of common stock for $1,055 million and 4.9 million shares of common stock for $281 million, respectively, under the repurchase program.

On November 4, 2024, the Board of Directors further increased the Company’s share repurchase authorization by $1 billion, bringing total authorization since 2017 to $4.4 billion. With the increase of share repurchase authorization, approximately $1.4 billion remained available for future share repurchases under the authorization. Yum China may repurchase shares under the authorization from time to time in the open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans.

For the quarters ended September 30, 2024 and 2023, the Company paid cash dividends of approximately $61 million and $54 million, respectively, and for the years to date ended September 30, 2024 and 2023, the Company paid aggregate cash dividends of approximately $187 million and $162 million, respectively, to stockholders through a quarterly dividend payment of $0.16 and $0.13 per share, respectively.

On November 4, 2024, the Board of Directors declared a cash dividend of $0.16 per share, payable on December 17, 2024, to stockholders of record as of the close of business on November 26, 2024. The total estimated cash dividend payable is approximately $61 million.

The Company plans to step up the capital returns to shareholders from $3 billion to $4.5 billion between 2024 and 2026, representing an increase of 50%. As part of the enlarged capital returns program, the Company plans to return a total of $1.5 billion in share repurchases and dividends for the full year 2024.

Our capital returns plan is based on current expectations, which may change based on market conditions, capital needs or otherwise. In addition, our ability to declare and pay any dividends on our stock may be restricted by our earnings available for distribution under applicable Chinese laws. The laws, rules and regulations applicable to our Chinese subsidiaries permit payments of dividends only out of their accumulated profits, if any, determined in accordance with applicable Chinese accounting standards and regulations. Under Chinese laws, an enterprise incorporated in China is required to set aside at least 10% of its after-tax profits each year, after making up previous years’ accumulated losses, if any, to fund certain statutory reserve funds, until the aggregate amount of such a fund reaches 50% of its registered capital. As a result, our Chinese subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. At the discretion of the board of directors, as an enterprise incorporated in China, each of our Chinese subsidiaries may allocate a portion of its after-tax profits based on Chinese accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

Borrowing Capacity

As of September 30, 2024, the Company had credit facilities of RMB8,006 million (approximately $1,141 million), comprised of onshore credit facilities in the aggregate amount of RMB5,900 million (approximately $841 million), offshore credit facilities in the aggregate amount of $100 million and a credit facility of $200 million that can be used for either onshore or offshore.

The credit facilities had remaining terms ranging from less than one year to three years as of September 30, 2024. Our credit facilities mainly include term loans, overdrafts, letters of credit, banker’s acceptance notes and bank guarantees. The credit facilities in general bear interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreements. As of September 30, 2024, we had outstanding short-term bank borrowings of RMB2,211 million (approximately $315 million), mainly to manage working capital at our operating subsidiaries. Such bank borrowings are due within one year from their issuance dates. As of September 30, 2024, we also had outstanding bank guarantees of RMB244 million (approximately $35 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants. Our credit facilities were therefore reduced by outstanding short-term bank borrowings, adjusted for unamortized interest and collateral, and outstanding guarantees. As of September 30, 2024, the Company had unused credit facilities of approximately $789 million.

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

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “aim,” “commit,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology. Forward-looking statements are based on our expectations, estimates, assumptions or projections concerning future results or events as of the date of the filing of this Form 10-Q. Our plan of capital returns to shareholders is based on current expectations, which may change based on market conditions, capital needs or otherwise. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those statements. We cannot assure you that any of our assumptions are correct or any of our expectations, estimates or projections will be achieved. Numerous factors could cause our actual results to differ materially from those expressed or implied by forward-looking statements, including, without limitation, the following:

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

As substantially all of the Company’s operations are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter and year to date ended September 30, 2024, the Company’s Operating profit would have decreased by approximately $36 million and $96 million, respectively, if the RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2024, our Board of Directors had authorized an aggregate of $3.4 billion for our share repurchase program. The authorization does not have an expiration date.

The following table provides information as of September 30, 2024 with respect to shares of Yum China common stock repurchased on the NYSE and HKEX by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share(a)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)

7/1/24-7/31/24	2,148	$30.67	2,148	$600
8/1/24-8/31/24	1,925	$33.04	1,925	$536
9/1/24-9/30/24	1,591	$35.98	1,591	$479
Total	5,664	$32.97	5,664	$479

(a)
Starting January 2024, the Company also repurchased shares of common stock through open market transactions on the HKEX. Price paid for shares repurchased on the HKEX have been converted into U.S. dollars at the exchange rate on the date of repurchase.

Item 5. Other Information

During the quarter ended September 30, 2024, none of the Company’s officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) or directors adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6. Exhibits

Exhibit Number	Description of Exhibits
10.1

Transition and Advisor Agreement, dated August 4, 2024, by and between Yum China Holdings, Inc. and Andy Yeung (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on August 5, 2024). †

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

* Filed or furnished herewith.

† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yum China Holdings, Inc.
(Registrant)

Date:	November 8, 2024	/s/ Xueling Lu
Controller and Principal Accounting Officer