Form 10-K
period 2024-12-31
Yum China Holdings, Inc.
filed 2025-02-27
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2024

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
Emerging growth company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $11.9 billion. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. The number of shares of the registrant’s common stock outstanding as of February 21, 2025 was 376,124,668 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2025 annual meeting of stockholders (the “2025 Proxy Statement”), to be filed not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

2024 Form 10-K

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

General

Yum China is the largest restaurant company in China in terms of 2024 system sales. We had $11.3 billion of revenues in 2024 and 16,395 restaurants as of December 31, 2024. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Lavazza, Huang Ji Huang, Little Sheep and Taco Bell.

We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China, excluding Hong Kong, Macau and Taiwan. We own the intellectual property of the Little Sheep and Huang Ji Huang concepts outright. KFC was the first major global restaurant brand to enter China in 1987. With more than 35 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of 2024 system sales, with 16,395 restaurants covering over 2,200 cities primarily in China as of December 31, 2024. We believe that there are significant opportunities to further expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

As of December 31, 2024, we owned and operated approximately 85% of our restaurants. Franchisees contribute to our revenue through the payment of upfront franchise fees and on-going royalties based on a percentage of sales, and payments for other transactions with us, such as purchases of food and paper products, advertising services, delivery services and other services.

Restaurant Concepts

KFC

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of 2024 system sales. Founded in Corbin, Kentucky by Colonel Harland D. Sanders in 1939, KFC opened its first restaurant in Beijing, China in 1987. As of December 31, 2024, there were 11,648 KFC restaurants in over 2,200 cities across China. In addition to Original Recipe® chicken, whole chicken and other chicken products, KFC in China has an extensive menu featuring beef burgers, pork, seafood, rice dishes, congees, fresh vegetables, desserts, coffee, tea and many other products. KFC also seeks to increase revenue from different channels, including dine-in, delivery and takeaway. KFC primarily competes with western QSR brands in China, such as McDonald’s, Dicos and Burger King, among which we believe KFC had an approximate two-to-one lead over its nearest competitor in terms of store count as of the end of 2024.

Pizza Hut

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of 2024 system sales and number of restaurants as of December 31, 2024, offering multiple dayparts, including breakfast, lunch, afternoon tea and dinner. Since opening its first China restaurant unit in Beijing in 1990, Pizza Hut has grown rapidly and, as of year-end 2024, there were 3,724 Pizza Hut restaurants in over 800 cities across China. Pizza Hut has an extensive menu offering a broad variety of pizzas, pasta, steaks, rice dishes, burgers and other entrees, appetizers, beverages and desserts. Pizza Hut also aims to further drive growth from different channels and occasions, including dine in, delivery and takeaway. Pizza Hut also offers packaged foods, such as steak and pasta. Such new retail products are designed to capture at-home consumption demand. Measured by number of restaurants, we believe Pizza Hut has an approximate four-to-one lead over its nearest western CDR competitor in China as of the end of 2024.

2024 Form 10-K

Other Concepts

In addition to KFC and Pizza Hut, our restaurant brand portfolio also includes Lavazza, Huang Ji Huang, Little Sheep and Taco Bell.

Lavazza. In April 2020, we partnered with Luigi Lavazza S.p.A. (“Lavazza Group”), the world-renowned family-owned Italian coffee company, and established a joint venture (“Lavazza joint venture”), to explore and develop the Lavazza coffee concept in China. Lavazza joint venture operates both the coffee shop business and the retail business. Lavazza coffee shops offer a premium and authentic Italian coffee experience. As of December 31, 2024, there were 112 Lavazza coffee shops in China. The retail business involves selling retail coffee products beyond Lavazza coffee shops.

Huang Ji Huang. In April 2020, we completed the acquisition of a controlling interest in Huang Ji Huang. Founded in 2004, Huang Ji Huang had 686 units in China and internationally as of December 31, 2024. Huang Ji Huang primarily operates a franchise model and is an industry-leading simmer pot brand.

Little Sheep. Little Sheep, with its roots in Inner Mongolia, China, specializes in “Hot Pot” cooking, which is very popular in China, particularly during the winter months. Little Sheep had 183 units in both China and international markets as of December 31, 2024. Little Sheep primarily operates a franchise model.

Taco Bell. Taco Bell is the world’s leading western QSR brand specializing in Mexican-style food, including tacos, burritos, quesadillas, salads, nachos and similar items. We opened our first Taco Bell restaurant in Shanghai, China, in December 2016. As of December 31, 2024, there were 42 Taco Bell units in China.

Our Strategies

We have been implementing our “RGM” strategy, which stands for “Resilience, Growth and Moat,” since 2021, and have been transitioning our “RGM” strategy to place greater emphasis on growth. It centers on expanding our store footprint, increasing sales and boosting profits. We are accelerating our store network expansion to reach our next milestone of 20,000 stores by 2026. In the meantime, we will continue to invest in digitalization and supply chain, our key growth enablers.

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

Further expand geographical coverage. Restaurant chains have a low penetration rate in China, especially in lower-tier cities. Given the rapidly expanding middle class and dining out population as a result of continued economic growth and urbanization, we believe there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities. We are currently tracking over 800 cities that do not have a KFC, and 1,400 cities that have KFC but do not have a Pizza Hut restaurant. For additional information on the risks associated with this growth strategy, see the section entitled “Item 1A. Risk Factors,” including the risk factor entitled “We may not attain our target development goals; aggressive development could cannibalize existing sales; and new restaurants may not be profitable.”

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

Capture franchise opportunity. While we continue to focus on the operation of our Company-owned restaurant units, we also intend to continue accelerating franchise development to unlock additional opportunities for our core brands. We anticipate high franchisee demand for our brands, supported by strong unit economics, operational consistency and multiple store formats including new store models suitable for franchisees, such as KFC’s small-town mini, to drive restaurant growth. We plan to continue to develop franchisee store portfolio over time by focusing on strategic and remote locations as well as lower tier cities previously beyond our reach. As of December 31, 2024, approximately 15% of our restaurants were operated by franchisees. The franchise mix of net new stores increased from 15% in 2023 to 30% in 2024 for KFC and increased from 2% in 2023 to 10% in 2024 for Pizza Hut and we anticipate the mix of net new stores will gradually increase to 40% to 50% for KFC and 20% to 30% for Pizza Hut over the next few years.

2024 Form 10-K

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

Sales and Profit Growth - Continue to improve unit-level performance and develop new sources of revenue

Focus on food innovation and value proposition. We continue to focus on food innovation and strengthen our value proposition. We are keenly aware of the strength of our core menu items. At the same time, we seek to continue to introduce innovative items to meet evolving consumer preferences and local tastes, drive guest engagement and continue to broaden our brand appeal. Each of our restaurant concepts has proprietary menu items, and emphasizes the preparation of food with high quality ingredients. We continue to develop unique recipes, regionally-inspired menu items and special seasonings to provide appealing, tasty and convenient food choices at competitive prices. In addition, we continue to offer great value for money and attractive marketing campaigns. We continue to promote signature value campaigns such as “Crazy Thursday” and “Buy More Save More on Weekends” for KFC and “Scream Wednesday” for Pizza Hut, which offer selected menu items at attractive prices, and have received positive consumer feedback. To expand our addressable market and drive incremental traffic, we have also widened our price ranges to introduce more entry price point products. We also expand daypart opportunities to drive sales. In addition to lunch and dinner, KFC continues to drive sales from breakfast, afternoon tea and late night snack, and Pizza Hut continues to drive sales from business lunch and afternoon tea. We believe our continued food innovation and value proposition are pivotal to enhancing our unit-level performance.

Pursue best in-store experience. We continuously look for ways to improve the guest experience. Our brands also look to improve efficiency to drive sales growth. For instance, we continue to improve customer experience through our proprietary smartphone applications, pre-order services and store design. In addition, we are continuously investing in digital and automation to improve operating transparency and efficiency. For example, our smart i-kitchen system now provides real-time order status for customers, all digitalized through our app and WeChat portal with customer-friendly user interface, providing them streamlined ordering experience. Furthermore, our robotic servers have been rolled out in over 60% of our Pizza Hut restaurants, an effort we have been continuously carrying out nationwide that not only brings better digital experience but also saves on crew work. The introduction of Smart Delivery, a digital system to dynamically adjust delivery coverage for each store by daypart, combined with our wider store network, allows us to continue to improve delivery coverage and reduce delivery time. To further enhance the guest experience, we are also evaluating the possibility of adopting other digital initiatives in our restaurants and will continue to invest in this area, as discussed more fully below.

Grow coffee business. We are also building a coffee portfolio to capture the underserved coffee market in China across different customer segments, including coffee products provided by KFC, which offers convenience and value. In addition to our extensive network of KFC stores, KFC also offers coffee products through our TO-GO windows, coffee trucks or counters, and KCOFFEE Cafes. Our breakthrough model of KCOFFEE Cafes expanded from approximately 50 cafes in 2023 to about 700 cafes in 2024. In April 2020, we also partnered with Lavazza Group to explore and develop the Lavazza coffee concept in China to offer a premium and authentic Italian coffee experience. As of December 31, 2024, there were 112 Lavazza units in China, and we target to open 1,000 Lavazza stores in the next few years.

Optimize delivery capabilities. China is a world leader in the emerging online to offline, or O2O, market. This is where digital online ordering technologies interact with traditional brick and mortar retail to enhance the customer experience. We see considerable growth potential in the delivery market by aligning our proven restaurant operation capabilities with our delivery network that offers consumers the ability to order restaurant food anywhere. By optimizing our delivery strategy, we have captured more smaller order transactions in 2024 and achieved double-digit annual growth for delivery sales over the past decade. Delivery contributed approximately 39% of Company sales in 2024. Going forward, we intend to continue to optimize our delivery service by adopting innovative technologies, rolling out new delivery menu items and developing novel delivery service concepts, such as our dynamically adjusting delivery coverage for each store by daypart, taking into account the operating hours of nearby stores.

2024 Form 10-K

Enhance digital capabilities. As of December 31, 2024, our loyalty programs had over 490 million members and over 180 million members for KFC and Pizza Hut, respectively. The programs have been effective in increasing order frequency and enhancing guest loyalty. Digital sales exceeded $9 billion, with digital ordering accounted for approximately 90% of total Company sales in 2024. Going forward, we intend to continue to leverage our powerful digital ecosystem to drive sales, improve the guest experience and increase operational efficiency. We plan to increase our investment in end-to-end digitalization, automation and artificial intelligence (“AI”), to more effectively connect online traffic with our offline assets. We also intend to use Generative AI technologies (“GenAI”) to innovate new business scenarios and solutions, such as media creatives generation, digital avatars, customer feedback analysis and customer service. To improve our operational efficiency, we plan to focus on connecting our front-end, guest facing systems to back-end systems such as operations and supply chain.

Invest in high-quality assets. We continue to identify and evaluate investment opportunities in high-quality assets to capture growth opportunities. We will prudently assess investment targets based on their strategic value, business scale and financial performance, among other factors.

Operational Management

Restaurant Unit Management

Our restaurant management structure varies among our restaurant brands and restaurant size. Generally, each restaurant that we operate is overseen by a management team led by a restaurant general manager, or RGM, together with one or more assistant managers. We have also introduced a shared management model by using AI-enabled digital tools to improve store efficiency and empower our capable restaurant managers to oversee multiple stores without compromising quality. RGMs are skilled and highly trained, with most having a college-level education. The performance of RGMs is regularly monitored and coached by senior operations leaders. Each restaurant brand issues detailed manuals, which may then be customized to meet local regulations and customs. These manuals set forth standards and requirements for all aspects of restaurant operations. The restaurant management team is responsible for the day-to-day operation of our restaurants and for ensuring compliance with operating standards. Each RGM is also responsible for handling guest complaints and emergency situations. In late 2023, we launched Project Fresh Eye to enhance operational efficiency. By simplifying, centralizing, and automating key processes, we eased the burdens on our RGMs and allowed them to focus on better serving our customers.

Franchise Restaurant Management

As of December 31, 2024, approximately 15% of our restaurants were franchise restaurants. Our franchise program is designed to promote consistency and quality, and we are selective in granting franchises. Franchisees supply capital initially by paying a franchise fee to us and by purchasing or leasing the land use rights, building, equipment, signs, seating, inventories and supplies; and, over the longer term, by reinvesting in the business through expansion. Franchisees contribute to our revenue through the payment of upfront franchise fees and on-going royalties based on a percentage of sales, and payments for other transactions with us, such as purchases of food and paper products, advertising services, delivery services and other services.

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

Expansion Management

We believe that there are significant opportunities to further expand within China and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities. We expanded our restaurant count from 7,562 at the end of 2016 to 16,395 at the end of 2024, representing a compound annual growth rate (CAGR) of approximately 10%. We expect to expand our business through organic growth, growth of franchise units and development of our emerging brands.

2024 Form 10-K

Our expansion strategy has been systematically focused on high potential locations across city tiers, including increasing store density in existing cities and entering new cities. Each potential restaurant site is assessed and evaluated individually based on its site potential, potential financial return and potential impact to nearby stores. We take into account factors such as economic and demographic conditions and prospects, consumption patterns, GDP per capita and population density of the local community, presence of activity centers such as shopping complexes, schools and residential areas that generate guest traffic, and the presence of other restaurants in the vicinity during our site selection process. We also consider the guest traffic and distance from the existing restaurants under the same brand to reduce sales transfer that may occur from existing restaurant units. Our flexible store formats and partnership with franchisees empower us to expand to additional strategic locations, including highway service centers, school campuses and hospitals. As we are opening more smaller format stores and actively managing costs, the average capital spending for each new KFC and Pizza Hut restaurant unit in 2024 was approximately RMB1.5 million and 1.2 million, respectively.

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

The Company partners with over 800 independent suppliers, which are mostly China-based. We implement a strict supplier qualification process that includes supplier compliance checks and on-site audits to ensure the supplier meets our food safety and quality control standards. We have formulated detailed specifications for food ingredients and consumables we procure. We believe supply chain management is crucial to the sustainability of our business and we are dedicated to applying digitalization and automation technologies in our supply chain management system. Our in-house and integrated supply chain management system employs over 1,000 staff in food safety, quality assurance, procurement management, logistics, engineering and supply chain system.

In addition, we operate a tailor-made, world-class logistics management system, which is capable of accommodating large scale, wide coverage and advanced information dissemination as well as fast store expansions. The Company utilizes 33 logistics centers to distribute supplies to Company-owned and franchised stores, as well as to third-party customers. The Company owns and operates a substantial portion of these logistics centers. Our current network covers our stores in over 2,200 cities and towns, with capacity to cover more than 3,000 cities and towns. With our long-term growth in mind, we plan to reach 45 to 50 logistics centers in the next 3 to 5 years, aiming to cover more than 5,000 cities and towns to reduce service lead time and transportation costs. In addition, the Company owns seasoning facilities for its Chinese dining business unit, which manufacture and sell seasoning products to Huang Ji Huang and Little Sheep franchisees. The Company’s supply chain strategy of working with multiple suppliers, as well as building a vast logistics network, allows for continuous supply of products in the event that supply from an individual supplier or logistics center becomes unfeasible.

To improve the efficiency and effectiveness of our procurement process, the Company has adopted a central procurement model, whereby the Company centrally purchases the vast majority of food and paper products from approved suppliers for most of the restaurants regardless of ownership. The Company believes this central procurement model allows the Company to maintain quality control and achieves better prices and terms through volume purchases. In 2024, we launched Project Red Eye to improve supply chain efficiency. Guided by the principles of “spending better and buying better,” we optimized our procurement and product innovation strategies to provide attractive value offerings and enhance our margin.

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

2024 Form 10-K

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

Innovation and Digitalization

Our vision is to become the world’s most innovative pioneer in the restaurant industry. We are dedicated to adopting innovations in our business model and restaurant operations to comprehensively reach our guests and provide superior products and services in a technology-driven and happy way, as vividly demonstrated by our slogan “Good food, good fun, and good value.”

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

Dining Experience

Menu Innovations

Offering appealing, tasty and convenient food at great prices is our value proposition. We have a dedicated food innovation team primarily focusing on the development and innovation of new recipes and improvement of existing products. In 2024, we launched around 600 new or upgraded menu items across all of our restaurant brands. Leveraging our local know-how and the wealth of consumer taste preference data accumulated, we have become a pioneer in food innovation, pushing the boundaries of QSR and CDR dining in China.

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

Ordering

KFC rolled out mobile pre-ordering service on a nationwide basis in December 2016, which allows guests to order online and pick up in store. Pizza Hut launched table-side mobile ordering in 2018, which enables guests to order by scanning a QR code with their mobile phone. Now mobile ordering is a standard feature of our Super Apps including the KFC Super App and the Pizza Hut Super App. Guests can also order through our proprietary mini programs embedded in WeChat. In addition, in certain commercial districts, in-store kiosks provide guests with convenient and fast digital ordering options. We continuously enhance our Super Apps to address the needs of customers and improve their digital experience. For example, we introduced member-exclusive perks, App-exclusive new product pre-sales and lucky draws to attract our customers. In 2024, digital ordering accounted for approximately 90% of total Company sales.

Payment

As early as June 2015, we started to partner with Alipay on digital payment functionalities, making us among the first batch of restaurant chains in China to make mobile payment available to guests. We commenced mobile payment cooperation with WeChat Pay in 2016. Digital payments grew from 33% of Company sales in 2016 to 99% in 2024. This growth reflects broad consumer preference for this feature and reflects our ability to harness the power of technology in our business model. Adoption of digital and mobile payment technologies not only provides a better customer experience by, among other things, reducing guest waiting time and saving guests from having to reach for their wallets or even cellphones, but also reduces staffing needed for cash management and reduces potential risks associated with cash management.

Guest loyalty and interaction

Super Apps integrate multiple functions including messaging, e-commerce and payments in a single application by embedding mini programs or providing in-App links to other applications. In early 2016, the KFC Super App was implemented nationwide. Super Apps play a very important role in our overall digital ecosystem. They enable a digital guest experience by offering convenience, efficiency and interesting functionality before, during and after dining.

2024 Form 10-K

Member engagement is fostered through our Super Apps and WeChat mini programs, which serve as the primary platforms for enrollment into our membership programs. Additionally, we continue to monetize our membership base by introducing privilege membership subscription programs that increase frequency and spending at our brands. These monetization opportunities rely heavily on our ability to interact with our users through our Super Apps, WeChat mini programs and third-party e-commerce platforms. As of December 31, 2024, KFC and Pizza Hut loyalty programs exceeded 525 million members combined. Member sales accounted for approximately 65% of KFC and Pizza Hut’s system sales in 2024. We believe that creative and engaging interactions with our guests can help us enhance the guest experience and guest loyalty, which will ultimately lead to increased sales.

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

We have established a team managing delivery services for our restaurants. Previously, we primarily used dedicated riders managed by third-party delivery companies contracted with us. In 2024, we also used platform riders to deliver orders. In 2019, Company sales through delivery accounted for approximately 21% of total Company sales, which further increased to approximately 30% in 2020, 32% in 2021 and 39% in 2022, partially driven by the increased delivery orders as a result of the COVID-19 pandemic, and slightly decreased to 36% in 2023 as dine-in significantly rebounded in 2023 compared to the pandemic-impacted prior year. In 2024, delivery contributed approximately 39% of KFC and Pizza Hut’s Company sales.

Restaurant Format Innovation

To supplement our growth, we are focusing on developing flexible restaurant formats and upgrading existing restaurants. We have developed multiple restaurant formats to meet different guest needs. Our breakthrough business models, such as KCOFFEE Cafes and Pizza Hut WOW, have enabled us to broaden our addressable market and capture new customer demand. The Pizza Hut WOW model features simpler operations, good food variety, and excellent value for money. KFC’s add-on modules such as drive-through and TO-GO windows allow us to easily tailor-make each store. We continue to lower the capital expenditures per store to tap into more locations. Combining flexible store models and lower upfront investment opens up more site potential across city tiers. In addition, we continuously look for ways to improve the guest experience. We continue to refresh the look of our restaurants and remodel with the latest technology, equipment and infrastructure. Over 70% for both KFC and Pizza Hut restaurant units as of December 31, 2024 were remodeled or built in the past five years.

Operational Efficiency

We have made significant investments to establish an efficient technological infrastructure, which serves as the foundation of our intelligent restaurant network management and facilitates efficient and innovative restaurant operation for all restaurants across our brands. We have adopted AI-enabled technology to analyze and forecast transaction volume so that we can improve labor scheduling and inventory management. For example, the “Super Brain,” an end-to-end AI-enabled system, integrates data from store operations and aids the decision making of restaurant general managers. Moreover, managers and staff are also equipped with self-designed “smart watches,” and in some pilot stores, “smart glasses,” to closely monitor the real-time ordering and serving procedures of the restaurants and make timely staffing adjustments, which substantially improves management efficiency and guest satisfaction. We believe our digitalization along with automation, the Internet of Things and AI work together to enhance food safety and improve overall store efficiency.

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

2024 Form 10-K

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

2024 Form 10-K

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

For the year ended December 31, 2024, the Company’s China subsidiaries distributed approximately $1,028 million in dividends to the Company’s Hong Kong-incorporated holding companies. Dividends paid by China subsidiaries to their direct offshore parent companies are subject to Chinese withholding income tax at the rate of 10%, but Hong Kong has a tax arrangement with mainland China that provides for a 5% withholding tax on dividends upon meeting certain conditions and requirements. Once distributed outside of mainland China, the funds are freely transferrable. For the year ended December 31, 2024, the Company’s Hong Kong subsidiaries distributed approximately $1,670 million dividends to the Company’s Delaware holding company.

In 2024, Yum China paid cash dividends to stockholders totaling $248 million and repurchased $1,242 million of its common stock. The source of funds for these dividends and repurchases was cash on hand held outside of mainland China. These dividends to stockholders generally had no tax consequence to the Company, but may be taxable (including by way of withholding) to its stockholders. In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law in the U.S. The IRA contains certain tax measures, including an excise tax of 1% on net share repurchases that occur after December 31, 2022. For more information on our dividends and share repurchases, see the Consolidated Statements of Cash Flows and Note 14 to the Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

In addition, Yum China makes investments in its China subsidiaries through capital contributions to further support their operational and growth needs. In 2024, one of Yum China’s subsidiaries, which was incorporated in Hong Kong, made capital contributions to its subsidiaries in China totaling approximately $12 million. Cash may also be transferred among the Company’s China subsidiaries and their offshore holding companies by means of intercompany loans. No such intercompany loans were made in 2024.

For more information regarding the Company’s cash flows, see our Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022 and the related notes to our Consolidated Financial Statements.

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

2024 Form 10-K

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
•
We are subject to Chinese regulations on loans to and direct investment in Chinese entities by offshore holding companies. For example, loans by us to our wholly-owned Chinese subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterparts of the State Administration of Foreign Exchange (“SAFE”). If we decide to finance our wholly-owned Chinese subsidiaries by means of capital contributions, in practice, we might be still required to report to China’s Ministry of Commerce (“MOFCOM”) or obtain approval from other authorities. See “Risk Factors—Risks Related to Doing Business in China—Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental administration of currency conversion may restrict or prevent us from making loans or additional capital contributions to our Chinese subsidiaries, which may materially and adversely affect our liquidity and our ability to fund and expand our business” for more information;
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

2024 Form 10-K

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

2024 Form 10-K

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

Value-Added Tax and Local Surcharges. Effective on May 1, 2016, a 6% value-added tax (“VAT”) on output replaced the 5% business tax (“BT”) that has historically been applied to certain restaurant sales under the China Provisional Regulations on Business Tax. Pursuant to Circular Caishui [2016] No. 36 jointly issued by the Ministry of Finance of the PRC and the STA, beginning May 1, 2016, any entity engaged in the provision of catering services in China is generally required to pay VAT at the rate of 6% on revenues generated from the provision of such services, less any creditable VAT already paid or borne by such entity upon purchase of materials and services. Our new retail business is generally subject to VAT rates at 9% or 13%. The latest VAT rates imposed on our purchase of materials and services included 13%, 9% and 6%, which were gradually changed from 17%, 13%, 11% and 6% since 2017. These rate changes impact our input VAT on all materials and certain services, primarily construction, transportation and leasing. However, the impact on our operating results is not expected to be significant. Local surcharges generally ranging from 7% to 13%, varying with the location of the relevant China subsidiary, are imposed on the amount of VAT payable. On December 25, 2024, the prevailing VAT regulations were enacted into the Value-Added Tax Law of the People’s Republic of China (the “VAT Law”), which will come into effect on January 1, 2026. In terms of tax rates, the VAT Law maintains the existing rates of 13%, 9% and 6%.

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

2024 Form 10-K

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

2024 Form 10-K

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

Pillar Two Income Tax. The Organization for Economic Cooperation and Development (the “OECD”), the European Union and other jurisdictions (including jurisdictions in which we have operations or presence) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD’s Pillar Two initiative introduces a 15% global minimum tax applied on a jurisdiction-by-jurisdiction basis and for which many jurisdictions have now committed to an effective enactment date starting January 1, 2024.

See “Item 1A. Risk Factors” for a discussion of risks relating to federal, state, local and international regulation relating to taxation of our business.

Holding Foreign Companies Accountable Act

On December 2, 2021, the SEC adopted rules (the “Final Rules”) to implement the Holding Foreign Companies Accountable Act (the “HFCAA”), which became law on December 18, 2020. The HFCAA requires the SEC to prohibit the securities of any “covered issuer” from being traded on any of the U.S. securities exchanges, including the New York Stock Exchange, or traded “over-the-counter,” if the auditor of the covered issuer’s financial statements is not subject to Public Company Accounting Oversight Board (“PCAOB”) inspection for three consecutive years, beginning in 2021. This requirement was updated from three years to two years by the Consolidated Appropriations Act, 2023, which became law on December 29, 2022.

On December 16, 2021, the PCAOB issued a report on its determination that it was unable to inspect or investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong because of positions taken by Chinese authorities in those jurisdictions. Our independent registered public accounting firm was subject to the determinations announced by the PCAOB on December 16, 2021. Pursuant thereto, on March 30, 2022, the SEC added Yum China to the conclusive list of “Commission-Identified Issuers,” subject to the trading prohibition and supplemental disclosure requirements under the HFCAA. Subsequently, in August 2022, the PCAOB announced that it signed a Statement of Protocol with the CSRC and the Ministry of Finance, which it described as the first step toward opening access for the PCAOB to inspect and investigate completely registered public accounting firms in mainland China and Hong Kong. On December 15, 2022, the PCAOB vacated its 2021 determination that the positions taken by authorities in mainland China and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions, including our independent registered accounting firm.

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

2024 Form 10-K

Intellectual Property

Our use of certain material trademarks and service marks is governed by a master license agreement between Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company, and Yum! Brands Inc. (“YUM”), through YRI China Franchising LLC, a subsidiary of YUM, effective from January 1, 2020 and previously through Yum! Restaurants Asia Pte. Ltd., another subsidiary of YUM, from October 31, 2016 to December 31, 2019. Pursuant to the master license agreement, we are the exclusive licensee of the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the PRC, excluding Hong Kong, Macau and Taiwan. The term of the license is 50 years from October 31, 2016 for the KFC and Pizza Hut brands and, subject to achieving certain agreed-upon milestones, 50 years from April 15, 2022 for the Taco Bell brand, with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to us being in “good standing” and unless we give notice of our intent not to renew. In exchange, we pay a license fee to YUM equal to 3% of net system sales of the licensed brands. We have also agreed generally not to compete with YUM. In addition, we were granted a right of first refusal to develop and franchise in the PRC certain restaurant concepts that YUM may develop or acquire. On April 15, 2022, the Company and YUM, through their respective subsidiaries, entered into an amendment to the master license agreement to amend the development milestones for the Taco Bell brand, including a measurement condition of at least 225 stores by the end of 2025, subject to the terms of the agreement.

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

Competition

Data from the National Bureau of Statistics of China indicates that sales in the restaurant industry in China totaled approximately RMB 5,572 billion in 2024, representing an increase of 5% compared with prior year. Industry conditions vary by region, with local Chinese restaurants and western chains present, but we possess the largest market share (as measured by system sales). While branded QSR units per million population in China are well below that of the United States, the market remains highly competitive. We compete with respect to food taste, quality, value, service, convenience, restaurant location and concept, including delivery and shared kitchens. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and disposable income. We compete not only for consumers but also for management and hourly personnel and suitable restaurant sites. KFC’s competitors in China are primarily western QSR brands such as McDonald’s, Dicos and Burger King, and to a lesser extent, domestic QSR brands in China. Pizza Hut primarily competes with western CDR brands, including Domino’s and Papa John’s, as well as other domestic CDR brands in China.

Seasonality

Due to the nature of our operations, we typically generate higher sales during Chinese festivities, holiday seasons as well as summer months, but relatively lower sales and lower operating profit during the second and fourth quarters.

Human Capital Management

As of December 31, 2024, the Company had more than 350,000 employees, including approximately 140,000 full-time employees and approximately 211,000 part-time restaurant crew members. The Company has continued to improve its operational efficiency by simplifying and centralizing certain operational and kitchen tasks, and leveraging technology to automate key processes. Through continuous innovation, we are fostering a more supportive and efficient environment for our employees, providing them with opportunities to thrive. The Company is also dedicated to offering fair and competitive compensation and benefits, along with tailored programs to support employees at all levels. In addition to our employees, we engage outsourced delivery riders and restaurant workers. While they are not included in our headcount, they are an integral part of our operations and receive training and caring, enabling us to adapt to diverse business and customer needs.

2024 Form 10-K

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

Diversity, Inclusion and Equal Opportunities for All Employees

The Company is committed to fostering a working environment that is professional, inclusive and non-discriminatory for employees. In our workplaces, differences are understood, appreciated and encouraged. Each employee, without regard to race, religion, color, age, gender or gender identity, disability, military or veteran status, sexual orientation, citizenship or national origin, is provided with fair opportunity on the Company’s platform.

The Company is committed to equality by providing fair recruitment, training and promotion opportunities for all employees. By the end of 2024, our female employees represented more than 50% of the total workforce. The Company continues to make progress in nurturing talented leaders across all management levels. By the end of 2023, women holding director and above positions represented 53% of our senior management workforce.

Barrier-free and Inclusive Workplace for People with Disabilities

The Company strives to create a barrier-free and inclusive workplace for people with disabilities. The Company piloted the first “Angel Restaurant” in 2012, using modified equipment and operational processes, and provides training to assist “angel employees” – those with special needs – to perform a full range of jobs. By the end of 2024, we had opened 66 Angel Restaurants in 60 cities, providing jobs for over 300 people with special needs.

Training and Development

The Company values the growth of employees and continuously nurtures top talent through a systematic training system. Every employee is required to formulate a specific development goal to improve their competencies in addition to completing the key objectives of the role. We prepare employees not just for fulfilling current job requirements, but also for more challenging expanded job responsibilities in the future. In 2024, the number of total training hours totaled around 10 million.

Building Talent Pipeline and Supporting Development

The Company is well-known for its career development path – the “Bench Planning” – which enables most operation leaders to grow from within. Two signature programs – the KFC Business School and the Pizza Hut Management Institute – provide systematic training and development opportunities. A new college graduate can advance to RGMs in less than two years by participating in these programs and acquiring the operational, financial and managerial knowledge required for operating a restaurant. In the long run, the programs lay a solid foundation for their future success.

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

2024 Form 10-K

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

Continuing Education Program

The Company sponsors a continuing education program to help employees obtain higher education degrees. By the end of 2024, around 5,000 employees were granted subsidies and achieved higher education degrees through our continuing education program. In addition, the Company also provides scholarships for eligible employees to achieve postgraduate degrees.

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

The Company has launched equity incentive schemes such as CEO Awards and RGM Restricted Stock Units (RSUs). The scheme is part of Yum China’s long-standing commitment to its RGM No. 1 corporate culture. The Company believes that its RGMs serve as the most important leaders and are key contributors to its long-term success. In 2016, Yum China announced a grant of RSUs valued at $2,000 to each qualified RGM. As of the end of 2024, this program has allowed more than 14,700 RGMs to become stockholders of Yum China. In addition, the Company granted RSUs valued at $3,000 to all eligible RGMs starting in February 2021, covering approximately 5,600 RGMs as of the end of 2024. The turnover rate of RGMs was 9.7 % in 2024.

Meanwhile, the Company has established a comprehensive welfare and care system known as “YUMC Care,” which offers employees benefits tailored to their life stage and individual needs. For example, the Company provides RMB 1 million medical insurance coverage for each RGM, family care scheme for restaurant management teams, and critical illness insurance for service team leaders. For office staff, the Company operates its flexible benefit platform, covering more than 7,000 employees. The platform allows employees to select benefits based on their individual needs, including family medical insurance, medical examination and recreational activities. Both office staff and RGMs are covered by the Company’s housing subsidy scheme.

Health and Safety

Protecting the health and safety of employees is the Company’s top priority. Leveraging the Yum China Occupational Health and Safety (“OH&S”) Management System, we provide necessary education, training, equipment and resources to help ensure that our employees, customers and partners fully understand and comply with relevant regulations, policies and procedures. We have also clearly defined the structure and accountability for the effective management of OH&S in Yum China. The Company regularly inspects and upgrades employees’ protective equipment, carries out workplace safety reviews, and trains all employees on operational procedures and safety precautions.

In addition, Yum China’s Employee Assistance Program (“EAP”) continues to provide professional counseling and educational sessions to promote employees’ physical and mental health. For example, by leveraging the EAP program, the Company was able to offer stress management tips to employees when they underwent quarantine during the pandemic.

Engagement and Wellbeing

The Top Employers Institute has certified the Company as a Top Employer in China for the seventh consecutive year. In 2025, we were recognized as the second-ranked workplace across all sectors in China for the first time and maintained our leading position as the top employer within the restaurant industry, showcasing our unwavering commitment to fostering an outstanding workplace and employee experience.

2024 Form 10-K

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

2024 Form 10-K

Nutrition

We advocate a balanced diet and healthy eating habits through product innovation, variety in offerings, industry communication, public education and other relevant measures. We are committed to reducing the use of salt and sugar as part of our nutrition and health initiatives. We have increased the offering of grains, fruits, vegetables and beans in our menus to promote balanced food choices. We have collaborated with academic organizations to promote dietary health for 17 years. Chinese Nutrition Society - Yum China Dietary Health Foundation has now become one of the most influential specialized research foundations in China in the field of health and nutrition in the restaurant industry. We also cooperate with the China Foundation for Rural Development to encourage public donations to improve child nutrition in rural areas.

Information about our Executive Officers

The executive officers of the Company as of February 27, 2025, and their ages and current positions as of that date, are as follows:

Name	Age	Title
Joey Wat	53	Chief Executive Officer
Adrian Ding	38	Acting Chief Financial Officer and Chief Investment Officer
Warton Wang	50	General Manager, KFC
Jeff Kuai	44	General Manager, Pizza Hut
Duoduo (Howard) Huang	52	Chief Supply Chain Officer
Leila Zhang	56	Chief Technology Officer
Pingping Liu	52	Chief Legal Officer
Jerry Ding	39	Chief People Officer
Xueling Lu	51	Controller and Principal Accounting Officer

Joey Wat has served as our Chief Executive Officer since March 2018 and as a member of our Board of Directors since July 2017. She served as our President and Chief Operating Officer from February 2017 to February 2018 and the Chief Executive Officer, KFC from October 2016 to February 2017, a position she held at Yum! Restaurants China, from August 2015 to October 2016. Ms. Wat joined Yum! Restaurants China in September 2014 as President of KFC China. Before joining Yum! Restaurants China, Ms. Wat served in both management and strategy positions at A.S. Watson Group (“Watson”), an international health, beauty and lifestyle retailer, in the U.K. from 2004 to 2014. Before joining Watson, Ms. Wat began her career in management consulting, including McKinsey & Company in Hong Kong. Ms. Wat obtained a master of management degree from Kellogg School of Management at Northwestern University.

Adrian Ding has served as our Acting Chief Financial Officer since October 2024, and Chief Investment Officer since February 2020. Mr. Ding joined the Company in March 2019 as Vice President of Corporate Finance. He also served as General Manager of the Company’s Lavazza joint venture from March 2022 to December 2024. Prior to joining the Company, Mr. Ding worked for Alibaba Group Holding Limited from 2018 to early 2019, and was responsible for strategic investments in the technology and media sectors. Before that, Mr. Ding gained extensive experience in investment banking, advising clients on a number of capital markets and M&A projects. Mr. Ding worked at UBS AG as a Director in Investment Banking. He also previously worked at Morgan Stanley and Citigroup Global Markets Asia Limited. Mr. Ding currently serves as a director of Fujian Sunner Development Co., Ltd. (Shenzhen Stock Exchange: 002299).

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

2024 Form 10-K

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

Pingping Liu has served as our Chief Legal Officer since January 2024. Ms. Liu joined the Company in May 2016 and served as Senior Legal Director of the Company. Ms. Liu also served as Corporate Secretary from May 2019 to March 2024. Ms. Liu has 20 years of experience in legal and compliance. From July 2005 to July 2013, Ms. Liu worked at Shearman & Sterling LLP (now known as A&O Shearman). From September 2002 to June 2005, Ms. Liu worked at Arnold & Porter LLP. Ms. Liu is admitted to the District of Columbia Bar Association and the New York State Bar Association.

Jerry Ding has served as our Chief People Officer since August 2023. Mr. Ding served as Head of Corporate Strategy from November 2019 to July 2023 and brand leader of Taco Bell from November 2021 to May 2023. Prior to joining Yum China, Mr. Ding worked at McKinsey & Company for over six years, specializing in developing corporate-level strategies.

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

2024 Form 10-K

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

Summary of Risk Factors

We are exposed to a variety of risks, which have been separated into five general groups:

•
Risks related to our business and industry, including (a) food safety and foodborne illness concerns, (b) significant failure to maintain effective quality assurance systems for our restaurants, (c) significant liability claims, food contamination complaints from our customers or reports of incidents of food tampering, (d) health concerns arising from outbreaks of viruses or other illnesses, (e) the fact that the operation of our restaurants is subject to the terms of the master license agreement with YUM, (f) the fact that substantially all of our revenue is derived from our operations in China, (g) the fact that our success is tied to the success of YUM’s brand strength, marketing campaigns and product innovation, (h) shortages or interruptions in the availability and delivery of food products and other supplies, (i) fluctuation of raw materials prices, (j) our inability to attain our target development goals, the potential cannibalization of existing sales by aggressive development and the possibility that new restaurants will not be profitable, (k) risks associated with leasing real estate, (l) inability to obtain desirable restaurant locations on commercially reasonable terms, (m) labor shortages or increases in labor costs, (n) the fact that our success depends substantially on our corporate reputation and on the value and perception of our brands, (o) challenges and risks related to our franchise development, (p) the occurrence of security breaches and cyber-attacks, (q) failure to protect the integrity and security of our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf, (r) failures or interruptions of service or security breaches in our information technology systems, (s) the fact that our business depends on the performance of, and our long-term relationships with, third-party mobile payment processors, internet infrastructure operators, internet service providers, delivery aggregators and third-party e-commerce platforms, (t) failure to provide timely and reliable delivery services by our restaurants, (u) our growth strategy with respect to our coffee business may not be successful, (v) the anticipated benefits of our acquisitions may not be realized in a timely manner or at all, (w) challenges and risks related to our new retail business, (x) use of GenAI technologies, (y) our inability or failure to recognize, respond to and effectively manage the impact of social media, (z) failure to comply with anti-bribery or anti-corruption laws, (aa) U.S. federal income taxes, changes in tax rates, disagreements with tax authorities and imposition of new taxes, (bb) changes in consumer discretionary spending and general economic conditions, (cc) the fact that the restaurant industry in which we operate is highly competitive, (dd) loss of or failure to obtain or renew any or all of the approvals, licenses and permits to operate our business, (ee) our inability to adequately protect the intellectual property we own or have the right to use, (ff) our licensor’s failure to protect its intellectual property, (gg) seasonality and certain major events in China, (hh) our failure to detect, deter and prevent all instances of fraud or other misconduct committed by our employees, customers or other third parties, (ii) the fact that our success depends on the continuing efforts of our key management and experienced and capable personnel as well as our ability to recruit new talent, (jj) our strategic investments or acquisitions may be unsuccessful; (kk) our investment in technology and innovation may not generate the expected level of returns, (ll) fair value changes for our investment in equity securities, lower yields of our short-term investments or lower returns of our future long-term bank deposits and notes may adversely affect our financial condition and results of operations, and (mm) our operating results or net income may be adversely affected by our investment in equity method investees;

2024 Form 10-K

•
Risks related to doing business in China, including (a) changes in Chinese political policies and economic and social policies or conditions, (b) the interpretation and enforcement of Chinese laws, rules and regulations may change from time to time with little advance notice, and the risk that the PRC government may intervene or influence our operations, which could result in a material change in our operations and/or the value of our securities to decline, (c) the audit report included in this Form 10-K is prepared by auditors who are located in China, and in the event the PCAOB is unable to inspect our auditors, our common stock will be subject to potential delisting from the New York Stock Exchange, (d) changes in political, business, economic and trade relations between the United States and China, (e) fluctuation in the value of the Chinese Renminbi, (f) the fact that we face increasing focus and evolving requirements on environmental sustainability issues, (g) limitation on our ability to utilize our cash balances effectively, including making funds held by our China-based subsidiaries unavailable for use outside of mainland China, due to interventions in or the imposition of restrictions and limitations by the PRC government on currency conversion and payments of foreign currency and RMB out of mainland China, (h) changes in the laws and regulations of China or noncompliance with applicable laws and regulations, (i) reliance on dividends and other distributions on equity paid by our principal subsidiaries in China to fund offshore cash requirements, (j) potential unfavorable tax consequences resulting from our classification as a China resident enterprise for Chinese enterprise income tax purposes, (k) uncertainty regarding indirect transfers of equity interests in China resident enterprises and enhanced scrutiny by Chinese tax authorities, (l) difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China against us, (m) the Chinese government may determine that the variable interest entity structure of Daojia does not comply with Chinese laws on foreign investment in restricted industries, (n) inability to use properties due to defects caused by non-registration of lease agreements related to certain properties, (o) risk in relation to unexpected land acquisitions, building closures or demolitions, (p) potential fines and other legal or administrative sanctions for failure to comply with Chinese regulations regarding our employee equity incentive plans and various employee benefit plans, (q) proceedings instituted by the SEC against certain China-based accounting firms, including our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Exchange Act, (r) restrictions on our ability to make loans or additional capital contributions to our Chinese subsidiaries due to Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental administration of currency conversion, (s) difficulties in pursuing growth through acquisitions due to regulations regarding acquisitions, and (t) the PRC government has significant oversight and discretion to exert supervision over offerings of securities conducted outside of China and over foreign investment in China-based issuers, and may limit or completely hinder our ability to offer securities to investors, or cause the value of our securities to significantly decline; these risks are each discussed in detail in the section “Risks Related to Doing Business in China.”
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

2024 Form 10-K

Risks Related to Our Business and Industry

Food safety and foodborne illness concerns may have an adverse effect on our reputation and business.

Foodborne illnesses, such as E. coli, hepatitis A and salmonella, have occurred and may re-occur within our system from time to time. In addition, food safety issues such as food tampering, contamination and adulteration occur or may occur within our system from time to time. Any report or publicity linking us, our restaurants, including restaurants operated by us or our franchisees, our suppliers and our competitors, to instances of foodborne illness or food safety issues could adversely affect our restaurants’ brands and reputations as well as our revenues and profits and possibly lead to product liability claims, litigation and damages. If a customer of our restaurants becomes ill from foodborne illnesses or as a result of food safety issues, restaurants in our system may be temporarily closed, which would decrease our revenues. In addition, instances or allegations of foodborne illness or food safety issues, real or perceived, involving our or YUM’s restaurants, restaurants of competitors, or suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our restaurants, could result in negative publicity that could adversely affect our sales. The occurrence of foodborne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our franchisees.

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

2024 Form 10-K

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

2024 Form 10-K

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

The master license agreement may also be terminated upon the occurrence of certain events. We do not believe there has been any material breach of the master license agreement, and we actively monitor our compliance with the terms of the master license agreement on an on-going basis. Under the master license agreement, we have the right to cure any breach of the agreement, except for the dissolution, liquidation, insolvency or bankruptcy of the Company or upon the occurrence of an unauthorized transfer or change of control or other breach that YUM determines will not or cannot be cured. Upon the occurrence of a non-curable breach, YUM will have the right to terminate the master license agreement (or our rights to a particular brand) on delivery of written notice. Upon the occurrence of a curable breach, YUM will provide a notice of breach that sets forth a cure period that is reasonably tailored to the applicable breach. If we do not cure the breach, YUM will have the right to terminate the master license agreement (or our rights to a particular brand). The master license agreement also contemplates remedies other than termination that YUM may use as appropriate. These remedies include: actions for injunctive and/or declaratory relief (including specific performance) and/or damages; limitations on our future development rights or suspension of restaurant operations pending a cure; modification or elimination of our territorial exclusivity; and YUM’s right to repurchase from us the business operated under an affected brand at fair market value, less YUM’s damages. In addition, under the master license agreement with YUM, as amended, we are required to have at least 225 Taco Bell restaurants by the end of 2025, subject to the terms of the agreement (the “2025 Measurement Condition”). As of December 31, 2024, there were 42 Taco Bell restaurants in China. If we do not meet the 2025 Measurement Condition or we are unable to renegotiate the terms of the 2025 Measurement Condition, YUM will have the right to terminate our right to enter into new Taco Bell sublicenses and territorial protections, and YUM will have a right to establish, operate or sublicense Taco Bell restaurants in China.

If the master license agreement (or our rights to a particular brand) were terminated, or any of our license rights were limited, our business, results of operations and financial condition would be materially adversely affected.

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

2024 Form 10-K

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

The products used in the operation of our restaurants are sourced from a wide variety of suppliers inside and outside of China. We are also dependent upon third parties to make frequent deliveries of food products and other supplies that meet our specifications at competitive prices. Shortages or interruptions in the supply of food products and other supplies to our restaurants could adversely affect the availability, quality and cost of items we use and the operations of our restaurants. Such shortages or disruptions could be caused by inclement weather, natural disasters such as fires, floods, drought and hurricanes, increased demand, labor shortages, problems in production or distribution, restrictions on imports or exports, government levies, political instability in the countries in which suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards, product quality issues, inflation, other factors relating to the suppliers and distributors and the countries in which they are located, food safety warnings or advisories or the prospect of such pronouncements or other conditions beyond our control. Despite our efforts in developing multiple suppliers for the same items where and when possible, a shortage or interruption in the availability of certain food products or supplies could still increase costs and limit the availability of products critical to restaurant operations, which in turn could lead to restaurant closures and/or a decrease in sales. In addition, failure by a principal supplier or distributor for us and/or our franchisees to meet its service requirements could lead to a disruption of service or supply until a new supplier or distributor is engaged, and any disruption could have an adverse effect on our business.

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

2024 Form 10-K

We may not attain our target development goals; aggressive development could cannibalize existing sales; and new restaurants may not be profitable.

Expansion of our store network is a key component of our growth strategy. We are accelerating our store network expansion to reach our 20,000 store milestone by 2026. The successful development of new units depends in large part on our ability and our franchisees’ ability to open new restaurants and to operate these restaurants profitably. We cannot guarantee that we, or our franchisees, will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, there is no assurance that any new restaurant will produce operating results similar to those of our existing restaurants. Other risks which could impact our ability to increase the number of our restaurants include prevailing economic conditions and our or our franchisees’ ability to obtain suitable restaurant locations, negotiate acceptable lease or purchase terms for the locations, obtain required permits and approvals in a timely manner, hire and train qualified restaurant crews and meet construction schedules.

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

As a significant number of our restaurants are operating on leased properties, we are exposed to retail rental market conditions. As of year-end 2024, we leased over 13,800 properties in China for our Company-owned restaurants. For information regarding our leased properties, please refer to Item 2. “Properties.” Accordingly, we are subject to all of the risks generally associated with leasing real estate, including changes in the investment climate for real estate, demographic trends, trade zone shifts, central business district relocations, and supply or demand for the use of the restaurants, as well as potential liability for environmental contamination.

We generally enter into lease agreements with initial terms of 10 to 20 years. Over 5% of our existing lease agreements expire before the end of 2025. Most of our lease agreements contain an early termination clause that permits us to terminate the lease agreement early if the restaurant’s restaurant profit is negative for a specified period of time. We generally do not have renewal options for our leases and need to negotiate the terms of renewal with the lessor, who may insist on a significant modification to the terms and conditions of the lease agreement.

2024 Form 10-K

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

We compete with other retailers and restaurants for suitable locations, and the market for retail premises is very competitive in China. Our competitors may negotiate more favorable lease terms than our lease terms, and some landlords and developers may offer priority or grant exclusivity to some of our competitors for desirable locations for various reasons beyond our control. We cannot provide assurance that we, or our franchisees, will be able to enter into new lease agreements for prime locations on commercially reasonable terms, if at all. If we, or our franchisees, cannot obtain desirable restaurant locations on commercially reasonable terms, our business, results of operations and ability to implement our growth strategy may be materially and adversely affected.

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

2024 Form 10-K

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

Franchise development may expose us to risks that could adversely affect our business, operating results and financial condition.

As of December 31, 2024, approximately 15% of our restaurants were operated by franchisees. We anticipate that the franchise mix of net new stores will gradually increase to 40% to 50% for KFC and 20% to 30% for Pizza Hut over the next few years. The success of our franchise development depends on several factors, including our ability to attract new franchisees or retaining existing franchisees, our capability to manage our franchisees, including ensuring the consistency of the product and service quality across our company-owned and franchised stores, and our supply chain capabilities in places where franchisees operate stores. If our franchise development does not achieve the expected level of profitability, our business and operating results could be adversely affected.

In addition, our franchisees may not be able to manage and operate their stores successfully, or achieve expected business performance, which may result in reduced franchise income and revenues generated from transactions with franchisees. We also cannot guarantee that our franchisees will fully comply with relevant provisions in our agreements with them, including regarding various operational standards. If any of our franchisees engage in any type of misconduct or unlawful activities, or fail to comply with our operational standards, our reputation could be adversely affected, which in turn could adversely affect our operating results and financial conditions.

The occurrence of security breaches and cyber-attacks could negatively impact our business.

Information technology systems, including our mobile or online platforms, mobile payment and ordering systems, loyalty programs and various other online processes and functions, are critical to our business and operations. For example, digital ordering accounted for 90% of total Company sales in 2024. As of year-end 2024, total membership of KFC and Pizza Hut exceeded 525 million and member sales accounted for 65% of KFC and Pizza Hut’s system sales in 2024. As we continue to expand our digital initiatives, the risks relating to security breaches and cyber-attacks against our systems, both internal and those we have outsourced, may increase.

2024 Form 10-K

Because of our brand recognition in China, we are consistently subject to attempts to compromise our security and information systems, including denial of service attacks, viruses, malicious software or ransomware, and exploitations of system flaws or weaknesses. Error or malfeasance or other irregularities may also result in the failure of our or our third-party service providers’ cybersecurity measures and may give rise to a cybersecurity incident. The techniques used to conduct security breaches and cyber-attacks, as well as the sources and targets of these attacks, change frequently and may not be recognized until launched against us or our third-party service providers. The rapid evolution and increased adoption of AI or GenAI technologies may intensify our cybersecurity risks. We or our third-party service providers may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. We have in the past and are likely again in the future to be subject to these types of attacks, although to date no attack has resulted in any material damages or remediation costs. The primary risks that could directly result from the occurrence of security breaches and cyber-attacks include operational interruption, financial losses, personal information leakage and non-compliance. The occurrence of such incidents could negatively impact our business operations and our relationships with customers, franchisees and employees, and damage our reputation. If we or our third-party service providers are unable to avert security breaches and cyber-attacks, we could incur significantly higher costs, including remediation costs to repair damage caused by the breach (including business incentives to make amends with affected customers and franchisees), costs to deploy additional personnel and network protection technologies, train employees and engage third-party experts and consultants, as well as litigation costs resulting from the incident. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

Unauthorized access to, or improper use, disclosure, theft or destruction of, our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf could result in substantial costs, expose us to litigation and damage our reputation.

We have been using, and plan to continue to use, digital technologies to improve the customer experience and drive sales growth. We, directly or indirectly, receive and maintain certain personal information about our customers in various information systems that we maintain and in those maintained by third-party service providers when, for example, receiving orders through mobile or online platforms, accepting digital payments, operating loyalty programs and conducting digital marketing programs. Our information technology systems, such as those we use for administrative functions, including human resources, payroll, accounting and internal and external communications, can contain personal, financial or other information of our over 350,000 employees. We also maintain important proprietary and other confidential information related to our operations and identifiable information about our franchisees. As a result, we face risks inherent in handling and protecting large volumes of information.

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

2024 Form 10-K

In addition, the use and handling of this information is regulated by evolving and increasingly demanding laws and regulations. The Chinese government has focused increasingly on regulation in the areas of information security and protection, including by implementing the PRC Cybersecurity Law effective June 1, 2017, which imposes tightened requirements on data privacy and cybersecurity practices. There are uncertainties with respect to the application of the cybersecurity law in certain circumstances. In addition, the PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals carrying out data activities (including activities outside of the PRC), requires a national security review of data activities that may affect national security, and imposes restrictions on data transmissions. Furthermore, the PRC Personal Information Protection Law, which took effect on November 1, 2021, sets out the regulatory framework for handling and protection of personal information and transmission of personal information, and many specific requirements of the law remain to be clarified by the CAC and other regulatory authorities. The Revised Cybersecurity Review Measures, which took effect on February 15, 2022, require critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, to conduct a cybersecurity review pursuant to the provisions therein. The Measures for Security Assessment for Outbound Data Transfer, which took effect on September 1, 2022, mandate mandatory government security review by the CAC in advance of certain cross-border data transfer activities. On September 24, 2024, the State Council issued the Regulations on the Administration of Network Data Security, which took effect on January 1, 2025, prescribing that the network data processors processing personal information of over 10 million individuals shall fulfill certain requirements for processing important data and require network data processors to take certain precautionary measures.

We have established a professional team to formulate and implement internal data security policies to comply with the regulations and policies issued by the CAC and other competent authorities, monitor our compliance practices and assess any non-compliance issues. We believe that we are compliant in all material respects with the applicable regulations and policies that have been issued by the CAC to date. As of the date of this Form 10-K, (i) we have not received any formal notice from any PRC cybersecurity regulator identifying us as a “critical information infrastructure operator” or requiring us to go through the cybersecurity review procedures pursuant to the Revised Cybersecurity Review Measures; and (ii) we are not aware of any investigations against us initiated by the CAC based on the Revised Cybersecurity Review Measures. The exact scope of “critical information infrastructure operators” under the current regulatory regime remains unclear, and the PRC government authorities may have wide discretion in the interpretation and enforcement of the applicable laws. Therefore, it is uncertain whether, in the future, we would be deemed to be a critical information infrastructure operator under Chinese laws. If we are deemed to be a critical information infrastructure operator under the PRC cybersecurity laws and regulations, we may be subject to obligations in addition to what we have fulfilled under the PRC cybersecurity laws and regulations.

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

2024 Form 10-K

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

Digital payments, including mobile payments, accounted for approximately 99% of Yum China Company sales in 2024. The ability to accept mobile payments is critical to our business. We accept payments through third-party mobile payment processors, such as WeChat Pay, Alipay and Union Pay. If we fail to extend or renew the agreements with these mobile payment processors on acceptable terms, if these mobile payment processors are unwilling or unable to provide us with payment processing service or impose onerous requirements on us in order to access their services, or if they increase the fees they charge us for these services, our business and results of operations could be harmed.

2024 Form 10-K

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

As of year-end 2024, over 85% of KFC restaurants and over 90% of Pizza Hut restaurants offer delivery services. Delivery contributed to approximately 39% of KFC and Pizza Hut Company sales for 2024. Customers may order delivery service through KFC and Pizza Hut’s Apps and WeChat mini programs. We have also partnered with third-party delivery aggregators, allowing our products to be listed on and ordered through their online platforms.

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

Our growth strategy with respect to our coffee business may not be successful.

We are committed to making coffee a meaningful part of our business. We are building a coffee portfolio to capture the underserved coffee market in China across different customer segments. In addition to offering coffee products at our KFC stores, we developed and expanded KCOFFEE Cafes from approximately 50 cafes in 2023 to about 700 cafes in 2024. We also partnered with Lavazza Group to explore and develop the Lavazza coffee concept in China to offer a premium and authentic Italian coffee experience since 2020. As of December 31, 2024, there were 112 Lavazza stores in China. We are targeting to open 1,000 Lavazza stores in the next few years, which may require significant capital and management attention.

2024 Form 10-K

Operating a coffee business in China is intensely competitive, including with respect to product quality, innovation, service, convenience and price, and we face significant and increasing competition from both new and well-established coffee brands. The success of our coffee business depends in large part on our ability to compete effectively, secure optimal locations, introduce new coffee products that are well-received by customers and assure reliable coffee supply at competitive prices.

We developed COFFii & JOY as our standalone specialty coffee concept starting in 2018 and subsequently decided to wind down its operations and closed all stores in 2022. We may not be able to successfully execute our growth strategy with respect to our coffee business, achieve our growth targets or generate expected returns in the near term or at all. In such cases, our business, results of operations and financial condition may be adversely affected.

The anticipated benefits of our acquisitions may not be realized in a timely manner or at all.

In May 2017, we acquired a controlling interest in Daojia with the expectation that the acquisition will further enhance our digital and delivery capabilities, and accelerate growth by building know-how and expertise in the expanding delivery market. In 2018 and 2019, due to declining sales as a result of intensified competition among delivery aggregators, we recorded impairment charges of $23 million and wrote down the Daojia reporting unit goodwill and intangible assets to zero. In April 2020, we completed the acquisition of a 93.3% interest in Huang Ji Huang, a leading Chinese-style casual dining franchise business, for cash consideration of $185 million. With this acquisition, we aim to gain a stronger foothold and enhanced know-how in the Chinese dining space and create synergies. Achieving those anticipated benefits is subject to a number of uncertainties. The operation of the acquired businesses could also involve further unanticipated costs and divert management’s attention away from day-to-day business concerns. We cannot assure you that we will be able to achieve the anticipated benefits of any business acquisitions. Additional information about the Company’s goodwill and intangible assets acquired from our acquisitions is included in Note 8 to the Consolidated Financial Statements in Part II, Item 8. We evaluate indefinite-lived intangible assets and goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist. In the event these assets are impaired, our financial results could be adversely impacted.

Our new retail business may expose us to challenges and risks and may adversely affect our business, results of operations and financial condition.

In order to drive growth from off-premise occasions, we launched packaged foods to capture at-home consumption demand. Our new retail business exposes us to challenges and risks associated with, for example, anticipating customer demand and preferences, managing inventory and handling more complex supply, quality control, product return and delivery service issues. We are relatively new to this business and our lack of experience may make it more difficult for us to keep pace with evolving customer demands and preferences. We may misjudge customer demand, resulting in inventory buildup and possible inventory write-downs and write-offs. We may also experience higher return rates on these products, receive more customer complaints about them and face costly product liability claims as a result of selling them, which would harm our brands and reputation as well as our financial performance. Furthermore, we rely on third parties to provide logistics and delivery services for our new retail products. Any major disruptions or delays or quality issues in our third-party logistics operations may adversely affect our business and reputation. If we do not successfully address challenges and risks specific to the new retail business and compete effectively, our business, results of operations and financial condition may be adversely affected.

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

2024 Form 10-K

Our inability or failure to recognize, respond to and effectively manage the impact of social media could materially adversely impact our business and results of operations.

As a customer-facing industry, the Company is heavily reliant on its brand, the perception of which may be significantly impacted by social media. In recent years, there has been a marked increase in the use of social media platforms and other forms of internet-based communications, which allow individual access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants’ post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The online dissemination of negative comments about our brands and business, including inaccurate or malicious information, could generate negative publicity which could harm our business, reputation, prospects, results of operations and financial condition. It may be difficult to address such negative publicity, including as a result of fictitious media content, including content produced by GenAI, across media channels. The damage may be immediate and intense, without affording us an opportunity for redress or correction, and we may not be able to recover from any negative publicity in a timely manner or at all. If we fail to recognize, respond to and effectively manage the accelerated impact of social media, our reputation, business and results of operation could be materially and adversely affected.

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

2024 Form 10-K

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

In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. For example, in 2017, the U.S. Tax Act implemented broad reforms to the U.S. corporate income tax system and significantly altered how U.S. multinational corporations are taxed on foreign earnings. On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law in the U.S. The IRA contains certain tax measures, including a corporate alternative minimum tax on certain large corporations and an excise tax on net share repurchases. In addition, the OECD’s Pillar Two initiative introduces a 15% global minimum tax applied on a jurisdiction-by-jurisdiction basis and for which many jurisdictions (including jurisdictions in which we have operations or presence) have now committed to an effective enactment date starting January 1, 2024. The details of the computation of these taxes will be subject to regulations to be issued by the tax authorities in respective country. Any increases in tax rates or changes in tax laws or the interpretations thereof could have a material adverse impact on our results of operations and financial condition.

Moreover, the tax regime in China is rapidly evolving and there can be significant uncertainty for taxpayers in China as Chinese tax laws may change significantly or be subject to uncertain interpretations. Effective May 1, 2016, VAT reform has been rolled out to cover all business sectors nationwide to completely replace the BT that has historically been applied to certain industries. The interpretation and application of the new VAT regime are not settled at some local governmental levels. On December 25, 2024, China enacted the prevailing VAT regulations into the VAT Law, which will come into effect on January 1, 2026. In terms of tax rates, the VAT Law maintains the existing rates of 13%, 9% and 6%. However, since the VAT Law is relatively new and the detailed implementation rules are yet to be released, uncertainty still remains with respect to its interpretation, implementation and enforcement. Changes in legislation, regulation or interpretation of existing laws and regulations in the U.S., China, and other jurisdictions where we are subject to taxation could increase our taxes and have an adverse effect on our results of operations and financial condition.

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

2024 Form 10-K

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

In addition, changes in diet, whether due to increased awareness about nutrition and healthy lifestyles, use of weight loss drugs or other factors, may influence demands for our products and offerings, and further affect our business and results of operations. If we are unable to respond to such changes in consumer taste and preferences in a timely manner or at all, or if our competitors are able to address these concerns more effectively, our business, financial condition and results of operations may be materially and adversely affected.

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

2024 Form 10-K

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

2024 Form 10-K

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

To complement our business and strengthen our market-leading position, we may form strategic alliances or make strategic investments and acquisitions from time to time. Some of the risks and uncertainties that could cause actual results to differ materially include, but are not limited to, the fact that the integration of the target company may require significant time, attention and resources, potentially diverting management’s attention from the conduct of our business, and the expected synergies from the acquisition may not be realized. We may experience difficulties in integrating our operations with new investments or acquired businesses, implementing our strategies or achieving expected levels of revenues, profitability, productivity or other benefits. Therefore, we cannot assure you that our investments or acquisitions will benefit our business strategy, generate sufficient revenues to offset the associated investment or acquisition costs, or otherwise result in the intended benefits.

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

We may invest in equity securities from time to time. In September 2018, we invested in the equity securities of Meituan Dianping, the fair value of which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our consolidated statements of income. We recorded a pre-tax gain of $38 million, a pre-tax loss of $50 million and $27 million for the years ended 2024, 2023 and 2022, respectively. We also invest in short-term investments, such as time deposits, and long-term bank deposits and notes. Our short-term investments and long-term bank deposits and notes as of December 31, 2024 amounted to $1,121 million and $1,088 million, respectively. We cannot guarantee that our investment in equity securities will not experience fair value losses, which may adversely affect our period-to-period earnings, financial condition and results of operations. In addition, our short-term investments may earn yields lower than anticipated, and our future long-term bank deposits and notes return may decline due to lower interest rates. Failures to realize the benefits we expected from these investments may adversely affect our financial results.

2024 Form 10-K

Our operating results or net income may be adversely affected by our investment in equity method investees.

We apply the equity method to account for the investments in equity method investees over which we have significant influence but do not control. Our share of the earnings or losses and share of changes in other comprehensive income or losses of these equity method investees are included in net income in our consolidated statements of income and other comprehensive income or losses, respectively. Even if there is no cash flow from equity method investees until dividends are received, the performance of equity method investees may affect our results of operations or net income through our equity method accounting. In addition, we evaluate our investments in equity method investees for impairment whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary. We consider various factors including, among other things, the magnitude and duration of the decline in market value, the financial condition and near-term prospects of the equity method investees and our intent and ability to retain the investments. In the event these investments are impaired, our financial results could be adversely impacted. In addition, when we acquire additional equity interest in equity method investees to obtain control, it may result in gain or loss from re-measurement of our previously held equity interest and thus have a significant impact on our operating results or net income.

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

While the Chinese economy has experienced significant growth in recent decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy but may also have a negative effect on us. Our results of operations and financial condition could be materially and adversely affected by government administration on capital investments or changes in tax regulations that are applicable to us. In recent years, Chinese economic growth has slowed and any prolonged slowdown in the Chinese economy may reduce the demand for our products and adversely affect our business, results of operations and financial condition. Restaurant dining, and specifically casual dining, is discretionary for customers and tends to be higher during periods in which favorable economic conditions prevail. Customers’ tendency to become more cost-conscious as a result of an economic slowdown or decreases in disposable income may reduce our customer traffic or average revenue per customer, which may adversely affect our revenues.

2024 Form 10-K

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

2024 Form 10-K

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

The United States and China have imposed new or higher tariffs on goods imported from each other, including tariff increases announced by both countries in early 2025. If the United States or China continues imposing such tariffs, or if additional tariffs or trade restrictions are implemented by the United States or by China, the resulting trade barriers could have a significant adverse impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, sanctions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact costs, our suppliers and the world economy in general, which in turn could have a material adverse effect on our business, results of operations and financial condition.

During President Trump’s first term in office, he signed executive orders banning transactions by any person, or with respect to any property, subject to the jurisdiction of the United States with respect to WeChat, and with persons that develop or control the following Chinese-connected software applications: Alipay, CamScanner, QQ Wallet, SHAREit, Tencent QQ, VMate, WeChat Pay, and WPS Office, some of which are critical to the operation of our business. These executive orders were revoked on June 9, 2021 by former President Biden, who then signed an executive order directing the Department of Commerce to launch a national security review of apps with links to foreign adversaries (which is defined to include China) and issue recommendations for regulatory and legislative action to address the associated risks. Digital ordering, including delivery, mobile orders and kiosk orders, accounted for approximately 90% of total Company sales in 2024, and digital payments, including mobile payments, accounted for approximately 99% of Yum China Company sales in 2024. As a result, the implementation of this executive order could adversely affect our business in a material way.

Additionally, China has enacted laws and regulations to respond to foreign sanctions and exterritorial measures, including the Anti-Foreign Sanctions Law dated June 10, 2021. For details, please refer to “—Changes in the laws and regulations of China or noncompliance with applicable laws and regulations may have a significant impact on our business, results of operations and financial condition, and may cause the value our securities to decline.” At this time, we do not know the extent to which our operations will be impacted by these laws and regulations.

We cannot foresee whether and how developments in similar policy actions or any other policy actions taken by the U.S. or Chinese government will impact our business and financial performance. In addition, changes in political, business, economic and trade relations between the U.S. and China, including the potential for heightened tensions under the current U.S. administration, may trigger negative customer sentiment towards western brands in China, potentially resulting in a negative impact on our business, results of operations and financial condition. For example, our results of operations in the third quarter of 2016 were adversely impacted by an international court ruling in July 2016 regarding claims to sovereignty over the South China Sea, which triggered a series of regional protests and boycotts in China, intensified by social media, against a few international companies with well-known western brands.

Furthermore, the risks and uncertainties associated with U.S.-China political, business, economic and trade relations may negatively impact investor sentiment towards China-based companies listed in the U.S., which could in turn adversely affect the demand, price and trading volume of our shares.

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

2024 Form 10-K

China’s political and economic conditions and by China’s foreign exchange policies, among other things. It is difficult to predict how market forces or Chinese or U.S. government policy may impact the exchange rate between RMB and the U.S. dollar in the future.

Substantially all of our revenues and costs are denominated in RMB. As a Delaware holding company, we may rely on dividends and other fees paid to us by our subsidiaries in China. Any significant revaluation of RMB may materially affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB-denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. Conversely, a significant depreciation of RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our common stock. If we decide to convert RMB into U.S. dollars for the purpose of making payments for dividends and share repurchases of our common stock, strategic acquisitions or investments or other business purposes, the appreciation of the U.S. dollar against RMB would have a negative effect on U.S. dollar amounts available to us.

Hedging options available in China may not fully reduce our exposure to exchange rate fluctuations. In addition, our currency exchange loss may be magnified by Chinese exchange administration regulations that restrict our ability to convert RMB into foreign currency. As a result, fluctuations in exchange rates and regulations on exchange may have a material adverse effect on your investment.

The increasing focus and evolving requirements on environmental sustainability issues may create operational challenges for us, increase our costs and harm our reputation.

There has been increasing public focus by governmental and non-governmental organizations and other stakeholders on environmental sustainability matters, including climate change and a circular economy. We are and may become subject to changing rules, regulations, standards and expectations with respect to environmental sustainability matters, related disclosures and operational regulations, which have resulted in, and are likely to continue to result in, an increase in expenses, time and attention associated with satisfying these rules, regulations and expectations. We also face challenges in making commitments and risks in setting appropriate targets to meet stakeholder expectations. We have publicly communicated certain sustainability commitments and goals. For example, in 2021, we committed to a near-term GHG reduction goal by 2035 in line with SBTi criteria to limit global temperature rise to 1.5oC above pre-industrial levels. Taking actions to meet these commitments and goals could expose us to additional operational challenges and execution costs. Furthermore, the achievement of these commitments and goals are subject to uncertainties, many of which are outside of our control and may prove to be more difficult and costly than we anticipate. If we are unable to achieve our commitments, our reputation, business or financial condition may be adversely affected.

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

2024 Form 10-K

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

Additionally, on January 9, 2021, MOFCOM issued the Rules on Blocking Improper Extraterritorial Application of Foreign Legislation and Other Measures (the “Blocking Rules”), which established a blocking regime in China to counter the impact of foreign sanctions on Chinese persons. Furthermore, on June 10, 2021, the Standing Committee of the National People’s Congress of China promulgated the Anti-Foreign Sanctions Law, prohibiting any organization or individual from implementing or providing assistance in implementation of discriminatory restrictive measures taken by any foreign state against the citizens or organizations of China. The effects of these laws and regulations remain unclear. At this time, we do not know the extent to which the Anti-Foreign Sanctions Law and the Blocking Rules will impact our operations.

2024 Form 10-K

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

2024 Form 10-K

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

2024 Form 10-K

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

2024 Form 10-K

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

In addition, the interpretation and application of current Chinese laws, rules and regulations related to VIE structure may change from time to time. It is also uncertain whether any new Chinese laws, rules or regulations relating to VIE structure will be adopted, or if adopted, what their implications would be on Daojia. If the VIE structure is found to be in violation of any existing or future Chinese laws, rules or regulations, the relevant PRC regulatory bodies would have discretion within their scope of authority to take action in dealing with these violations, including revoking the business and operating licenses of Daojia’s consolidated affiliated entities, requiring Daojia to restructure its operations or taking other regulatory or enforcement actions against Daojia. The contractual arrangements may also be (i) disregarded by the PRC tax authorities and result in increased tax liabilities; or (ii) found by Chinese government authorities, courts or arbitral tribunals to be unenforceable. Any of the foregoing could result in an adverse effect on Daojia.

Certain defects caused by non-registration of our lease agreements related to certain properties occupied by us in China may materially and adversely affect our ability to use such properties.

As of December 31, 2024, we leased over 13,800 properties in China, and to our knowledge, the lessors of most properties leased by us, most of which are used as premises for our restaurants, had not registered the lease agreements with government authorities in China.

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

2024 Form 10-K

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

2024 Form 10-K

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

Most of these uses are subject to Chinese regulations and approvals. For example, loans by us to our wholly-owned Chinese subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterparts of SAFE. If we decide to finance our wholly-owned Chinese subsidiaries by means of capital contributions, in practice, we might be still required to report to the MOFCOM or obtain approval from other authorities.

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

In light of the various requirements imposed by Chinese regulations on loans to and direct investment in Chinese entities by offshore holding companies as discussed above, we cannot assure you that we will be able to complete the necessary government registrations or reports or obtain the necessary government approvals on a timely basis, or at all, with respect to future loans by us to our Chinese subsidiaries or with respect to future capital contributions by us to our Chinese subsidiaries. If we fail to complete such registrations or reports or obtain such approvals, our ability to capitalize or otherwise fund our Chinese operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

2024 Form 10-K

Regulations regarding acquisitions may impose significant regulatory approval and review requirements, which could make it more difficult for us to pursue growth through acquisitions.

Under the PRC Anti-monopoly Law, companies undertaking certain investments and acquisitions relating to businesses in China must notify the anti-monopoly enforcement agency in advance of any transactions which are deemed a concentration and where the parties’ revenues in the China market exceed certain thresholds as stipulated in the Provisions of the State Council on the Thresholds for Declaring Concentration of Business Operators. Furthermore, where, although a concentration of undertakings does not reach the threshold of notification prescribed by the State Council, the anti-monopoly agency may still require the undertakings to notify the concentration if there is evidence proving that the concentration of undertakings has or may have the effect of eliminating or restricting competition. In addition, on August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the State-Owned Assets Supervision and Administration Commission, the STA, the State Administration for Industry and Commerce of the PRC (now known as the Statement Administration for Market Regulation of the PRC), the CSRC and the SAFE, jointly adopted the Provisions of the Ministry of Commerce on M&A of a Domestic Enterprise by Foreign Investors (“M&A Rules”), which came into effect on September 8, 2006 and was amended on June 22, 2009. Under the M&A Rules, the approval of MOFCOM must be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire domestic companies affiliated with PRC enterprises or residents. Applicable Chinese laws, rules and regulations also require certain merger and acquisition transactions to be subject to security review.

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

The PRC government has recently sought to exert more oversight and supervision over securities offerings and other capital markets activities that are conducted outside of China and over foreign investment in China-based companies. For example, on July 6, 2021, the relevant PRC government authorities made public the Opinions on Intensifying Crack Down on Illegal Securities Activities. These opinions called for enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies, and proposed measures such as the construction of regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. On February 17, 2023 the CSRC issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”) and five supporting guidelines which became effective on March 31, 2023. Pursuant to the Trial Administrative Measures, we are required to file with the CSRC within three business days upon completion of any subsequent securities offering in the overseas markets where our securities are currently listed. Failure to perform our filing obligations may result in penalties imposed on the Company and responsible officers. In addition, we shall report to the CSRC upon occurrence of certain material events, including change of control, investigations or sanctions imposed by overseas securities regulatory authorities, change of listing status or transfer of listing segment, and voluntary or mandatory delisting.

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

2024 Form 10-K

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

2024 Form 10-K

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

2024 Form 10-K

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

Our Board of Directors commenced a quarterly cash dividend and authorized a share repurchase program since 2017. However, due to the impact of COVID-19 pandemic, the dividend payment was temporarily suspended during part of 2020 and the share repurchases were temporarily suspended during parts of 2020 and 2021. In 2024, the Company announced its plan to step up capital returns to shareholders from $3.0 billion to $4.5 billion from 2024 to 2026. Our plan of capital returns to shareholders is based on current expectations, and our ability to fund our capital returns to our shareholders will primarily depend on our ongoing ability to generate cash from operations and the ability of our Chinese subsidiaries to repatriate funds out of mainland China. We believe our principal uses of cash in the future will be primarily to fund our operations and capital expenditures for accelerating store network expansion and store remodeling, to step up investments in digitalization, automation and logistics infrastructure, to provide returns to our stockholders, as well as to explore opportunities for investments that build and support our ecosystem or strategic acquisitions. Any determination to declare and pay cash dividends and repurchase shares will be at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, actual or anticipated cash requirements, tax considerations, contractual or regulatory restrictions and such other factors as our Board of Directors deems relevant. For more information, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

2024 Form 10-K

The interests of Primavera may differ from the interests of other holders of Company common stock.

In connection with the separation and distribution, Pollos Investment L.P., an affiliate of Primavera Capital Group (“Primavera”) acquired approximately 16 million shares of Yum China common stock. On November 1, 2016, the Company and Pollos Investment L.P., among others, entered into a shareholders agreement. The interests of Primavera may differ from those of other holders of Company common stock in material respects. For example, Primavera may have an interest in pursuing acquisitions, divestitures, financings or other transactions that could enhance their respective equity portfolios, even though such transactions might involve risks to holders of Company common stock. Primavera may, from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of the Company’s business or are suppliers or customers of the Company. Additionally, Primavera may determine that the disposition of some or all of their interests in the Company would be beneficial to Primavera at a time when such disposition could be detrimental to the other holders of Company common stock.

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

2024 Form 10-K

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

Our operations are vulnerable to interruption by natural disasters, such as fires, floods, hurricanes, earthquakes, war, terrorism, power failures and power shortages, hardware and software failures, computer viruses and other events beyond our control. In particular, our business is dependent on prompt delivery and reliable transportation of our food products by our logistics partners. Unforeseeable events, such as adverse weather conditions, natural disasters, severe traffic accidents and delays, non-cooperation of our logistics partners, and labor strikes, could lead to delay or lost deliveries to our restaurants, which may result in the loss of revenue or in customer claims. There may also be instances where the conditions of fresh, chilled or frozen food products, being perishable goods, deteriorate due to delivery delays, malfunctioning of refrigeration facilities or poor handling during transportation by our logistics partners. This may result in a failure by us to provide quality food and services to customers, thereby affecting our business and potentially damaging our reputation. Any such events experienced by us could disrupt our operations. In addition, insurance may not be available to cover losses due to business interruptions resulting from public health issues.

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

2024 Form 10-K

If we fail to remedy any material weakness, our financial statements may be inaccurate and we may face restricted access to the capital markets, which could adversely affect our business, results of operations and financial condition.

The Company’s stock price may fluctuate significantly.

The trading price of shares of our common stock can be volatile and could fluctuate widely in response to a variety of factors, many of which are beyond our control. In addition, the performance and fluctuation of the market prices of other companies with business operations located mainly in China that have listed their securities in Hong Kong and/or the United States may affect the volatility in the prices of and trading volumes for our shares. Some of these companies have experienced significant volatility. The trading performances of these companies’ securities at the time of or after their offerings may affect the overall investor sentiment towards other companies with business operations located mainly in China and listed in Hong Kong and/or the United States and consequently may impact the trading performance of our shares. In addition to market and industry factors, the demand, prices and trading volumes for our shares may be highly volatile for specific reasons, including:

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
•
investor sentiment towards China-based companies listed in the United States, whether due to U.S. and China relations or other factors; or
•
the delisting of our common stock from the New York Stock Exchange. See “—Risks Related to Doing Business in China—The audit report included in this Form 10-K is prepared by auditors who are located in China, and in the event the PCAOB is unable to inspect our auditors, our common stock will be subject to potential delisting from the New York Stock Exchange.”

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

In the future, your percentage of ownership in the Company may be diluted because of equity awards that we grant to our directors, officers and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions. The Company’s and certain of YUM’s employees have equity awards with respect to Company common stock as a result of conversion of their YUM equity awards (in whole or in part) to Company equity awards in connection with the distribution. From time to time, the Company will issue additional stock-based awards to its employees under the Company’s employee benefit plans. Such awards will have a dilutive effect on the Company’s earnings per share, which could adversely affect the market price of Company common stock.

2024 Form 10-K

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

2024 Form 10-K

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

We regularly engage external consultants to assess and independently verify our cybersecurity risk management, striving for continuous optimization of our cybersecurity policies, cybersecurity risk management processes, and technical measures. These engagements assist us in ensuring our cybersecurity management practices and technical measures comply with applicable laws, regulations, industry standards and the Company’s policies. The Company has maintained ISO/IEC 27001 certification since 2018 for certain online business.

We have established processes designed to manage cybersecurity threats associated with the use of third-party service providers. These processes include security evaluations before third-parties’ admission, ongoing oversight and assessment of their security status, and adopting necessary security measures at termination of services.

Our Board of Directors maintains overall responsibility for overseeing the Company’s risk management framework, and cybersecurity represents an important component of the Company’s overall risk management framework. The Board regularly reviews risks that may be material to the Company. The Audit Committee assists the Board in the oversight of cybersecurity and other technology risks. Through receiving regular reports from the Chief Technology Officer (“CTO”) and the Chief Legal Officer, the Audit Committee discusses with management cybersecurity risk mitigation and incident management, and reviews management reports regarding the Company’s cybersecurity governance processes, incident response system and applicable cybersecurity laws, regulations and standards, status of projects to strengthen internal cybersecurity management, the evolving threat environment, vulnerability assessments, specific cybersecurity incidents and management’s efforts to monitor, detect and prevent cybersecurity threats. On top of that, significant cybersecurity incidents will be immediately reported to the Board in accordance with the Company’s incident response plan.

Yum China Compliance Oversight Committee (the “Compliance Committee”), primarily comprised of leaders and representatives from our information technology, supply chain, legal, finance, HR and public affairs functions, as well as internal audit group, is responsible for assisting the Board and Audit Committee in overseeing the Company’s cybersecurity risks. The Compliance Committee meets regularly to discuss legal and regulatory developments on cybersecurity, assess the Company’s emerging cybersecurity risks and mitigation plans, and determine strategy to promote cybersecurity compliance. Through ongoing communications, the Compliance Committee is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents. Our CTO, as a member of the Compliance Committee, served various positions in the Company’s information technology department for more than 20 years and began leading the department in 2017.

2024 Form 10-K

To its knowledge, the Company has not experienced a material cybersecurity breach within the last three years, nor identified any risks from cybersecurity threats that have materially affected us, including our business strategy, results of operations or financial condition. The Company maintains cybersecurity insurance as part of its overall insurance programs.

Item 2. Properties.

As of year-end 2024, the Company had 13,887 Company-owned units in China. Of these Company-owned units, 13,827 units were leased properties and 60 units were owned properties. The leased Company-owned units are further detailed as follows:

•
KFC leased properties for 10,143 units.

•
Pizza Hut leased properties for 3,510 units.

•
Other restaurant concepts leased properties for 174 units.

Company-owned restaurants in China are generally leased for initial terms of 10 to 20 years and generally do not have renewal options.

We also lease our corporate headquarters in Shanghai and Dallas, Texas in the U.S., and regional offices and an innovation center in China, and own building, land use rights, or both for non-store properties, which primarily include logistics centers, seasoning facilities for Little Sheep and Huang Ji Huang and certain regional office buildings. We sublease over 150 properties to franchisees and other third parties. Additional information about the Company’s leased properties is included in Note 10 to the Consolidated Financial Statements in Part II, Item 8. We believe that our properties are generally in good operating condition and are suitable for the purposes for which they are being used.

Item 3. Legal Proceedings.

We are subject to various lawsuits covering a variety of allegations from time to time. We believe that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows. Matters faced by the Company from time to time include, but are not limited to, claims from landlords, employees, guests and others related to operational, contractual or employment issues. We are not involved in any material legal proceedings as of December 31, 2024.

Item 4. Mine Safety Disclosures.

Not applicable.

2024 Form 10-K

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

As of February 21, 2025, there were 32,314 holders of record of Yum China’s common stock. The number of registered holders does not include holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividends and Share Repurchases

We intend to retain a significant portion of our earnings to finance the operation, development and growth of our business. We have paid a quarterly cash dividend on Yum China common stock since the fourth quarter of 2017, except for the second and third quarter of 2020 due to the unprecedented effects of the COVID-19 pandemic. In 2024, the Company declared and paid a quarterly cash dividend of $0.16 per share. Our Board of Directors declared an increase in cash dividend to $0.24 per share on Yum China’s common stock in February 2025. Any determination to declare and pay future cash dividends will be at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, actual or anticipated cash requirements, contractual or regulatory restrictions, tax considerations and such other factors as our Board of Directors deems relevant.

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

Our Board of Directors has authorized an aggregate of $4.4 billion for our share repurchase program, including its most recent increase in authorization on November 4, 2024, of which $1.3 billion remained available as of December 31, 2024. Yum China may repurchase shares under this program from time to time in the open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. The following table provides information, as of December 31, 2024, with respect to shares of common stock repurchased by Yum China under the authorization during the quarter then ended:

2024 Form 10-K

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (millions)

10/1/24-10/31/24	1,449	$45.68	1,449	$413
11/1/24-11/30/24	1,234	$47.67	1,234	$1,354
12/1/24-12/31/24	1,281	$48.76	1,281	$1,292

Cumulative total	3,964	$47.30	3,964	$1,292

(a)
Starting January 2024, the Company also repurchased shares of common stock through open market transactions on the HKEX. Price paid for shares repurchased on the HKEX have been converted into U.S. dollars at the exchange rate on the date of repurchase.

Stock Performance Graph

This graph compares the cumulative total return of our common stock from December 31, 2019 through December 31, 2024 with the comparable cumulative total return of the S&P China BMI, MSCI Asia APEX 50, MSCI China Index and MSCI China Consumer Discretionary Index. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2019 and that all dividends were reinvested. We selected the S&P China BMI and MSCI Asia APEX 50 for comparison, as YUMC is an index member of both of these indices. We selected MSCI China Index and MSCI China Consumer Discretionary Index, as they are the measures to determine the payout of our certain PSU awards.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
YUMC	$100	$119	$105	$116	$91	$105
S&P China BMI	$100	$130	$105	$82	$74	$86
MSCI Asia APEX 50	$100	$134	$119	$91	$97	$118
MSCI China	$100	$129	$102	$80	$71	$84
MSCI China Consumer Discretionary	$100	$150	$97	$74	$63	$71

Item 6. [RESERVED]

2024 Form 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the Consolidated Financial Statements in Item 8, the “Forward-Looking Statements” section at the beginning of this Form 10-K and the “Risk Factors” section set forth in Item 1A.

All Note references in this MD&A refer to the Notes to the Consolidated Financial Statements included in Item 8. of this Form 10-K. Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding. Throughout this Form 10-K when we refer to the “financial statements,” we are referring to the “Consolidated Financial Statements,” unless the context indicates otherwise. This MD&A includes a discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of our operating results for the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

Yum China Holdings, Inc. is the largest restaurant company in China in terms of 2024 system sales, with $11.3 billion of revenues in 2024 and 16,395 restaurants as of year-end 2024. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Lavazza, Huang Ji Huang, Little Sheep and Taco Bell. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China (excluding Hong Kong, Macau and Taiwan), and own the intellectual property of the Little Sheep and Huang Ji Huang concepts outright. We also established a joint venture with Lavazza Group, the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee concept in China. KFC was the first major global restaurant brand to enter China in 1987. With more than 35 years of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of 2024 system sales, with 16,395 restaurants covering over 2,200 cities primarily in China as of December 31, 2024. We believe that there are significant opportunities to further expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of December 31, 2024, KFC operated 11,648 restaurants in over 2,200 cities across China. KFC primarily competes with western QSR brands in China, such as McDonald’s, Dicos and Burger King, among which we believe KFC had an approximate two-to-one lead over its nearest competitor in terms of store count as of the end of 2024.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of December 31, 2024, Pizza Hut operated 3,724 restaurants in over 800 cities. Measured by number of restaurants, we believe Pizza Hut had an approximate four-to-one lead over its nearest western CDR competitor in China as of the end of 2024.

We have two reportable segments: KFC and Pizza Hut. Our non-reportable operating segments, including the operations of Lavazza, Huang Ji Huang, Little Sheep and Taco Bell, our delivery operating segment and our e-commerce business, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. Additional details on our reportable operating segments are included in Note 16.

2024 Form 10-K

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

The Company's operating results in 2024 demonstrated the resilience of our business and the effectiveness of our strategy in improving sales and profitability amid challenging market conditions. With a dual focus on operational efficiency and innovation, the Company transformed its organization from the new perspectives of its RGMs and customers and delivered growth in both total revenues and operating results.

In 2024, the Company’s total revenues increased 3%, or 5% excluding $200 million F/X impact, mainly attributable to 7% of net new unit contribution, partially offset by same-store sales decline resulting from lower ticket average offset by same-store transaction growth. Operating profit increased 5%, or 8% excluding $28 million F/X impact. Further excluding the lapping impact from the VAT deductions and temporary relief from landlords and government agencies received in prior year, the increase in Operating profit was primarily driven by the increase in Total revenues, operational efficiency improvement, favorable commodity prices, lower advertising expenses and lower performance-based compensation costs, partially offset by increased value-for-money offerings and wage inflation in the low single digits. Net income for 2024 increased 10%, or 13% excluding the impact of F/X, mainly due to the increase in Operating profit and increase in fair value of our investment in Meituan, partially offset by lower interest income and higher income tax expenses in line with the increase in pre-tax income.

2024 Form 10-K

2024 financial highlights are below:

			%/ppts Change
	2024	2023	Reported	Ex F/X
System Sales Growth(a) (%)	5	21	NM	NM
Same-Store Sales (Decline) Growth(a) (%)	(3)	7	NM	NM
Operating Profit	1,162	1,106	+5	+8
Adjusted Operating Profit(b)	1,162	1,121	+4	+6
Core Operating Profit(b)	1,190	1,061	NM	+12
OP Margin(c) (%)	10.3	10.1	+0.2	+0.3
Core OP Margin(b) (%)	10.4	9.7	NM	+0.7
Net Income	911	827	+10	+13
Adjusted Net Income(b)	911	842	+8	+11
Diluted Earnings Per Common Share	2.33	1.97	+18	+22
Adjusted Diluted Earnings Per Common Share(b)	2.33	2.00	+17	+19
(a)
System Sales and Same-Store Sales growth percentages as shown in 2024 financial highlights exclude the impact of F/X. Effective January 1, 2018, temporary store closures are normalized in the same-store sales calculation by excluding the period during which stores are temporarily closed.
(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.
(c)
OP margin is defined as Operating Profit divided by Total revenues.

2024 Form 10-K

The Consolidated Results of Operations for the years ended December 31, 2024 and 2023 and other data are presented below:

			% B/(W)(a)
	2024	2023	Reported		Ex F/X
Company sales	$10,651	$10,391	2		4
Franchise fees and income	94	89	5		6
Revenues from transactions with franchisees	420	372	13		15
Other revenues	138	126	10		12
Total revenues	$11,303	$10,978	3		5
Company restaurant expenses	$8,972	$8,701	(3)		(5)
Operating Profit	$1,162	$1,106	5		8
OP Margin (%)	10.3%	10.1%	0.2	ppts.	0.3	ppts.
Interest income, net	129	169	(23)		(23)
Investment gain (loss)	40	(49)	NM		NM
Income tax provision	(356)	(329)	(8)		(10)
Equity in net earnings (losses) from equity method investments	5	4	18		18
Net Income – including noncontrolling interests	980	901	9		12
Net income – noncontrolling interests	69	74	6		3
Net Income – Yum China Holdings, Inc.	$911	$827	10		13
Diluted Earnings Per Common Share	$2.33	$1.97	18		22
Effective tax rate	26.7%	26.9%
Supplementary information – Non-GAAP Measures(b)
Restaurant profit	$1,679	$1,690
Restaurant margin (%)	15.7%	16.3%
Adjusted Operating Profit	$1,162	$1,121
Core Operating Profit	$1,190	$1,061
Core OP Margin (%)	10.4%	9.7%
Adjusted Net Income – Yum China Holdings, Inc.	$911	$842
Adjusted Diluted Earnings Per Common Share	$2.33	$2.00
Adjusted Effective Tax Rate	26.7%	26.5%
Adjusted EBITDA	$1,687	$1,611

NM refers to not meaningful.

(a)
Represents year-over-year change in percentage.
(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

2024
% Change
System Sales Growth	3%
System Sales Growth, excluding F/X	5%
Same-Store Sales (Decline)	(3)%

2024 Form 10-K

Unit Count	2024	2023	% Increase
Company-owned	13,887	12,648	10
Franchisees	2,508	1,996	26
	16,395	14,644	12

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

2024 Form 10-K

The following table sets forth the reconciliations of the most directly comparable GAAP financial measures to the non-GAAP financial measures:

	2024	2023
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$1,162	$1,106
Special Items, Operating Profit	—	(15)
Adjusted Operating Profit	$1,162	$1,121
Reconciliation of Net Income to Adjusted Net Income
Net Income – Yum China Holdings, Inc.	$911	$827
Special Items, Net Income – Yum China Holdings, Inc.	—	(15)
Adjusted Net Income – Yum China Holdings, Inc.	$911	$842
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$2.34	$1.99
Special Items, Basic Earnings Per Common Share	—	(0.03)
Adjusted Basic Earnings Per Common Share	$2.34	$2.02
Diluted Earnings Per Common Share	$2.33	$1.97
Special Items, Diluted Earnings Per Common Share	—	(0.03)
Adjusted Diluted Earnings Per Common Share	$2.33	$2.00
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 15)	26.7%	26.9%
Impact on effective tax rate as a result of Special Items	—	0.4%
Adjusted effective tax rate	26.7%	26.5%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below:

	2024	2023

Net Income – Yum China Holdings, Inc.	$911	$827
Net income – noncontrolling interests	69	74
Equity in net (earnings) losses from equity method investments	(5)	(4)
Income tax provision	356	329
Interest income, net	(129)	(169)
Investment (gain) loss	(40)	49
Operating Profit	1,162	1,106
Special Items, Operating Profit	—	15
Adjusted Operating Profit	1,162	1,121
Depreciation and amortization	476	453
Store impairment charges	49	37
Adjusted EBITDA	$1,687	$1,611

Details of Special Items are presented below:

	2024	2023
Share-based compensation expense for Partner PSU Awards(a)	$—	$(15)
Special Items, Operating Profit	—	(15)
Tax effect on Special Items(b)	—	—
Special Items, net income – including noncontrolling interests	—	(15)
Special Items, net income – noncontrolling interests	—	—
Special Items, Net Income – Yum China Holdings, Inc.	$—	$(15)
Weighted-average Diluted Shares Outstanding (in millions)	390	420
Special Items, Diluted Earnings Per Common Share	$—	$(0.03)

2024 Form 10-K

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
(b)
Tax effect was determined based upon the nature, as well as the jurisdiction, of each Special Item at the applicable tax rate.

Reconciliation of GAAP Operating Profit to Restaurant Profit is as follows:

	2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,192	$153	$(15)	$(168)	$—	$1,162
Less:
Franchise fees and income	69	8	17	—	—	94
Revenues from transactions with franchisees	55	5	71	289	—	420
Other revenues	10	24	648	64	(608)	138
Add:
General and administrative expenses	248	110	37	173	—	568
Franchise expenses	32	4	1	—	—	37
Expenses for transactions with franchisees	49	4	65	286	—	404
Other operating costs and expenses	8	22	635	63	(606)	122
Closures and impairment expenses, net	19	12	8	—	—	39
Other income, net	—	—	—	(1)	—	(1)
Restaurant profit (loss)	$1,414	$268	$(5)	$—	$2	$1,679
Company sales	8,375	2,223	53	—	—	10,651
Restaurant margin (%)	16.9%	12.0%	(12.1)%	N/A	N/A	15.7%

	2023
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,202	$142	$(31)	$(207)	$—	$1,106
Less:
Franchise fees and income	62	7	20	—	—	89
Revenues from transactions with franchisees	45	4	74	249	—	372
Other revenues	17	21	624	44	(580)	126
Add:
General and administrative expenses	263	118	43	214	—	638
Franchise expenses	31	4	1	—	—	36
Expenses for transactions with franchisees	39	4	67	246	—	356
Other operating costs and expenses	15	19	614	42	(578)	112
Closures and impairment expenses, net	12	8	9	—	—	29
Other expenses (income), net	2	—	—	(2)	—	—
Restaurant profit (loss)	$1,440	$263	$(15)	$—	$2	$1,690
Company sales	8,116	2,214	61	—	—	10,391
Restaurant margin (%)	17.7%	11.8%	(25.1)%	N/A	N/A	16.3%

2024 Form 10-K

Reconciliation of GAAP Operating Profit to Core Operating Profit is as follows:

			% Change
	2024	2023	B/(W)
Operating Profit	$1,162	$1,106	5
Special Items, Operating Profit	—	15
Adjusted Operating Profit	$1,162	$1,121	4
Items Affecting Comparability
Temporary relief from landlords(a)	—	(11)
Temporary relief from government agencies(b)	—	(7)
VAT deductions(c)	—	(44)
Amortization of reacquired franchise rights(d)	—	2
F/X impact(e)	28	—
Core Operating Profit	$1,190	$1,061	12
Total revenues	11,303	10,978	3
F/X impact(e)	200	—
Total revenues, excluding the impact of F/X	$11,503	$10,978	5
Core OP margin (%)	10.4%	9.7%	0.7	ppts.

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
(b)
In relation to the effects of the COVID-19 pandemic, the Company received government subsidies for employee benefits and providing training to employees. The temporary relief was primarily recognized as a reduction to Payroll and employee benefits within Company restaurant expenses included in the Consolidated Statement of Income. See Note 2 for additional information about our government subsidies.
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
(d)
As a result of the acquisition of our previously unconsolidated joint ventures of Hangzhou KFC, Suzhou KFC and Wuxi KFC, $66 million, $61 million and $61 million of the purchase price were allocated to intangible assets related to reacquired franchise rights, respectively, which were amortized over the remaining franchise contract period of 1 year, 2.4 years and 5 years, respectively. The reacquired franchise rights were fully amortized as of March 31, 2023. The amortization was recorded in Other (Income) Expenses, net included in the Consolidated Statements of Income. See Note 6 for additional information.
(e)
The F/X impact on Core Operating Profit and Total revenues is presented only for the current year in relation to the immediately preceding year presented. When determining applicable growth percentages of Core Operating Profit, the Core Operating Profit for the current year should be compared to the prior year Operating Profit adjusted only for any prior year Special Items and Items Affecting Comparability. When comparing Core OP margin, Total revenues excluding F/X for the current year should be compared to the prior year Total revenues.

2024 Form 10-K

Reconciliation of GAAP Operating Profit to Core Operating Profit by segment is as follows:

	2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,192	$153	$(15)	$(168)	$—	$1,162
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$1,192	$153	$(15)	$(168)	$—	$1,162
F/X impact	26	4	—	(2)	—	28
Core Operating Profit (Loss)	$1,218	$157	$(15)	$(170)	$—	$1,190

	2023
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,202	$142	$(31)	$(207)	$—	$1,106
Special Items, Operating Profit	—	—	—	15	—	15
Adjusted Operating Profit (Loss)	$1,202	$142	$(31)	$(192)	$—	$1,121
Items Affecting Comparability
Temporary relief from landlords	(9)	(2)	—	—	—	(11)
Temporary relief from government agencies	(5)	(2)	—	—	—	(7)
VAT deductions	(36)	(6)	(2)	—	—	(44)
Amortization of reacquired franchise rights	2	—	—	—	—	2
F/X impact	—	—	—	—	—	—
Core Operating Profit (Loss)	$1,154	$132	$(33)	$(192)	$—	$1,061

2024 Form 10-K

Segment Results

KFC

KFC delivered resilient performance in 2024 with increases in both total revenues and core operating profit. With flexible store models, KFC is expanding through both equity and franchise stores. Franchisees enable us to expand into remote areas, lower-tier cities and strategic locations previously beyond our reach. KFC continued to focus on innovative products, creating abundant value for our customers, updating ingredients and tastes to meet Chinese consumers’ needs, as well as on introducing entry price point products. Our breakthrough business models, such as KCOFFEE Cafes, have enabled us to broaden our addressable market and capture new customer demand. KFC also continued its digital and delivery initiatives to enhance the customer experience. KFC’s loyalty program members exceeded 490 million at year-end 2024 and contributed approximately 65% of system sales at KFC in 2024. Delivery sales accounted for approximately 40% of Company sales at KFC in 2024 with store and city coverage of 86% and 98%, respectively, at the end of 2024.

			% B/(W)
	2024	2023	Reported		Ex F/X
Company sales	$8,375	$8,116	3		5
Franchise fees and income	69	62	11		13
Revenues from transactions with franchisees	55	45	25		27
Other revenues	10	17	(40)		(39)
Total revenues	$8,509	$8,240	3		5
Company restaurant expenses	$6,961	$6,676	(4)		(6)
G&A expenses	$248	$263	6		4
Franchise expenses	$32	$31	(7)		(9)
Expenses for transactions with franchisees	$49	$39	(22)		(23)
Other operating costs and expenses	$8	$15	48		47
Closures and impairment expenses, net	$19	$12	(67)		(69)
Other expenses, net	$—	$2	84		83
Operating Profit	$1,192	$1,202	(1)		2
Core Operating Profit	$1,218	$1,154	NM		6
OP margin (%)	14.0%	14.6%	(0.6)	ppts.	(0.5)	ppts.
Restaurant profit	$1,414	$1,440	(2)		—
Restaurant margin (%)	16.9%	17.7%	(0.8)	ppts.	(0.8)	ppts.

2024
% Change
System Sales Growth	4%
System Sales Growth, excluding F/X	6%
Same-Store Sales (Decline)	(2)%

Unit Count	2024	2023	% Increase
Company-owned	10,187	9,237	10
Franchisees	1,461	1,059	38
	11,648	10,296	13

	2023	New Builds	Closures	Acquired	2024
Company-owned	9,237	1,278	(330)	2	10,187
Franchisees	1,059	429	(25)	(2)	1,461
Total	10,296	1,707	(355)	—	11,648

2024 Form 10-K

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

Income (Expense)	2023	Store Portfolio Actions	Other	F/X	2024
Company sales	$8,116	$535	$(130)	$(146)	$8,375
Cost of sales	(2,512)	(185)	7	45	(2,645)
Cost of labor	(2,057)	(147)	23	35	(2,146)
Occupancy and other operating expenses	(2,107)	(138)	40	35	(2,170)
Restaurant profit	$1,440	$65	$(60)	$(31)	$1,414

In 2024, the increase in Company sales, excluding the impact of F/X, was primarily driven by net unit growth, partially offset by same-store sales decline. Restaurant profit remained flat, excluding the impact of F/X. Further excluding the lapping impact from the temporary relief from landlords and government agencies and VAT deductions received in prior year, the increase in Restaurant profit was primarily driven by the increase in Company sales, favorable commodity prices, operational efficiency improvement, lower advertising expenses and lower performance-based compensation, partially offset by increased value-for-money offerings and wage inflation in the low single digits.

Franchise Fees and Income/Revenues from Transactions with Franchisees

In 2024, the increase in Franchise fees and income and Revenues from transactions with franchisees, excluding the impact of F/X, was primarily driven by acceleration of franchise store openings.

G&A Expenses

In 2024, the decrease in G&A expenses, excluding the impact of F/X, was primarily driven by lower performance-based compensation costs.

Operating Profit

In 2024, the increase in Operating profit, excluding the impact of F/X, was primarily driven by lower G&A expenses.

2024 Form 10-K

Pizza Hut

Pizza Hut delivered strong performance in 2024 by accelerating store expansion with healthy returns and expanding profitability. We are transforming Pizza Hut into a more mass-market brand by widening price ranges, expanding the menu, and introducing breakthrough business models like Pizza Hut WOW. During 2024, we continued to focus on investing in value-for-money strategy, strengthening digital capabilities, fortifying delivery, expanding into new occasions and consumer segments and enhancing our asset portfolio to drive growth. Pizza Hut’s loyalty program members exceeded 180 million at year-end 2024 and contributed approximately 64% of system sales at Pizza Hut in 2024. Delivery sales accounted for approximately 39% of Company sales at Pizza Hut in 2024 with store and city coverage of 92% and 92%, respectively, at the end of 2024.

			% B/(W)
	2024	2023	Reported		Ex F/X
Company sales	$2,223	$2,214	—		2
Franchise fees and income	8	7	5		7
Revenues from transactions with franchisees	5	4	16		18
Other revenues	24	21	14		15
Total revenues	$2,260	$2,246	1		2
Company restaurant expenses	$1,955	$1,951	—		(2)
G&A expenses	$110	$118	7		6
Franchise expenses	$4	$4	(2)		(4)
Expenses for transactions with franchisees	$4	$4	(3)		(5)
Other operating costs and expenses	$22	$19	(19)		(20)
Closures and impairment expenses, net	$12	$8	(56)		(59)
Operating Profit	$153	$142	7		11
Core Operating Profit	$157	$132	NM		19
OP margin (%)	6.8%	6.3%	0.5	ppts.	0.5	ppts.
Restaurant profit	$268	$263	2		5
Restaurant margin (%)	12.0%	11.8%	0.2	ppts.	0.2	ppts.

2024
% Change
System Sales Growth	1%
System Sales Growth, excluding F/X	2%
Same-Store Sales (Decline)	(5)%

Unit Count	2024	2023	% Increase
Company-owned	3,525	3,155	12
Franchisees	199	157	27
	3,724	3,312	12

	2023	New Builds	Closures	2024
Company-owned	3,155	539	(169)	3,525
Franchisees	157	47	(5)	199
Total	3,312	586	(174)	3,724

2024 Form 10-K

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

Income (Expense)	2023	Store Portfolio Actions	Other	F/X	2024
Company sales	$2,214	$146	$(98)	$(39)	$2,223
Cost of sales	(692)	(49)	2	12	(727)
Cost of labor	(649)	(38)	49	10	(628)
Occupancy and other operating expenses	(610)	(38)	38	10	(600)
Restaurant profit	$263	$21	$(9)	$(7)	$268

In 2024, the increase in Company sales, excluding the impact of F/X, was primarily driven by net unit growth, partially offset by same-store sales decline. Restaurant profit increased, excluding the impact of F/X. Further excluding the lapping impact from the temporary relief from landlords and government agencies and VAT deductions received in prior year, the increase in Restaurant profit was primarily driven by the increase in Company sales, operational efficiency improvement, favorable commodity prices, lower performance-based compensation and lower advertising expenses, partially offset by increased value-for-money offerings and wage inflation in the low single digits.

G&A Expenses

In 2024, the decrease in G&A expenses, excluding the impact of F/X, was primarily driven by lower performance-based compensation costs.

Operating Profit

In 2024, the increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit and lower G&A expenses.

All Other Segments

All Other Segments reflects the results of Lavazza, Huang Ji Huang, Little Sheep and Taco Bell, our delivery operating segment and our e-commerce business.

			% B/(W)
	2024	2023	Reported		Ex F/X
Company sales	$53	$61	(13)		(12)
Franchise fees and income	17	20	(16)		(14)
Revenues from transactions with franchisees	71	74	(4)		(3)
Other revenues	648	624	4		6
Total revenues	$789	$779	1		3
Company restaurant expenses	$58	$76	22		21
G&A expenses	$37	$43	11		10
Franchise expenses	$1	$1	16		15
Expenses for transactions with franchisees	$65	$67	3		2
Other operating costs and expenses	$635	$614	(3)		(5)
Closure and impairment expenses, net	$8	$9	15		14
Operating Loss	$(15)	$(31)	48		48
OP margin (%)	(2.0)%	(3.9)%	1.9	ppts.	1.9	ppts.
Restaurant loss	$(5)	$(15)	58		58
Restaurant margin (%)	(12.1)%	(25.1)%	13.0	ppts.	13.0	ppts.

Total Revenues

2024 Form 10-K

In 2024, the increase in Total revenues, excluding the impact of F/X, was primarily driven by inter-segment revenue generated by our delivery team for services provided to Company-owned restaurants as a result of increased delivery sales, partially offset by decline in Company sales.

Operating Loss

In 2024, the decrease in Operating loss, excluding the impact of F/X, was primarily driven by the decrease in Operating loss from certain emerging brands.

Corporate & Unallocated

			% B/(W)
	2024	2023	Reported		Ex F/X
Revenues from transactions with franchisees(a)	$289	$249	16		18
Other revenues	$64	$44	45		48
Expenses for transactions with franchisees(a)	$286	$246	(16)		(18)
Other operating costs and expenses	$63	$42	(50)		(52)
Corporate G&A expenses	$173	$214	19		19
Other unallocated income, net	$1	$2	(76)		(76)
Interest income, net	$129	$169	(23)		(23)
Investment gain (loss)	$40	$(49)	NM		NM
Income tax provision (See Note 15)	$(356)	$(329)	(8)		(10)
Equity in net earnings (losses) from equity method investments	$5	$4	18		18
Effective tax rate (See Note 15)	26.7%	26.9%	0.2	ppts	0.2	ppts
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

Revenues from Transactions with Franchisees

In 2024, the increase in Revenues from transactions with franchisees, excluding the impact of F/X, was mainly due to the increase in system sales for franchisees primarily driven by acceleration of franchise store openings.

Corporate G&A Expenses

In 2024, the decrease in Corporate G&A expenses, excluding the impact of F/X, was primarily driven by lower performance-based compensation costs.

Interest Income, Net

In 2024, the decrease in interest income, excluding the impact of F/X, was primarily driven by lower investment balance during the year.

Investment Gain (Loss)

The investment gain (loss) mainly relates to the change in fair value of our investment in Meituan Dianping (“Meituan”). See Note 3 for additional information.

2024 Form 10-K

Income Tax Provision

Our income tax provision primarily includes tax on our earnings generally at the Chinese statutory tax rate of 25% with certain Chinese subsidiaries qualified at preferential tax rates, withholding tax on planned or actual repatriation of earnings outside of China, Hong Kong profits tax, and U.S. corporate income tax, if any. Our effective tax rate was 26.7% and 26.9% in 2024 and 2023, respectively. The lower effective tax rate in 2024 compared with that in 2023 was primarily due to the impact from fair value change of our investment in Meituan.

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

Entities that are general VAT taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as a VAT asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, on the Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT asset for recoverability, giving consideration to the indefinite life of VAT assets as well as its forecasted operating results and capital spending, which inherently includes significant assumptions that are subject to change. As of December 31, 2024 and 2023, the Company has not made an allowance for the recoverability of VAT assets, as the balance is expected to be utilized to offset against VAT payables or be refunded in the future.

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

As of December 31, 2024, current and non-current VAT assets of $117 million and $8 million and net VAT payable of $8 million were recorded in Prepaid expenses and other current assets, Other assets and Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets.

The Company will continue to review the classification of VAT assets at each balance sheet date, giving consideration to different local implementation practices of refunding VAT assets and the outcome of potential administrative reviews.

2024 Form 10-K

Pursuant to Circular [2019] No. 39, Circular [2019] No. 87 and Circular [2022] No. 11 jointly issued by relevant government authorities, including the MOF and the STA, from April 1, 2019 to December 31, 2022, general VAT taxpayers in certain industries that meet certain criteria were allowed to claim an additional 10% or 15% input VAT, which were used to offset their VAT payables. Pursuant to Circular [2023] No. 1 jointly issued by the MOF and the STA in January 2023, such VAT policy was further extended to December 31, 2023 but the additional deduction was reduced to 5% or 10% respectively. Accordingly, we recognized such VAT deductions of $44 million in 2023. The VAT deductions were recorded as a reduction to the related expense item, primarily in Company restaurant expenses included in the Consolidated Statements of Income. Such preferential VAT policy was not extended in 2024.

We have been benefiting from the retail tax structure reform since it was implemented on May 1, 2016. However, the amount of our expected benefit from this VAT regime depends on a number of factors, some of which are outside of our control. The interpretation and application of the new VAT regime are not settled at some local governmental levels. On December 25, 2024, China enacted the prevailing VAT regulations into the VAT Law, which will come into effect on January 1, 2026. In terms of tax rates, the VAT Law maintains the existing rates of 13%, 9% and 6%. We will monitor the regulatory developments and evaluate the impact, if any, once the detailed implementation rules are released.

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

Consolidated Cash Flows

Net cash provided by operating activities was $1,419 million in 2024 as compared to $1,473 million in 2023. The decrease was primarily driven by working capital changes.

Net cash used in investing activities was $178 million in 2024 as compared to $743 million in 2023. The decrease was mainly due to the net impact on cash flows resulting from purchases and maturities of short-term investments, and long-term bank deposits and notes.

Net cash used in financing activities was $1,636 million in 2024 as compared to $716 million in 2023. The increase was primarily driven by the increase in share repurchases and repayment of short-term bank borrowings.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores and our franchise operations. Our global offering in September 2020 provided us with $2.2 billion in net proceeds.

Our ability to fund our future operations and capital needs will primarily depend on our ongoing ability to generate cash from operations. We believe our principal uses of cash in the future will be primarily to fund our operations and capital expenditures for accelerating store network expansion and store remodeling, to step up investments in digitalization, automation and logistics infrastructure, to provide returns to our stockholders, as well as to explore opportunities for investments that build and support our ecosystem or strategic acquisitions. We believe that our future cash from operations, together with our funds on hand and access to the capital markets, will provide adequate resources to fund these uses of cash, and that our existing cash, net cash from operations and credit facilities will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months. We currently expect our fiscal year 2025 capital expenditures to be in the range of approximately $700 million to $800 million.

If our cash flows from operations are less than we require, we may need to access the capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future or at all will be impacted by many factors, including, but not limited to:

•
our financial performance;
•
our credit ratings;

2024 Form 10-K

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

Share Repurchases and Dividends

On November 4, 2024, our Board of Directors increased the share repurchase authorization by $1 billion to an aggregate of $4.4 billion. Yum China may repurchase shares under this program from time to time in the open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the years ended December 31, 2024 and 2023, the Company repurchased 31.3 million shares of common stock for $1,242 million and 12.4 million shares of common stock for $617 million, respectively, under the repurchase program, excluding transaction costs and excise tax.

The Company paid a cash dividend of $0.16 and $0.13 per share for each quarter of 2024 and 2023, respectively. Total cash dividends of $248 million and $216 million were paid to stockholders in 2024 and 2023, respectively.

The Company plans to step up its capital returns to shareholders from $3 billion to $4.5 billion between 2024 to 2026, representing an increase of 50%. The Company returned $1.5 billion in share repurchases and dividends in 2024, and plans to return $3 billion to shareholders from the beginning of 2025 through the end of 2026. On February 5, 2025, the Board of Directors declared a 50% increase in the cash dividend, raising it to $0.24 per share, payable on March 27, 2025, to stockholders of record as of the close of business on March 6, 2025. The Company has entered into share repurchase agreements in the U.S. and Hong Kong for an aggregate repurchase amount of approximately $360 million through open market transactions for the first half of 2025. The share repurchase agreements include approximately $290 million under Rule 10b5-1 trading plans in the U.S. and approximately HK$550 million ($70 million) for a similar program in Hong Kong.

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

Borrowing Capacity

As of December 31, 2024, the Company had credit facilities of RMB8,790 million (approximately $1,204 million), comprised of onshore credit facilities in the aggregate amount of RMB6,600 million (approximately $904 million), offshore credit facilities in the aggregate amount of $100 million and a credit facility of $200 million that can be used for either onshore or offshore.

2024 Form 10-K

The credit facilities had remaining terms ranging from less than one year to three years as of December 31, 2024. Our credit facilities mainly include term loans, overdrafts, letters of credit, banker’s acceptance notes and bank guarantees. The credit facilities in general bear interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreements. As of December 31, 2024, we had outstanding short-term bank borrowings of RMB929 million (approximately $127 million), mainly to manage working capital at our operating subsidiaries. Such bank borrowings are due within one year from their issuance dates. As of December 31, 2024, we also had outstanding bank guarantees of RMB258 million (approximately $35 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants. Our credit facilities were therefore reduced by outstanding short-term bank borrowings, adjusted for unamortized interest and collateral, and outstanding guarantees. As of December 31, 2024, the Company had unused credit facilities of approximately $1,041 million.

Material Cash Requirements

Our material short-term and long-term cash requirements as of December 31, 2024 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Finance Leases(a)	$69	$7	$14	$14	$34
Operating Leases(a)	2,607	501	817	572	717
Short-term borrowings(b)	128	128	—	—	—
Purchase Obligations(c)	368	122	183	28	35
Total	$3,172	$758	$1,014	$614	$786

(a)
These obligations, which are shown on a nominal basis, relate primarily to over 13,800 Company-owned restaurants. See Note 10 for additional information.

(b)
This represents outstanding principal amount of short-term borrowings, by excluding the impact of debt discounts as of December 31, 2024. See Note 9 for additional information.

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

We have not included in the table above approximately $23 million of liabilities for unrecognized tax benefits related to the uncertainty with regard to the deductibility of certain business expenses incurred as well as related accrued interest and penalties. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. These liabilities exclude amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

We had no material contingent obligations as of December 31, 2024. Please see Note 17 for further discussion.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

See Note 2 for details of recently adopted accounting pronouncements.

2024 Form 10-K

New Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), requiring public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory, employee compensation, depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for the Company for annual period from January 1, 2027, and for interim periods from January 1, 2028, with early adoption permitted. We are currently evaluating the impact the adoption of this standard may have on our financial statements.

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

2024 Form 10-K

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

We evaluate indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist. We perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter. When we evaluate these assets for impairment, we have the option to first perform a qualitative assessment to determine whether an intangible asset group is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of the intangible asset group is less than its carrying amount, we will then perform a quantitative assessment. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset. The discount rate is our estimate of the required rate-of-return that a third-party buyer would expect to receive. These estimates are highly subjective, and our ability to achieve the forecasted cash is affected by factors such as changes in our operating performance and business strategies and changes in economic conditions. Our indefinite-lived intangible assets had a book value of $123 million and $127 million as of December 31, 2024 and 2023, respectively, representing two material indefinite-lived intangible assets, which are our Little Sheep and Huang Ji Huang trademarks.

In the year ended December 31, 2024, we elected to perform the qualitative impairment assessment for the Little Sheep and Huang Ji Huang trademarks by evaluating all pertinent factors, including but not limited to macroeconomic conditions, industry and market conditions and financial performance and concluded that it was more likely than not that the assets were not impaired. No impairment charges on trademarks related to Little Sheep and Huang Ji Huang were recorded in 2024 and 2023.

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

2024 Form 10-K

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

Our goodwill of $1,880 million as of December 31, 2024 was related to the KFC, Pizza Hut, Huang Ji Huang and Lavazza reporting units. In the year ended December 31, 2024, we elected to perform a qualitative impairment assessment for each of our individual reporting units of KFC, Pizza Hut, Huang Ji Huang and Lavazza. Based on our qualitative assessment, the Company concluded that no changes in events or circumstances have occurred that indicated impairment may exist and it was more likely than not that the fair value of the reporting units exceeds their carrying amount and therefore no quantitative assessment was required. No impairment charge on goodwill was recorded in 2024 and 2023.

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

We estimated the fair value of stock options and SARs at the grant date using the Black-Scholes option-pricing model (“the BS model”). PSUs have market conditions that are based on the closing price of Yum China’s stock or relative total shareholder return against selected indices or the constituents of the indices measured over the performance period. The fair values of PSUs have been determined based on the outcome of a Monte-Carlo Simulation model (the “MCS model”). It should be noted that these pricing models require the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate and, as a result, our operating profit and net income.

Under the BS and MCS models, we made a number of assumptions regarding the fair value of the share-based awards, including:

•
the expected future volatility of the price of shares of Yum China common stock;
•
the risk-free interest rate;
•
the expected dividend yield; and
•
the expected term.

2024 Form 10-K

We estimated the expected future volatility of the price of shares of Yum China common stock based on the historical volatility of the Company’s common stock and historical price volatility of the publicly traded shares of common stock of comparable companies in the same business as Yum China. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield in effect with maturity terms equal to the expected term or performance measurement period of the awards. The dividend yield was estimated based on the Company’s dividend policy at the time of the grant. We use historical turnover data to estimate the expected forfeiture rate.

Income Taxes

Uncertain Tax Positions

We are subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other tax authorities with respect to income and non-income based taxes. We recognize the benefit of positions taken or expected to be taken in our tax returns when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. At December 31, 2024 and 2023, we had $19 million and $20 million, respectively, of unrecognized tax benefits related to the uncertainty with regard to the deductibility of certain business expenses incurred. The ultimate outcome for a particular tax position may not be determined with certainty prior to the conclusion of a tax audit and, in some cases, appeal or litigation process. The actual benefits ultimately realized may differ from the Company’s estimates. We evaluate unrecognized tax benefits, including interest and penalty thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including change or developments with respect to tax audits, audit settlements and expiration of the statute of limitation, which may impact our ultimate payment for such exposures.

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

Unremitted Earnings of Foreign Subsidiaries

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. Except for the planned but yet to be distributed earnings, we have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31, 2017 was subject to the one-time transition tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes. We estimate that our total temporary difference for which we have not provided foreign withholding taxes is approximately $3 billion at December 31, 2024. The foreign withholding tax rate on this amount is 5% or 10% depending on the manner of repatriation and the applicable tax treaties or tax arrangements.

See Note 15 for a further discussion of our income taxes.

2024 Form 10-K

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

As substantially all of the Company’s operations are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the year ended December 31, 2024, the Company’s Operating profit would have decreased by approximately $111 million if the RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

2024 Form 10-K

Item 8. Financial Statements and Supplementary Data.

Financial Statement Schedules

No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above-listed financial statements or notes thereto.

2024 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Yum China Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Yum China Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

2024 Form 10-K

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

Assessment of impairment of long-lived assets of restaurants

As discussed in Notes 2, 7 and 10 to the consolidated financial statements, property, plant and equipment, net and operating lease right-of-use assets were US$2,407 million and US$2,146 million, respectively, as of December 31, 2024, which included the long-lived assets of the Company’s restaurants. For restaurant assets with indicators that the carrying value may not be recoverable, the Company evaluates the recoverability of these assets by comparing the forecasted undiscounted cash flows of the restaurant’s operation to the carrying value of such assets. For restaurant assets that are not deemed to be recoverable, the Company writes down the restaurant assets to the estimated fair value. The Company determines the fair value of the restaurant assets based on the higher of the forecasted discounted cash flows of the restaurant’s operation and the price market participants would pay to sub-lease the operating lease right-of-use assets and acquire the remaining restaurant assets.

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

2024 Form 10-K

Evaluation of uncertain tax position

As discussed in Notes 2 and 15 to the consolidated financial statements, the Company recognizes the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not (more than a 50% likelihood) that the position would be sustained upon examination by tax authorities. Since 2016, the Company has been under a national audit on transfer pricing by the Chinese State Taxation Administration (STA) in China regarding the related party transactions for the period from 2006 to 2015.

We identified the evaluation of the Company’s uncertain tax position pertaining to the transfer pricing used in the related party transactions under audit by the STA as a critical audit matter. A high degree of auditor judgment and specialized skills and knowledge were required in evaluating the Company’s interpretation of the applicable tax laws and regulations and the estimate of the more likely than not assessment of tax position being sustained under examination by tax authorities.

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

Shanghai, China
February 27, 2025

2024 Form 10-K

Consolidated Statements of Income

Yum China Holdings, Inc.

Years ended December 31, 2024, 2023 and 2022

(in US$ millions, except per share data)

	2024	2023	2022
Revenues
Company sales	$10,651	$10,391	$9,110
Franchise fees and income	94	89	81
Revenues from transactions with franchisees	420	372	287
Other revenues	138	126	91
Total revenues	11,303	10,978	9,569
Costs and Expenses, Net
Company restaurants
Food and paper	3,387	3,224	2,836
Payroll and employee benefits	2,787	2,725	2,389
Occupancy and other operating expenses	2,798	2,752	2,604
Company restaurant expenses	8,972	8,701	7,829
General and administrative expenses	568	638	594
Franchise expenses	37	36	34
Expenses for transactions with franchisees	404	356	279
Other operating costs and expenses	122	112	78
Closures and impairment expenses, net	39	29	32
Other (income) expenses, net	(1)	—	94
Total costs and expenses, net	10,141	9,872	8,940
Operating Profit	1,162	1,106	629
Interest income, net	129	169	84
Investment gain (loss)	40	(49)	(26)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	1,331	1,226	687
Income tax provision	(356)	(329)	(207)
Equity in net earnings (losses) from equity method investments	5	4	(2)
Net income – including noncontrolling interests	980	901	478
Net income – noncontrolling interests	69	74	36
Net Income – Yum China Holdings, Inc.	$911	$827	$442
Weighted-average common shares outstanding (in millions):
Basic	388	416	421
Diluted	390	420	425
Basic Earnings Per Common Share	$2.34	$1.99	$1.05
Diluted Earnings Per Common Share	$2.33	$1.97	$1.04

See accompanying Notes to Consolidated Financial Statements.

2024 Form 10-K

Consolidated Statements of Comprehensive Income

Yum China Holdings, Inc.

Years ended December 31, 2024, 2023 and 2022

(in US$ millions)

	2024	2023	2022
Net income – including noncontrolling interests	$980	$901	$478
Other comprehensive loss, net of tax of nil
Foreign currency translation adjustments	(130)	(146)	(431)
Comprehensive income – including noncontrolling interests	850	755	47
Comprehensive income (loss) – noncontrolling interests	51	54	(24)
Comprehensive Income – Yum China Holdings, Inc.	$799	$701	$71

See accompanying Notes to Consolidated Financial Statements.

2024 Form 10-K

Consolidated Statements of Cash Flows

Yum China Holdings, Inc.

Years ended December 31, 2024, 2023 and 2022

(in US$ millions)

	2024	2023	2022
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$980	$901	$478
Depreciation and amortization	476	453	602
Non-cash operating lease cost	408	404	435
Closures and impairment expenses	39	29	32
Investment (gain) loss	(40)	49	26
Equity in net (earnings) losses from equity method investments	(5)	(4)	2
Distributions of income received from equity method investments	11	11	7
Deferred income taxes	(7)	(10)	(20)
Share-based compensation expense	41	64	42
Changes in accounts receivable	(9)	(6)	(1)
Changes in inventories	8	(19)	(19)
Changes in prepaid expenses, other current assets and value-added tax assets	(27)	(35)	207
Changes in accounts payable and other current liabilities	(3)	84	16
Changes in income taxes payable	(12)	25	25
Changes in non-current operating lease liabilities	(411)	(407)	(396)
Other, net	(30)	(66)	(23)
Net Cash Provided by Operating Activities	1,419	1,473	1,413
Cash Flows – Investing Activities
Capital spending	(705)	(710)	(679)
Purchases of short-term investments, long-term bank deposits and notes	(4,728)	(3,517)	(5,189)
Maturities of short-term investments, long-term bank deposits and notes	5,251	3,499	5,365
Acquisition of business, net of cash acquired	—	—	(23)
Acquisitions of equity investments	—	(20)	—
Other, net	4	5	4
Net Cash Used in Investing Activities	(178)	(743)	(522)
Cash Flows – Financing Activities
Proceeds from short-term borrowings	307	264	2
Repayment of short-term borrowings	(346)	(100)	—
Repurchase of shares of common stock	(1,249)	(613)	(466)
Cash dividends paid on common stock	(248)	(216)	(202)
Dividends paid to noncontrolling interests	(80)	(77)	(72)
Acquisitions of noncontrolling interests	—	—	(113)
Contributions from noncontrolling interests	—	35	18
Payment of acquisition related holdback	—	(3)	(7)
Other, net	(20)	(6)	(4)
Net Cash Used in Financing Activities	(1,636)	(716)	(844)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(10)	(16)	(53)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(405)	(2)	(6)
Cash, Cash Equivalents and Restricted Cash - Beginning of Year	1,128	1,130	1,136
Cash, Cash Equivalents and Restricted Cash - End of Year	$723	$1,128	$1,130

Supplemental Cash Flow Data
Cash paid for income tax	393	324	204
Cash paid for interest	4	3	—
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	192	226	181

See accompanying Notes to Consolidated Financial Statements.

2024 Form 10-K

Consolidated Balance Sheets

Yum China Holdings, Inc.

December 31, 2024 and 2023

(in US$ millions)

	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$723	$1,128
Short-term investments	1,121	1,472
Accounts receivable, net	79	68
Inventories, net	405	424
Prepaid expenses and other current assets	366	339
Total Current Assets	2,694	3,431
Property, plant and equipment, net	2,407	2,310
Operating lease right-of-use assets	2,146	2,217
Goodwill	1,880	1,932
Intangible assets, net	144	150
Long-term bank deposits and notes	1,088	1,265
Equity investments	368	332
Deferred income tax assets	138	129
Other assets	256	265
Total Assets	11,121	12,031
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	2,080	2,164
Short-term borrowings	127	168
Income taxes payable	76	90
Total Current Liabilities	2,283	2,422
Non-current operating lease liabilities	1,816	1,899
Non-current finance lease liabilities	49	44
Deferred income tax liabilities	389	390
Other liabilities	157	157
Total Liabilities	4,694	4,912

Redeemable Noncontrolling Interest	13	13

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 379 million shares and 407 million shares issued at December 31, 2024 and 2023, respectively; 378 million shares and 407 million shares outstanding at December 31, 2024 and 2023, respectively.	4	4
Treasury stock	(52)	—
Additional paid-in capital	4,028	4,320
Retained earnings	2,089	2,310
Accumulated other comprehensive loss	(341)	(229)
Total Yum China Holdings, Inc. Stockholders' Equity	5,728	6,405
Noncontrolling interests	686	701
Total Equity	6,414	7,106
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$11,121	$12,031

See accompanying Notes to Consolidated Financial Statements.

2024 Form 10-K

Consolidated Statements of Equity

Yum China Holdings, Inc.

Years ended December 31, 2024, 2023 and 2022

(in US$ millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Income (Loss)	Shares*	Amount	Interests	Equity	Interest
Balance at December 31, 2021	449	$4	$4,695	$2,892	$268	(21)	$(803)	$852	$7,908	$14
Net Income (Loss)				442				37	479	(1)
Foreign currency translation adjustments					(371)			(60)	(431)	—
Comprehensive income (loss)									48	(1)
Cash dividends declared ($0.48 per common share)				(202)					(202)
Distributions to/contributions from noncontrolling interests								(63)	(63)
Repurchase and retirement of shares	(31)	—	(328)	(941)		21	803		(466)
Exercise and vesting of share-based awards	1	—	(3)						(3)
Share-based compensation			41						41
Acquisition of noncontrolling interest			(15)					(100)	(115)	(1)
Balance at December 31, 2022	419	$4	$4,390	$2,191	$(103)	—	$—	$666	$7,148	$12
Net Income				827				73	900	1
Foreign currency translation adjustments					(126)			(20)	(146)	—
Comprehensive income									754	1
Cash dividends declared ($0.52 per common share)				(216)					(216)
Distributions to/contributions from noncontrolling interests								(19)	(19)
Repurchase and retirement of shares	(12)	—	(131)	(492)		—	—		(623)
Exercise and vesting of share-based awards	1	—	(2)						(2)
Share-based compensation			63					1	64
Balance at December 31, 2023	407	$4	$4,320	$2,310	$(229)	—	$—	$701	$7,106	$13
Net Income				911				69	980	—
Foreign currency translation adjustments					(112)			(18)	(130)	—
Comprehensive income									850	—
Cash dividends declared ($0.64 per common share)				(248)					(248)
Distributions to/contributions from noncontrolling interests								(66)	(66)
Repurchase and retirement of shares	(30)	—	(319)	(884)		(1)	(52)		(1,255)
Exercise and vesting of share-based awards	2	—	(14)						(14)
Share-based compensation			41					—	41
Balance at December 31, 2024	379	$4	$4,028	$2,089	$(341)	(1)	$(52)	$686	$6,414	$13

*: Shares may not add due to rounding.

See accompanying Notes to Consolidated Financial Statements.

2024 Form 10-K

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

In 1987, KFC was the first major global restaurant brand to enter China. As of December 31, 2024, there were 11,648 KFC stores in China. We maintain a controlling interest of 58%, 70%, 83%, 92% and approximately 60% in the entities that own and operate the KFCs in and around Shanghai, Beijing, Wuxi, Suzhou and Hangzhou, respectively.

The first Pizza Hut in China opened in 1990. As of December 31, 2024, there were 3,724 Pizza Hut restaurants in China.

In the second quarter of 2020, the Company partnered with Luigi Lavazza S.p.A. (“Lavazza Group”), the world-renowned family-owned Italian coffee company, and established a joint venture (“Lavazza joint venture”) to explore and develop the Lavazza coffee concept in China. Lavazza joint venture operates both the coffee shop business and the retail business. We maintain a controlling interest of 65 % equity interest in the Lavazza joint venture.

In 2017, the Company acquired a controlling interest in the holding company of DAOJIA.com.cn (“Daojia”), an online food delivery service provider in China. This business was extended to also include a team managing the delivery services for restaurants, including restaurants in our system, with their results reported under our delivery operating segment.

We operated a retail brand Shaofaner to sell packaged foods through online and offline channels until August 2024. The operating results of Shaofaner were included in our e-commerce business operating segment.

The Company has two reportable segments: KFC and Pizza Hut. Our non-reportable operating segments, including the operations of Lavazza, Huang Ji Huang, Little Sheep and Taco Bell (and for 2022, also including COFFii & JOY and East Dawning, with all stores closed in 2022), our delivery operating segment and our e-commerce business, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. Additional details on our segment reporting are included in Note 16.

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

2024 Form 10-K

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

Our most significant variable interests are in entities that operate restaurants under franchise arrangements. We do not generally have an equity interest in our franchisee businesses. Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees. We have variable interests in certain entities that operate restaurants under franchise agreements through real estate and property, plant and equipment (“PP&E”) lease arrangements with them to which we are a party. At December 31, 2024, the Company had future lease payments due from franchisees, on a nominal basis, of approximately $28 million. As our franchise arrangements provide our franchisee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

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

Foreign Currency. Our functional currency for the operating entities in China is the Chinese Renminbi (“RMB”), the currency of the primary economic environment in which they operate. Income and expense accounts for our operations are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities are then translated into U.S. dollars at exchange rates in effect at the balance sheet date. Foreign currency translation adjustments are recorded in the Accumulated other comprehensive income on the Consolidated Balance Sheets. Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency, to the extent they arise, are included in our Consolidated Statements of Income.

Franchise Operations. We execute agreements which set out the terms of our arrangement with franchisees. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and their payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

The 3% license fees we pay to YUM for the right to sublicense the KFC, Pizza Hut and Taco Bell intellectual property to franchisees are recorded in Franchise expenses. License fees due to YUM for our Company-owned stores are included in Occupancy and other operating expenses. Total license fees paid to YUM were $327 million, $317 million and $277 million during the years ended December 31, 2024, 2023 and 2022, respectively.

Certain direct costs of our franchise operations are charged to Franchise expenses. These costs include provisions for estimated uncollectible fees, rent or depreciation expense associated with restaurants we sub-lease to franchisees, and certain other direct incremental franchise support costs.

2024 Form 10-K

We also have certain transactions with franchisees, which consist primarily of sales of food and paper products, advertising services, delivery services and other services. Related revenues and expenses are included in Revenues from and Expenses for transactions with franchisees.

Revenue Recognition. The Company’s revenues include Company sales, Franchise fees and income, Revenues from transactions with franchisees, and Other revenues.

Company Sales

Revenues from Company-owned restaurants are recognized when a customer takes possession of the food and tenders payment, which is when our obligation to perform is satisfied. The Company presents sales net of sales-related taxes. We also offer our customers delivery through both our own mobile applications and third-party aggregators’ platforms. We use both our dedicated riders and platform riders to deliver orders. When orders are fulfilled by our dedicated riders or platform riders, we control and determine the price for the delivery service and generally recognize revenue, including delivery fees, when a customer takes possession of the food. When orders are fulfilled by the delivery staff of third-party aggregators, who control and determine the price for the delivery service, we recognize revenue, excluding delivery fees, when control of the food is transferred to the third-party aggregators’ delivery staff. The payment terms with respect to these sales are short-term in nature.

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

The Company centrally purchases substantially all food and paper products from suppliers for substantially all of our restaurants, including franchisees, and then sells and delivers them to the restaurants. In addition, the Company owns seasoning facilities for its Chinese dining business unit, which primarily manufacture and sell seasoning products to Huang Ji Huang and Little Sheep franchisees. The Company also provides delivery services to franchisees. The performance obligation arising from such transactions is considered distinct from the franchise agreement as it is not highly dependent on the franchise agreement and the customer can benefit from such services on its own. We consider ourselves the principal in this arrangement as we have the ability to control a promised good or service before transferring that good or service to the franchisees. Revenue is recognized upon transfer of control over ordered items or services, generally upon delivery to the franchisees.

2024 Form 10-K

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

Direct Marketing Costs. We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown. Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant. Our direct marketing expenses incurred for Company-owned restaurants were $346 million, $374 million and $343 million in 2024, 2023 and 2022, respectively, and were included in Occupancy and other operating expenses. In addition, the direct marketing costs incurred for franchisees were $26 million, $25 million and $23 million in 2024, 2023 and 2022, respectively, and were recorded in Expenses for transactions with franchisees.

Research and Development Expenses. Research and development expenses associated with our food innovation activities, which are expensed as incurred, are reported in general and administrative ("G&A") expenses. Research and development expenses were $6 million in each of 2024, 2023 and 2022.

Share-Based Compensation. We recognize all share-based payments to employees and directors, including grants of stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance share units (“PSUs”), in the Consolidated Financial Statements as compensation cost over the service period based on their fair value on the date of grant. This compensation cost is recognized over the service period on a straight-line basis, net of an assumed forfeiture rate, for awards that actually vest and when performance conditions are probable of being achieved, if applicable. Forfeiture rates are estimated at grant date based on historical experience and compensation cost is adjusted in subsequent periods for differences in actual forfeitures from the previous estimates. We present this compensation cost consistent with the other compensation costs for the employee recipient in either payroll and employee benefits or G&A expenses.

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

2024 Form 10-K

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

When we believe it is more likely than not a restaurant or groups of restaurants will be refranchised for a price less than their carrying value, but do not believe the restaurant(s) have met the criteria to be classified as held for sale, we review the restaurants for impairment. We evaluate the recoverability of these restaurant assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the restaurant or group of restaurants. For restaurant assets that are not deemed to be recoverable, we recognize impairment for any excess of carrying value over the fair value of the restaurants, which is based on the expected net sales proceeds, and such impairment charges are recorded in Refranchising gain. Refranchising gain also includes the gains or losses from the sales of our restaurants to new and existing franchisees, which is recognized when the sale transaction closes and control of the franchise operations has transferred to the franchisees.

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

Government Subsidies. Government subsidies generally consist of financial subsidies received from provincial and local governments for operating a business in their jurisdictions and compliance with specific policies promoted by the local governments. The eligibility to receive such benefits and amount of financial subsidy to be granted are determined at the discretion of the relevant government authorities. Government subsidies are recognized when it is probable that the Company will comply with the conditions attached to them, and the subsidies are received. If the subsidy is related to an expense item, it is recognized as a reduction to the related expense to match the subsidy to the costs that it is intended to compensate. If the subsidy is related to an asset, it is deferred and recorded in Other liabilities and then recognized ratably over the expected useful life of the related asset in the Consolidated Statements of Income. The balances of deferred government subsidies were $6 million and $2 million as of December 31, 2024 and 2023, respectively, and are included in Other liabilities in the Consolidated Balance Sheets. There were no significant commitment or contingencies for the government subsidies received for the years ended December 31, 2024, 2023 and 2022.

2024 Form 10-K

Government subsidies in the form of cash were recognized as reduction in following expense line items in our Consolidated Statements of Income as follows:

Costs and Expenses, Net	2024	2023	2022
Company restaurant
Payroll and employee benefits(a)	$7	$7	$15
Occupancy and other operating expenses	2	1	3
Company restaurant expenses	9	8	18
General and administrative expenses	25	22	26
Total	$34	$30	$44
(a)
This primarily represents government subsidies for employee benefits and providing training to employees. Amounts received in 2022 and 2023 were impacted by the COVID-19 pandemic.

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

See Note 15 for a further discussion of our income taxes.

2024 Form 10-K

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

Cash and Cash Equivalents. Cash equivalents represent highly liquid investments with original maturities not exceeding three months and are primarily comprised of time deposits, fixed income debt securities and money market funds. Cash and overdraft balances that meet the criteria for right to offset are presented net on our Consolidated Balance Sheets. See Note 11 for detail discussion on our Cash equivalents.

Short-term Investments. Short-term investments purchased primarily represent i) time deposits, fixed income debt securities with original maturities of over three months but less than one year when purchased; ii) time deposits with original maturities over one year but are expected to be realized in cash within one year; iii) variable return investments offered by financial institutions measured at fair value and expected to be realized in cash within one year; and iv) certain structured deposits that are principal-protected and provide returns in the form of both fixed and variable interests with original maturities of less than one year. Such variable interest rates indexed to gold prices or foreign exchange rates are considered embedded derivatives and bifurcated from host contracts, and measured at fair value on a recurring basis. The fair value change of the embedded derivatives is recorded in Investment gain or loss in the Consolidated Statements of Income. The remaining host contracts to receive guaranteed principal and fixed interest are measured at amortized cost, with accretion of interest recorded in Interest income, net in the Consolidated Statements of Income. As of December 31, 2024 and 2023, the fair value of embedded derivatives included in Short-term investments was immaterial. See Note 11 for detail discussion on our Short-term investments.

Long-term Bank Deposits and Notes. Long-term bank deposits and notes represent time deposits and bank notes bearing fixed interest rate with remaining maturities exceeding one year for which the Company has the positive intent to hold for more than one year. See Note 11 for detail discussion on our Long-term bank deposits and notes.

Accounts Receivable. Accounts receivable primarily consist of trade receivables and royalties from franchisees, and are generally due within 30 days of the period in which the corresponding sales occur. Our provision of credit losses for accounts receivable is based upon the current expected credit losses ("CECL") model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of December 31, 2024 and 2023, the ending balances of provision for accounts receivable were both $1 million, respectively, and amounts of accounts receivable past due were immaterial.

2024 Form 10-K

Receivables from Payment Processors or Aggregators. Receivables from payment processors such as WeChat and Alipay or aggregators including delivery aggregators and third-party e-commerce platforms are cash due from them for clearing transactions and are included in Prepaid expenses and other current assets. The cash was paid by customers through these payment processors or aggregators for food provided or coupons sold by the Company. The Company considers and monitors the credit worthiness of the third-party payment processors and aggregators used. We adopted the same methodology of estimating expected credit losses based upon the CECL model as described above. Receivable balances are written off after all collection efforts have been exhausted. As of December 31, 2024 and 2023, no allowance for doubtful accounts was provided for such receivables.

Inventories. We value our inventories at the lower of cost (computed on the first-in, first-out method) or net realizable value.

Property, Plant and Equipment. We state PP&E at cost less accumulated depreciation and amortization. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets as follows: generally 20 to 50 years for buildings, the lesser of estimated useful lives (generally 5 to 12 years) and remaining lease term for leasehold improvements, 3 to 10 years for restaurant machinery and equipment, 3 to 5 years for capitalized software costs and 5 to 20 years for logistics centers machinery and equipment. We suspend depreciation and amortization on assets related to restaurants that are held for sale. The useful life of PP&E is periodically reviewed.

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

See Note 10 for further discussions on our leases.

Goodwill and Intangible Assets. From time to time, the Company acquires restaurants from our existing franchisees or acquires another business, including restaurants business of former unconsolidated affiliates that operate our concepts. Goodwill from these acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. Goodwill is not amortized and has been assigned to reporting units for purposes of impairment testing. Our reporting units are our individual operating segments.

2024 Form 10-K

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

2024 Form 10-K

The Company applies the equity method to account for the investments in equity method investees over which it has significant influence but does not control. Our share of earnings or losses and share of changes in other comprehensive income or losses of equity method investees is included in net income and other comprehensive income or losses, respectively. We record impairment charges related to an investment in equity method investees whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary. Management’s assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the equity method investees; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

2024 Form 10-K

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

The Company also offers other defined contribution plans to employees. The total contribution for such employee benefits was expensed as incurred. The Company has no additional legal obligation or liabilities for the benefits beyond the paid and accrued amounts. See Note 12 for additional information.

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

Pursuant to the tax policy issued by relevant government authorities, general VAT taxpayers in certain industries that meet certain criteria are allowed to claim an additional 10% or 15% input VAT, which will be used to offset their VAT payables. This VAT policy was further extended to December 31, 2023 but the additional deduction was reduced to 5% or 10% respectively. Accordingly, the Company recognized such VAT deductions of $44 million and $16 million in 2023 and 2022, respectively. The VAT deductions were recorded as a reduction to the related expense item, primarily in Company restaurant expenses included in the Consolidated Statements of Income. Such preferential policy was not extended in 2024.

Earnings Per Share. Basic earnings per share represent net earnings to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. See Note 5 for further information.

Common Stock Repurchases. We may repurchase shares of Yum China common stock under a program authorized by our Board of Directors from time to time in open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. Shares repurchased are included in treasury stock in the financial statements until they are retired. When repurchased shares are retired, the Company’s accounting policy is to allocate the excess of the repurchase price over the par value of shares acquired between Additional paid-in capital and Retained earnings. The amount allocated to Additional paid-in capital is based on the value of Additional paid-in capital per share outstanding at the time of retirement and the number of shares to be retired. Any remaining amount is allocated to Retained earnings. See Note 14 for further information.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requiring public business entities to provide disclosures of significant expenses and other segment items. The guidance also requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for the Company for annual periods from January 1, 2024, and for interim periods from January 1, 2025, with early adoption permitted. We adopted this standard in 2024 for annual period disclosures, and such adoption did not have a material impact on our financial statements. See Note 16 for further information.

2024 Form 10-K

Note 3 – Business Acquisitions and Equity Investments

Consolidation of Hangzhou KFC and Equity Investment in Hangzhou Catering

In the fourth quarter of 2021, the Company completed its investment in a 28% equity interest in Hangzhou Catering, an entity holding a 45% equity interest in Hangzhou KFC, of which the Company previously held a 47% equity interest. Upon completion of the transaction, the Company directly and indirectly holds an approximately 60% equity interest in Hangzhou KFC and has majority representation on the board, and thus obtained control over Hangzhou KFC and started to consolidate its results from the acquisition date. In addition to its equity interest in Hangzhou KFC, Hangzhou Catering operates Chinese dining restaurants under four time-honored brands and a food processing business. The Company applies the equity method of accounting to the 28% equity interest in Hangzhou Catering excluding the Hangzhou KFC business and recorded this investment in Equity investments based on its then fair value. The Company elected to report its share of Hangzhou Catering’s financial results with a one-quarter lag because its results are not available in time for the Company to record them in the concurrent period. The Company’s equity income (losses) from Hangzhou Catering, net of taxes, were immaterial for the years ended December 31, 2024, 2023 and 2022, and included in Equity in net earnings (losses) from equity method investments in our Consolidated Statement of Income. As of December 31, 2024 and 2023, the carrying amount of the Company’s equity method investment in Hangzhou Catering was $45 million and $41 million, respectively, exceeding the Company’s interest in Hangzhou Catering’s underlying net assets by $22 million and $24 million, respectively. Substantially all of this difference was attributable to its self-owned properties and impact of related deferred tax liabilities determined upon acquisition, which is being depreciated over a weighted-average remaining useful life of 20 years.

The Company purchased inventories of $4 million and $6 million from Hangzhou Catering for the years ended December 31, 2024 and 2023, respectively, and the purchase amount was immaterial for the year ended December 31, 2022. The Company’s accounts payable and other current liabilities due to Hangzhou Catering were immaterial at both December 31, 2024 and 2023.

Consolidation of Suzhou KFC

Upon completion of the acquisition of Suzhou KFC in the third quarter of 2020, the Company held 72% equity interest in Suzhou KFC, and thus obtained control over Suzhou KFC and started to consolidate its results from the acquisition date.

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

Fujian Sunner Development Co., Ltd. (“Sunner”) Investment

In the first quarter of 2021, the Company acquired a 5% equity interest in Sunner, a Shenzhen Stock Exchange listed company. Sunner is China’s largest white-feathered chicken producer and the Company’s largest poultry supplier.

In May 2021, the Company obtained one seat on Sunner’s board of directors upon Sunner’s shareholder approval. The representation on the board, along with the Company being one of Sunner’s significant shareholders, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. The Company’s equity income from Sunner, net of taxes, was $1 million, $6 million and $1 million for the years ended December 31, 2024, 2023 and 2022, respectively, and included in Equity in net earnings (losses) from equity method investments in our Consolidated Statement of Income.

The Company purchased inventories of $476 million, $507 million and $433 million for years ended December 31, 2024, 2023 and 2022, respectively. The Company’s accounts payable and other current liabilities due to Sunner were $46 million and $51 million as of December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the Company’s investment in Sunner was stated at the carrying amount of $216 million and $225 million, respectively, which was $147 million and $152 million higher than the Company’s interest in Sunner’s underlying net assets, respectively. Of this basis difference, $15 million and $16 million was related to finite-lived intangible assets which are being amortized over estimated useful life of 20 years, respectively. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of December 31, 2024 and 2023, the market value of the Company’s investment in Sunner was $123 million and $151 million based on its quoted closing price, respectively.

2024 Form 10-K

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

A summary of pre-tax gains or losses on investment in equity securities of Meituan recognized, which were included in Investment gain (loss) in our Consolidated Statements of Income, is as follows:

	2024	2023	2022
Unrealized gain (loss) recorded on equity securities still held as of the end of the year	$38	$(50)	$(27)

Other Equity Investments

In addition, the Company has strategic equity investments in its eco-system partners, including food and information technology service suppliers. The Company applies equity method to account for such investments over which it has significant influence but does not control, and includes the investments in Equity Investments in the Consolidated Balance Sheets.

These investments were immaterial both individually and in aggregate, totaling $25 million and $22 million as of December 31, 2024 and 2023, respectively. The Company purchased inventories or services from these investees and the purchase amounts were immaterial for the years ended December 31, 2024, 2023 and 2022.

Note 4 – Revenue

The following tables present revenue disaggregated by types of arrangements and segments:

	2024
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$8,375	$2,223	$53	$—	$10,651	$—	$10,651
Franchise fees and income	69	8	17	—	94	—	94
Revenues from transactions with franchisees	55	5	71	289	420	—	420
Other revenues	10	24	648	64	746	(608)	138
Total revenues	$8,509	$2,260	$789	$353	$11,911	$(608)	$11,303

	2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$8,116	$2,214	$61	$—	$10,391	$—	$10,391
Franchise fees and income	62	7	20	—	89	—	89
Revenues from transactions with franchisees	45	4	74	249	372	—	372
Other revenues	17	21	624	44	706	(580)	126
Total revenues	$8,240	$2,246	$779	$293	$11,558	$(580)	$10,978

2024 Form 10-K

	2022
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$7,120	$1,939	$51	$—	$9,110	$—	$9,110
Franchise fees and income	56	7	18	—	81	—	81
Revenues from transactions with franchisees	33	4	39	211	287	—	287
Other revenues	10	10	563	42	625	(534)	91
Total revenues	$7,219	$1,960	$671	$253	$10,103	$(534)	$9,569

Franchise Fees and Income

	2024	2023	2022
Initial fees, including renewal fees	$7	$6	$6
Continuing fees and rental income	87	83	75
Franchise fees and income	$94	$89	$81

Costs to Obtain Contracts

Costs to obtain contracts consist of license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs, as well as upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets in the Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $6 million at both December 31, 2024 and 2023.

Contract Liabilities

Contract liabilities at December 31, 2024 and 2023 were as follows:

	2024	2023
Contract liabilities
- Deferred revenue related to prepaid stored-value products	$144	$142
- Deferred revenue related to upfront franchise fees	43	37
- Deferred revenue related to customer loyalty programs	15	24
- Deferred revenue related to privilege membership programs	30	24
- Others	—	1
Total	$232	$228

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs, and customer loyalty programs is included in Accounts payable and other current liabilities in the Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of the year amounted to $109 million and $106 million in 2024 and 2023, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the years presented.

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

2024 Form 10-K

Note 5 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	2024	2023	2022
Net Income – Yum China Holdings, Inc.	$911	$827	$442
Weighted-average common shares outstanding (for basic calculation)(a)	388	416	421
Effect of dilutive share-based awards(a)	2	4	4
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	390	420	425
Basic Earnings Per Common Share	$2.34	$1.99	$1.05
Diluted Earnings Per Common Share	$2.33	$1.97	$1.04
Share-based awards excluded from the diluted EPS computation(b)	5	3	4
(a)
As a result of the separation, shares of Yum China common stock were distributed to YUM’s shareholders of record as of October 19, 2016 and were included in the calculated weighted-average common shares outstanding. Holders of outstanding YUM equity awards generally received both adjusted YUM awards and Yum China awards, or adjusted awards of either YUM or Yum China in their entirety. Any subsequent exercise of these awards, whether held by the Company’s employees or YUM’s employees, would increase the number of common shares outstanding. The incremental shares arising from outstanding equity awards are included in the computation of diluted EPS, if there is dilutive effect. See Note 13 for a further discussion of share-based compensation.
(b)
These outstanding SARs, RSUs and PSUs were excluded from the computation of diluted EPS because to do so would have been antidilutive for the years presented, or because certain PSUs are contingently issuable based on the achievement of performance and market conditions, which have not been met as of December 31, 2024, 2023 and 2022.

Note 6 – Other (Income) Expenses, net

	2024	2023	2022
Amortization of reacquired franchise rights(a)	$—	$2	$97
Others	(1)	(2)	(3)
Other (income) expenses, net	$(1)	$—	$94
(a)
As a result of the acquisition of Hangzhou KFC, Suzhou KFC and Wuxi KFC, $66 million, $61 million and $61 million of the purchase price were allocated to intangible assets related to reacquired franchise rights, respectively, which are being amortized over the remaining franchise contract period of 1 year, 2.4 years and 5 years. The above reacquired franchise rights were substantially amortized as of December 31, 2022.

Note 7 – Supplemental Balance Sheet Information

Accounts Receivable, net	2024	2023
Accounts receivable, gross	$80	$69
Allowance for doubtful accounts	(1)	(1)
Accounts receivable, net	$79	$68

Prepaid Expenses and Other Current Assets	2024	2023
VAT assets	$117	$91
Receivables from payment processors and aggregators	72	78
Interest receivables	48	46
Deposits, primarily lease deposits	22	25
Other prepaid expenses and current assets	107	99
Prepaid expenses and other current assets	$366	$339

2024 Form 10-K

PP&E	2024	2023
Buildings and improvements, and construction in progress	$3,156	$3,073
Finance leases, primarily buildings	80	68
Machinery and equipment	1,855	1,742
PP&E, gross	5,091	4,883
Accumulated depreciation	(2,684)	(2,573)
PP&E, net	$2,407	$2,310

Depreciation and amortization expense related to property, plant and equipment was $467 million, $442 million and $497 million in 2024, 2023 and 2022, respectively.

Equity Investments	2024	2023
Investment in equity method investees	$285	$287
Investment in equity securities	83	45
Equity investments	$368	$332

Other Assets	2024	2023
Land use right(a)	$107	$115
Long-term deposits, primarily lease deposits	97	94
Prepayment for acquisition of PP&E	27	28
VAT assets	8	6
Costs to obtain contracts	6	6
Others	11	16
Other assets	$256	$265
(a)
Amortization expense related to land use right was $4 million, $4 million and $5 million in 2024, 2023 and 2022, respectively.

Accounts Payable and Other Current Liabilities	2024	2023
Accounts payable	$801	$786
Operating lease liabilities	417	426
Accrued compensation and benefits	235	299
Contract liabilities	196	196
Accrued capital expenditures	192	226
Dividends payable	40	40
Accrued marketing expenses	33	51
Other current liabilities	166	140
Accounts payable and other current liabilities	$2,080	$2,164

Other Liabilities	2024	2023
Contract liabilities	$36	$32
Accrued income tax payable	23	39
Other non-current liabilities	98	86
Other liabilities	$157	$157

2024 Form 10-K

Note 8 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2022
Goodwill, gross	$2,379	$1,893	$19	$467
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$1,988	$1,893	$19	$76
Goodwill acquired(b)	1	1	—	—
Effect of currency translation adjustments	(57)	(54)	(1)	(2)
Balance as of December 31, 2023
Goodwill, gross	2,323	1,840	18	465
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$1,932	$1,840	$18	$74
Effect of currency translation adjustments	(52)	(50)	—	(2)
Balance as of December 31, 2024
Goodwill, gross	2,271	1,790	18	463
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$1,880	$1,790	$18	$72
(a)
Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.
(b)
Goodwill acquired resulted from the acquisition of restaurants from our existing franchisees during 2023, which was immaterial.

Intangible assets, net as of December 31, 2024 and 2023 are as follows:

	2024				2023
	Gross Carrying Amount(a)	Accumulated Amortization(a)	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$262	$(259)	$—	$3	$268	$(265)	$—	$3
Huang Ji Huang franchise related assets	20	(5)	—	15	21	(4)	—	17
Daojia platform	9	(2)	(7)	—	16	(4)	(12)	—
Customer-related assets	11	(10)	(1)	—	12	(10)	(2)	—
Other	8	(5)	—	3	9	(6)	—	3
	$310	$(281)	$(8)	$21	$326	$(289)	$(14)	$23
Indefinite-lived intangible assets
Little Sheep trademark	$49	$—	$—	$49	$51	$—	$—	$51
Huang Ji Huang trademark	74	—	—	74	76	—	—	76
	$123	$—	$—	$123	$127	$—	$—	$127

Total intangible assets	$433	$(281)	$(8)	$144	$453	$(289)	$(14)	$150
(a)
Changes in gross carrying amount and accumulated amortization include the effect of currency translation adjustments.
(b)
Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense for finite-lived intangible assets was $2 million in 2024, $4 million in 2023 and $99 million in 2022. The decrease in amortized expense for finite-lived intangible assets in 2024 and 2023 was primarily due to certain reacquired franchise rights being substantially amortized as of December 31, 2022 (See Note 6 for details). Amortization expense for finite-lived intangible assets is expected to approximate $2 million in each of 2025, 2026, 2027, 2028 and 2029.

2024 Form 10-K

Note 9 – Credit Facilities and Short-term Borrowings

As of December 31, 2024, the Company had credit facilities of RMB8,790 million (approximately $1,204 million), comprised of onshore credit facilities in the aggregate amount of RMB6,600 million (approximately $904 million), offshore credit facilities in the aggregate amount of $100 million and a credit facility of $200 million that can be used for either onshore or offshore.

The credit facilities had remaining terms ranging from less than one year to three years as of December 31, 2024. Our credit facilities mainly include term loans, overdrafts, letters of credit, banker’s acceptance notes and bank guarantees. The credit facilities in general bear interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreements. As of December 31, 2024 and 2023, we had outstanding short-term bank borrowings of $127 million and $168 million, respectively, mainly to manage working capital at our operating subsidiaries, which were secured by short-term investments of nil and $79 million, respectively. The RMB denominated bank borrowings bear a weighted-average interest rate of 1.7% for both of the years ended December 31, 2024 and 2023, and are due within one year from their issuance dates. As of December 31, 2024, we also had outstanding bank guarantees of RMB258 million (approximately $35 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants. Our credit facilities were therefore reduced by outstanding short-term bank borrowings, adjusted for unamortized interest and collateral, and outstanding guarantees. As of December 31, 2024, the Company had unused credit facilities of approximately $1,041 million.

Note 10 – Leases

As of December 31, 2024, we leased over 13,800 properties in China for our Company-owned restaurants. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant profit is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	2024/12/31	2023/12/31	Account Classification
Assets
Operating lease right-of-use assets	$2,146	$2,217	Operating lease right-of-use assets
Finance lease right-of-use assets	46	41	PP&E
Total leased assets(a)	$2,192	$2,258

Liabilities
Current
Operating lease liabilities	$417	$426	Accounts payable and other current liabilities
Finance lease liabilities	5	5	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,816	1,899	Non-current operating lease liabilities
Finance lease liabilities	49	44	Non-current finance lease liabilities
Total lease liabilities	$2,287	$2,374

2024 Form 10-K

Summary of Lease Cost				Account Classification
	2024	2023	2022

Operating lease cost	$518	$517	$564	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	5	5	4	Occupancy and other operating expenses
Interest on lease liabilities	3	2	2	Interest expense, net
Variable lease cost(b)	420	402	303	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	13	15	12	Occupancy and other operating expenses or G&A
Sub-lease income	(19)	(21)	(23)	Franchise fees and income or Other revenues
Total lease cost	$940	$920	$862
(a)
As of December 31, 2024, excluding the impact of foreign currency translation, right-of-use (“ROU”) assets decreased, primarily due to the amortization of assets relating to existing leases with fixed lease payments and a higher portion of our leases with variable lease payments. The decrease of lease liabilities was consistent with the decrease of ROU assets.
(b)
The Company was granted $11 million and $39 million in lease concessions from landlords related to the effects of the COVID-19 pandemic for the years ended December 31, 2023 and 2022, respectively. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff question-and-answer document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted. The Company was no longer granted such lease concession beginning in 2024.

Supplemental Cash Flow Information
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$516	$531	$549
Operating cash flows from finance leases	3	2	2
Financing cash flows from finance leases	5	5	4
Right-of-use assets obtained in exchange for lease liabilities(c):
Operating leases	$379	$456	$191
Finance leases	11	7	10
(c)
This supplemental non-cash disclosure for ROU assets obtained in exchange for lease liabilities includes an increase in lease liabilities associated with obtaining new ROU assets of $400 million, $451 million and $344 million for the years ended December 31, 2024, 2023 and 2022, respectively, as well as adjustments to lease liabilities or ROU assets due to modification or other reassessment events, which resulted in a decrease of $10 million, an increase of $12 million, and a decrease of $143 million in lease liabilities for the years ended December 31, 2024, 2023 and 2022, respectively.

Lease Term and Discount Rate	2024	2023
Weighted-average remaining lease term (years)
Operating leases	6.9	7.1
Finance leases	10.8	10.9

Weighted-average discount rate
Operating leases	4.5%	4.9%
Finance leases	4.7%	5.0%

2024 Form 10-K

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of December 31, 2024 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
2025	$501	$7	$508
2026	434	7	441
2027	383	7	390
2028	320	7	327
2029	252	7	259
Thereafter	717	34	751
Total undiscounted lease payment	2,607	69	2,676
Less: imputed interest(d)	374	15	389
Present value of lease liabilities	$2,233	$54	$2,287
(d)
As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of December 31, 2024, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $86 million. These leases will commence between 2025 and 2026 with lease terms of 1 year to 20 years.

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

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term bank deposits and notes, and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. No transfers among the levels within the fair value hierarchy occurred in 2024 and 2023.

2024 Form 10-K

		Fair Value Measurement or Disclosure at December 31, 2024
	Balance at December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$145		$145
Fixed income debt securities(a)	196		196
Money market funds	30	30
Total cash equivalents	371	30	341	—
Short-term investments:
Time deposits	1,017		1,017
Structured deposits	90		90
Variable return investments	14	14
Total short-term investments	1,121	14	1,107	—
Long-term bank deposits and notes
Time deposits	554		554
Fixed income bank notes	534		534
Total long-term bank deposits and notes	1,088		1,088
Equity investments:
Investment in equity securities	83	83
Total	$2,663	$127	$2,536	$—

		Fair Value Measurement or Disclosure at December 31, 2023
	Balance at December 31, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$293		$293
Fixed income debt securities(a)	14	14
Money market funds	11	11
Total cash equivalents	318	25	293	—
Short-term investments:
Time deposits	1,113		1,113
Fixed income debt securities(a)	200		200
Structured deposits	138		138
Variable return investments	21	21
Total short-term investments	1,472	21	1,451	—
Long-term bank deposits and notes
Time deposits	903		903
Fixed income bank notes	362		362
Total long-term bank deposits and notes	1,265		1,265
Equity investments:
Investment in equity securities	45	45
Total	$3,100	$91	$3,009	$—

(a)
Classified as held-to-maturity investments and measured at amortized cost.

The Company is required to place bank deposits or purchase insurance to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements. $60 million of time deposits in Long-term bank deposits and notes were restricted for use as of December 31, 2024, and $21 million of time deposits in Short-term investments and $28 million of time deposits in Long-term bank deposits and notes were restricted for use as of December 31, 2023.

2024 Form 10-K

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

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the years ended December 31, 2024, 2023 and 2022. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective year-end dates.

	2024	2023	2022	Account Classification

Restaurant-level impairment(a)	$18	$20	$24	Closures and impairment expenses, net

(a)
Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted mainly from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. After considering the impairment charges recorded during the corresponding years, the fair value of such assets as of the relevant measurement date was $51 million, $68 million and $97 million during the years ended December 31, 2024, 2023 and 2022, respectively.

Note 12 – Retirement Plans

For executives who were hired or re-hired after September 30, 2001, YUM has implemented the YUM LRP. This is an unfunded, unsecured account-based retirement plan which allocates a percentage of pay to an account payable to the executive following the executive’s separation of employment from YUM or attainment of age 55. The Company adopted the YCHLRP upon separation while the assets and liabilities associated with these employees under YUM LRP were transferred to YCHLRP. YCHLRP will continue to be in effect until terminated by the Company’s Board of Directors. The terms of the YCHLRP are substantially similar to the terms of the YUM LRP. Under the YCHLRP, certain executives who are at least age 21, who are classified as salary level 12, who are not eligible to participate in a tax-qualified defined benefit plan, and who satisfy certain additional requirements as to work location and assignment, are eligible to participate in the YCHLRP if selected for participation by the Company. The YCHLRP is an unfunded, unsecured account-based retirement plan that allocates a percentage of pay to an account payable to an executive following the later to occur of the executive’s separation of employment from the Company or attainment of age 55. Under the YCHLRP, participants aged 55 or older are entitled to a lump sum distribution of their account balance on the last day of the calendar quarter that occurs on or follows their separation of employment. The liabilities attributable to our employees under the YCHLRP were insignificant as of December 31, 2024 and 2023.

YUM offers certain of the Company’s employees and executives working in China retirement benefits under defined contribution plans, through which YUM provides a Company-funded contribution ranging from 5% to 10% of the base salary. The Company adopted the same plans after the separation. Under the plans, participants will receive a lump sum equal to a percentage of the Company’s contributions inclusive of investment return upon termination. This percentage is generally based on a vesting schedule that provides participants with a vested 30% interest upon completion of a minimum of 3 years of service, and an additional 10% vested interest for each additional completed year, up to a maximum of 100%. The Company's contribution amount to the plans for the years ended December 31, 2024, 2023 and 2022 was immaterial.

2024 Form 10-K

As stipulated by Chinese state regulations, the Company participates in a government-sponsored defined contribution retirement plan. Substantially all employees are entitled to an annual pension equal to a fixed proportion of the average basic salary amount of the geographical area of their last employment at their retirement date. We are required to make contributions to the local social security bureau between 13% and 20% of the previous year’s average basic salary amount of the geographical area where the employees are under our employment. Contributions are recorded in the Consolidated Statements of Income as they become payable. We have no obligation for the payment of pension benefits beyond the annual contributions as set out above. In 2022, in relation to effect of the COVID-19 pandemic, the Company also recorded one-time relief of enterprise social security contributions as a reduction to related expense (See Note 2 for additional information about our government subsidies). The Company contributed $239 million, $230 million and $183 million to the government-sponsored plan for the year ended December 31, 2024, 2023 and 2022, respectively.

Note 13 – Share-Based Compensation

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

Similar to the 2016 Plan, potential awards to employees and non-employee directors under the 2022 Plan include stock options, incentive options, SARs, common stock, restricted stock, RSUs, performance shares, PSUs, and cash incentive awards. While awards under the 2016 and 2022 Plan can have varying vesting provisions and exercise periods, outstanding awards generally vest in periods ranging from three to four years. Stock options and SARs expire 10 years after grant.

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

Award Valuation

Stock Options and SARs

The Company estimated the fair value of each stock option and SAR award granted to the Company’s employees as of the date of grant, using the BS model with the following assumptions:

	2024	2023	2022
Risk-free interest rate	4.1%	3.9%	1.6%
Expected term (years)	6.50	6.50	6.25
Expected volatility	36.2%	36.3%	32.4%
Expected dividend yield	1.6%	0.8%	1.0%

2024 Form 10-K

Stock options and SAR awards granted to employees typically have a graded vesting schedule of 25% per year over four years and expire 10 years after grant. The Company uses a single weighted-average term for awards that have a graded vesting schedule and determined average terms of exercise based on analysis of the historical exercise and post-vesting termination behavior. Forfeitures were estimated based on historical experience. Historical data used to estimate the expected term and forfeiture rate include data associated with the Company’s employees who were granted share-based awards by YUM prior to the separation.

For those awards granted by the Company after the separation, the Company considered the historical volatility of the Company’s common stock, as well as historical price volatility of the publicly traded shares of common stock of comparable companies in the same business as the Company. The dividend yield was estimated based on the Company’s dividend policy at the time of the grant.

RSUs

RSU awards generally vest over three to four years, with either cliff vesting or graded vesting on anniversary dates. The fair values of RSU awards are based on the closing price of the Company’s stock on the date of grant.

PSUs

The Company grants PSUs that cliff vest only if threshold performance goals are achieved over a performance period, with the payout ranging from 0% to 200% of the target number of shares. These PSU awards are based on the achievement of one or more performance goals, including stock price, relative total shareholder return against selected indices or the constituents of the indices, sales growth, profitability, and strategic imperative.

In February 2020, the Company’s Board of Directors granted a special award of PSUs (“Partner PSU Awards”) to select employees who were deemed critical to the Company’s execution of its strategic operating plan under the 2016 Plan. These Partner PSU Awards are subject to market and performance conditions, and will cliff vest only if threshold performance goals are achieved over a four-year performance period, with the payout ranging from 0% to 200% of the target number of shares. These awards vested as of December 31, 2023 with a payout in the first quarter of 2024.

The fair value of PSU awards with performance conditions was determined based on the closing price of the Company’s stock on the date of the grant. The fair value of PSU awards with market conditions was determined based on the outcome of the MCS model with the following assumptions:

	2024	2023	2022
Risk-free interest rate	4.1%	4.2%	1.8%
Expected volatility	38.8%	39.3%	30.8%

Compensation costs associated with PSU awards are recognized on a straight-line basis over the performance period when performance conditions are probable of being achieved, adjusted for estimated forfeiture rate.

Others

Commencing from November 11, 2016, Yum China also granted annual awards of common stock to non-employee directors for their service on Yum China’s Board of Directors. The fair value of these awards is based on the closing price of the Company’s common stock on the date of grant. The shares were issued outright to the directors on the date of grant, with no conditions attached. Therefore, the fair value of the awards was fully recognized as expenses upon grant. For the years ended December 31, 2024, 2023 and 2022, the Company recognized in full the grant-date fair value of $3.2 million, $2.7 million and $2.1 million, respectively, in the Consolidated Statements of Income and issued a total of 86,972, 45,843 and 47,820 shares of Yum China common stock, respectively.

2024 Form 10-K

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of 2024	8,471		$37.16
Granted	416		39.65
Exercised	(1,445)	(a)	24.47
Forfeited or expired	(352)		49.45
Outstanding at the end of 2024	7,090	(b)	39.28	4.27	$77
Exercisable at the end of 2024	5,918		37.14	3.58	73

(a)
During the year ended December 31, 2024, 87,077 stock options held by employees of YUM were exercised with weighted-average exercise prices of $21.66 and our outstanding awards at the end of 2024 include SARs only.
(b)
Outstanding awards represent Yum China’s SAR awards held by employees of both the Company and YUM.

The weighted-average grant-date fair value of SARs granted in 2024, 2023 and 2022 was $14.55, $24.67 and $15.55, respectively. The total intrinsic value of SARs exercised by the Company’s employees during the years ended December 31, 2024, 2023 and 2022 was $17 million, $25 million and $22 million, respectively.

As of December 31, 2024, $12 million of unrecognized compensation cost related to unvested SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.52 years. The total fair value at grant date of awards held by the Company’s employees that vested during 2024, 2023 and 2022 was $13 million, $15 million and $16 million, respectively.

RSUs

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested at the beginning of 2024	1,167	$57.44
Granted	729	40.47
Vested	(550)	57.90
Forfeited or expired	(81)	52.73
Unvested at the end of 2024	1,265	47.76

The weighted-average grant-date fair value of RSUs granted in 2024, 2023 and 2022 was $40.47, $61.17 and $50.11, respectively. As of December 31, 2024, $38 million of unrecognized compensation cost related to 1,265,250 unvested RSUs, which will be reduced by any forfeiture that occurs, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.64 years. The total fair value at grant date of awards that vested during 2024, 2023 and 2022 was $32 million, $8 million and $7 million, respectively.

PSUs

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested at the beginning of 2024	268	$69.05
Granted	216	44.52
Vested	(59)	68.19
Forfeited	(25)	67.38
Unvested at the end of 2024	400	56.05

2024 Form 10-K

The weighted-average grant-date fair value of PSUs granted in 2024, 2023 and 2022 was $44.52, $71.01 and $61.33, respectively. As of December 31, 2024, $10 million of unrecognized compensation cost related to 399,648 unvested PSUs, which will be reduced by any forfeiture that occurs and adjusted based on the Company’s achievement of performance goals, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.55 years. The total fair value at grant date of awards that vested during 2024, 2023 and 2022 was $4 million, $41 million and $5 million, respectively.

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

Impact on Net Income

Share-based compensation expense was $41 million, $64 million and $42 million for 2024, 2023 and 2022, respectively. Deferred tax benefits and tax benefits realized on our tax returns from tax deductions associated with share-based compensation were immaterial in each of 2024, 2023 and 2022.

Note 14 – Equity

Immediately after the separation on October 31, 2016, Yum China authorized capital stock consisted of 1,000 million shares of common stock, par value $0.01 per share, and 364 million shares of Yum China common stock were issued and outstanding. As of December 31, 2024, 379 million shares of Yum China common stock were issued and 378 million shares were outstanding.

Share Repurchase and Retirement

The Company repurchased 31.3 million shares of common stock for $1,242 million, 12.4 million shares of common stock for $617 million and 10.5 million shares of common stock for $466 million, excluding transaction costs and excise tax, for the years ended December 31, 2024, 2023 and 2022, respectively. On November 4, 2024, our Board of Directors increased the share repurchase authorization by $1 billion to an aggregate of $4.4 billion, of which $1.3 billion remained available as of December 31, 2024.

Of the shares repurchased for the year ended December 31, 2024, 30.0 million shares were retired and resumed the status of authorized and unissued shares of common stock, and 1.3 million shares repurchased on the HKEX were retired subsequent to December 31, 2024 and included in Treasury stock in the Consolidated Financial Statements. As of December 31, 2023, all shares repurchased were retired and resumed the status of authorized and unissued shares of common stock.

The Inflation Reduction Act of 2022 (“IRA”), which is discussed further in Note 15, imposes an excise tax of 1% on net share repurchases that occur after December 31, 2022. Excise tax on net share repurchases, which was recognized as part of the cost of the shares repurchased, amounted to $12 million and $6 million for the years ended December 31, 2024 and 2023, respectively.

Cash Dividend

On October 4, 2017, the Board of Directors approved a regular quarterly cash dividend program, and we have paid a quarterly cash dividend on Yum China’s common stock since the fourth quarter of 2017, except for the second and third quarters of 2020 due to the unprecedented effects of the COVID-19 pandemic. Cash dividends totaling $248 million, $216 million and $202 million were paid to stockholders in 2024, 2023 and 2022, respectively.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The Company’s Other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 and AOCI balances as of December 31, 2024 and 2023 were comprised solely of foreign currency translation adjustments. Other comprehensive loss was $130 million, $146 million and $431 million for the years ended December 31, 2024, 2023 and 2022, respectively. The accumulated balances reported in AOCI in the Consolidated Balance Sheets for currency translation adjustments were a net loss of $341 million and $229 million as of December 31, 2024 and 2023, respectively. There was no tax effect related to the components of Other comprehensive income (loss) for all years presented.

2024 Form 10-K

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

As a result of these Chinese laws and regulations subject to the limit discussed above that require annual appropriations of 10% of after-tax income to be set aside, prior to payment of dividends as general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets including paid-in capital and the statutory reserves of the Company’s PRC subsidiaries were approximately $1 billion as of December 31, 2024.

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

Note 15 – Income Taxes

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

In December 2022, a refined Foreign Sourced Income Exemption (“FSIE”) regime was published in Hong Kong and took effect from January 1, 2023. Under the new FSIE regime, certain foreign sourced income would be deemed as being sourced from Hong Kong and chargeable to Hong Kong Profits Tax, if the recipient entity fails to meet the prescribed exception requirements. Certain dividends, interests, and disposal gains, if any, received by us and our Hong Kong subsidiaries may be subject to the new tax regime. Based on our preliminary analysis, this legislation did not have a material impact on our financial statements. The Company will monitor the developments and continue to evaluate the impact, if any.

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

2024 Form 10-K

U.S. and foreign income (loss) before taxes are set forth below:

	2024	2023	2022
U.S.	$28	$42	$7
Mainland China	1,219	1,165	686
Other Foreign	84	19	(6)
	$1,331	$1,226	$687

The details of our income tax provision are set forth below:

		2024	2023	2022
Current:	Federal	$10	$14	$5
	Foreign	353	325	222
		$363	$339	$227

Deferred:	Federal	$8	$(11)	$(6)
	Foreign	(15)	1	(14)
		$(7)	$(10)	$(20)
		$356	$329	$207

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2024		2023		2022
U.S. federal statutory rate	$280	21.0%	$257	21.0%	$144	21.0%
Statutory rate differential attributable to foreign operations	51	4.0	49	4.0	31	4.5
Withholding tax on distributable earnings	36	2.7	36	2.9	28	4.1
Effect of preferential tax benefit	(15)	(1.1)	(15)	(1.2)	(5)	(0.7)
Adjustments to reserves and prior years	(1)	(0.1)	(3)	(0.3)	(3)	(0.6)
Change in valuation allowances	(1)	(0.1)	4	0.3	9	1.3
Other, net	6	0.3	1	0.2	3	0.5
Effective income tax rate	$356	26.7%	$329	26.9%	$207	30.1%

Statutory rate differential attributable to foreign operations. This item includes local taxes and shareholder-level taxes, net of foreign tax credits. A majority of our income is earned in China, which is generally subject to a 25% tax rate. The negative impact in 2024, 2023 and 2022 is primarily due to the U.S. federal statutory rate of 21%, which is lower than China’s statutory income tax rate.

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

Others. This item primarily includes the impact of permanent differences related to current year earnings, as well as U.S. tax credits and deductions.

2024 Form 10-K

The details of 2024 and 2023 deferred tax assets (liabilities) are set forth below:

	2024			2023
	Assets	Liabilities	Total	Assets	Liabilities	Total
Operating losses and tax credit carryforwards	$37	$—	$37	$42	$—	$42
Tax benefit from Little Sheep restructuring	14	—	14	14	—	14
Employee compensation and benefits	10	—	10	12	—	12
Deferred income and other	119	—	119	112	—	112
Lease	578	(538)	40	600	(556)	44
Property, plant and equipment	—	(145)	(145)	—	(144)	(144)
Intangible assets	—	(36)	(36)	—	(38)	(38)
Gain from re-measurement of equity interest upon acquisition	—	(214)	(214)	—	(219)	(219)
Withholding tax on distributable earnings	—	(17)	(17)	—	(33)	(33)
Unrealized gains from equity securities	—	(9)	(9)	—	(1)	(1)
Others	9	(4)	5	8	—	8
Valuation Allowance	(55)	—	(55)	(58)	—	(58)
Net deferred tax assets (liabilities)	$712	(963)	$(251)	$730	(991)	$(261)

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. Except for the planned but yet to be distributed earnings, we have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31, 2017 was subject to the one-time transition tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes. We estimate that our total temporary difference for which we have not provided foreign withholding taxes is approximately $3 billion at December 31, 2024. The foreign withholding tax rate on this amount is 5% or 10% depending on the manner of repatriation and the applicable tax treaties or tax arrangements.

At December 31, 2024, the Company had operating loss carryforwards of $156 million, primarily related to certain underperforming entities, most of which will expire by 2029. These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income.

Cash payments for tax liabilities on income tax returns filed were $393 million, $324 million and $204 million in 2024, 2023 and 2022, respectively.

We recognize the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023
Beginning of Year	$20	$21
Additions on tax positions	4	5
Reductions due to statute expiration	(5)	(6)
End of Year	$19	$20

2024 Form 10-K

In 2024 and 2023, our unrecognized tax benefits were increased by $4 million and $5 million, respectively. The unrecognized tax benefits balance of $19 million as of December 31, 2024 related to the uncertainty with regard to the deductibility of certain business expenses incurred, all of which, if recognized upon audit settlement or statute expiration, would affect the effective tax rate. The Company believes it is reasonably possible its unrecognized tax benefits of $19 million as of December 31, 2024, which is included in Other liabilities on the Consolidated Balance Sheet, may decrease by approximately $5 million in the next 12 months, which if recognized, would affect the 2025 effective tax rate. The accrued interest and penalties related to income taxes at December 31, 2024 and 2023 are set forth below:

	2024	2023
Accrued interest and penalties	$4	$4

During 2024, 2023 and 2022, a net benefit of nil, nil and $1 million for interest and penalties was recognized in our Consolidated Statements of Income as components of our income tax provision, respectively.

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

2024 Form 10-K

Note 16 – Segment Reporting

The Company has two reportable segments: KFC and Pizza Hut. Our non-reportable operating segments, including the operations of Lavazza, Huang Ji Huang, Little Sheep and Taco Bell (and for 2022, also including COFFii & JOY and East Dawning), our delivery operating segment and our e-commerce business, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. The Company’s chief operating decision maker (“CODM”) is the chief executive officer, who reviews the financial information of each operating segment when making decisions about allocating resources and assessing the performance of the segment.

	2024
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated

Revenue from external customers	$8,509	$2,260	$181		$353	(b)	$11,303	$—	$11,303
Inter-segment revenue(c)	—	—	608		—		608	(608)	—
	8,509	2,260	789		353		11,911	(608)	11,303

Less:
Food and paper	2,645	727	15		—		3,387	—	3,387
Payroll and employee benefits	2,146	628	15		—		2,789	(2)	2,787
Occupancy and other operating expenses	2,170	600	28		—		2,798	—	2,798
General and administrative expenses	248	110	37		173		568	—	568
Franchise expenses	32	4	1		—		37	—	37
Expenses for transactions with franchisees	49	4	65		286	(b)	404	—	404
Other operating costs and expenses	8	22	635	(c)	63		728	(606)	122
Closures and impairment expenses, net	19	12	8		—		39	—	39
Other (income), net	—	—	—		(1)		(1)	—	(1)

Operating Profit (Loss)	1,192	153	(15)		(168)		1,162	—	1,162

Interest income, net(a)					129				129
Investment gain(a)					40				40
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$1,331

	2023
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated

Revenue from external customers	$8,240	$2,246	$199		$293	(b)	$10,978	$—	$10,978
Inter-segment revenue(c)	—	—	580		—		580	(580)	—
	8,240	2,246	779		293		11,558	(580)	10,978

Less:
Food and paper	2,512	692	20		—		3,224	—	3,224
Payroll and employee benefits	2,057	649	21		—		2,727	(2)	2,725
Occupancy and other operating expenses	2,107	610	35		—		2,752	—	2,752
General and administrative expenses	263	118	43		214		638	—	638
Franchise expenses	31	4	1		—		36	—	36
Expenses for transactions with franchisees	39	4	67		246	(b)	356	—	356
Other operating costs and expenses	15	19	614	(c)	42		690	(578)	112
Closures and impairment expenses, net	12	8	9		—		29	—	29
Other expenses (income), net	2	—	—		(2)		—	—	—

Operating Profit (Loss)	1,202	142	(31)		(207)		1,106	—	1,106

Interest income, net(a)					169				169
Investment loss(a)					(49)				(49)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$1,226

2024 Form 10-K

	2022
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated

Revenue from external customers	$7,219	$1,960	$155		$235	(b)	$9,569	$—	$9,569
Inter-segment revenue(c)	—	—	516		18		534	(534)	—
	7,219	1,960	671		253		10,103	(534)	9,569

Less:
Food and paper	2,208	612	16		—		2,836	—	2,836
Payroll and employee benefits	1,797	572	21		—		2,390	(1)	2,389
Occupancy and other operating expenses	1,994	577	33		—		2,604	—	2,604
General and administrative expenses	254	110	46		184		594	—	594
Franchise expenses	29	4	1		—		34	—	34
Expenses for transactions with franchisees	30	3	35		211	(b)	279	—	279
Other operating costs and expenses	7	8	557	(c)	39		611	(533)	78
Closures and impairment expenses, net	16	4	12		—		32	—	32
Other expenses (income), net	97	—	—		(3)		94	—	94

Operating Profit (Loss)	787	70	(50)		(178)		629	—	629

Interest income, net(a)					84				84
Investment loss(a)					(26)				(26)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$687

	Depreciation and Amortization
	2024	2023	2022
KFC	$337	$319	$460
Pizza Hut	94	93	108
All Other Segments	8	9	10
Corporate and Unallocated	37	32	24
	$476	$453	$602

	Impairment Charges
	2024	2023	2022
KFC(d)	$27	$18	$31
Pizza Hut(d)	13	10	9
All Other Segments(d)	9	9	11
	$49	$37	$51

	Capital Spending
	2024	2023	2022
KFC	$383	$358	$327
Pizza Hut	111	113	116
All Other Segments	3	18	16
Corporate and Unallocated	208	221	220
	$705	$710	$679

2024 Form 10-K

	Total Assets
	2024	2023
KFC	$5,334	$5,371
Pizza Hut	914	904
All Other Segments	300	347
Corporate and Unallocated(e)	4,573	5,409
	$11,121	$12,031
(a)
Amounts have not been allocated to any segment for performance reporting purposes.
(b)
Amounts from corporate and unallocated primarily include revenues and associated expenses of transactions with franchisees derived from the Company’s central procurement model whereby the Company centrally purchases substantially all food and paper products from suppliers then sells and delivers to KFC and Pizza Hut restaurants, including franchisees. Amounts have not been allocated to any segment for purposes of making operating decisions or assessing financial performance as the transactions are deemed corporate revenues and expenses in nature.
(c)
Primarily includes revenues and associated costs generated from the delivery services that were provided to our Company-owned restaurants.
(d)
Primarily includes store closure impairment charges and restaurant-level impairment charges resulting from our semi-annual impairment evaluation. See Note 11 for more information.
(e)
Primarily includes cash and cash equivalents, short-term investments, long-term bank deposits and notes, equity investments, and inventories that are centrally managed and PP&E that are not specifically identifiable within each segment.

As substantially all of the Company’s revenue is derived from the PRC and substantially all of the Company’s long-lived assets are located in the PRC, no geographical information is presented. In addition, revenue derived from and long-lived assets located in the U.S., the Company’s country of domicile, are immaterial.

Note 17 – Contingencies

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

2024 Form 10-K

Indemnification of Officers and Directors

The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that require the Company to indemnify directors or officers for monetary damages for actions taken as a director or officer of the Company or while serving at the Company’s request as a director or officer or another position at another corporation or enterprise, as the case may be. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s bylaws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero as of December 31, 2024.

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

Note 18 – Subsequent Events

Cash Dividend

On February 5, 2025, the Company announced that the Board of Directors declared a cash dividend of $0.24 per share on Yum China’s common stock, payable on March 27, 2025, to stockholders of record as of the close of business on March 6, 2025. Total estimated cash dividend payable is approximately $90 million.

2024 Form 10-K

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

KPMG Huazhen LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2024 and has issued their report, included herein.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2024.

Item 9B. Other Information.

During the quarter ended December 31, 2024, none of the Company’s officers (as defined in Rule 16a-1(f) under the Exchange Act, as amended) or directors adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

2024 Form 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding the Company’s Audit Committee and the Audit Committee financial expert, the Company’s code of conduct and background of the directors appearing under the captions “Governance of the Company” and “Election of Directors” is incorporated herein by reference to the 2025 Proxy Statement. The Company has adopted insider trading policies governing the purchase, sale, and/or other dispositions of the Company’s Shares by the Company, directors, officers, and restricted persons, which we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. Such policies are filed as exhibits 19.1 through 19.3 to this Form 10-K.

Information regarding executive officers of the Company is incorporated by reference from Part I of this Form 10-K.

Item 11. Executive Compensation.

Information regarding executive and director compensation and the Company’s Compensation Committee appearing under the captions “Executive Compensation”, “2024 Director Compensation” and “Governance of the Company” is incorporated herein by reference to the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated herein by reference to the 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated herein by reference to the 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Approval and Ratification of Independent Auditors” is incorporated herein by reference to the 2025 Proxy Statement.

2024 Form 10-K

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

2024 Form 10-K

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

2024 Form 10-K

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

10.17

Employment Letter, effective September 16, 2019, by and between Yum China Holdings, Inc. and Andy Yeung (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.'s Current Report on Form 8-K filed on September 6, 2019). †

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

2024 Form 10-K

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

19.1	Yum China Holdings, Inc.’s Policy Regarding Transactions in Securities by Directors.*

19.2	Yum China Holdings, Inc.’s Policy Regarding Transactions in Securities by Executive Officers.*

19.3	Yum China Holdings, Inc.’s Policy Regarding Transactions in Securities by Restricted Persons.*

21.1	Subsidiaries of Yum China Holdings, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

2024 Form 10-K

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	Yum China Holdings, Inc.’s Clawback Policy (incorporated by reference to Exhibit 97.l to Yum China Holdings, Inc.’s Annual Report on Form 10-K filed on February 29, 2024).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbases Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document *

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

2024 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUM CHINA HOLDINGS, INC.

	By:	/s/ Joey Wat
Joey Wat
Chief Executive Officer
Date: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joey Wat	Chief Executive Officer and Director	February 27, 2025
Joey Wat	(principal executive officer)

/s/ Adrian Ding	Acting Chief Financial Officer	February 27, 2025
Adrian Ding	(principal financial officer)

/s/ Xueling Lu	Controller	February 27, 2025
Xueling Lu	(controller and principal accounting officer)

/s/ Robert B. Aiken	Director	February 27, 2025
Robert B. Aiken

/s/ Peter A. Bassi	Director	February 27, 2025
Peter A. Bassi

/s/ Mikel A. Durham	Director	February 27, 2025
Mikel A. Durham

/s/ Edouard Ettedgui	Director	February 27, 2025
Edouard Ettedgui

/s/ David Hoffmann	Director	February 27, 2025
David Hoffmann

/s/ Fred Hu	Director	February 27, 2025
Fred Hu

/s/ Ruby Lu	Director	February 27, 2025
Ruby Lu

/s/ Zili Shao	Director	February 27, 2025
Zili Shao

/s/ William Wang	Director	February 27, 2025
William Wang

/s/ Min (Jenny) Zhang	Director	February 27, 2025
Min (Jenny) Zhang

/s/ Christina Xiaojing Zhu	Director	February 27, 2025
Christina Xiaojing Zhu

2024 Form 10-K