Form 10-Q
period 2025-03-31
Yum China Holdings, Inc.
filed 2025-05-09
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock as of May 2, 2025 was 373,323,567 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended
Revenues	3/31/2025	3/31/2024
Company sales	$2,801	$2,794
Franchise fees and income	27	25
Revenues from transactions with franchisees	121	107
Other revenues	32	32
Total revenues	2,981	2,958
Costs and Expenses, Net
Company restaurants
Food and paper	874	896
Payroll and employee benefits	719	708
Occupancy and other operating expenses	688	697
Company restaurant expenses	2,281	2,301
General and administrative expenses	138	140
Franchise expenses	11	10
Expenses for transactions with franchisees	117	104
Other operating costs and expenses	29	29
Closures and impairment expenses, net	6	1
Other income, net	—	(1)
Total costs and expenses, net	2,582	2,584
Operating Profit	399	374
Interest income, net	26	38
Investment gain	3	8
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	428	420
Income tax provision	(119)	(113)
Equity in net earnings (losses) from equity method investments	4	—
Net income – including noncontrolling interests	313	307
Net income – noncontrolling interests	21	20
Net Income – Yum China Holdings, Inc.	$292	$287
Weighted-average common shares outstanding (in millions):
Basic	376	401
Diluted	378	403
Basic Earnings Per Common Share	$0.78	$0.72
Diluted Earnings Per Common Share	$0.77	$0.71

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended
	3/31/2025	3/31/2024
Net income – including noncontrolling interests	$313	$307
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	27	(81)
Comprehensive income – including noncontrolling interests	340	226
Comprehensive income – noncontrolling interests	25	10
Comprehensive Income – Yum China Holdings, Inc.	$315	$216

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended
	3/31/2025	3/31/2024
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$313	$307
Depreciation and amortization	109	117
Non-cash operating lease cost	99	101
Closures and impairment expenses	6	1
Investment gain	(3)	(8)
Equity in net (earnings) losses from equity method investments	(4)	—
Distributions of income received from equity method investments	4	2
Deferred income taxes	2	—
Share-based compensation expense	9	10
Changes in accounts receivable	(2)	(3)
Changes in inventories	78	74
Changes in prepaid expenses, other current assets and value-added tax assets	25	(8)
Changes in accounts payable and other current liabilities	(179)	(136)
Changes in income taxes payable	61	73
Changes in non-current operating lease liabilities	(101)	(100)
Other, net	35	12
Net Cash Provided by Operating Activities	452	442
Cash Flows – Investing Activities
Capital spending	(137)	(189)
Purchases of short-term investments, long-term bank deposits and notes	(1,838)	(268)
Maturities of short-term investments, long-term bank deposits and notes	1,916	555
Acquisition of equity investment	(14)	—
Other, net	1	1
Net Cash (Used in) Provided by Investing Activities	(72)	99
Cash Flows – Financing Activities
Repurchase of shares of common stock	(173)	(679)
Cash dividends paid on common stock	(90)	(64)
Dividends paid to noncontrolling interests	(13)	(16)
Other, net	(4)	(17)
Net Cash Used in Financing Activities	(280)	(776)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	2	(10)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	102	(245)
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	723	1,128
Cash, Cash Equivalents, and Restricted Cash - End of Period	$825	$883

Supplemental Cash Flow Data
Cash paid for income tax	54	38
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	132	173

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	3/31/2025	12/31/2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$825	$723
Short-term investments	1,167	1,121
Accounts receivable, net	81	79
Inventories, net	329	405
Prepaid expenses and other current assets	348	366
Total Current Assets	2,750	2,694
Property, plant and equipment, net	2,383	2,407
Operating lease right-of-use assets	2,111	2,146
Goodwill	1,891	1,880
Intangible assets, net	144	144
Long-term bank deposits and notes	932	1,088
Equity investments	395	368
Deferred income tax assets	139	138
Other assets	257	256
Total Assets	11,002	11,121

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	1,922	2,080
Short-term borrowings	129	127
Income taxes payable	139	76
Total Current Liabilities	2,190	2,283
Non-current operating lease liabilities	1,774	1,816
Non-current finance lease liabilities	49	49
Deferred income tax liabilities	394	389
Other liabilities	156	157
Total Liabilities	4,563	4,694

Redeemable Noncontrolling Interest	13	13

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 375 million shares and 379 million shares issued at March 31, 2025 and December 31, 2024, respectively; 375 million shares and 378 million shares outstanding at March 31, 2025 and December 31, 2024, respectively.	4	4
Treasury stock	(8)	(52)
Additional paid-in capital	3,982	4,028
Retained earnings	2,124	2,089
Accumulated other comprehensive loss	(318)	(341)
Total Yum China Holdings, Inc. Stockholders' Equity	5,784	5,728
Noncontrolling interests	642	686
Total Equity	6,426	6,414
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$11,002	$11,121

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Equity (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2024	379	$4	$4,028	$2,089	$(341)	(1)	$(52)	$686	$6,414	$13
Net Income				292				21	313	—
Foreign currency translation adjustments					23			4	27	—
Comprehensive income									340	—
Cash dividends declared ($0.24 per common share)				(90)					(90)
Distributions to noncontrolling interests								(69)	(69)
Repurchase and retirement of shares	(5)	—	(50)	(167)		1	44		(173)
Exercise and vesting of share-based awards	1	—	(5)						(5)
Share-based compensation			9					—	9
Balance at March 31, 2025	375	$4	$3,982	$2,124	$(318)	—	$(8)	$642	$6,426	$13

Balance at December 31, 2023	407	$4	$4,320	$2,310	$(229)	—	$—	$701	$7,106	$13
Net Income				287				20	307	—
Foreign currency translation adjustments					(71)			(10)	(81)	—
Comprehensive income									226	—
Cash dividends declared ($0.16 per common share)				(64)					(64)
Distributions to noncontrolling interests								(1)	(1)
Repurchase and retirement of shares	(15)	—	(156)	(455)		(2)	(76)		(687)
Exercise and vesting of share-based awards	1	—	(15)						(15)
Share-based compensation			10					—	10
Balance at March 31, 2024	394	$4	$4,159	$2,078	$(300)	(2)	$(76)	$710	$6,575	$13

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

In 1987, KFC was the first major global restaurant brand to enter China. As of March 31, 2025, there were 11,943 KFC stores in China. We maintain a controlling interest of 58%, 70%, 83%, 92% and approximately 60% in the entities that own and operate the KFCs in and around Shanghai, Beijing, Wuxi, Suzhou and Hangzhou, respectively.

The first Pizza Hut in China opened in 1990. As of March 31, 2025, there were 3,769 Pizza Hut restaurants in China.

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

The Company has two reportable segments: KFC and Pizza Hut. Our non-reportable operating segments, including the operations of Lavazza, Huang Ji Huang, Little Sheep, Taco Bell, and our delivery operating segment, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. For 2024, All Other Segments also consisted of e-commerce segment, which included the operating results of Shaofaner, a retail brand selling packaged foods through online and offline channels until August 2024. Additional details on our segment reporting are included in Note 13.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of March 31, 2025, and our results of operations, comprehensive income, statements of equity and cash flows for the quarters ended March 31, 2025 and 2024. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2025.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requiring public business entities to provide disclosures of significant expenses and other segment items. The guidance also requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for the Company for annual periods from January 1, 2024, and for interim periods from January 1, 2025, with early adoption permitted. We adopted this standard for annual disclosure in 2024 and for interim disclosure in 2025, and such adoption did not have a material impact on our financial statements. See Note 13 for further information.

Note 3 – Business Acquisitions and Equity Investments

Consolidation of Hangzhou KFC and Equity Investment in Hangzhou Catering

In the fourth quarter of 2021, the Company completed its investment in a 28% equity interest in Hangzhou Catering, an entity holding a 45% equity interest in Hangzhou KFC, of which the Company previously held a 47% equity interest. Upon completion of the transaction, the Company directly and indirectly holds an approximately 60% equity interest in Hangzhou KFC and has majority representation on the board, and thus obtained control over Hangzhou KFC and started to consolidate its results from the acquisition date. In addition to its equity interest in Hangzhou KFC, Hangzhou Catering operates Chinese dining restaurants under four time-honored brands and a food processing business. The Company applies the equity method of accounting to the 28% equity interest in Hangzhou Catering excluding the Hangzhou KFC business and recorded this investment in Equity investments based on its then fair value. The Company elected to report its share of Hangzhou Catering’s financial results with a one-quarter lag because its results are not available in time for the Company to record them in the concurrent period. The Company’s equity earnings (losses) from Hangzhou Catering, net of taxes, were immaterial for both the quarters ended March 31, 2025 and 2024, and included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income. As of March 31, 2025 and December 31, 2024, the carrying amount of the Company’s equity method investment in Hangzhou Catering was $50 million and $45 million, respectively, exceeding the Company’s interest in Hangzhou Catering’s underlying net assets by $22 million and $22 million, respectively. Substantially all of this difference was attributable to its self-owned properties and impact of related deferred tax liabilities determined upon acquisition, which is being depreciated over a weighted-average remaining useful life of 20 years.

The purchase amount from Hangzhou Catering was immaterial for both quarters ended March 31, 2025 and 2024. The Company’s accounts payable and other current liabilities due to Hangzhou Catering were immaterial as of both March 31, 2025 and December 31, 2024.

Fujian Sunner Development Co., Ltd. (“Sunner”) Investment

In the first quarter of 2021, the Company acquired a 5% equity interest in Sunner, a Shenzhen Stock Exchange-listed company. Sunner is China’s largest white-feathered chicken producer and the Company’s largest poultry supplier.

In May 2021, the Company obtained one seat on Sunner’s board of directors upon Sunner’s shareholder approval. Through this representation, the Company participates in Sunner’s policy making process. The representation on the board, along with the Company being one of Sunner’s significant shareholders, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. The Company’s equity income (losses) from Sunner, net of taxes, was $2 million in the quarter ended March 31, 2025, and was immaterial in the quarter ended March 31, 2024, which were included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income.

The Company purchased inventories of $86 million and $116 million from Sunner for the quarters ended March 31, 2025 and 2024, respectively. The Company’s accounts payable and other current liabilities due to Sunner were $33 million and $46 million as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025 and December 31, 2024, the carrying amount of the Company’s investment in Sunner was $220 million and $216 million, respectively, exceeding the Company’s interest in Sunner’s underlying net assets by $148 million and $147 million, respectively. As of March 31, 2025 and December 31, 2024, $15 million and $15 million of these basis differences were related to finite-lived intangible assets determined upon acquisition, respectively, which are being amortized over the estimated useful life of 20 years. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of March 31, 2025 and December 31, 2024, the market value of the Company’s investment in Sunner was $129 million and $123 million based on its quoted closing price, respectively.

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

A summary of pre-tax gains or losses on investment in equity securities of Meituan recognized, which were included in Investment gain in our Condensed Consolidated Statements of Income, is as follows:

	Quarter Ended
	3/31/2025	3/31/2024
Unrealized gain recorded on equity securities still held as of the end of the period	$2	$8

Other Equity Investments

In addition, the Company has strategic equity investments in its eco-system partners, including food and information technology service suppliers. For investments over which the Company has significant influence but does not control, the Company applies equity method to account for such investments. These investments were immaterial both individually and in aggregate, totaling $26 million and $25 million as of March 31, 2025 and December 31, 2024, respectively. The Company purchased inventories or services from these investees and the purchase amounts were immaterial for both the quarters ended March 31, 2025 and 2024.

In the first quarter of 2025, the Company completed a strategic investment in SnowValley Agricultural Group, one of the Company’s key suppliers for potato and a private company, for total consideration of $14 million. The investment contains certain preferential rights, including the right to redeem shares at the Company’s option upon contingent events, and is therefore accounted for as available-for-sale debt securities measured at the estimated fair value. The unrealized gains or losses, arising from the change in fair value, net of tax, is recognized in Other Comprehensive Income (Loss) in the Condensed Consolidated Statement of Comprehensive Income. As of March 31, 2025, the carrying amount of the investment was $14 million and fair value change was nil during the quarter ended March 31, 2025.

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

Franchise Fees and Income

Franchise fees and income primarily include a combination of upfront franchise fees and continuing fees. We have determined that the services we provide in exchange for upfront franchise fees and continuing fees are highly interrelated with the franchise right. We recognize upfront franchise fees received from a franchisee as revenue over the term of the franchise agreement or the renewal agreement because the franchise rights are accounted for as rights to access our symbolic intellectual property. The franchise agreement term is generally 10 years for KFC and Pizza Hut, generally five years for Little Sheep and three to 10 years for Huang Ji Huang. We recognize continuing fees, which are based upon a percentage of franchisee sales, as those sales occur.

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

Disaggregation of Revenue

The following tables present revenue disaggregated by types of arrangements and segments:

	Quarter Ended 3/31/2025
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$2,208	$584	$9	$—	$2,801	$—	$2,801
Franchise fees and income	21	2	4	—	27	—	27
Revenues from transactions with franchisees	16	2	19	84	121	—	121
Other revenues	1	7	170	17	195	(163)	32
Total revenues	$2,246	$595	$202	$101	$3,144	$(163)	$2,981

	Quarter Ended 3/31/2024
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$2,193	$587	$14	$—	$2,794	$—	$2,794
Franchise fees and income	18	2	5	—	25	—	25
Revenues from transactions with franchisees	14	1	20	72	107	—	107
Other revenues	5	5	164	15	189	(157)	32
Total revenues	$2,230	$595	$203	$87	$3,115	$(157)	$2,958

Accounts Receivable

Accounts receivable primarily consist of trade receivables and royalties from franchisees, and are generally due within 30 days of the period in which the corresponding sales occur. Our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of March 31, 2025 and December 31, 2024, the ending balances of provision for accounts receivable were $2 million and $1 million, respectively, and amounts of accounts receivable past due were immaterial.

Costs to Obtain Contracts

Costs to obtain contracts consist of upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees, as well as license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets in the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $5 million and $6 million as of March 31, 2025 and December 31, 2024, respectively.

Contract Liabilities

Contract liabilities at March 31, 2025 and December 31, 2024 were as follows:

Contract liabilities	3/31/2025	12/31/2024
– Deferred revenue related to prepaid stored-value products	$119	$144
– Deferred revenue related to upfront franchise fees	43	43
– Deferred revenue related to customer loyalty programs	13	15
– Deferred revenue related to privilege membership programs	34	30
Total	$209	$232

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs and customer loyalty programs is included in Accounts payable and other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $63 million and $51 million for the quarters ended March 31, 2025 and 2024, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 5 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended
	3/31/2025	3/31/2024
Net Income – Yum China Holdings, Inc.	$292	$287
Weighted-average common shares outstanding (for basic calculation)(a)	376	401
Effect of dilutive share-based awards(a)	2	2
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)(a)	378	403
Basic Earnings Per Common Share	$0.78	$0.72
Diluted Earnings Per Common Share	$0.77	$0.71
Share-based awards excluded from the diluted EPS computation(b)	3	6

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
(b)
These outstanding stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) were excluded from the computation of diluted EPS because to do so would have been antidilutive for the periods presented, or because certain awards are contingently issuable based on the achievement of performance and market conditions, which have not been met as of March 31, 2025 and 2024.

Note 6 – Equity

Share Repurchase and Retirement

As of March 31, 2025, our Board of Directors authorized an aggregate of $4.4 billion for our share repurchase program, including its most recent increase in authorization on November 4, 2024. During the quarters ended March 31, 2025 and 2024, the Company repurchased 3.6 million shares of common stock for $172 million, and 16.6 million shares of common stock for $681 million, respectively, under the repurchase program, excluding transaction costs and excise tax. As of March 31, 2025, approximately $1.1 billion remained available for future share repurchases under the authorization.

Of the shares repurchased for the quarter ended March 31, 2025, 3.4 million shares were retired and resumed the status of authorized and unissued shares of common stock, and 0.2 million shares repurchased on the HKEX are expected to be retired subsequent to March 31, 2025, and included in Treasury stock in the Condensed Consolidated Financial Statement.

The Inflation Reduction Act of 2022 (“IRA”), which is discussed further in Note 12, imposes an excise tax of 1% on net share repurchases that occur after December 31, 2022. Excise tax on net share repurchases, which was recognized as part of the cost of the shares repurchased, amounted to $1 million and $6 million for the quarters ended March 31, 2025 and 2024, respectively.

Note 7 – Supplemental Balance Sheet Information

Accounts Receivable, net	3/31/2025	12/31/2024
Accounts receivable, gross	$83	$80
Allowance for doubtful accounts	(2)	(1)
Accounts receivable, net	$81	$79

Prepaid Expenses and Other Current Assets	3/31/2025	12/31/2024
Value-added tax (“VAT”) assets	$117	$117
Interest receivables	67	48
Receivables from payment processors and aggregators	32	72
Deposits, primarily lease deposits	20	22
Other prepaid expenses and current assets	112	107
Prepaid expenses and other current assets	$348	$366

Property, Plant and Equipment (“PP&E”)	3/31/2025	12/31/2024
Buildings and improvements, and construction in progress	$3,153	$3,156
Finance leases, primarily buildings	82	80
Machinery and equipment	1,890	1,855
PP&E, gross	5,125	5,091
Accumulated depreciation	(2,742)	(2,684)
PP&E, net	$2,383	$2,407

Equity Investments	3/31/2025	12/31/2024
Investment in equity method investees	$296	$285
Investment in equity securities	85	83
Investment in available-for-sale debt securities	14	—
Equity investments	$395	$368

Other Assets	3/31/2025	12/31/2024
Land use right	$106	$107
Long-term deposits, primarily lease deposits	97	97
Prepayment for acquisition of PP&E	27	27
VAT assets	8	8
Costs to obtain contracts	5	6
Others	14	11
Other assets	$257	$256

Accounts Payable and Other Current Liabilities	3/31/2025	12/31/2024
Accounts payable	$701	$801
Operating lease liabilities	418	417
Accrued compensation and benefits	177	235
Contract liabilities	173	196
Accrued capital expenditures	132	192
Dividends payable	110	40
Accrued marketing expenses	38	33
Other current liabilities	173	166
Accounts payable and other current liabilities	$1,922	$2,080

Other Liabilities	3/31/2025	12/31/2024
Contract liabilities	$36	$36
Accrued income tax payable	25	23
Other non-current liabilities	95	98
Other liabilities	$156	$157

Note 8 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of 12/31/2024
Goodwill, gross	$2,271	$1,790	$18	$463
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	1,880	1,790	18	72
Effect of currency translation adjustments	11	11	—	—
Balance as of 3/31/2025
Goodwill, gross	2,282	1,801	18	463
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$1,891	$1,801	$18	$72

(a)
Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.

Intangible assets, net as of March 31, 2025 and December 31, 2024 are as follows:

	3/31/2025				12/31/2024
	Gross Carrying Amount(a)	Accumulated Amortization(a)	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$263	$(260)	$—	$3	$262	$(259)	$—	$3
Huang Ji Huang franchise related assets	20	(5)	—	15	20	(5)	—	15
Daojia platform	9	(2)	(7)	—	9	(2)	(7)	—
Customer-related assets	11	(10)	(1)	—	11	(10)	(1)	—
Others	8	(5)	—	3	8	(5)	—	3
	$311	$(282)	$(8)	$21	$310	$(281)	$(8)	$21
Indefinite-lived intangible assets
Little Sheep trademark	$49	$—	$—	$49	$49	$—	$—	$49
Huang Ji Huang trademark	74	—	—	74	74	—	—	74
	$123	$—	$—	$123	$123	$—	$—	$123

Total intangible assets	$434	$(282)	$(8)	$144	$433	$(281)	$(8)	$144

(a)
Changes in gross carrying amount and accumulated amortization include the effect of currency translation adjustments.

(b)
Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense for finite-lived intangible assets was less than $1 million for both the quarters ended March 31, 2025 and 2024, respectively. As of March 31, 2025, expected amortization expense for the unamortized finite-lived intangible assets was less than $2 million for the remainder of 2025 and $2 million in each of 2026, 2027, 2028 and 2029.

Note 9 – Short-term Borrowings

As of March 31, 2025 and December 31, 2024, we had outstanding short-term bank borrowings of $129 million and $127 million, respectively, mainly to manage working capital at our operating subsidiaries. The bank borrowings are RMB denominated, bear a weighted-average interest rate of 1.7%, and are due within one year from their issuance dates.

Note 10 – Leases

As of March 31, 2025, we leased over 14,000 properties in China for our Company-owned restaurants. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant profit is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	3/31/2025	12/31/2024	Account Classification
Assets
Operating lease right-of-use assets	$2,111	$2,146	Operating lease right-of-use assets
Finance lease right-of-use assets	47	46	PP&E, net
Total leased assets(a)	$2,158	$2,192

Liabilities
Current
Operating lease liabilities	$418	$417	Accounts payable and other current liabilities
Finance lease liabilities	5	5	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,774	1,816	Non-current operating lease liabilities
Finance lease liabilities	49	49	Non-current finance lease liabilities
Total lease liabilities(a)	$2,246	$2,287

Summary of Lease Cost
	Quarter Ended
	3/31/2025	3/31/2024	Account Classification

Operating lease cost	$124	$130	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	1	1	Occupancy and other operating expenses
Interest on lease liabilities	1	1	Interest income, net
Variable lease cost	115	115	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	4	3	Occupancy and other operating expenses or G&A
Sub-lease income	(5)	(5)	Franchise fees and income or Other revenues
Total lease cost	$240	$245

(a)
As of March 31, 2025, excluding the impact of foreign currency translation, right-of-use (“ROU”) assets decreased, primarily due to the amortization of assets relating to existing leases with fixed lease payments and a higher portion of our leases with variable lease payments. The decrease of lease liabilities was consistent with the decrease of ROU assets.

Supplemental Cash Flow Information
	Quarter Ended
	3/31/2025	3/31/2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$128	$129
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for lease liabilities(b):
Operating leases	$50	$81
Finance leases	1	2

(b)
This supplemental non-cash disclosure for ROU assets obtained in exchange for lease liabilities includes an increase in lease liabilities associated with obtaining new ROU assets of $56 million and $73 million for the quarters ended March 31, 2025 and 2024, respectively, as well as adjustments to lease liabilities or ROU assets due to modification or other reassessment events, which resulted in a $5 million decrease and $10 million increase in lease liabilities for the quarters ended March 31, 2025 and 2024, respectively.

Lease Term and Discount Rate
	3/31/2025	3/31/2024
Weighted-average remaining lease term (years)
Operating leases	6.9	7.0
Finance leases	10.8	10.9

Weighted-average discount rate
Operating leases	4.4%	4.8%
Finance leases	4.6%	5.0%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of March 31, 2025 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2025	$384	$6	$390
2026	443	7	450
2027	390	7	397
2028	328	7	335
2029	259	7	266
Thereafter	740	35	775
Total undiscounted lease payment	2,544	69	2,613
Less: imputed interest(c)	352	15	367
Present value of lease liabilities	$2,192	$54	$2,246

(c)
As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of March 31, 2025, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $90 million. These leases will commence between the second quarter of 2025 and 2026 with lease terms of 1 year to 20 years.

Note 11 – Fair Value Measurements and Disclosures

The Company’s financial assets and liabilities primarily consist of cash and cash equivalents, short-term investments, long-term bank deposits and notes, accounts receivable, accounts payable, short-term borrowings and lease liabilities, and the carrying values of these assets and liabilities approximate their fair value in general.

The Company’s financial assets also include its investment in equity securities and available-for-sale debt securities as disclosed in Note 3. Investment in equity securities is measured at fair value based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income. Investment in available-for-sales debt securities is measured at estimated fair value with subsequent fair value changes recorded in Comprehensive Income (Loss) in the Condensed Consolidated Statements of Comprehensive Income.

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term bank deposits and notes, and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. The Company classifies its investment in available-for-sale debt securities as Level 3 in the fair value hierarchy because it is valued based on unobservable inputs. No transfers among the levels within the fair value hierarchy occurred during the quarters ended March 31, 2025 and 2024.

		Fair Value Measurement or Disclosure at March 31, 2025
	Balance at March 31, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$131		$131
Fixed income debt securities(a)	204	55	149
Money market funds	46	46
Total cash equivalents	381	101	280	—
Short-term investments:
Time deposits	1,013		1,013
Structured deposits	121		121
Variable return investments	33	33
Total short-term investments	1,167	33	1,134	—
Long-term bank deposits and notes:
Time deposits	357		357
Fixed income bank notes(a)	575		575
Total long-term bank deposits and notes	932	—	932	—
Equity investments:
Investment in equity securities	85	85
Investment in available-for-sale debt securities	14			14
	99	85	—	14
Total	$2,579	$219	$2,346	$14

		Fair Value Measurement or Disclosure at December 31, 2024
	Balance at December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$145		$145
Fixed income debt securities(a)	196		196
Money market funds	30	30
Total cash equivalents	371	30	341	—
Short-term investments:
Time deposits	1,017		1,017
Structured deposits	90		90
Variable return investments	14	14
Total short-term investments	1,121	14	1,107	—
Long-term bank deposits and notes:
Time deposits	554		554
Fixed income bank notes(a)	534		534
Total long-term bank deposits and notes	1,088	—	1,088	—
Equity investments:
Investment in equity securities	83	83
Total	$2,663	$127	$2,536	$—

(a)
Classified as held-to-maturity investments and measured at amortized cost.

The Company is required to place bank deposits or purchase insurance to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements. $61 million and $60 million of time deposits in Long-term bank deposits and notes were restricted for use as of March 31, 2025 and December 31, 2024, respectively.

Non-Recurring Fair Value Measurements

In addition, certain of the Company’s restaurant-level assets (including operating lease ROU assets and PP&E), goodwill and intangible assets are measured at fair value based on unobservable inputs (Level 3) on a non-recurring basis, if determined to be impaired.

We review long-lived assets of restaurants semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We recorded restaurant-level impairment of nil for both quarters ended March 31, 2025 and 2024, excluding fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective quarter-end dates.

Note 12 – Income Taxes

	Quarter Ended
	3/31/2025	3/31/2024
Income tax provision	$119	$113
Effective tax rate	27.8%	26.9%

The higher effective tax rate for the quarter ended March 31, 2025 was primarily due to lapping the impact from reduction of certain non-deductible items in the prior period and less interest income subject to lower income tax rate.

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

Note 13 – Segment Reporting

We have two reportable segments: KFC and Pizza Hut. Our non-reportable operating segments, including the operations of Lavazza, Huang Ji Huang, Little Sheep, Taco Bell, and our delivery operating segment, and for 2024, also including e-commerce segment, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. The Company’s chief operating decision maker (“CODM”) is the chief executive officer, who reviews the financial information of each operating segment when making decisions about allocating resources and assessing the performance of the segment.

	Quarter Ended 3/31/2025
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated
Revenue from external customers	$2,246	$595	$39		$101	(b)	$2,981	$—	$2,981
Inter-segment revenue(c)	—	—	163		—		163	(163)	—
	2,246	595	202		101		3,144	(163)	2,981

Less:
Food and paper	685	186	3		—		874	—	874
Payroll and employee benefits	554	163	3		—		720	(1)	719
Occupancy and other operating expenses	532	151	5		—		688	—	688
General and administrative expenses	59	26	8		45		138	—	138
Franchise expenses	10	1	—		—		11	—	11
Expenses for transactions with franchisees	14	2	17		84	(b)	117	—	117
Other operating costs and expenses	1	6	167	(c)	17		191	(162)	29
Closures and impairment expenses, net	5	—	1		—		6	—	6

Operating Profit (Loss)	386	60	(2)		(45)		399	—	399

Interest income, net(a)					26				26
Investment gain(a)					3				3
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$428

	Quarter Ended 3/31/2024
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated
Revenue from external customers	$2,230	$595	$46		$87	(b)	$2,958	$—	$2,958
Inter-segment revenue(c)	—	—	157		—		157	(157)	—
	2,230	595	203		87		3,115	(157)	2,958

Less:
Food and paper	694	198	4		—		896	—	896
Payroll and employee benefits	542	162	5		—		709	(1)	708
Occupancy and other operating expenses	535	154	8		—		697	—	697
General and administrative expenses	61	27	10		42		140	—	140
Franchise expenses	9	1	—		—		10	—	10
Expenses for transactions with franchisees	12	1	19		72	(b)	104	—	104
Other operating costs and expenses	4	5	162	(c)	14		185	(156)	29
Closures and impairment expenses, net	1	—	—		—		1	—	1
Other (income), net	—	—	—		(1)		(1)	—	(1)

Operating Profit (Loss)	372	47	(5)		(40)		374	—	374

Interest income, net(a)					38				38
Investment gain(a)					8				8
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$420

	Quarter Ended
Depreciation and Amortization	3/31/2025	3/31/2024
KFC	$74	$83
Pizza Hut	23	23
All Other Segments	2	2
Corporate and Unallocated	10	9
	$109	$117

	Quarter Ended
Impairment Charges	3/31/2025	3/31/2024
KFC(d)	$5	$2
Pizza Hut(d)	1	1
All Other Segments(d)	—	1
	$6	$4

	Quarter Ended
Capital Spending	3/31/2025	3/31/2024
KFC	$75	90
Pizza Hut	23	30
All Other Segments	—	2
Corporate and Unallocated	39	67
	$137	$189

	Total Assets
	3/31/2025	12/31/2024
KFC	$5,294	$5,334
Pizza Hut	899	914
All Other Segments	301	300
Corporate and Unallocated(e)	4,508	4,573
	$11,002	$11,121

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

Note 15 – Subsequent Events

Cash Dividend

On April 30, 2025, the Company announced that the Board of Directors declared a cash dividend of $0.24 per share on Yum China’s common stock, payable on June 18, 2025, to stockholders of record as of the close of business on May 28, 2025. Total estimated cash dividend payable is approximately $90 million.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of 2024 system sales, with 16,642 restaurants covering over 2,300 cities primarily in China as of March 31, 2025. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Lavazza, Huang Ji Huang, Little Sheep and Taco Bell. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China (excluding Hong Kong, Macau and Taiwan), and own the intellectual property of the Little Sheep and Huang Ji Huang concepts outright. We also established a joint venture with Lavazza Group, the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee concept in China. KFC was the first major global restaurant brand to enter China in 1987. With more than 35 years of operations, we have developed extensive operating experience in the China market. We believe that there are significant opportunities to further expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of March 31, 2025, KFC operated 11,943 restaurants in over 2,300 cities across China.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of March 31, 2025, Pizza Hut operated 3,769 restaurants in over 800 cities.

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
•
Company sales represent revenues from Company-owned restaurants. Within the analysis of Company sales, Total revenue and Restaurant profit, store portfolio actions represent the net impact from new-unit openings, acquisitions, refranchising and store closures. Net new unit contribution represents net revenue growth primarily from store portfolio actions excluding temporary store closures. Other primarily represents the impact of same-store sales and leap year as well as the impact of changes in restaurant operating costs such as inflation/deflation.

All Note references in this MD&A refer to the Notes to the Condensed Consolidated Financial Statements. Tabular amounts are displayed in millions of U.S. dollars except percentages and per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding. References to quarters are references to the Company’s fiscal quarters.

Quarters Ended March 31, 2025 and 2024

Results of Operations

Summary

The Company has two reportable segments: KFC and Pizza Hut. Our non-reportable operating segments, including the operations of Lavazza, Huang Ji Huang, Little Sheep, Taco Bell, and our delivery operating segment, and for 2024, also including e-commerce segment, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Additional details on our reportable operating segments are included in Note 13.

	Quarter Ended		%/ppts Change
	3/31/2025	3/31/2024	Reported	Ex F/X
System Sales Growth(a) (%)	2	6	NM	NM
Same-Store Sales Growth (Decline)(a) (%)	Even	(3)	NM	NM
Operating Profit	399	374	+7	+8
Adjusted Operating Profit(b)	399	374	+7	+8
Core Operating Profit(b)	405	374	NM	+8
OP Margin(c) (%)	13.4	12.6	+0.8	+0.8
Core OP Margin(b) (%)	13.4	12.6	NM	+0.8
Net Income	292	287	+2	+3
Adjusted Net Income(b)	292	287	+2	+3
Diluted Earnings Per Common Share	0.77	0.71	+8	+10
Adjusted Diluted Earnings Per Common Share(b)	0.77	0.71	+8	+10

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

As compared to the first quarter of 2024, Total revenues in the first quarter of 2025 increased 1%, or 2% excluding the impact of F/X. The increase in Total revenues for the quarter ended March 31, 2025, excluding the impact of F/X, was primarily driven by 3% net new unit contribution, partially offset by one fewer business day in 2025, as 2024 was a leap year, and more temporary closures during the Chinese New Year holiday this year compared with the prior year, as the Company carefully evaluated holiday traffic patterns in various trade zones and dynamically adjusted its store operations. Same-store sales growth was even, resulting from same-store transaction growth offset by lower ticket average.

Operating profit for the first quarter increased 7%, or 8% excluding the impact of F/X. The increase in Operating profit for the quarter ended March 31, 2025 was primarily driven by the increase in Total revenues, favorable commodity prices and efficiency improvement from simplified operations, partially offset by increased value-for-money offerings, wage inflation in the low single digits and increased closures and impairment expenses due to our strategic store optimization.

The Consolidated Results of Operations for the quarters ended March 31, 2025 and 2024 and other data are presented below:

	Quarter Ended		% B/(W)(a)
	3/31/2025	3/31/2024	Reported		Ex F/X
Company sales	$2,801	$2,794	—		2
Franchise fees and income	27	25	7		8
Revenues from transactions with franchisees	121	107	13		15
Other revenues	32	32	—		1
Total revenues	$2,981	$2,958	1		2
Company restaurant expenses	$2,281	$2,301	1		—
Operating Profit	$399	$374	7		8
OP Margin %	13.4%	12.6%	0.8	ppts.	0.8	ppts.
Interest income, net	26	38	(30)		(30)
Investment gain	3	8	(67)		(67)
Income tax provision	(119)	(113)	(5)		(7)
Equity in net earnings (losses) from equity method investments	4	—	NM		NM
Net Income – including noncontrolling interests	313	307	2		3
Net Income – noncontrolling interests	21	20	(4)		(6)
Net Income – Yum China Holdings, Inc.	292	$287	2		3
Diluted Earnings Per Common Share	$0.77	$0.71	8		10
Effective tax rate	27.8%	26.9%
Supplementary information – Non-GAAP Measures(b)
Restaurant profit	$520	$493	6		7
Restaurant margin (%)	18.6%	17.6%	1.0	ppts.	1.0	ppts.
Adjusted Operating Profit	$399	$374
Core Operating Profit	$405	$374
Core OP Margin (%)	13.4%	12.6%
Adjusted Net Income – Yum China Holdings, Inc.	$292	$287
Adjusted Diluted Earnings Per Common Share	$0.77	$0.71
Adjusted Effective Tax Rate	27.8%	26.9%
Adjusted EBITDA	$514	$495

(a)
Represents the period-over-period change in percentage.
(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

Quarter Ended 3/31/2025
% change
System Sales Growth	1%
System Sales Growth, excluding F/X	2%
Same-Store Sales Growth	Even

Unit Count	3/31/2025	3/31/2024	% Increase
Company-owned	14,072	12,976	8
Franchisees	2,570	2,046	26
	16,642	15,022	11

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

The following table sets forth the reconciliations of the most directly comparable GAAP financial measures to the non-GAAP financial measures:

	Quarter Ended
	3/31/2025	3/31/2024

Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$399	$374
Special Items, Operating Profit	—	—
Adjusted Operating Profit	$399	$374
Reconciliation of Net Income to Adjusted Net Income
Net Income – Yum China Holdings, Inc.	$292	$287
Special Items, Net Income –Yum China Holdings, Inc.	—	—
Adjusted Net Income – Yum China Holdings, Inc.	$292	$287
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.78	$0.72
Special Items, Basic Earnings Per Common Share	—	—
Adjusted Basic Earnings Per Common Share	$0.78	$0.72
Diluted Earnings Per Common Share	$0.77	$0.71
Special Items, Diluted Earnings Per Common Share	—	—
Adjusted Diluted Earnings Per Common Share	$0.77	$0.71
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate	27.8%	26.9%
Impact on effective tax rate as a result of Special Items	—	—
Adjusted effective tax rate	27.8%	26.9%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below:

	Quarter Ended
	3/31/2025	3/31/2024

Net Income – Yum China Holdings, Inc.	$292	$287
Net income – noncontrolling interests	21	20
Equity in net (earnings) losses from equity method investments	(4)	—
Income tax provision	119	113
Interest income, net	(26)	(38)
Investment gain	(3)	(8)
Operating Profit	399	374
Special Items, Operating Profit	—	—
Adjusted Operating Profit	399	374
Depreciation and amortization	109	117
Store impairment charges	6	4
Adjusted EBITDA	$514	$495

Reconciliation of GAAP Operating Profit to Restaurant Profit is as follows:

	Quarter Ended 3/31/2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$386	$60	$(2)	$(45)	$—	$399
Less:
Franchise fees and income	21	2	4	—	—	27
Revenues from transactions with franchisees	16	2	19	84	—	121
Other revenues	1	7	170	17	(163)	32
Add:
General and administrative expenses	59	26	8	45	—	138
Franchise expenses	10	1	—	—	—	11
Expenses for transactions with franchisees	14	2	17	84	—	117
Other operating costs and expenses	1	6	167	17	(162)	29
Closures and impairment expenses, net	5	—	1	—	—	6
Restaurant profit (loss)	$437	$84	$(2)	$—	$1	$520
Company sales	2,208	584	9	—	—	2,801
Restaurant margin %	19.8%	14.4%	(20.9)%	N/A	N/A	18.6%

	Quarter Ended 3/31/2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$372	$47	$(5)	$(40)	$—	$374
Less:
Franchise fees and income	18	2	5	—	—	25
Revenues from transactions with franchisees	14	1	20	72	—	107
Other revenues	5	5	164	15	(157)	32
Add:
General and administrative expenses	61	27	10	42	—	140
Franchise expenses	9	1	—	—	—	10
Expenses for transactions with franchisees	12	1	19	72	—	104
Other operating costs and expenses	4	5	162	14	(156)	29
Closures and impairment expenses, net	1	—	—	—	—	1
Other income, net	—	—	—	(1)	—	(1)
Restaurant profit (loss)	$422	$73	$(3)	$—	$1	$493
Company sales	2,193	587	14	—	—	2,794
Restaurant margin %	19.3%	12.5%	(31.4)%	N/A	N/A	17.6%

Reconciliation of GAAP Operating Profit to Core Operating Profit is as follows:

	Quarter ended		% Change
	3/31/2025	3/31/2024	B/(W)
Operating profit	$399	$374	7
Special Items, Operating Profit	—	—
Adjusted Operating Profit	$399	$374	7
Items Affecting Comparability	—	—
F/X impact	6	—
Core Operating Profit	$405	$374	8
Total revenues	2,981	2,958	1
F/X impact	38	—
Total revenues, excluding the impact of F/X	$3,019	$2,958	2
Core OP margin %	13.4%	12.6%	0.8	ppts.

Reconciliation of GAAP Operating Profit to Core Operating Profit by segment is as follows:

	Quarter Ended 3/31/2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$386	$60	$(2)	$(45)	$—	$399
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$386	$60	$(2)	$(45)	$—	$399
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	5	1	—	—	—	6
Core Operating Profit (Loss)	$391	$61	$(2)	$(45)	$—	$405

	Quarter Ended 3/31/2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$372	$47	$(5)	$(40)	$—	$374
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$372	$47	$(5)	$(40)	$—	$374
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	—	—	—	—	—	—
Core Operating Profit (Loss)	$372	$47	$(5)	$(40)	$—	$374

Segment Results

KFC

	Quarter Ended
			% B/(W)
	3/31/2025	3/31/2024	Reported		Ex F/X
Company sales	$2,208	$2,193	1		2
Franchise fees and income	21	18	11		13
Revenues from transactions with franchisees	16	14	20		21
Other revenues	1	5	(78)		(78)
Total revenues	$2,246	$2,230	1		2
Company restaurant expenses	$1,771	$1,771	—		(1)
G&A expenses	$59	$61	4		2
Franchise expenses	$10	$9	(9)		(10)
Expenses for transactions with franchisees	$14	$12	(21)		(22)
Other operating costs and expenses	$1	$4	74		74
Closures and impairment expenses, net	$5	$1	NM		NM
Operating Profit	$386	$372	4		5
OP Margin %	17.2%	16.7%	0.5	ppts.	0.5	ppts.
Restaurant profit	$437	$422	3		5
Restaurant margin %	19.8%	19.3%	0.5	ppts.	0.5	ppts.

Quarter Ended 3/31/2025
% change
System Sales Growth	2%
System Sales Growth, excluding F/X	3%
Same-Store Sales Growth	Even

Unit Count	3/31/2025	3/31/2024	% Increase
Company-owned	10,360	9,486	9
Franchisees	1,583	1,117	42
	11,943	10,603	13

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	3/31/2024	Store Portfolio Actions	Other	F/X	3/31/2025
Company sales	$2,193	$64	$(21)	$(28)	$2,208
Cost of sales	(694)	(23)	23	9	(685)
Cost of labor	(542)	(16)	(3)	7	(554)
Occupancy and other operating expenses	(535)	(17)	13	7	(532)
Restaurant profit	$422	$8	$12	$(5)	$437

The increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by net unit growth, partially offset by one fewer business day in 2025, as 2024 was a leap year. The increase in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales, favorable commodity prices and efficiency improvement from simplified operations, partially offset by increased value-for-money offerings and wage inflation in the low single digits.

Franchise Fees and Income/Revenues from Transactions with Franchisees

The increase in Franchise fees and income and Revenues from transactions with franchisees for the quarter, excluding the impact of F/X, was primarily driven by acceleration of franchise store openings.

Operating Profit

The increase in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit.

Pizza Hut

	Quarter Ended
			% B/(W)
	3/31/2025	3/31/2024	Reported		Ex F/X
Company sales	$584	$587	(1)		1
Franchise fees and income	2	2	23		24
Revenues from transactions with franchisees	2	1	70		72
Other revenues	7	5	18		19
Total revenues	$595	$595	—		1
Company restaurant expenses	$500	$514	3		2
G&A expenses	$26	$27	4		3
Franchise expenses	$1	$1	(16)		(17)
Expenses for transactions with franchisees	$2	$1	(50)		(52)
Other operating costs and expenses	$6	$5	(14)		(15)
Operating Profit	$60	$47	27		29
OP Margin %	10.1%	7.9%	2.2	ppts.	2.2	ppts.
Restaurant profit	$84	$73	15		16
Restaurant margin %	14.4%	12.5%	1.9	ppts.	1.9	ppts.

Quarter Ended 3/31/2025
% change
System Sales Growth	1%
System Sales Growth, excluding F/X	2%
Same-Store Sales Growth	Even

Unit Count	3/31/2025	3/31/2024	% Increase
Company-owned	3,555	3,268	9
Franchisees	214	157	36
	3,769	3,425	10

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	3/31/2024	Store Portfolio Actions	Other	F/X	3/31/2025
Company sales	$587	$9	$(5)	$(7)	$584
Cost of sales	(198)	(2)	12	2	(186)
Cost of labor	(162)	(2)	(1)	2	(163)
Occupancy and other operating expenses	(154)	(4)	5	2	(151)
Restaurant profit	$73	$1	$11	$(1)	$84

The increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by net unit growth, partially offset by more temporary closures during the Chinese New Year holiday compared with the prior year, and one fewer business day in 2025, as 2024 was a leap year. The increase in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales, favorable commodity prices, lapping the impact from prior year period for the all-you-can-eat campaign, which is shifted to the second quarter this year, and efficiency improvement from simplified operations, partially offset by higher performance-based compensation and wage inflation in the low single digits.

Operating Profit

The increase in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit.

All Other Segments

All Other Segments reflects the results of Lavazza, Huang Ji Huang, Little Sheep, Taco Bell, our delivery operating segment, and for 2024, also the e-commerce segment.

	Quarter Ended
			% B/(W)
	3/31/2025	3/31/2024	Reported		Ex F/X
Company sales	$9	$14	(35)		(34)
Franchise fees and income	4	5	(15)		(14)
Revenues from transactions with franchisees	19	20	(11)		(10)
Other revenues	170	164	5		6
Total revenues	$202	$203	—		1
Company restaurant expenses	$11	$17	40		39
G&A expenses	$8	$10	20		19
Expenses for transactions with franchisees	$17	$19	11		10
Other operating costs and expenses	$167	$162	(4)		(5)
Closures and impairment expenses, net	$1	$—	NM		NM
Operating Loss	$(2)	$(5)	71		71
OP Margin %	(0.8)%	(2.6)%	1.8	ppts.	1.8	ppts.
Restaurant loss	$(2)	$(3)	57		56
Restaurant margin %	(20.9)%	(31.4)%	10.5	ppts.	10.5	ppts.

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

Corporate and Unallocated

	Quarter Ended
			% B/(W)
	3/31/2025	3/31/2024	Reported		Ex F/X
Revenues from transactions with franchisees	$84	$72	18		19
Other revenues	$17	$15	13		15
Expenses for transactions with franchisees	$84	$72	(18)		(19)
Other operating costs and expenses	$17	$14	(19)		(21)
Corporate G&A expenses	$45	$42	(7)		(8)
Other unallocated income, net	$—	$(1)	NM		NM
Interest income, net	$26	$38	(30)		(30)
Investment gain	$3	$8	(67)		(67)
Income tax provision (See Note 12)	$(119)	$(113)	(5)		(7)
Equity in net earnings (losses) from equity method investments	$4	$—	NM		NM
Effective tax rate (See Note 12)	27.8%	26.9%	(0.9)	ppts.	(0.9)	ppts.

Revenues from Transactions with Franchisees

Revenues from transactions with franchisees primarily include revenues derived from the Company’s central procurement model, whereby food and paper products are centrally purchased and then mainly sold to KFC and Pizza Hut franchisees. The increase in revenues from transactions with franchisees for the quarter, excluding the impact of F/X, was mainly due to the increase in system sales for franchisees primarily driven by acceleration of franchise store openings.

G&A Expenses

The increase in Corporate G&A expenses for the quarter, excluding the impact of F/X, was primarily due to higher performance-based compensation costs.

Interest Income, Net

The decrease in interest income, net for the quarter, excluding the impact of F/X, was primarily driven by lower interest rates and lower investment balance with cash used in return to shareholders.

Investment Gain

The investment gain mainly relates to the change in fair value of our investment in Meituan. See Note 3 for additional information.

Income Tax Provision

Our income tax provision primarily includes tax on our earnings generally at the Chinese statutory tax rate of 25% with certain Chinese subsidiaries qualified for preferential tax rates, withholding tax on planned or actual repatriation of earnings outside of China, Hong Kong profits tax, and U.S. corporate income tax, if any. The higher effective tax rate for the quarter ended March 31, 2025 was primarily due to lapping the impact from reduction of certain non-deductible items in the prior period and less interest income subject to lower income tax rate.

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

Entities that are general VAT taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as a VAT asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, in the Condensed Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT asset for recoverability, giving consideration to the indefinite life of VAT assets as well as its forecasted operating results and capital spending, which inherently includes significant assumptions that are subject to change. As of March 31, 2025 and December 31, 2024, the Company has not made an allowance for the recoverability of VAT assets, as the balance is expected to be utilized to offset against VAT payables or be refunded in the future.

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

As of March 31, 2025, current VAT assets of $117 million, non-current VAT assets of $8 million and net VAT payable of $6 million were recorded in Prepaid expenses and other current assets, Other assets and Accounts payable and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets.

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

Condensed Consolidated Cash Flows

Our cash flows for the quarters ended March 31, 2025 and 2024 were as follows:

Net cash provided by operating activities was $452 million in 2025 as compared to $442 million in 2024. The increase was primarily driven by the increase in Operating profit along with working capital changes.

Net cash used in investing activities was $72 million in 2025 as compared to net cash provided by investing activities of $99 million in 2024. The change was mainly due to the net impact on cash flows resulting from purchases and maturities of short-term investments, and long-term bank deposits and notes, partially offset by the decrease in capital spending.

Net cash used in financing activities was $280 million in 2025 as compared to $776 million in 2024. The decrease was primarily driven by the decrease in share repurchases.

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

Share Repurchases and Dividends

The Company’s Board of Directors has authorized an aggregate of $4.4 billion for our share repurchase program, including its most recent increase in authorization on November 4, 2024. Yum China may repurchase shares under this program from time to time in the open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the quarters ended March 31, 2025 and 2024, the Company repurchased 3.6 million shares of common stock for $172 million and 16.6 million shares of common stock for $681 million, respectively, under the repurchase program, excluding transaction costs and excise tax.

For the quarters ended March 31, 2025 and 2024, the Company paid cash dividends of approximately $90 million and $64 million, respectively, to stockholders through a quarterly dividend payment of $0.24 and $0.16 per share, respectively.

The Company is on track to return a total of $3 billion to shareholders in 2025 through 2026, in addition to the $1.5 billion delivered to shareholders in 2024.

On April 30, 2025, the Board of Directors declared a cash dividend of $0.24 per share, payable on June 18, 2025, to stockholders of record as of the close of business on May 28, 2025. The total estimated cash dividend payable is approximately $90 million.

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

Borrowing Capacity

As of March 31, 2025, the Company had credit facilities of RMB9,703 million (approximately $1,337 million), comprised of onshore credit facilities in the aggregate amount of RMB6,800 million (approximately $937 million), offshore credit facilities in the aggregate amount of $200 million and a credit facility of $200 million that can be used for either onshore or offshore.

The credit facilities had remaining terms ranging from less than one year to three years as of March 31, 2025. Our credit facilities mainly include term loans, overdrafts, letters of credit, banker’s acceptance notes and bank guarantees. The credit facilities in general bear interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreements. As of March 31, 2025, we had outstanding short-term bank borrowings of RMB933 million (approximately $129 million), mainly to manage working capital at our operating subsidiaries. Such bank borrowings are due within one year from their issuance dates. As of March 31, 2025, we also had outstanding bank guarantees of RMB259 million (approximately $36 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants. Our credit facilities were therefore reduced by outstanding short-term bank borrowings, adjusted for unamortized interest and collateral, and outstanding guarantees. As of March 31, 2025, the Company had unused credit facilities of approximately $1,172 million.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

See Note 2 for details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures (“ASU 2023-09”), requiring public business entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. ASU 2023-09 is effective for the Company's annual disclosure from 2025, with early adoption permitted. We are currently evaluating the impact the adoption of this standard may have on our financial statements.

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

•
Risks related to doing business in China, such as (a) changes in Chinese political policies and economic and social policies or conditions, (b) the interpretation and enforcement of Chinese laws, rules and regulations may change from time to time with little advance notice, and the risk that the PRC government may intervene or influence our operations, which could result in a material change in our operations and/or the value of our securities to decline, (c) audit reports included in our annual reports prepared by auditors who are located in China, and in the event the PCAOB is unable to inspect our auditors, our common stock will be subject to potential delisting from the New York Stock Exchange, (d) changes in political, business, economic and trade relations between the United States and China, including rising tensions and imposition of additional tariffs on imports by both countries and related consumer reactions to such actions, (e) fluctuation in the value of the Chinese Renminbi, (f) the fact that we face increasing focus and evolving requirements on environmental sustainability issues, (g) limitation on our ability to utilize our cash balances effectively, including making funds held by our China-based subsidiaries unavailable for use outside of mainland China, due to interventions in or the imposition of restrictions and limitations by the PRC government on currency conversion and payments of foreign currency and RMB out of mainland China, (h) changes in the laws and regulations of China or noncompliance with applicable laws and regulations, (i) reliance on dividends and other distributions on equity paid by our principal subsidiaries in China to fund offshore cash requirements, (j) potential unfavorable tax consequences resulting from our classification as a China resident enterprise for Chinese enterprise income tax purposes, (k) uncertainty regarding indirect transfers of equity interests in China resident enterprises and enhanced scrutiny by Chinese tax authorities, (l) difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China against us, (m) the Chinese government may determine that the variable interest entity structure of Daojia does not comply with Chinese laws on foreign investment in restricted industries, (n) inability to use properties due to defects caused by non-registration of lease agreements related to certain properties, (o) risk in relation to unexpected land acquisitions, building closures or demolitions, (p) potential fines and other legal or administrative sanctions for failure to comply with Chinese regulations regarding our employee equity incentive plans and various employee benefit plans, (q) proceedings instituted by the SEC against certain China-based accounting firms, including our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Exchange Act, (r) restrictions on our ability to make loans or additional capital contributions to our Chinese subsidiaries due to Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental administration of currency conversion, (s) difficulties in pursuing growth through acquisitions due to regulations regarding acquisitions, and (t) the PRC government has significant oversight and discretion to exert supervision over offerings of securities conducted outside of China and over foreign investment in China-based issuers, and may limit or completely hinder our ability to offer securities to investors, or cause the value of our securities to significantly decline;

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

In addition, other risks and uncertainties not presently known to us or that we currently believe to be immaterial could affect the accuracy of any such forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. You should consult our filings with the SEC (including the information set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024) for additional information regarding factors that could affect our financial and other results. You should not place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Form 10-Q. We are not undertaking to update any of these statements, except as required by law.

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

As substantially all of the Company’s operations are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended March 31, 2025, the Company’s Operating profit would have decreased by approximately $38 million, if the RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Except as set below, there have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025.

Escalating tensions between the U.S. and China, including the imposition of additional tariffs, could have a material adverse effect on our business, financial condition, and results of operations.

The U.S. has recently imposed several rounds of tariffs on a wide range of goods imported from various countries, including China. China has also enacted additional tariffs on goods imported from the U.S. These ongoing trade measures, combined with any further deterioration in the U.S.-China bilateral relations or the emergence of tensions involving other countries, may adversely affect global economic, political, and social conditions. Heightened geopolitical tensions could reduce levels of trade, investments, technological exchanges, and other economic activities between major economies, resulting in disruptions to global supply chain, fluctuations in aggregate supply and demand, increased costs of our raw materials, and heightened operational complexities for our business.

Moreover, macroeconomic conditions in China may affect consumer discretionary spending. Uncertainties arising from U.S.-China political, business, economic and trade relations could also trigger negative consumer sentiment towards western brands in China, potentially diminishing demand for our products, which would negatively affect our business, financial condition, and results of operations.

Escalating tensions between the U.S. and China also increase the risk of U.S. regulatory actions targeting China-based companies listed in the U.S., including us. Potential regulatory actions may include restrictions or prohibitions on trading or continued listing of securities of China-based issuers. Such measures, in addition to the delisting risks associated with the HFCAA, could limit our access to the U.S. capital markets, reduce investor demand for our common stock, significantly increase the volatility of the price of our common stock, and thereby materially adversely affect our market value and shareholder value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2025, our Board of Directors authorized an aggregate of $4.4 billion for our share repurchase program. The authorization does not have an expiration date.

The following table provides information as of March 31, 2025 with respect to shares of Yum China common stock repurchased on the NYSE and HKEX by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share(a)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)

1/1/25-1/31/25	1,199	$44.54	1,199	$1,239
2/1/25-2/28/25	1,194	$47.72	1,194	$1,182
3/1/25-3/31/25	1,218	$50.94	1,218	$1,120
Total	3,611	$47.75	3,611	$1,120

(a)
Starting January 2024, the Company also repurchased shares of common stock through open market transactions on the HKEX. Price paid for shares repurchased on the HKEX has been converted into U.S. dollars at the exchange rate on the date of repurchase.

Item 5. Other Information

On February 26, 2025, Leila Zhang, Chief Technology Officer of the Company, entered into a stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The plan provides for the sale of up to 5,095 shares of the Company’s common stock following the exercise of share appreciation rights. The share appreciation rights subject to the stock trading plan will expire in February 2026. The plan will terminate on the earlier of November 29, 2025 or the date on which all sales under the plan have been completed.

Other than as disclosed above, during the quarter ended March 31, 2025, none of the Company’s officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6. Exhibits

Exhibit Number	Description of Exhibits
10.1

Letter Agreement, dated March 10, 2025, by and between Yum China Holdings, Inc. and Adrian Ding (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on March 10, 2025). †

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

Yum China Holdings, Inc.
(Registrant)

Date:	May 9, 2025	/s/ Xueling Lu
Controller and Principal Accounting Officer