Form 10-Q
period 2025-06-30
Yum China Holdings, Inc.
filed 2025-08-11
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2025 was 368,718,164 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended		Year to Date Ended
Revenues	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Company sales	$2,613	$2,528	$5,414	$5,322
Franchise fees and income	24	22	51	47
Revenues from transactions with franchisees	115	96	236	203
Other revenues	35	33	67	65
Total revenues	2,787	2,679	5,768	5,637
Costs and Expenses, Net
Company restaurants
Food and paper	810	797	1,684	1,693
Payroll and employee benefits	712	666	1,431	1,374
Occupancy and other operating expenses	669	674	1,357	1,371
Company restaurant expenses	2,191	2,137	4,472	4,438
General and administrative expenses	131	133	269	273
Franchise expenses	10	9	21	19
Expenses for transactions with franchisees	110	92	227	196
Other operating costs and expenses	30	29	59	58
Closures and impairment expenses, net	12	13	18	14
Other income, net	(1)	—	(1)	(1)
Total costs and expenses, net	2,483	2,413	5,065	4,997
Operating Profit	304	266	703	640
Interest income, net	25	31	51	69
Investment (loss) gain	(18)	8	(15)	16
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	311	305	739	725
Income tax provision	(80)	(77)	(199)	(190)
Equity in net earnings (losses) from equity method investments	2	—	6	—
Net income – including noncontrolling interests	233	228	546	535
Net income – noncontrolling interests	18	16	39	36
Net Income – Yum China Holdings, Inc.	$215	$212	$507	$499
Weighted-average common shares outstanding (in millions):
Basic	373	389	374	395
Diluted	374	391	376	397
Basic Earnings Per Common Share	$0.58	$0.55	$1.36	$1.27
Diluted Earnings Per Common Share	$0.58	$0.55	$1.35	$1.26

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended		Year to Date Ended
	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Net income – including noncontrolling interests	$233	$228	$546	$535
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	60	(30)	87	(111)
Comprehensive income – including noncontrolling interests	293	198	633	424
Comprehensive income – noncontrolling interests	25	12	50	22
Comprehensive Income – Yum China Holdings, Inc.	$268	$186	$583	$402

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Year to Date Ended
	6/30/2025	6/30/2024
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$546	$535
Depreciation and amortization	219	235
Non-cash operating lease cost	199	203
Closures and impairment expenses	18	14
Investment loss (gain)	15	(16)
Equity in net (earnings) losses from equity method investments	(6)	—
Distributions of income received from equity method investments	9	7
Deferred income taxes	(3)	(2)
Share-based compensation expense	22	23
Changes in accounts receivable	(13)	(5)
Changes in inventories	52	52
Changes in prepaid expenses, other current assets and value-added tax assets	(8)	(28)
Changes in accounts payable and other current liabilities	(53)	27
Changes in income taxes payable	24	25
Changes in non-current operating lease liabilities	(200)	(206)
Other, net	43	(21)
Net Cash Provided by Operating Activities	864	843
Cash Flows – Investing Activities
Capital spending	(259)	(358)
Purchases of short-term investments, long-term bank deposits and notes	(3,924)	(1,479)
Maturities of short-term investments, long-term bank deposits and notes	3,905	1,702
Acquisition of equity investment	(14)	—
Other, net	2	3
Net Cash Used in Investing Activities	(290)	(132)
Cash Flows – Financing Activities
Proceeds from short-term borrowings	—	307
Repayment of short-term borrowings	(129)	(52)
Repurchase of shares of common stock	(368)	(869)
Cash dividends paid on common stock	(180)	(126)
Dividends paid to noncontrolling interests	(25)	(28)
Other, net	(7)	(17)
Net Cash Used in Financing Activities	(709)	(785)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	4	(11)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(131)	(85)
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	723	1,128
Cash, Cash Equivalents, and Restricted Cash - End of Period	$592	$1,043

Supplemental Cash Flow Data
Cash paid for income tax	183	187
Cash paid for interest	—	4
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	132	167

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	6/30/2025	12/31/2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$592	$723
Short-term investments	1,563	1,121
Accounts receivable, net	94	79
Inventories, net	360	405
Prepaid expenses and other current assets	383	366
Total Current Assets	2,992	2,694
Property, plant and equipment, net	2,415	2,407
Operating lease right-of-use assets	2,103	2,146
Goodwill	1,915	1,880
Intangible assets, net	145	144
Long-term bank deposits and notes	626	1,088
Equity investments	382	368
Deferred income tax assets	142	138
Other assets	263	256
Total Assets	10,983	11,121

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	2,056	2,080
Short-term borrowings	—	127
Income taxes payable	101	76
Total Current Liabilities	2,157	2,283
Non-current operating lease liabilities	1,760	1,816
Non-current finance lease liabilities	48	49
Deferred income tax liabilities	395	389
Other liabilities	154	157
Total Liabilities	4,514	4,694

Redeemable Noncontrolling Interest	13	13

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 371 million shares and 379 million shares issued at June 30, 2025 and December 31, 2024, respectively; 371 million shares and 378 million shares outstanding at June 30, 2025 and December 31, 2024, respectively.	4	4
Treasury stock	(12)	(52)
Additional paid-in capital	3,952	4,028
Retained earnings	2,110	2,089
Accumulated other comprehensive loss	(265)	(341)
Total Yum China Holdings, Inc. Stockholders' Equity	5,789	5,728
Noncontrolling interests	667	686
Total Equity	6,456	6,414
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$10,983	$11,121

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Equity (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity	Interest
Balance at March 31, 2025	375	$4	$3,982	$2,124	$(318)	—	$(8)	$642	$6,426	$13
Net Income				215				18	233	—
Foreign currency translation adjustments					53			7	60	—
Comprehensive income									293	—
Cash dividends declared ($0.24 per common share)				(90)					(90)
Repurchase and retirement of shares	(4)	—	(43)	(139)		—	(4)		(186)
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			13					—	13
Balance at June 30, 2025	371	$4	$3,952	$2,110	$(265)	—	$(12)	$667	$6,456	$13

Balance at March 31, 2024	394	$4	$4,159	$2,078	$(300)	(2)	$(76)	$710	$6,575	$13
Net Income				212				16	228	—
Foreign currency translation adjustments					(26)			(4)	(30)	—
Comprehensive income									198	—
Cash dividends declared ($0.16 per common share)				(62)					(62)
Distributions to/contributions from noncontrolling interests								(65)	(65)
Repurchase and retirement of shares	(6)	—	(69)	(180)		1	59		(190)
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			13					—	13
Balance at June 30, 2024	387	$4	$4,103	$2,048	$(326)	(1)	$(17)	$657	$6,469	$13

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2024	379	$4	$4,028	$2,089	$(341)	(1)	$(52)	$686	$6,414	$13
Net Income				507				39	546	—
Foreign currency translation adjustments					76			11	87	—
Comprehensive income									633	—
Cash dividends declared ($0.48 per common share)				(180)					(180)
Distributions to noncontrolling interests								(69)	(69)
Repurchase and retirement of shares	(9)	—	(93)	(306)		1	40		(359)
Exercise and vesting of share-based awards	1	—	(5)						(5)
Share-based compensation			22					—	22
Balance at June 30, 2025	371	$4	$3,952	$2,110	$(265)	—	$(12)	$667	$6,456	$13

Balance at December 31, 2023	407	$4	$4,320	$2,310	$(229)	—	$—	$701	$7,106	$13
Net Income				499				36	535	—
Foreign currency translation adjustments					(97)			(14)	(111)	—
Comprehensive income									424	—
Cash dividends declared ($0.32 per common share)				(126)					(126)
Distributions to/contributions from noncontrolling interests								(66)	(66)
Repurchase and retirement of shares	(21)	—	(225)	(635)		(1)	(17)		(877)
Exercise and vesting of share-based awards	1	—	(15)						(15)
Share-based compensation			23					—	23
Balance at June 30, 2024	387	$4	$4,103	$2,048	$(326)	(1)	$(17)	$657	$6,469	$13

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

In 1987, KFC was the first major global restaurant brand to enter China. As of June 30, 2025, there were 12,238 KFC stores in China. We maintain a controlling interest of 58%, 70%, 83%, 92% and approximately 60% in the entities that own and operate the KFCs in and around Shanghai, Beijing, Wuxi, Suzhou and Hangzhou, respectively.

The first Pizza Hut in China opened in 1990. As of June 30, 2025, there were 3,864 Pizza Hut restaurants in China.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of June 30, 2025, and our results of operations, comprehensive income, statements of equity for the quarters and years to date ended June 30, 2025 and 2024, and cash flows for the years to date ended June 30, 2025 and 2024. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2025.

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

Note 3 – Business Acquisitions and Equity Investments

Consolidation of Hangzhou KFC and Equity Investment in Hangzhou Catering

In the fourth quarter of 2021, the Company completed its investment in a 28% equity interest in Hangzhou Catering, an entity holding a 45% equity interest in Hangzhou KFC, of which the Company previously held a 47% equity interest. Upon completion of the transaction, the Company directly and indirectly holds an approximately 60% equity interest in Hangzhou KFC and has majority representation on the board, and thus obtained control over Hangzhou KFC and started to consolidate its results from the acquisition date. In addition to its equity interest in Hangzhou KFC, Hangzhou Catering operates Chinese dining restaurants under four time-honored brands and a food processing business. The Company applies the equity method of accounting to the 28% equity interest in Hangzhou Catering excluding the Hangzhou KFC business and recorded this investment in Equity investments based on its then fair value. The Company elected to report its share of Hangzhou Catering’s financial results with a one-quarter lag because its results are not available in time for the Company to record them in the concurrent period. The Company’s equity earnings (losses) from Hangzhou Catering, net of taxes, were immaterial for both quarters and years to date ended June 30, 2025 and 2024, and included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income. As of June 30, 2025 and December 31, 2024, the carrying amount of the Company’s equity method investment in Hangzhou Catering was $51 million and $45 million, respectively, exceeding the Company’s interest in Hangzhou Catering’s underlying net assets by $22 million and $22 million, respectively. Substantially all of this difference was attributable to its self-owned properties and impact of related deferred tax liabilities determined upon acquisition, which is being depreciated over a weighted-average remaining useful life of 20 years.

The purchase amount from Hangzhou Catering was immaterial for both quarters and years to date ended June 30, 2025 and 2024. The Company’s accounts payable and other current liabilities due to Hangzhou Catering were immaterial as of both June 30, 2025 and December 31, 2024.

Fujian Sunner Development Co., Ltd. (“Sunner”) Investment

In the first quarter of 2021, the Company acquired a 5% equity interest in Sunner, a Shenzhen Stock Exchange-listed company. Sunner is China’s largest white-feathered chicken producer and the Company’s largest poultry supplier.

In May 2021, the Company obtained one seat on Sunner’s board of directors upon Sunner’s shareholder approval. The representation on the board, along with the Company being one of Sunner’s significant shareholders, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. The Company’s equity earnings (losses) from Sunner, net of taxes, was $1 million for the quarter ended June 30, 2025, and $3 million for the year to date ended June 30, 2025, and was immaterial for both quarter and year to date ended June 30, 2024, which were included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income.

The Company purchased inventories of $89 million and $131 million from Sunner for the quarters ended June 30, 2025 and 2024, respectively, and $175 million and $247 million for the years to date ended June 30, 2025 and 2024, respectively. The Company’s accounts payable and other current liabilities due to Sunner were $34 million and $46 million as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025 and December 31, 2024, the carrying amount of the Company’s investment in Sunner was $222 million and $216 million, respectively, exceeding the Company’s interest in Sunner’s underlying net assets by $150 million and $147 million, respectively. As of June 30, 2025 and December 31, 2024, $15 million and $15 million of these basis differences were related to finite-lived intangible assets determined upon acquisition, respectively, which are being amortized over the estimated useful life of 20 years. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of June 30, 2025 and December 31, 2024, the market value of the Company’s investment in Sunner was $124 million and $123 million based on its quoted closing price, respectively.

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

A summary of pre-tax gains or losses on investment in equity securities of Meituan recognized, which were included in Investment (loss) gain in our Condensed Consolidated Statements of Income, is as follows:

	Quarter Ended		Year to Date Ended
	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Unrealized (loss) gain recorded on equity securities still held as of the end of the period	$(17)	$8	$(15)	$16

Other Equity Investments

In addition, the Company has strategic equity investments in its eco-system partners, including food and information technology service suppliers. For investments over which the Company has significant influence but does not control, the Company applies equity method to account for such investments. These investments were immaterial both individually and in aggregate, totaling $27 million and $25 million as of June 30, 2025 and December 31, 2024, respectively. The Company purchased inventories or services from these investees and the purchase amounts were immaterial for both quarters and years to date ended June 30, 2025 and 2024.

In the first quarter of 2025, the Company completed a strategic investment in SnowValley Agricultural Group, one of the Company’s key suppliers for potato and a private company, for total consideration of $14 million. The investment contains certain preferential rights, including the right to redeem shares at the Company’s option upon contingent events, and is therefore accounted for as available-for-sale debt securities measured at the estimated fair value. The unrealized gains or losses, arising from the change in fair value, net of tax, is recognized in Other comprehensive income (loss) in the Condensed Consolidated Statement of Comprehensive Income. As of June 30, 2025, the carrying amount of the investment was $14 million and fair value change was nil for both quarter and year to date ended June 30, 2025.

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

Disaggregation of Revenue

The following tables present revenue disaggregated by types of arrangements and segments:

	Quarter Ended 6/30/2025
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$2,059	$545	$9	$—	$2,613	$—	$2,613
Franchise fees and income	19	2	3	—	24	—	24
Revenues from transactions with franchisees	17	1	17	80	115	—	115
Other revenues	1	6	172	17	196	(161)	35
Total revenues	$2,096	$554	$201	$97	$2,948	$(161)	$2,787

	Quarter Ended 6/30/2024
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$1,983	$530	$15	$—	$2,528	$—	$2,528
Franchise fees and income	16	2	4	—	22	—	22
Revenues from transactions with franchisees	12	1	16	67	96	—	96
Other revenues	3	7	144	16	170	(137)	33
Total revenues	$2,014	$540	$179	$83	$2,816	$(137)	$2,679

	Year to Date Ended 6/30/2025
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$4,267	$1,129	$18	$—	$5,414	$—	$5,414
Franchise fees and income	40	4	7	—	51	—	51
Revenues from transactions with franchisees	33	3	36	164	236	—	236
Other revenues	2	13	342	34	391	(324)	67
Total revenues	$4,342	$1,149	$403	$198	$6,092	$(324)	$5,768

	Year to Date Ended 6/30/2024
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$4,176	$1,117	$29	$—	$5,322	$—	$5,322
Franchise fees and income	34	4	9	—	47	—	47
Revenues from transactions with franchisees	26	2	36	139	203	—	203
Other revenues	8	12	308	31	359	(294)	65
Total revenues	$4,244	$1,135	$382	$170	$5,931	$(294)	$5,637

Accounts Receivable

Accounts receivable primarily consist of trade receivables and royalties from franchisees, and are generally due within 30 days of the period in which the corresponding sales occur. Our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of June 30, 2025 and December 31, 2024, the ending balances of provision for accounts receivable were $2 million and $1 million, respectively, and amounts of accounts receivable past due were immaterial.

Costs to Obtain Contracts

Costs to obtain contracts consist of license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs, as well as upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets in the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $5 million and $6 million as of June 30, 2025 and December 31, 2024, respectively.

Contract Liabilities

Contract liabilities at June 30, 2025 and December 31, 2024 were as follows:

Contract liabilities	6/30/2025	12/31/2024
– Deferred revenue related to prepaid stored-value products	$135	$144
– Deferred revenue related to upfront franchise fees	44	43
– Deferred revenue related to customer loyalty programs	18	15
– Deferred revenue related to privilege membership programs	37	30
Total	$234	$232

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs and customer loyalty programs is included in Accounts payable and other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $50 million and $53 million for the quarters ended June 30, 2025 and 2024, respectively, and $80 million and $78 million for the years to date ended June 30, 2025 and 2024, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 5 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended		Year to Date Ended
	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Net Income – Yum China Holdings, Inc.	$215	$212	$507	$499
Weighted-average common shares outstanding (for basic calculation)(a)	373	389	374	395
Effect of dilutive share-based awards(a)	1	2	2	2
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)(a)	374	391	376	397
Basic Earnings Per Common Share	$0.58	$0.55	$1.36	$1.27
Diluted Earnings Per Common Share	$0.58	$0.55	$1.35	$1.26
Share-based awards excluded from the diluted EPS computation(b)	3	6	3	6

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
(b)
These outstanding stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) were excluded from the computation of diluted EPS because to do so would have been antidilutive for the periods presented, or because certain awards are contingently issuable based on the achievement of performance and market conditions, which have not been met as of June 30, 2025 and 2024.

Note 6 – Equity

Share Repurchase and Retirement

As of June 30, 2025, our Board of Directors authorized an aggregate of $4.4 billion for our share repurchase program, including its most recent increase in authorization on November 4, 2024. During the years to date ended June 30, 2025 and 2024, the Company repurchased 7.7 million shares of common stock for $356 million, and 21.7 million shares of common stock for $868 million, respectively, under the repurchase program, excluding transaction costs and excise tax. As of June 30, 2025, approximately $936 million remained available for future share repurchases under the authorization.

Of the shares repurchased for the year to date ended June 30, 2025, 7.4 million shares were retired and resumed the status of authorized and unissued shares of common stock, and 0.3 million shares repurchased on the HKEX are expected to be retired subsequent to June 30, 2025, and included in Treasury stock in the Condensed Consolidated Financial Statement.

The Inflation Reduction Act of 2022 (“IRA”), which is discussed further in Note 12, imposes an excise tax of 1% on net share repurchases that occur after December 31, 2022. Excise tax on net share repurchases, which was recognized as part of the cost of the shares repurchased, amounted to $3 million and $8 million for the years to date ended June 30, 2025 and 2024, respectively.

Note 7 – Supplemental Balance Sheet Information

Accounts Receivable, net	6/30/2025	12/31/2024
Accounts receivable, gross	$96	$80
Allowance for doubtful accounts	(2)	(1)
Accounts receivable, net	$94	$79

Prepaid Expenses and Other Current Assets	6/30/2025	12/31/2024
Value-added tax (“VAT”) assets	$120	$117
Interest receivables	94	48
Receivables from payment processors and aggregators	45	72
Deposits, primarily lease deposits	19	22
Other prepaid expenses and current assets	105	107
Prepaid expenses and other current assets	$383	$366

Property, Plant and Equipment (“PP&E”)	6/30/2025	12/31/2024
Buildings and improvements, and construction in progress	$3,193	$3,156
Finance leases, primarily buildings	83	80
Machinery and equipment	1,925	1,855
PP&E, gross	5,201	5,091
Accumulated depreciation	(2,786)	(2,684)
PP&E, net	$2,415	$2,407

Equity Investments	6/30/2025	12/31/2024
Investment in equity method investees	$300	$285
Investment in equity securities	68	83
Investment in available-for-sale debt securities	14	—
Equity investments	$382	$368

Other Assets	6/30/2025	12/31/2024
Land use right	$107	$107
Long-term deposits, primarily lease deposits	100	97
Prepayment for acquisition of PP&E	26	27
VAT assets	8	8
Costs to obtain contracts	5	6
Others	17	11
Other assets	$263	$256

Accounts Payable and Other Current Liabilities	6/30/2025	12/31/2024
Accounts payable	$795	$801
Operating lease liabilities	422	417
Accrued compensation and benefits	204	235
Contract liabilities	197	196
Accrued capital expenditures	132	192
Dividends payable	99	40
Accrued marketing expenses	47	33
Other current liabilities	160	166
Accounts payable and other current liabilities	$2,056	$2,080

Other Liabilities	6/30/2025	12/31/2024
Contract liabilities	$37	$36
Accrued income tax payable	20	23
Other non-current liabilities	97	98
Other liabilities	$154	$157

Note 8 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of 12/31/2024
Goodwill, gross	$2,271	$1,790	$18	$463
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	1,880	1,790	18	72
Effect of currency translation adjustments	35	34	—	1
Balance as of 6/30/2025
Goodwill, gross	2,306	1,824	18	464
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$1,915	$1,824	$18	$73

(a)
Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.

Intangible assets, net as of June 30, 2025 and December 31, 2024 are as follows:

	6/30/2025				12/31/2024
	Gross Carrying Amount(a)	Accumulated Amortization(a)	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$267	$(264)	$—	$3	$262	$(259)	$—	$3
Huang Ji Huang franchise related assets	21	(6)	—	15	20	(5)	—	15
Daojia platform	9	(2)	(7)	—	9	(2)	(7)	—
Customer-related assets	11	(10)	(1)	—	11	(10)	(1)	—
Others	8	(5)	—	3	8	(5)	—	3
	$316	$(287)	$(8)	$21	$310	$(281)	$(8)	$21
Indefinite-lived intangible assets
Little Sheep trademark	$49	$—	$—	$49	$49	$—	$—	$49
Huang Ji Huang trademark	75	—	—	75	74	—	—	74
	$124	$—	$—	$124	$123	$—	$—	$123

Total intangible assets	$440	$(287)	$(8)	$145	$433	$(281)	$(8)	$144

(a)
Changes in gross carrying amount and accumulated amortization include the effect of currency translation adjustments.

(b)
Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense for finite-lived intangible assets was less than $1 million for both quarters ended June 30, 2025 and 2024, and $1 million for both years to date ended June 30, 2025 and 2024. As of June 30, 2025, expected amortization expense for the unamortized finite-lived intangible assets was $1 million for the remainder of 2025 and $2 million in each of 2026, 2027, 2028 and 2029.

Note 9 – Short-term Borrowings

As of December 31, 2024, we had outstanding short-term bank borrowings of $127 million, mainly to manage working capital at our operating subsidiaries. The bank borrowings were RMB denominated, with a weighted-average interest rate of 1.7%, and were due within one year from their issuance dates. The short-term bank borrowings were fully repaid as of June 30, 2025.

Note 10 – Leases

As of June 30, 2025, we leased over 14,000 properties in China for our Company-owned restaurants. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant profit is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	6/30/2025	12/31/2024	Account Classification
Assets
Operating lease right-of-use assets	$2,103	$2,146	Operating lease right-of-use assets
Finance lease right-of-use assets	46	46	PP&E, net
Total leased assets(a)	$2,149	$2,192

Liabilities
Current
Operating lease liabilities	$422	$417	Accounts payable and other current liabilities
Finance lease liabilities	5	5	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,760	1,816	Non-current operating lease liabilities
Finance lease liabilities	48	49	Non-current finance lease liabilities
Total lease liabilities(a)	$2,235	$2,287

Summary of Lease Cost
	Quarter Ended		Year to Date Ended
	6/30/2025	6/30/2024	6/30/2025	6/30/2024	Account Classification

Operating lease cost	$122	$128	$246	$258	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	2	2	3	3	Occupancy and other operating expenses
Interest on lease liabilities	—	—	1	1	Interest income, net
Variable lease cost	103	97	218	212	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	3	3	7	6	Occupancy and other operating expenses or G&A
Sub-lease income	(4)	(5)	(9)	(10)	Franchise fees and income or Other revenues
Total lease cost	$226	$225	$466	$470

(a)
As of June 30, 2025, excluding the impact of foreign currency translation, right-of-use (“ROU”) assets decreased, primarily due to the amortization of assets relating to existing leases with fixed lease payments and a higher portion of our leases with variable lease payments. The decrease of lease liabilities was consistent with the decrease of ROU assets.

Supplemental Cash Flow Information
	Year to Date Ended
	6/30/2025	6/30/2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$253	$259
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	3	2
Right-of-use assets obtained in exchange for lease liabilities(b):
Operating leases	$113	$177
Finance leases	1	5

(b)
This supplemental non-cash disclosure for ROU assets obtained in exchange for lease liabilities includes an increase in lease liabilities associated with obtaining new ROU assets of $126 million and $180 million for the years to date ended June 30, 2025 and 2024, respectively, as well as adjustments to lease liabilities or ROU assets due to modification or other reassessment events, which resulted in a $12 million decrease and $2 million increase in lease liabilities for the years to date ended June 30, 2025 and 2024, respectively.

Lease Term and Discount Rate
	6/30/2025	6/30/2024
Weighted-average remaining lease term (years)
Operating leases	6.8	6.9
Finance leases	10.6	10.8

Weighted-average discount rate
Operating leases	4.3%	4.8%
Finance leases	4.5%	4.9%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of June 30, 2025 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2025	$268	$4	$272
2026	457	7	464
2027	403	7	410
2028	339	7	346
2029	270	7	277
Thereafter	784	35	819
Total undiscounted lease payment	2,521	67	2,588
Less: imputed interest(c)	339	14	353
Present value of lease liabilities	$2,182	$53	$2,235

(c)
As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of June 30, 2025, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $88 million. These leases will commence between the third quarter of 2025 and 2026 with lease terms of 1 year to 20 years.

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

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term bank deposits and notes, and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. The Company classifies its investment in available-for-sale debt securities as Level 3 in the fair value hierarchy because it is valued based on unobservable inputs. No transfers among the levels within the fair value hierarchy occurred during the quarters and years to date ended June 30, 2025 and 2024.

		Fair Value Measurement or Disclosure at June 30, 2025
	Balance at June 30, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Fixed income debt securities(a)	$306		$306
Money market funds	18	18
Time deposits	2		2
Total cash equivalents	326	18	308	—
Short-term investments:
Time deposits	771		771
Fixed income debt securities(a)	426		426
Variable return investments	211	211
Structured deposits	155		155
Total short-term investments	1,563	211	1,352	—
Long-term bank deposits and notes:
Time deposits	344		344
Fixed income bank notes(a)	282		282
Total long-term bank deposits and notes	626	—	626	—
Equity investments:
Investment in equity securities	68	68
Investment in available-for-sale debt securities	14			14
Total equity investments	82	68	—	14
Total	$2,597	$297	$2,286	$14

		Fair Value Measurement or Disclosure at December 31, 2024
	Balance at December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Fixed income debt securities(a)	$196		$196
Time deposits	145		145
Money market funds	30	30
Total cash equivalents	371	30	341	—
Short-term investments:
Time deposits	1,017		1,017
Structured deposits	90		90
Variable return investments	14	14
Total short-term investments	1,121	14	1,107	—
Long-term bank deposits and notes:
Time deposits	554		554
Fixed income bank notes(a)	534		534
Total long-term bank deposits and notes	1,088	—	1,088	—
Equity investments:
Investment in equity securities	83	83
Total	$2,663	$127	$2,536	$—

(a)
Classified as held-to-maturity investments and measured at amortized cost.

The Company is required to place bank deposits or purchase insurance to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements. $28 million of time deposits in Short-term investments and $34 million of time deposits in Long-term bank deposits and notes were restricted for use as of June 30, 2025, and $60 million of time deposits in Long-term bank deposits and notes were restricted for use as of December 31, 2024.

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

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the quarters and years to date ended June 30, 2025 and 2024. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective period-end dates.

	Quarter Ended		Year to Date Ended
	6/30/2025	6/30/2024	6/30/2025	6/30/2024	Account Classification
Restaurant-level impairment(a)	$8	$7	$8	$7	Closure and impairment expenses, net

(a)
Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted mainly from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. After considering the impairment charges recorded during the corresponding periods, the fair value of such assets as of June 30, 2025 and 2024 was $23 million and $22 million, respectively.

Note 12 – Income Taxes

	Quarter Ended		Year to Date Ended
	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Income tax provision	$80	$77	$199	$190
Effective tax rate	25.8%	25.2%	26.9%	26.2%

The higher effective tax rate for the quarter ended June 30, 2025 was primarily due to higher withholding tax associated with higher planned repatriation of earnings outside of China, and the impact from fair value change of our investment in Meituan.

The higher effective tax rate for the year to date ended June 30, 2025 was primarily due to higher withholding tax associated with higher planned repatriation of earnings outside of China, less interest income subject to lower income tax rates, and the impact from fair value change of our investment in Meituan.

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

In December 2022, a refined Foreign Sourced Income Exemption (“FSIE”) regime was published in Hong Kong and took effect from January 1, 2023. Under the new FSIE regime, certain foreign sourced income would be deemed as being sourced from Hong Kong and chargeable to Hong Kong Profits Tax, if the recipient entity fails to meet the prescribed exception requirements. Certain dividends, interests and disposal gains, if any, received by us and our Hong Kong subsidiaries may be subject to the new tax regime. Based on our analysis, this legislation did not have a material impact on our financial statements. The Company will monitor the developments and continue to evaluate the impact, if any.

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

In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the U.S.. The OBBBA includes a broad range of provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and others. We are in the process of evaluating the impact on our financial statements, if any.

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

	Quarter Ended 6/30/2025
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated
Revenue from external customers	$2,096	$554	$40		$97	(b)	$2,787	$—	$2,787
Inter-segment revenue(c)	—	—	161		—		161	(161)	—
	2,096	554	201		97		2,948	(161)	2,787

Less:
Food and paper	631	177	2		—		810	—	810
Payroll and employee benefits	556	154	2		—		712	—	712
Occupancy and other operating expenses	523	141	5		—		669	—	669
General and administrative expenses	61	26	8		36		131	—	131
Franchise expenses	9	1	—		—		10	—	10
Expenses for transactions with franchisees	15	1	16		78	(b)	110	—	110
Other operating costs and expenses	1	5	168	(c)	17		191	(161)	30
Closures and impairment expenses, net	8	3	1		—		12	—	12
Other income, net	—	—	—		(1)		(1)	—	(1)

Operating Profit (Loss)	292	46	(1)		(33)		304	—	304

Interest income, net(a)					25				25
Investment loss(a)					(18)				(18)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$311

	Quarter Ended 6/30/2024
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated
Revenue from external customers	$2,014	$540	$42		$83	(b)	$2,679	$—	$2,679
Inter-segment revenue(c)	—	—	137		—		137	(137)	—
	2,014	540	179		83		2,816	(137)	2,679

Less:
Food and paper	626	167	4		—		797	—	797
Payroll and employee benefits	513	150	3		—		666	—	666
Occupancy and other operating expenses	524	143	7		—		674	—	674
General and administrative expenses	60	27	10		36		133	—	133
Franchise expenses	8	1	—		—		9	—	9
Expenses for transactions with franchisees	11	1	14		66	(b)	92	—	92
Other operating costs and expenses	2	6	142	(c)	16		166	(137)	29
Closures and impairment expenses, net	6	5	2		—		13	—	13

Operating Profit (Loss)	264	40	(3)		(35)		266	—	266

Interest income, net(a)					31				31
Investment gain(a)					8				8
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$305

	Year to Date Ended 6/30/2025
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated
Revenue from external customers	$4,342	$1,149	$79		$198	(b)	$5,768	$—	$5,768
Inter-segment revenue(c)	—	—	324		—		324	(324)	—
	4,342	1,149	403		198		6,092	(324)	5,768

Less:
Food and paper	1,316	363	5		—		1,684	—	1,684
Payroll and employee benefits	1,110	317	5		—		1,432	(1)	1,431
Occupancy and other operating expenses	1,055	292	10		—		1,357	—	1,357
General and administrative expenses	120	52	16		81		269	—	269
Franchise expenses	19	2	—		—		21	—	21
Expenses for transactions with franchisees	29	3	33		162	(b)	227	—	227
Other operating costs and expenses	2	11	335	(c)	34		382	(323)	59
Closures and impairment expenses, net	13	3	2		—		18	—	18
Other income, net	—	—	—		(1)		(1)	—	(1)

Operating Profit (Loss)	678	106	(3)		(78)		703	—	703

Interest income, net(a)					51				51
Investment loss(a)					(15)				(15)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$739

	Year to Date Ended 6/30/2024
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated
Revenue from external customers	$4,244	$1,135	$88		$170	(b)	$5,637	$—	$5,637
Inter-segment revenue(c)	—	—	294		—		294	(294)	—
	4,244	1,135	382		170		5,931	(294)	5,637

Less:
Food and paper	1,320	365	8		—		1,693	—	1,693
Payroll and employee benefits	1,055	312	8		—		1,375	(1)	1,374
Occupancy and other operating expenses	1,059	297	15		—		1,371	—	1,371
General and administrative expenses	121	54	20		78		273	—	273
Franchise expenses	17	2	—		—		19	—	19
Expenses for transactions with franchisees	23	2	33		138	(b)	196	—	196
Other operating costs and expenses	6	11	304	(c)	30		351	(293)	58
Closures and impairment expenses, net	7	5	2		—		14	—	14
Other income, net	—	—	—		(1)		(1)	—	(1)

Operating Profit (Loss)	636	87	(8)		(75)		640	—	640

Interest income, net(a)					69				69
Investment gain(a)					16				16
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$725

	Quarter Ended		Year to Date Ended
Depreciation and Amortization	6/30/2025	6/30/2024	6/30/2025	6/30/2024
KFC	$76	$83	$150	$166
Pizza Hut	24	24	47	47
All Other Segments	1	2	3	4
Corporate and Unallocated	9	9	19	18
	$110	$118	$219	$235

	Quarter Ended		Year to Date Ended
Impairment Charges	6/30/2025	6/30/2024	6/30/2025	6/30/2024
KFC(d)	$9	$8	$14	$10
Pizza Hut(d)	3	5	4	6
All Other Segments(d)	1	2	1	3
	$13	$15	$19	$19

	Quarter Ended		Year to Date Ended
Capital Spending	6/30/2025	6/30/2024	6/30/2025	6/30/2024
KFC	68	95	$143	$185
Pizza Hut	21	29	44	59
All Other Segments	1	1	1	3
Corporate and Unallocated	32	44	71	111
	$122	$169	$259	$358

	Total Assets
	6/30/2025	12/31/2024
KFC	$5,273	$5,334
Pizza Hut	905	914
All Other Segments	298	300
Corporate and Unallocated(e)	4,507	4,573
	$10,983	$11,121

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

Note 15 – Subsequent Events

Cash Dividend

On August 5, 2025, the Company announced that the Board of Directors declared a cash dividend of $0.24 per share on Yum China’s common stock, payable on September 23, 2025, to stockholders of record as of the close of business on September 2, 2025. Total estimated cash dividend payable is approximately $88 million.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of 2024 system sales, with 16,978 restaurants covering over 2,400 cities primarily in China as of June 30, 2025. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Lavazza, Huang Ji Huang, Little Sheep and Taco Bell. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China (excluding Hong Kong, Macau and Taiwan), and own the intellectual property of the Little Sheep and Huang Ji Huang concepts outright. We also established a joint venture with Lavazza Group, the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee concept in China. KFC was the first major global restaurant brand to enter China in 1987. With more than 35 years of operations, we have developed extensive operating experience in the China market. We believe that there are significant opportunities to further expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of June 30, 2025, KFC operated 12,238 restaurants in over 2,400 cities across China.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of June 30, 2025, Pizza Hut operated 3,864 restaurants in over 900 cities.

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

Quarters and Years to Date Ended June 30, 2025 and 2024

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

	Quarter Ended		%/ppts Change		Year to Date Ended		%/ppts Change
	6/30/2025	6/30/2024	Reported	Ex F/X	6/30/2025	6/30/2024	Reported	Ex F/X
System Sales Growth(a) (%)	4	4	NM	NM	3	5	NM	NM
Same-Store Sales Growth (Decline)(a) (%)	1	(4)	NM	NM	Even	(3)	NM	NM
Operating Profit	304	266	+14	+14	703	640	+10	+11
Adjusted Operating Profit(b)	304	266	+14	+14	703	640	+10	+11
Core Operating Profit(b)	303	266	NM	+14	708	640	NM	+11
OP Margin(c) (%)	10.9	9.9	+1.0	+1.0	12.2	11.4	+0.8	+0.8
Core OP Margin(b) (%)	10.9	9.9	NM	+1.0	12.2	11.4	NM	+0.8
Net Income	215	212	+1	+1	507	499	+1	+2
Adjusted Net Income(b)	215	212	+1	+1	507	499	+1	+2
Diluted Earnings Per Common Share	0.58	0.55	+5	+5	1.35	1.26	+7	+8
Adjusted Diluted Earnings Per Common Share(b)	0.58	0.55	+5	+5	1.35	1.26	+7	+8

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

As compared to the second quarter of 2024, Total revenues in the second quarter of 2025 increased 4%, including or excluding the impact of F/X. Total revenues for the year to date ended June 30, 2025 increased 2%, or 3% excluding the impact of F/X. The increase in Total revenues for the quarter ended June 30, 2025, excluding the impact of F/X, was primarily driven by 3% net new unit contribution and 1% same-store sales growth. The increase in Total revenues for the year to date ended June 30, 2025, excluding the impact of F/X, was primarily driven by 3% net new unit contribution.

Operating profit for the second quarter increased 14%, including or excluding the impact of F/X. Operating profit for the year to date ended June 30, 2025 increased 10%, or 11% excluding the impact of F/X. The increase in Operating profit for the quarter and year to date ended June 30, 2025 was primarily driven by the increase in Total revenues, favorable commodity prices and efficiency improvement from streamlined operations, partially offset by increased value-for-money offerings, increased delivery cost associated with higher delivery sales mix in the current period and wage inflation in the low single digits.

The Consolidated Results of Operations for the quarters and years to date ended June 30, 2025 and 2024 and other data are presented below:

	Quarter Ended		% B/(W)(a)				Year to Date Ended		% B/(W)(a)
	6/30/2025	6/30/2024	Reported		Ex F/X		6/30/2025	6/30/2024	Reported		Ex F/X
Company sales	$2,613	$2,528	3		3		$5,414	$5,322	2		2
Franchise fees and income	24	22	11		11		51	47	9		9
Revenues from transactions with franchisees	115	96	20		20		236	203	16		17
Other revenues	35	33	6		6		67	65	3		3
Total revenues	$2,787	$2,679	4		4		$5,768	$5,637	2		3
Company restaurant expenses	$2,191	$2,137	(3)		(2)		$4,472	$4,438	(1)		(1)
Operating Profit	$304	$266	14		14		$703	$640	10		11
OP Margin (%)	10.9%	9.9%	1.0	ppts.	1.0	ppts.	12.2%	11.4%	0.8	ppts.	0.8	ppts.
Interest income, net	25	31	(21)		(21)		51	69	(26)		(26)
Investment (loss) gain	(18)	8	NM		NM		(15)	16	NM		NM
Income tax provision	(80)	(77)	(4)		(3)		(199)	(190)	(5)		(5)
Equity in net earnings (losses) from equity method investments	2	—	NM		NM		6	—	NM		NM
Net Income – including noncontrolling interests	233	228	2		1		546	535	2		2
Net Income – noncontrolling interests	18	16	(9)		(10)		39	36	(6)		(8)
Net Income – Yum China Holdings, Inc.	$215	$212	1		1		$507	$499	1		2
Diluted Earnings Per Common Share	$0.58	$0.55	5		5		$1.35	$1.26	7		8
Effective tax rate	25.8%	25.2%					26.9%	26.2%
Supplementary information – Non-GAAP Measures(b)
Restaurant profit	$422	$391	7		7		$942	$884	6		7
Restaurant margin (%)	16.1%	15.5%	0.6	ppts.	0.6	ppts.	17.4%	16.6%	0.8	ppts.	0.8	ppts.
Adjusted Operating Profit	$304	$266					$703	$640
Core Operating Profit	$303	$266					$708	$640
Core OP Margin (%)	10.9%	9.9%					12.2%	11.4%
Adjusted Net Income – Yum China Holdings, Inc.	$215	$212					$507	$499
Adjusted Diluted Earnings Per Common Share	$0.58	$0.55					$1.35	$1.26
Adjusted Effective Tax Rate	25.8%	25.2%					26.9%	26.2%
Adjusted EBITDA	$427	$399					$941	$894

(a)
Represents the period-over-period change in percentage.
(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

	Quarter Ended 6/30/2025	Year to Date Ended 6/30/2025
	% change	% change
System Sales Growth	4%	3%
System Sales Growth, excluding F/X	4%	3%
Same-Store Sales Growth	1%	Even

Unit Count	6/30/2025	6/30/2024	% Increase
Company-owned	14,319	13,278	8
Franchisees	2,659	2,145	24
	16,978	15,423	10

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

The following table sets forth the reconciliations of the most directly comparable GAAP financial measures to the non-GAAP financial measures:

	Quarter Ended		Year to Date Ended
	6/30/2025	6/30/2024	6/30/2025	6/30/2024

Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$304	$266	$703	$640
Special Items, Operating Profit	—	—	—	—
Adjusted Operating Profit	$304	$266	$703	$640
Reconciliation of Net Income to Adjusted Net Income
Net Income – Yum China Holdings, Inc.	$215	$212	$507	$499
Special Items, Net Income –Yum China Holdings, Inc.	—	—	—	—
Adjusted Net Income – Yum China Holdings, Inc.	$215	$212	$507	$499
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.58	$0.55	$1.36	$1.27
Special Items, Basic Earnings Per Common Share	—	—	—	—
Adjusted Basic Earnings Per Common Share	$0.58	$0.55	$1.36	$1.27
Diluted Earnings Per Common Share	$0.58	$0.55	$1.35	$1.26
Special Items, Diluted Earnings Per Common Share	—	—	—	—
Adjusted Diluted Earnings Per Common Share	$0.58	$0.55	$1.35	$1.26
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate	25.8%	25.2%	26.9%	26.2%
Impact on effective tax rate as a result of Special Items	—	—	—	—
Adjusted effective tax rate	25.8%	25.2%	26.9%	26.2%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below:

	Quarter Ended		Year to Date Ended
	6/30/2025	6/30/2024	6/30/2025	6/30/2024

Net Income – Yum China Holdings, Inc.	$215	$212	$507	$499
Net income – noncontrolling interests	18	16	39	36
Equity in net (earnings) losses from equity method investments	(2)	—	(6)	—
Income tax provision	80	77	199	190
Interest income, net	(25)	(31)	(51)	(69)
Investment loss (gain)	18	(8)	15	(16)
Operating Profit	304	266	703	640
Special Items, Operating Profit	—	—	—	—
Adjusted Operating Profit	304	266	703	640
Depreciation and amortization	110	118	219	235
Store impairment charges	13	15	19	19
Adjusted EBITDA	$427	$399	$941	$894

Reconciliation of GAAP Operating Profit to Restaurant Profit is as follows:

	Quarter Ended 6/30/2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$292	$46	$(1)	$(33)	$—	$304
Less:
Franchise fees and income	19	2	3	—	—	24
Revenues from transactions with franchisees	17	1	17	80	—	115
Other revenues	1	6	172	17	(161)	35
Add:
General and administrative expenses	61	26	8	36	—	131
Franchise expenses	9	1	—	—	—	10
Expenses for transactions with franchisees	15	1	16	78	—	110
Other operating costs and expenses	1	5	168	17	(161)	30
Closures and impairment expenses, net	8	3	1	—	—	12
Other income, net	—	—	—	(1)	—	(1)
Restaurant profit	$349	$73	$—	$—	$—	$422
Company sales	2,059	545	9	—	—	2,613
Restaurant margin (%)	16.9%	13.3%	(11.5)%	N/A	N/A	16.1%

	Quarter Ended 6/30/2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$264	$40	$(3)	$(35)	$—	$266
Less:
Franchise fees and income	16	2	4	—	—	22
Revenues from transactions with franchisees	12	1	16	67	—	96
Other revenues	3	7	144	16	(137)	33
Add:
General and administrative expenses	60	27	10	36	—	133
Franchise expenses	8	1	—	—	—	9
Expenses for transactions with franchisees	11	1	14	66	—	92
Other operating costs and expenses	2	6	142	16	(137)	29
Closures and impairment expenses, net	6	5	2	—	—	13
Restaurant profit	$320	$70	$1	$—	$—	$391
Company sales	1,983	530	15	—	—	2,528
Restaurant margin (%)	16.2%	13.2%	5.9%	N/A	N/A	15.5%

	Year to Date Ended 6/30/2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$678	$106	$(3)	$(78)	$—	$703
Less:
Franchise fees and income	40	4	7	—	—	51
Revenues from transactions with franchisees	33	3	36	164	—	236
Other revenues	2	13	342	34	(324)	67
Add:
General and administrative expenses	120	52	16	81	—	269
Franchise expenses	19	2	—	—	—	21
Expenses for transactions with franchisees	29	3	33	162	—	227
Other operating costs and expenses	2	11	335	34	(323)	59
Closures and impairment expenses, net	13	3	2	—	—	18
Other income, net	—	—	—	(1)	—	(1)
Restaurant profit (loss)	$786	$157	$(2)	$—	$1	$942
Company sales	4,267	1,129	18	—	—	5,414
Restaurant margin (%)	18.4%	13.9%	(16.0)%	N/A	N/A	17.4%

	Year to Date Ended 6/30/2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$636	$87	$(8)	$(75)	$—	$640
Less:
Franchise fees and income	34	4	9	—	—	47
Revenues from transactions with franchisees	26	2	36	139	—	203
Other revenues	8	12	308	31	(294)	65
Add:
General and administrative expenses	121	54	20	78	—	273
Franchise expenses	17	2	—	—	—	19
Expenses for transactions with franchisees	23	2	33	138	—	196
Other operating costs and expenses	6	11	304	30	(293)	58
Closures and impairment expenses, net	7	5	2	—	—	14
Other income, net	—	—	—	(1)	—	(1)
Restaurant profit (loss)	$742	$143	$(2)	$—	$1	$884
Company sales	4,176	1,117	29	—	—	5,322
Restaurant margin (%)	17.8%	12.8%	(11.1)%	N/A	N/A	16.6%

Reconciliation of GAAP Operating Profit to Core Operating Profit is as follows:

	Quarter ended		% Change		Year to Date Ended		% Change
	6/30/2025	6/30/2024	B/(W)		6/30/2025	6/30/2024	B/(W)
Operating profit	$304	$266	14		$703	$640	10
Special Items, Operating Profit	—	—			—	—
Adjusted Operating Profit	$304	$266	14		$703	$640	10
Items Affecting Comparability	—	—			—	—
F/X impact	(1)	—			5	—
Core Operating Profit	$303	$266	14		$708	$640	11
Total revenues	2,787	2,679	4		5,768	5,637	2
F/X impact	(7)	—			31	—
Total revenues, excluding the impact of F/X	$2,780	$2,679	4		$5,799	$5,637	3
Core OP margin (%)	10.9%	9.9%	1.0	ppts.	12.2%	11.4%	0.8	ppts.

Reconciliation of GAAP Operating Profit to Core Operating Profit by segment is as follows:

	Quarter Ended 6/30/2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$292	$46	$(1)	$(33)	$—	$304
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$292	$46	$(1)	$(33)	$—	$304
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	(1)	—	—	—	—	(1)
Core Operating Profit (Loss)	$291	$46	$(1)	$(33)	$—	$303

	Quarter Ended 6/30/2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$264	$40	$(3)	$(35)	$—	$266
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$264	$40	$(3)	$(35)	$—	$266
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	—	—	—	—	—	—
Core Operating Profit (Loss)	$264	$40	$(3)	$(35)	$—	$266

	Year to Date Ended 6/30/2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$678	$106	$(3)	$(78)	$—	$703
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$678	$106	$(3)	$(78)	$—	$703
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	4	1	—	—	—	5
Core Operating Profit (Loss)	$682	$107	$(3)	$(78)	$—	$708

	Year to Date Ended 6/30/2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$636	$87	$(8)	$(75)	$—	$640
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$636	$87	$(8)	$(75)	$—	$640
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	—	—	—	—	—	—
Core Operating Profit (Loss)	$636	$87	$(8)	$(75)	$—	$640

Segment Results

KFC

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2025	6/30/2024	Reported		Ex F/X		6/30/2025	6/30/2024	Reported		Ex F/X
Company sales	$2,059	$1,983	4		4		$4,267	$4,176	2		3
Franchise fees and income	19	16	16		16		40	34	14		14
Revenues from transactions with franchisees	17	12	32		32		33	26	26		27
Other revenues	1	3	(68)		(68)		2	8	(74)		(74)
Total revenues	$2,096	$2,014	4		4		$4,342	$4,244	2		3
Company restaurant expenses	$1,710	$1,663	(3)		(3)		$3,481	$3,434	(1)		(2)
G&A expenses	$61	$60	(2)		(2)		$120	$121	1		—
Franchise expenses	$9	$8	(9)		(9)		$19	$17	(9)		(9)
Expenses for transactions with franchisees	$15	$11	(37)		(37)		$29	$23	(29)		(30)
Other operating costs and expenses	$1	$2	68		68		$2	$6	72		72
Closures and impairment expenses, net	$8	$6	(15)		(14)		$13	$7	(65)		(65)
Operating Profit	$292	$264	11		10		$678	$636	6		7
OP Margin (%)	14.0%	13.1%	0.9	ppts.	0.9	ppts.	15.6%	15.0%	0.6	ppts.	0.6	ppts.
Restaurant profit	$349	$320	9		9		$786	$742	6		6
Restaurant margin (%)	16.9%	16.2%	0.7	ppts.	0.7	ppts.	18.4%	17.8%	0.6	ppts.	0.6	ppts.

	Quarter Ended 6/30/2025	Year to Date Ended 6/30/2025
	% change	% change
System Sales Growth	5%	4%
System Sales Growth, excluding F/X	5%	4%
Same-Store Sales Growth	1%	Even

Unit Count	6/30/2025	6/30/2024	% Increase
Company-owned	10,536	9,740	8
Franchisees	1,702	1,191	43
	12,238	10,931	12

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	6/30/2024	Store Portfolio Actions	Other	F/X	6/30/2025
Company sales	$1,983	$54	$17	$5	$2,059
Cost of sales	(626)	(18)	15	(2)	(631)
Cost of labor	(513)	(15)	(27)	(1)	(556)
Occupancy and other operating expenses	(524)	(13)	15	(1)	(523)
Restaurant profit	$320	$8	$20	$1	$349

	Year to Date Ended
Income (Expense)	6/30/2024	Store Portfolio Actions	Other	F/X	6/30/2025
Company sales	$4,176	$118	$(4)	$(23)	$4,267
Cost of sales	(1,320)	(41)	37	8	(1,316)
Cost of labor	(1,055)	(32)	(29)	6	(1,110)
Occupancy and other operating expenses	(1,059)	(30)	29	5	(1,055)
Restaurant profit	$742	$15	$33	$(4)	$786

As compared to the second quarter of 2024, the increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by net unit growth and same-store sales growth. The increase in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales, favorable commodity prices and efficiency improvement from streamlined operations, partially offset by increased rider cost associated with higher delivery sales mix in the current period, increased value-for-money offerings and wage inflation in the low single digits.

The increase in Company sales for the year to date ended June 30, 2025, excluding the impact of F/X, was primarily driven by net unit growth. The year to date increase in Restaurant profit, excluding the impact of F/X, was primarily driven by the increase in Company sales, favorable commodity prices and efficiency improvement from streamlined operations, partially offset by increased value-for-money offerings, increased rider cost associated with higher delivery sales mix in the current period and wage inflation in the low single digits.

Franchise Fees and Income/Revenues from Transactions with Franchisees

The quarter and year to date increase in Franchise fees and income and Revenues from transactions with franchisees, excluding the impact of F/X, was primarily driven by acceleration of franchise store openings.

Operating Profit

The quarter and year to date increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit.

Pizza Hut

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2025	6/30/2024	Reported		Ex F/X		6/30/2025	6/30/2024	Reported		Ex F/X
Company sales	$545	$530	3		3		$1,129	$1,117	1		2
Franchise fees and income	2	2	20		19		4	4	21		22
Revenues from transactions with franchisees	1	1	44		43		3	2	56		57
Other revenues	6	7	—		—		13	12	9		9
Total revenues	$554	$540	3		3		$1,149	$1,135	1		2
Company restaurant expenses	$472	$460	(3)		(2)		$972	$974	—		—
G&A expenses	$26	$27	5		5		$52	$54	4		4
Franchise expenses	$1	$1	(14)		(14)		$2	$2	(15)		(15)
Expenses for transactions with franchisees	$1	$1	(32)		(32)		$3	$2	(41)		(42)
Other operating costs and expenses	$5	$6	7		7		$11	$11	(3)		(3)
Closures and impairment expenses, net	$3	$5	37		38		$3	$5	38		38
Operating Profit	$46	$40	16		15		$106	$87	22		23
OP Margin (%)	8.3%	7.4%	0.9	ppts.	0.9	ppts.	9.2%	7.7%	1.5	ppts.	1.5	ppts.
Restaurant profit	$73	$70	4		3		$157	$143	9		10
Restaurant margin (%)	13.3%	13.2%	0.1	ppts.	0.1	ppts.	13.9%	12.8%	1.1	ppts.	1.1	ppts.

	Quarter Ended 6/30/2025	Year to Date Ended 6/30/2025
	% change	% change
System Sales Growth	4%	2%
System Sales Growth, excluding F/X	3%	3%
Same-Store Sales Growth	2%	1%

Unit Count	6/30/2025	6/30/2024	% Increase
Company-owned	3,629	3,341	9
Franchisees	235	163	44
	3,864	3,504	10

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	6/30/2024	Store Portfolio Actions	Other	F/X	6/30/2025
Company sales	$530	$5	$8	$2	$545
Cost of sales	(167)	(1)	(8)	(1)	(177)
Cost of labor	(150)	(1)	(3)	—	(154)
Occupancy and other operating expenses	(143)	(2)	4	—	(141)
Restaurant profit	$70	$1	$1	$1	$73

	Year to Date Ended
Income (Expense)	6/30/2024	Store Portfolio Actions	Other	F/X	6/30/2025
Company sales	$1,117	$15	$3	$(6)	$1,129
Cost of sales	(365)	(4)	4	2	(363)
Cost of labor	(312)	(3)	(4)	2	(317)
Occupancy and other operating expenses	(297)	(6)	10	1	(292)
Restaurant profit	$143	$2	$13	$(1)	$157

As compared to the second quarter of 2024, the increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by same-store sales growth and net unit growth. The increase in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales, favorable commodity prices and efficiency improvement from streamlined operations, partially offset by increased value-for-money offerings, with all-you-can-eat campaign shifted to the second quarter this year, increased delivery cost associated with higher delivery sales mix in the current period and wage inflation in the low single digits.

The increase in Company sales for the year to date ended June 30, 2025, excluding the impact of F/X, was primarily driven by net unit growth and same-store sales growth, partially offset by more temporary closures mainly during the Chinese New Year holiday compared with the prior year. The year to date increase in Restaurant profit, excluding the impact of F/X, was primarily driven by the increase in Company sales, favorable commodity prices and efficiency improvement from streamlined operations, partially offset by increased value-for-money offerings, increased delivery cost associated with higher delivery sales mix in the current period and wage inflation in the low single digits.

Operating Profit

The quarter and year to date increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit.

All Other Segments

All Other Segments reflects the results of Lavazza, Huang Ji Huang, Little Sheep, Taco Bell, our delivery operating segment, and for 2024, also the e-commerce segment.

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2025	6/30/2024	Reported		Ex F/X		6/30/2025	6/30/2024	Reported		Ex F/X
Company sales	$9	$15	(40)		(40)		$18	$29	(38)		(37)
Franchise fees and income	3	4	(16)		(16)		7	9	(16)		(15)
Revenues from transactions with franchisees	17	16	12		11		36	36	(1)		(1)
Other revenues	172	144	19		19		342	308	11		12
Total revenues	$201	$179	13		12		$403	$382	6		6
Company restaurant expenses	$9	$14	29		29		$20	$31	35		34
G&A expenses	$8	$10	21		21		$16	$20	20		20
Expenses for transactions with franchisees	$16	$14	(13)		(13)		$33	$33	1		—
Other operating costs and expenses	$168	$142	(18)		(18)		$335	$304	(11)		(11)
Closures and impairment expenses, net	$1	$2	39		40		$2	$2	(18)		(17)
Operating Loss	$(1)	$(3)	48		48		$(3)	$(8)	63		63
OP Margin (%)	(0.8)%	(1.7)%	0.9	ppts.	0.9	ppts.	(0.8)%	(2.2)%	1.4	ppts.	1.4	ppts.
Restaurant profit (loss)	$—	$1	NM		NM		$(2)	$(2)	10		9
Restaurant margin (%)	(11.5)%	5.9%	(17.4)	ppts.	(17.4)	ppts.	(16.0)%	(11.1)%	(4.9)	ppts.	(4.9)	ppts.

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

Corporate and Unallocated

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2025	6/30/2024	Reported		Ex F/X		6/30/2025	6/30/2024	Reported		Ex F/X
Revenues from transactions with franchisees	$80	$67	19		19		$164	$139	18		19
Other revenues	$17	$16	6		6		$34	$31	9		10
Expenses for transactions with franchisees	$78	$66	(19)		(18)		$162	$138	(18)		(19)
Other operating costs and expenses	$17	$16	(8)		(7)		$34	$30	(13)		(14)
Corporate G&A expenses	$36	$36	2		2		$81	$78	(3)		(3)
Other unallocated income, net	$(1)	$—	NM		NM		$(1)	$(1)	(29)		(29)
Interest income, net	$25	$31	(21)		(21)		$51	$69	(26)		(26)
Investment (loss) gain	$(18)	$8	NM		NM		$(15)	$16	NM		NM
Income tax provision (See Note 12)	$(80)	$(77)	(4)		(3)		$(199)	$(190)	(5)		(5)
Equity in net earnings (losses) from equity method investments	$2	$—	NM		NM		$6	$—	NM		NM
Effective tax rate (See Note 12)	25.8%	25.2%	(0.6)	ppts.	(0.6)	ppts.	26.9%	26.2%	(0.7)	ppts.	(0.7)	ppts.

Revenues from Transactions with Franchisees

Revenues from transactions with franchisees primarily include revenues derived from the Company’s central procurement model, whereby food and paper products are centrally purchased and then mainly sold to KFC and Pizza Hut franchisees. The quarter and year to date increase in revenues from transactions with franchisees, excluding the impact of F/X, was mainly due to the increase in system sales for franchisees primarily driven by acceleration of franchise store openings.

Interest Income, Net

The quarter and year to date decrease in interest income, net, excluding the impact of F/X, was primarily driven by lower interest rates and lower investment balance with cash used in return to shareholders.

Investment (Loss) Gain

The investment (loss) gain mainly relates to the change in fair value of our investment in Meituan. See Note 3 for additional information.

Income Tax Provision

Our income tax provision primarily includes tax on our earnings generally at the Chinese statutory tax rate of 25% with certain Chinese subsidiaries qualified for preferential tax rates, withholding tax on planned or actual repatriation of earnings outside of China, Hong Kong profits tax, and U.S. corporate income tax, if any. The higher effective tax rate for the quarter ended June 30, 2025 was primarily due to higher withholding tax associated with higher planned repatriation of earnings outside of China, and the impact from fair value change of our investment in Meituan. The higher effective tax rate for the year to date ended June 30, 2025 was primarily due to higher withholding tax associated with higher planned repatriation of earnings outside of China, less interest income subject to lower income tax rates and the impact from fair value change of our investment in Meituan.

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

PRC Value-Added Tax (“VAT”)

Effective May 1, 2016, a 6% output VAT replaced the 5% business tax (“BT”) previously applied to certain restaurant sales. Input VAT would be creditable to the aforementioned 6% output VAT. Our new retail business is generally subject to VAT rates at 9% or 13%. The latest VAT rates imposed on our purchase of materials and services included 13%, 9% and 6%, which were gradually changed from 17%, 13%, 11% and 6% since 2017. These rate changes impact our input VAT on all materials and certain services, mainly including construction, transportation and leasing. However, the impact on our operating results was insignificant.

Entities that are general VAT taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as a VAT asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, in the Condensed Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT asset for recoverability, giving consideration to the indefinite life of VAT assets as well as its forecasted operating results and capital spending, which inherently includes significant assumptions that are subject to change. As of June 30, 2025 and December 31, 2024, the Company has not made an allowance for the recoverability of VAT assets, as the balance is expected to be utilized to offset against VAT payables or be refunded in the future.

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

As of June 30, 2025, current VAT assets of $120 million, non-current VAT assets of $8 million and net VAT payable of $9 million were recorded in Prepaid expenses and other current assets, Other assets and Accounts payable and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets.

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

Condensed Consolidated Cash Flows

Our cash flows for the years to date ended June 30, 2025 and 2024 were as follows:

Net cash provided by operating activities was $864 million in 2025 as compared to $843 million in 2024. The increase was primarily driven by the increase in Operating profit along with working capital changes.

Net cash used in investing activities was $290 million in 2025 as compared to $132 million in 2024. The increase was mainly due to the net impact on cash flows resulting from purchases and maturities of short-term investments, and long-term bank deposits and notes, partially offset by the decrease in capital spending.

Net cash used in financing activities was $709 million in 2025 as compared to $785 million in 2024. The decrease was primarily driven by the decrease in share repurchases, partially offset by the lapping impact from the proceeds from short-term bank borrowings received in prior year and repaid in current year and increase of cash dividends paid on common stock.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores and our franchise operations. Our global offering in September 2020 provided us with $2.2 billion in net proceeds.

Our ability to fund our future operations and capital needs will primarily depend on our ongoing ability to generate cash from operations. We believe our principal uses of cash in the future will be primarily to fund our operations and capital expenditures for accelerating store network expansion and store remodeling, to step up investments in digitalization, automation and logistics infrastructure, to provide returns to our stockholders, as well as to explore opportunities for investments that build and support our ecosystem or strategic acquisitions. We believe that our future cash from operations, together with our funds on hand and access to the capital markets, will provide adequate resources to fund these uses of cash, and that our existing cash, net cash from operations and credit facilities will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months. We currently expect our fiscal year 2025 capital expenditures to be in the range of approximately $600 million to $700 million.

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

Share Repurchases and Dividends

The Company’s Board of Directors has authorized an aggregate of $4.4 billion for our share repurchase program, including its most recent increase in authorization on November 4, 2024. Yum China may repurchase shares under this program from time to time in the open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the years to date ended June 30, 2025 and 2024, the Company repurchased 7.7 million shares of common stock for $356 million and 21.7 million shares of common stock for $868 million, respectively, under the repurchase program, excluding transaction costs and excise tax.

For the quarters ended June 30, 2025 and 2024, the Company paid cash dividends of approximately $90 million and $62 million, respectively, and for the years to date ended June 30, 2025 and 2024, the Company paid aggregate cash dividends of approximately $180 million and $126 million, respectively, to stockholders through a quarterly dividend payment of $0.24 and $0.16 per share, respectively.

The Company plans to return $3 billion to shareholders in 2025 through 2026, adding to the $1.5 billion it delivered to shareholders in 2024. The Company expects the total return of capital for 2025 to be at least $1.2 billion.

On August 5, 2025, the Board of Directors declared a cash dividend of $0.24 per share, payable on September 23, 2025, to stockholders of record as of the close of business on September 2, 2025. The total estimated cash dividend payable is approximately $88 million.

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

Borrowing Capacity

As of June 30, 2025, the Company had credit facilities of RMB9,666 million (approximately $1,349 million), comprised of onshore credit facilities in the aggregate amount of RMB6,800 million (approximately $949 million), offshore credit facilities in the aggregate amount of $200 million and a credit facility of $200 million that can be used for either onshore or offshore.

The credit facilities had remaining terms ranging from less than one year to three years as of June 30, 2025. Our credit facilities mainly include term loans, overdrafts, letters of credit, banker’s acceptance notes and bank guarantees. The credit facilities in general bear interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreements. As of June 30, 2025, we had outstanding bank guarantees of RMB268 million (approximately $37 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants. The credit facilities were therefore reduced by the same amount, while there were no bank borrowings outstanding as of June 30, 2025. As of June 30, 2025, the Company had unused credit facilities of approximately $1,312 million.

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

As substantially all of the Company’s operations are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter and year to date ended June 30, 2025, the Company’s Operating profit would have decreased by approximately $29 million and $67 million, respectively, if the RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2025, our Board of Directors authorized an aggregate of $4.4 billion for our share repurchase program. The authorization does not have an expiration date.

The following table provides information as of June 30, 2025 with respect to shares of Yum China common stock repurchased on the NYSE and HKEX by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share(a)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)

4/1/25-4/30/25	1,328	$46.12	1,328	$1,059
5/1/25-5/31/25	1,414	$44.06	1,414	$997
6/1/25-6/30/25	1,377	$43.92	1,377	$936
Total	4,119	$44.68	4,119	$936

(a)
Starting January 2024, the Company also repurchased shares of common stock through open market transactions on the HKEX. Price paid for shares repurchased on the HKEX has been converted into U.S. dollars at the exchange rate on the date of repurchase.

Item 5. Other Information

On June 13, 2025, Jeff Kuai, General Manager, Pizza Hut, entered into a stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The plan provides for the sale of up to 12,074 shares of the Company’s common stock following the exercise of share appreciation rights. The share appreciation rights subject to the stock trading plan will expire in February 2026 and November 2026. The plan will terminate on the earlier of July 31, 2026 or the date on which all sales under the plan have been completed.

Other than as disclosed above, during the quarter ended June 30, 2025, none of the Company’s officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6. Exhibits

Exhibit Number	Description of Exhibits
10.1	Senior Advisor Service Contract, dated June 19, 2025, by and between Yum China Holdings, Inc. and Peter A. Bassi.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document *

* Filed or furnished herewith.

† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yum China Holdings, Inc.
(Registrant)

Date:	August 11, 2025	/s/ Xueling Lu
Controller and Principal Accounting Officer