Form 10-Q
period 2025-09-30
Yum China Holdings, Inc.
filed 2025-11-10
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2025 was 361,419,215 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended		Year to Date Ended
Revenues	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Company sales	$2,998	$2,895	$8,412	$8,217
Franchise fees and income	28	25	79	72
Revenues from transactions with franchisees	140	116	376	319
Other revenues	40	35	107	100
Total revenues	3,206	3,071	8,974	8,708
Costs and Expenses, Net
Company restaurants
Food and paper	939	918	2,623	2,611
Payroll and employee benefits	785	728	2,216	2,102
Occupancy and other operating expenses	755	755	2,112	2,126
Company restaurant expenses	2,479	2,401	6,951	6,839
General and administrative expenses	143	139	412	412
Franchise expenses	11	10	32	29
Expenses for transactions with franchisees	134	110	361	306
Other operating costs and expenses	35	32	94	90
Closures and impairment expenses, net	4	8	22	22
Other income, net	—	—	(1)	(1)
Total costs and expenses, net	2,806	2,700	7,871	7,697
Operating Profit	400	371	1,103	1,011
Interest income, net	23	31	74	100
Investment (loss) gain	(10)	34	(25)	50
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	413	436	1,152	1,161
Income tax provision	(114)	(119)	(313)	(309)
Equity in net earnings (losses) from equity method investments	6	2	12	2
Net income – including noncontrolling interests	305	319	851	854
Net income – noncontrolling interests	23	22	62	58
Net Income – Yum China Holdings, Inc.	$282	$297	$789	$796
Weighted-average common shares outstanding (in millions):
Basic	368	384	372	391
Diluted	369	385	374	393
Basic Earnings Per Common Share	$0.76	$0.77	$2.12	$2.04
Diluted Earnings Per Common Share	$0.76	$0.77	$2.11	$2.03

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended		Year to Date Ended
	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Net income – including noncontrolling interests	$305	$319	$851	$854
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	30	167	117	56
Comprehensive income – including noncontrolling interests	335	486	968	910
Comprehensive income – noncontrolling interests	27	42	77	64
Comprehensive Income – Yum China Holdings, Inc.	$308	$444	$891	$846

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Year to Date Ended
	9/30/2025	9/30/2024
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$851	$854
Depreciation and amortization	333	355
Non-cash operating lease cost	299	305
Closures and impairment expenses	22	22
Investment loss (gain)	25	(50)
Equity in net (earnings) losses from equity method investments	(12)	(2)
Distributions of income received from equity method investments	9	7
Deferred income taxes	(10)	(4)
Share-based compensation expense	32	32
Changes in accounts receivable	(5)	(4)
Changes in inventories	25	69
Changes in prepaid expenses, other current assets and value-added tax assets	(19)	3
Changes in accounts payable and other current liabilities	(9)	(83)
Changes in income taxes payable	61	67
Changes in non-current operating lease liabilities	(301)	(303)
Other, net	40	(16)
Net Cash Provided by Operating Activities	1,341	1,252
Cash Flows – Investing Activities
Capital spending	(385)	(523)
Purchases of short-term investments, long-term bank deposits and notes	(6,162)	(3,330)
Maturities of short-term investments, long-term bank deposits and notes	6,245	3,821
Acquisition of equity investment	(14)	—
Other, net	—	4
Net Cash Used in Investing Activities	(316)	(28)
Cash Flows – Financing Activities
Proceeds from short-term borrowings	29	307
Repayment of short-term borrowings	(129)	(167)
Repurchase of shares of common stock	(692)	(1,057)
Cash dividends paid on common stock	(268)	(187)
Dividends paid to noncontrolling interests	(31)	(36)
Acquisition of noncontrolling interests	(8)	—
Other, net	(8)	(19)
Net Cash Used in Financing Activities	(1,107)	(1,159)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	7	—
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(75)	65
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	723	1,128
Cash, Cash Equivalents, and Restricted Cash - End of Period	$648	$1,193

Supplemental Cash Flow Data
Cash paid for income tax	266	263
Cash paid for interest	—	4
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	137	167

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	9/30/2025	12/31/2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$648	$723
Short-term investments	1,495	1,121
Accounts receivable, net	86	79
Inventories, net	389	405
Prepaid expenses and other current assets	397	366
Total Current Assets	3,015	2,694
Property, plant and equipment, net	2,442	2,407
Operating lease right-of-use assets	2,113	2,146
Goodwill	1,926	1,880
Intangible assets, net	146	144
Long-term bank deposits and notes	596	1,088
Equity investments	379	368
Deferred income tax assets	149	138
Other assets	268	256
Total Assets	11,034	11,121

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	2,116	2,080
Short-term borrowings	29	127
Income taxes payable	139	76
Total Current Liabilities	2,284	2,283
Non-current operating lease liabilities	1,763	1,816
Non-current finance lease liabilities	49	49
Deferred income tax liabilities	396	389
Other liabilities	156	157
Total Liabilities	4,648	4,694

Redeemable Noncontrolling Interest	—	13

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 364 million shares and 379 million shares issued at September 30, 2025 and December 31, 2024, respectively; 364 million shares and 378 million shares outstanding at September 30, 2025 and December 31, 2024, respectively.	4	4
Treasury stock	(10)	(52)
Additional paid-in capital	3,887	4,028
Retained earnings	2,050	2,089
Accumulated other comprehensive loss	(239)	(341)
Total Yum China Holdings, Inc. Stockholders' Equity	5,692	5,728
Noncontrolling interests	694	686
Total Equity	6,386	6,414
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$11,034	$11,121

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Equity (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity	Interest
Balance at June 30, 2025	371	$4	$3,952	$2,110	$(265)	—	$(12)	$667	$6,456	$13
Net Income				282				23	305	—
Foreign currency translation adjustments					26			4	30	—
Comprehensive income									335	—
Cash dividends declared ($0.24 per common share)				(88)					(88)
Repurchase and retirement of shares	(7)	—	(77)	(254)		—	2		(329)
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			10					—	10
Acquisition of noncontrolling interest			2						2	(13)
Balance at September 30, 2025	364	$4	$3,887	$2,050	$(239)	—	$(10)	$694	$6,386	$—

Balance at June 30, 2024	387	$4	$4,103	$2,048	$(326)	(1)	$(17)	$657	$6,469	$13
Net Income				297				22	319	—
Foreign currency translation adjustments					147			20	167	—
Comprehensive income									486	—
Cash dividends declared ($0.16 per common share)				(61)					(61)
Repurchase and retirement of shares	(6)	—	(59)	(128)		—	(1)		(188)
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			9					—	9
Balance at September 30, 2024	382	$4	$4,053	$2,156	$(179)	(1)	$(18)	$699	$6,715	$13

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Loss	Shares	Amount	Interests	Equity	Interest
Balance at December 31, 2024	379	$4	$4,028	$2,089	$(341)	(1)	$(52)	$686	$6,414	$13
Net Income				789				62	851	—
Foreign currency translation adjustments					102			15	117	—
Comprehensive income									968	—
Cash dividends declared ($0.72 per common share)				(268)					(268)
Distributions to noncontrolling interests								(69)	(69)
Repurchase and retirement of shares	(16)	—	(170)	(560)		1	42		(688)
Exercise and vesting of share-based awards	1	—	(5)						(5)
Share-based compensation			32					—	32
Acquisition of noncontrolling interest			2						2	(13)
Balance at September 30, 2025	364	$4	$3,887	$2,050	$(239)	—	$(10)	$694	$6,386	$—

Balance at December 31, 2023	407	$4	$4,320	$2,310	$(229)	—	$—	$701	$7,106	$13
Net Income				796				58	854	—
Foreign currency translation adjustments					50			6	56	—
Comprehensive income									910	—
Cash dividends declared ($0.48 per common share)				(187)					(187)
Distributions to noncontrolling interests								(66)	(66)
Repurchase and retirement of shares	(27)	—	(284)	(763)		(1)	(18)		(1,065)
Exercise and vesting of share-based awards	1	—	(15)						(15)
Share-based compensation			32					—	32
Balance at September 30, 2024	382	$4	$4,053	$2,156	$(179)	(1)	$(18)	$699	$6,715	$13

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

In 1987, KFC was the first major global restaurant brand to enter China. As of September 30, 2025, there were 12,640 KFC stores in China. We maintain a controlling interest of 58%, 70%, 83%, 92% and approximately 60% in the entities that own and operate the KFCs in and around Shanghai, Beijing, Wuxi, Suzhou and Hangzhou, respectively.

The first Pizza Hut in China opened in 1990. As of September 30, 2025, there were 4,022 Pizza Hut restaurants in China.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of September 30, 2025, and our results of operations, comprehensive income, statements of equity for the quarters and years to date ended September 30, 2025 and 2024, and cash flows for the years to date ended September 30, 2025 and 2024. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2025.

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

Note 3 – Business Acquisitions and Equity Investments

Consolidation of Hangzhou KFC and Equity Investment in Hangzhou Catering

In the fourth quarter of 2021, the Company completed its investment in a 28% equity interest in Hangzhou Catering, an entity holding a 45% equity interest in Hangzhou KFC, of which the Company previously held a 47% equity interest. Upon completion of the transaction, the Company directly and indirectly holds an approximately 60% equity interest in Hangzhou KFC and has majority representation on the board, and thus obtained control over Hangzhou KFC and started to consolidate its results from the acquisition date. In addition to its equity interest in Hangzhou KFC, Hangzhou Catering operates Chinese dining restaurants under four time-honored brands and a food processing business. The Company applies the equity method of accounting to the 28% equity interest in Hangzhou Catering excluding the Hangzhou KFC business and recorded this investment in Equity investments based on its then fair value. The Company elected to report its share of Hangzhou Catering’s financial results with a one-quarter lag because its results are not available in time for the Company to record them in the concurrent period. The Company’s equity earnings (losses) from Hangzhou Catering, net of taxes, were immaterial for both quarters and years to date ended September 30, 2025 and 2024, and included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income. As of September 30, 2025 and December 31, 2024, the carrying amount of the Company’s equity method investment in Hangzhou Catering was $52 million and $45 million, respectively, exceeding the Company’s interest in Hangzhou Catering’s underlying net assets by $22 million and $22 million, respectively. Substantially all of this difference was attributable to its self-owned properties and impact of related deferred tax liabilities determined upon acquisition, which is being depreciated over a weighted-average remaining useful life of 20 years.

The purchase amount from Hangzhou Catering was immaterial for both quarters and years to date ended September 30, 2025 and 2024. The Company’s accounts payable and other current liabilities due to Hangzhou Catering were immaterial as of both September 30, 2025 and December 31, 2024.

Acquisition of Huang Ji Huang Redeemable Noncontrolling Interest

In April 2020, the Company completed the acquisition of a 93.3% equity interest in Huang Ji Huang and started to consolidate its results. In September 2025, the Company acquired the remaining 6.7% equity interest for a cash consideration of $9 million pursuant to a redemption right. This was accounted for as an equity transaction, with the difference between the carrying amount of redeemable noncontrolling interest and purchase consideration recorded in Additional paid-in capital in our Condensed Consolidated Statement of Equity.

Fujian Sunner Development Co., Ltd. (“Sunner”) Investment

In the first quarter of 2021, the Company acquired a 5% equity interest in Sunner, a Shenzhen Stock Exchange-listed company. Sunner is China’s largest white-feathered chicken producer and the Company’s largest poultry supplier.

In May 2021, the Company obtained one seat on Sunner’s board of directors upon Sunner’s shareholder approval. The representation on the board, along with the Company being one of Sunner’s significant shareholders, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. The Company’s equity earnings (losses) from Sunner, net of taxes, was $5 million for the quarter ended September 30, 2025, and $8 million for the year to date ended September 30, 2025, and was less than $1 million for both quarter and year to date ended September 30, 2024, which were included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income.

The Company purchased inventories of $97 million and $119 million from Sunner for the quarters ended September 30, 2025 and 2024, respectively, and $272 million and $366 million for the years to date ended September 30, 2025 and 2024, respectively. The Company’s accounts payable and other current liabilities due to Sunner were $34 million and $46 million as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, the carrying amount of the Company’s investment in Sunner was $228 million and $216 million, respectively, exceeding the Company’s interest in Sunner’s underlying net assets by $150 million and $147 million, respectively. As of September 30, 2025 and December 31, 2024, $14 million and $15 million of these basis differences were related to finite-lived intangible assets determined upon acquisition, respectively, which are being amortized over the estimated useful life of 20 years. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of September 30, 2025 and December 31, 2024, the market value of the Company’s investment in Sunner was $158 million and $123 million based on its quoted closing price, respectively.

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

A summary of pre-tax gains or losses on investment in equity securities of Meituan recognized, which were included in Investment gain (loss) in our Condensed Consolidated Statements of Income, is as follows:

	Quarter Ended		Year to Date Ended
	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Unrealized (loss) gain recorded on equity securities still held as of the end of the period	$(11)	$33	$(26)	$49

Other Equity Investments

In addition, the Company has strategic equity investments in its eco-system partners, including food and information technology service suppliers. For investments over which the Company has significant influence but does not control, the Company applies equity method to account for such investments. These investments were immaterial both individually and in aggregate, totaling $28 million and $25 million as of September 30, 2025 and December 31, 2024, respectively. The Company purchased inventories or services from these investees and the purchase amounts were immaterial for both quarters and years to date ended September 30, 2025 and 2024.

In the first quarter of 2025, the Company completed a strategic investment in SnowValley Agricultural Group, one of the Company’s key suppliers for potato and a private company, for a total consideration of $14 million. The investment contains certain preferential rights, including the right to redeem shares at the Company’s option upon contingent events, and is therefore accounted for as available-for-sale debt securities measured at the estimated fair value. The unrealized gains or losses, arising from the change in fair value, net of tax, is recognized in Other comprehensive income (loss) in the Condensed Consolidated Statement of Comprehensive Income. As of September 30, 2025, the carrying amount of the investment was $14 million and fair value change was nil for both quarter and year to date ended September 30, 2025.

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

Disaggregation of Revenue

The following tables present revenue disaggregated by types of arrangements and segments:

	Quarter Ended 9/30/2025
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$2,363	$624	$11	$—	$2,998	$—	$2,998
Franchise fees and income	22	3	3	—	28	—	28
Revenues from transactions with franchisees	18	2	23	97	140	—	140
Other revenues	1	6	235	18	260	(220)	40
Total revenues	$2,404	$635	$272	$115	$3,426	$(220)	$3,206

	Quarter Ended 9/30/2024
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$2,276	$606	$13	$—	$2,895	$—	$2,895
Franchise fees and income	19	2	4	—	25	—	25
Revenues from transactions with franchisees	15	2	19	80	116	—	116
Other revenues	1	5	176	17	199	(164)	35
Total revenues	$2,311	$615	$212	$97	$3,235	$(164)	$3,071

	Year to Date Ended 9/30/2025
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$6,630	$1,753	$29	$—	$8,412	$—	$8,412
Franchise fees and income	62	7	10	—	79	—	79
Revenues from transactions with franchisees	51	5	59	261	376	—	376
Other revenues	3	19	577	52	651	(544)	107
Total revenues	$6,746	$1,784	$675	$313	$9,518	$(544)	$8,974

	Year to Date Ended 9/30/2024
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$6,452	$1,723	$42	$—	$8,217	$—	$8,217
Franchise fees and income	53	6	13	—	72	—	72
Revenues from transactions with franchisees	41	4	55	219	319	—	319
Other revenues	9	17	484	48	558	(458)	100
Total revenues	$6,555	$1,750	$594	$267	$9,166	$(458)	$8,708

Accounts Receivable

Accounts receivable primarily consist of trade receivables and royalties from franchisees, and are generally due within 30 days of the period in which the corresponding sales occur. Our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of September 30, 2025 and December 31, 2024, the ending balances of provision for accounts receivable were $2 million and $1 million, respectively, and amounts of accounts receivable past due were immaterial.

Costs to Obtain Contracts

Costs to obtain contracts consist of license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs, as well as upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets in the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $5 million and $6 million as of September 30, 2025 and December 31, 2024, respectively.

Contract Liabilities

Contract liabilities at September 30, 2025 and December 31, 2024 were as follows:

Contract liabilities	9/30/2025	12/31/2024
– Deferred revenue related to prepaid stored-value products	$118	$144
– Deferred revenue related to upfront franchise fees	42	43
– Deferred revenue related to customer loyalty programs	21	15
– Deferred revenue related to privilege membership programs	37	30
Total	$218	$232

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees. Deferred revenue related to prepaid stored-value products, privilege membership programs and customer loyalty programs is included in Accounts payable and other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $58 million and $67 million for the quarters ended September 30, 2025 and 2024, respectively, and $96 million and $97 million for the years to date ended September 30, 2025 and 2024, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 5 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended		Year to Date Ended
	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Net Income – Yum China Holdings, Inc.	$282	$297	$789	$796
Weighted-average common shares outstanding (for basic calculation)(a)	368	384	372	391
Effect of dilutive share-based awards(a)	1	1	2	2
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)(a)	369	385	374	393
Basic Earnings Per Common Share	$0.76	$0.77	$2.12	$2.04
Diluted Earnings Per Common Share	$0.76	$0.77	$2.11	$2.03
Share-based awards excluded from the diluted EPS computation(b)	3	6	3	6

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
(b)
These outstanding stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) were excluded from the computation of diluted EPS because to do so would have been antidilutive for the periods presented, or because certain awards are contingently issuable based on the achievement of performance and market conditions, which have not been met as of September 30, 2025 and 2024.

Note 6 – Equity

Share Repurchase and Retirement

As of September 30, 2025, our Board of Directors authorized an aggregate of $4.4 billion for our share repurchase program, including its most recent increase in authorization on November 4, 2024. During the years to date ended September 30, 2025 and 2024, the Company repurchased 14.9 million shares of common stock for $682 million, and 27.3 million shares of common stock for $1,055 million, respectively, under the repurchase program, excluding transaction costs and excise tax. As of September 30, 2025, approximately $610 million remained available for future share repurchases under the authorization.

Of the shares repurchased for the year to date ended September 30, 2025, 14.7 million shares were retired and resumed the status of authorized and unissued shares of common stock, and 0.2 million shares repurchased on the HKEX are expected to be retired subsequent to September 30, 2025, and included in Treasury stock in the Condensed Consolidated Financial Statement.

The Inflation Reduction Act of 2022 (“IRA”), which is discussed further in Note 12, imposes an excise tax of 1% on net share repurchases that occur after December 31, 2022. Excise tax on net share repurchases, which was recognized as part of the cost of the shares repurchased, amounted to $6 million and $10 million for the years to date ended September 30, 2025 and 2024, respectively.

Note 7 – Supplemental Balance Sheet Information

Accounts Receivable, net	9/30/2025	12/31/2024
Accounts receivable, gross	$88	$80
Allowance for doubtful accounts	(2)	(1)
Accounts receivable, net	$86	$79

Prepaid Expenses and Other Current Assets	9/30/2025	12/31/2024
Value-added tax (“VAT”) assets	$124	$117
Interest receivables	93	48
Receivables from payment processors and aggregators	52	72
Deposits, primarily lease deposits	21	22
Other prepaid expenses and current assets	107	107
Prepaid expenses and other current assets	$397	$366

Property, Plant and Equipment (“PP&E”)	9/30/2025	12/31/2024
Buildings and improvements, and construction in progress	$3,226	$3,156
Finance leases, primarily buildings	86	80
Machinery and equipment	1,976	1,855
PP&E, gross	5,288	5,091
Accumulated depreciation	(2,846)	(2,684)
PP&E, net	$2,442	$2,407

Equity Investments	9/30/2025	12/31/2024
Investment in equity method investees	$308	$285
Investment in equity securities	57	83
Investment in available-for-sale debt securities	14	—
Equity investments	$379	$368

Other Assets	9/30/2025	12/31/2024
Land use right	$104	$107
Long-term deposits, primarily lease deposits	101	97
Prepayment for acquisition of PP&E	27	27
VAT assets	13	8
Costs to obtain contracts	5	6
Others	18	11
Other assets	$268	$256

Accounts Payable and Other Current Liabilities	9/30/2025	12/31/2024
Accounts payable	$822	$801
Operating lease liabilities	424	417
Accrued compensation and benefits	228	235
Contract liabilities	183	196
Accrued capital expenditures	137	192
Dividends payable	94	40
Accrued marketing expenses	66	33
Other current liabilities	162	166
Accounts payable and other current liabilities	$2,116	$2,080

Other Liabilities	9/30/2025	12/31/2024
Contract liabilities	$35	$36
Accrued income tax payable	22	23
Other non-current liabilities	99	98
Other liabilities	$156	$157

Note 8 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of 12/31/2024
Goodwill, gross	$2,271	$1,790	$18	$463
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	1,880	1,790	18	72
Effect of currency translation adjustments	46	45	—	1
Balance as of 9/30/2025
Goodwill, gross	2,317	1,835	18	464
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$1,926	$1,835	$18	$73

(a)
Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.

Intangible assets, net as of September 30, 2025 and December 31, 2024 are as follows:

	9/30/2025				12/31/2024
	Gross Carrying Amount(a)	Accumulated Amortization(a)	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$268	$(265)	$—	$3	$262	$(259)	$—	$3
Huang Ji Huang franchise related assets	21	(6)	—	15	20	(5)	—	15
Daojia platform	9	(2)	(7)	—	9	(2)	(7)	—
Customer-related assets	11	(10)	(1)	—	11	(10)	(1)	—
Others	8	(5)	—	3	8	(5)	—	3
	$317	$(288)	$(8)	$21	$310	$(281)	$(8)	$21
Indefinite-lived intangible assets
Little Sheep trademark	$50	$—	$—	$50	$49	$—	$—	$49
Huang Ji Huang trademark	75	—	—	75	74	—	—	74
	$125	$—	$—	$125	$123	$—	$—	$123

Total intangible assets	$442	$(288)	$(8)	$146	$433	$(281)	$(8)	$144

(a)
Changes in gross carrying amount and accumulated amortization include the effect of currency translation adjustments.

(b)
Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense for finite-lived intangible assets was less than $1 million for both quarters ended September 30, 2025 and 2024, and $2 million for both years to date ended September 30, 2025 and 2024. As of September 30, 2025, expected amortization expense for the unamortized finite-lived intangible assets was less than $1 million for the remainder of 2025 and $2 million in each of 2026, 2027, 2028 and 2029.

Note 9 – Short-term Borrowings

As of September 30, 2025 and December 31, 2024, we had outstanding short-term bank borrowings of $29 million and $127 million, respectively, mainly to manage working capital at our operating subsidiaries. The bank borrowings were RMB denominated, with a weighted-average interest rate of 1.5% and 1.7%, respectively, and were due within one year from their issuance dates.

Note 10 – Leases

As of September 30, 2025, we leased over 14,500 properties in China for our Company-owned restaurants. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant profit is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	9/30/2025	12/31/2024	Account Classification
Assets
Operating lease right-of-use assets	$2,113	$2,146	Operating lease right-of-use assets
Finance lease right-of-use assets	47	46	PP&E, net
Total leased assets(a)	$2,160	$2,192

Liabilities
Current
Operating lease liabilities	$424	$417	Accounts payable and other current liabilities
Finance lease liabilities	6	5	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,763	1,816	Non-current operating lease liabilities
Finance lease liabilities	49	49	Non-current finance lease liabilities
Total lease liabilities(a)	$2,242	$2,287

Summary of Lease Cost
	Quarter Ended		Year to Date Ended
	9/30/2025	9/30/2024	9/30/2025	9/30/2024	Account Classification

Operating lease cost	$124	$130	$370	$388	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	1	1	4	4	Occupancy and other operating expenses
Interest on lease liabilities	1	1	2	2	Interest income, net
Variable lease cost	123	118	341	330	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	3	4	10	10	Occupancy and other operating expenses or G&A
Sub-lease income	(4)	(5)	(13)	(15)	Franchise fees and income or Other revenues
Total lease cost	$248	$249	$714	$719

(a)
As of September 30, 2025, excluding the impact of foreign currency translation, right-of-use (“ROU”) assets decreased, primarily due to the amortization of assets relating to existing leases with fixed lease payments and a higher portion of our leases with variable lease payments. The decrease of lease liabilities was consistent with the decrease of ROU assets.

Supplemental Cash Flow Information
	Year to Date Ended
	9/30/2025	9/30/2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$376	$385
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	4	4
Right-of-use assets obtained in exchange for lease liabilities(b):
Operating leases	$206	$263
Finance leases	3	10

(b)
This supplemental non-cash disclosure for ROU assets obtained in exchange for lease liabilities includes an increase in lease liabilities associated with obtaining new ROU assets of $219 million and $278 million for the years to date ended September 30, 2025 and 2024, respectively, as well as adjustments to lease liabilities or ROU assets due to modification or other reassessment events, which resulted in a $10 million decrease and $5 million decrease in lease liabilities for the years to date ended September 30, 2025 and 2024, respectively.

Lease Term and Discount Rate
	9/30/2025	9/30/2024
Weighted-average remaining lease term (years)
Operating leases	6.8	7.0
Finance leases	10.4	10.9

Weighted-average discount rate
Operating leases	4.2%	4.6%
Finance leases	4.4%	4.7%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of September 30, 2025 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2025	$147	$2	$149
2026	470	8	478
2027	417	7	424
2028	354	7	361
2029	284	7	291
Thereafter	843	38	881
Total undiscounted lease payment	2,515	69	2,584
Less: imputed interest(c)	328	14	342
Present value of lease liabilities	$2,187	$55	$2,242

(c)
As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of September 30, 2025, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $89 million. These leases will commence between the fourth quarter of 2025 and 2027 with lease terms of 1 year to 20 years.

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

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term bank deposits and notes, and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. The Company classifies its investment in available-for-sale debt securities as Level 3 in the fair value hierarchy because it is valued based on unobservable inputs. No transfers among the levels within the fair value hierarchy occurred during the quarters and years to date ended September 30, 2025 and 2024.

		Fair Value Measurement or Disclosure at September 30, 2025
	Balance at September 30, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Fixed income debt securities(a)	$173	$28	$145
Time deposits	120		120
Money market funds	52	52
Total cash equivalents	345	80	265	—
Short-term investments:
Fixed income debt securities(a)	475		475
Time deposits	427		427
Variable return investments	409	409
Structured deposits	184		184
Total short-term investments	1,495	409	1,086	—
Long-term bank deposits and notes:
Time deposits	368		368
Fixed income bank notes(a)	228		228
Total long-term bank deposits and notes	596	—	596	—
Equity investments:
Investment in equity securities	57	57
Investment in available-for-sale debt securities	14			14
Total equity investments	71	57	—	14
Total	$2,507	$546	$1,947	$14

		Fair Value Measurement or Disclosure at December 31, 2024
	Balance at December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Fixed income debt securities(a)	$196		$196
Time deposits	145		145
Money market funds	30	30
Total cash equivalents	371	30	341	—
Short-term investments:
Time deposits	1,017		1,017
Structured deposits	90		90
Variable return investments	14	14
Total short-term investments	1,121	14	1,107	—
Long-term bank deposits and notes:
Time deposits	554		554
Fixed income bank notes(a)	534		534
Total long-term bank deposits and notes	1,088	—	1,088	—
Equity investments:
Investment in equity securities	83	83
Total	$2,663	$127	$2,536	$—

(a)
Classified as held-to-maturity investments and measured at amortized cost.

The Company is required to place bank deposits or purchase insurance to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements. $28 million of time deposits in Short-term investments and $34 million of time deposits in Long-term bank deposits and notes were restricted for use as of September 30, 2025, and $60 million of time deposits in Long-term bank deposits and notes were restricted for use as of December 31, 2024.

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

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the quarters and years to date ended September 30, 2025 and 2024. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective period-end dates.

	Quarter Ended		Year to Date Ended
	9/30/2025	9/30/2024	9/30/2025	9/30/2024	Account Classification
Restaurant-level impairment(a)	2	—	10	7	Closure and impairment expenses, net
Total	$2	$—	$10	$7

(a)
Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted mainly from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. After considering the impairment charges recorded during the corresponding periods, the fair value of such assets as of the relevant measurement date was $35 million and $23 million, respectively.

Note 12 – Income Taxes

	Quarter Ended		Year to Date Ended
	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Income tax provision	$114	$119	$313	$309
Effective tax rate	27.6%	27.3%	27.2%	26.6%

The higher effective tax rate for the quarter ended September 30, 2025 was primarily due to the impact from fair value change of our investment in Meituan.

The higher effective tax rate for the year to date ended September 30, 2025 was primarily due to higher withholding tax associated with higher planned repatriation of earnings outside of China, and the impact from fair value change of our investment in Meituan.

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

In August 2022, the IRA was signed into law in the U.S., which contains certain tax measures, including a Corporate Alternative Minimum Tax (“CAMT”) of 15% on certain large corporations. On December 27, 2022, the U.S. Treasury Department and the Internal Revenue Services (the “IRS”) released Notice 2023-7, announcing their intention to issue proposed regulations addressing the application of the new CAMT. Additional notices or proposed regulations were released subsequently to continue to provide interim guidance regarding certain CAMT issues before proposed regulations are published. The Company will monitor the regulatory developments and continue to evaluate the impact on our financial statements, if any.

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

In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the U.S.. The OBBBA includes a broad range of provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and others. Based on our preliminary analysis, we do not expect this legislation to have a material impact on our financial statements. The Company will monitor the regulatory developments and continue to evaluate the impact, if any.

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

	Quarter Ended 9/30/2025
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated
Revenue from external customers	$2,404	$635	$52		$115	(b)	$3,206	$—	$3,206
Inter-segment revenue(c)	—	—	220		—		220	(220)	—
	2,404	635	272		115		3,426	(220)	3,206

Less:
Food and paper	725	210	4		—		939	—	939
Payroll and employee benefits	616	166	3		—		785	—	785
Occupancy and other operating expenses	586	164	5		—		755	—	755
General and administrative expenses	66	27	7		43		143	—	143
Franchise expenses	9	1	1		—		11	—	11
Expenses for transactions with franchisees	15	2	21		96	(b)	134	—	134
Other operating costs and expenses	1	6	230	(c)	18		255	(220)	35
Closures and impairment expenses, net	2	2	—		—		4	—	4

Operating Profit (Loss)	384	57	1		(42)		400	—	400

Interest income, net(a)					23				23
Investment loss(a)					(10)				(10)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$413

	Quarter Ended 9/30/2024
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated
Revenue from external customers	$2,311	$615	$48		$97	(b)	$3,071	$—	$3,071
Inter-segment revenue(c)	—	—	164		—		164	(164)	—
	2,311	615	212		97		3,235	(164)	3,071

Less:
Food and paper	713	202	3		—		918	—	918
Payroll and employee benefits	558	167	4		—		729	(1)	728
Occupancy and other operating expenses	588	160	7		—		755	—	755
General and administrative expenses	62	26	9		42		139	—	139
Franchise expenses	8	1	1		—		10	—	10
Expenses for transactions with franchisees	13	1	17		79	(b)	110	—	110
Other operating costs and expenses	1	5	172	(c)	17		195	(163)	32
Closures and impairment expenses, net	4	1	3		—		8	—	8

Operating Profit (Loss)	364	52	(4)		(41)		371	—	371

Interest income, net(a)					31				31
Investment gain(a)					34				34
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$436

	Year to Date Ended 9/30/2025
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated
Revenue from external customers	$6,746	$1,784	$131		$313	(b)	$8,974	$—	$8,974
Inter-segment revenue(c)	—	—	544		—		544	(544)	—
	6,746	1,784	675		313		9,518	(544)	8,974

Less:
Food and paper	2,041	573	9		—		2,623	—	2,623
Payroll and employee benefits	1,726	483	8		—		2,217	(1)	2,216
Occupancy and other operating expenses	1,641	456	15		—		2,112	—	2,112
General and administrative expenses	186	79	23		124		412	—	412
Franchise expenses	28	3	1		—		32	—	32
Expenses for transactions with franchisees	44	5	54		258	(b)	361	—	361
Other operating costs and expenses	3	17	565	(c)	52		637	(543)	94
Closures and impairment expenses, net	15	5	2		—		22	—	22
Other income, net	—	—	—		(1)		(1)	—	(1)

Operating Profit (Loss)	1,062	163	(2)		(120)		1,103	—	1,103

Interest income, net(a)					74				74
Investment loss(a)					(25)				(25)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$1,152

	Year to Date Ended 9/30/2024
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated
Revenue from external customers	$6,555	$1,750	$136		$267	(b)	$8,708	$—	$8,708
Inter-segment revenue(c)	—	—	458		—		458	(458)	—
	6,555	1,750	594		267		9,166	(458)	8,708

Less:
Food and paper	2,033	567	11		—		2,611	—	2,611
Payroll and employee benefits	1,613	479	12		—		2,104	(2)	2,102
Occupancy and other operating expenses	1,647	457	22		—		2,126	—	2,126
General and administrative expenses	183	80	29		120		412	—	412
Franchise expenses	25	3	1		—		29	—	29
Expenses for transactions with franchisees	36	3	50		217	(b)	306	—	306
Other operating costs and expenses	7	16	476	(c)	47		546	(456)	90
Closures and impairment expenses, net	11	6	5		—		22	—	22
Other income, net	—	—	—		(1)		(1)	—	(1)

Operating Profit (Loss)	1,000	139	(12)		(116)		1,011	—	1,011

Interest income, net(a)					100				100
Investment gain(a)					50				50
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$1,161

	Quarter Ended		Year to Date Ended
Depreciation and Amortization	9/30/2025	9/30/2024	9/30/2025	9/30/2024
KFC	$76	$86	$226	$252
Pizza Hut	26	23	73	70
All Other Segments	2	2	5	6
Corporate and Unallocated	10	9	29	27
	$114	$120	$333	$355

	Quarter Ended		Year to Date Ended
Impairment Charges	9/30/2025	9/30/2024	9/30/2025	9/30/2024
KFC(d)	$4	$6	$18	$16
Pizza Hut(d)	2	1	6	7
All Other Segments(d)	—	3	1	6
	$6	$10	$25	$29

	Quarter Ended		Year to Date Ended
Capital Spending	9/30/2025	9/30/2024	9/30/2025	9/30/2024
KFC	73	88	$216	$273
Pizza Hut	20	26	64	85
All Other Segments	—	—	1	3
Corporate and Unallocated	33	51	104	162
	$126	$165	$385	$523

	Total Assets
	9/30/2025	12/31/2024
KFC	$5,310	$5,334
Pizza Hut	914	914
All Other Segments	297	300
Corporate and Unallocated(e)	4,513	4,573
	$11,034	$11,121

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

Note 15 – Subsequent Events

Cash Dividend

On November 4, 2025, the Company announced that the Board of Directors declared a cash dividend of $0.24 per share on Yum China’s common stock, payable on December 23, 2025, to stockholders of record as of the close of business on December 2, 2025. Total estimated cash dividend payable is approximately $87 million.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of 2024 system sales, with 17,514 restaurants covering over 2,500 cities primarily in China as of September 30, 2025. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Lavazza, Huang Ji Huang, Little Sheep and Taco Bell. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to achieving certain agreed-upon milestones, Taco Bell brands in China (excluding Hong Kong, Macau and Taiwan), and own the intellectual property of the Little Sheep and Huang Ji Huang concepts outright. We also established a joint venture with Lavazza Group, the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee concept in China. KFC was the first major global restaurant brand to enter China in 1987. With more than 35 years of operations, we have developed extensive operating experience in the China market. We believe that there are significant opportunities to further expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of September 30, 2025, KFC operated 12,640 restaurants in over 2,500 cities across China.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of September 30, 2025, Pizza Hut operated 4,022 restaurants in over 900 cities.

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

Quarters and Years to Date Ended September 30, 2025 and 2024

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

	Quarter Ended		%/ppts Change		Year to Date Ended		%/ppts Change
	9/30/2025	9/30/2024	Reported	Ex F/X	9/30/2025	9/30/2024	Reported	Ex F/X
System Sales Growth(a) (%)	4	4	NM	NM	4	5	NM	NM
Same-Store Sales Growth (Decline)(a) (%)	1	(3)	NM	NM	1	(3)	NM	NM
Operating Profit	400	371	+8	+8	1,103	1,011	+9	+9
Adjusted Operating Profit(b)	400	371	+8	+8	1,103	1,011	+9	+9
Core Operating Profit(b)	399	371	NM	+8	1,107	1,011	NM	+9
OP Margin(c) (%)	12.5	12.1	+0.4	+0.4	12.3	11.6	+0.7	+0.7
Core OP Margin(b) (%)	12.5	12.1	NM	+0.4	12.3	11.6	NM	+0.7
Net Income	282	297	(5)	(5)	789	796	(1)	(1)
Adjusted Net Income(b)	282	297	(5)	(5)	789	796	(1)	(1)
Diluted Earnings Per Common Share	0.76	0.77	(1)	(1)	2.11	2.03	+4	+4
Adjusted Diluted Earnings Per Common Share(b)	0.76	0.77	(1)	(1)	2.11	2.03	+4	+4

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

As compared to the third quarter of 2024, Total revenues in the third quarter of 2025 increased 4%, including or excluding the impact of F/X. Total revenues for the year to date ended September 30, 2025 increased 3%, including or excluding the impact of F/X. The increase in Total revenues for the quarter ended September 30, 2025, excluding the impact of F/X, was primarily driven by 3% net new unit contribution and 1% same-store sales growth. The increase in Total revenues for the year to date ended September 30, 2025, excluding the impact of F/X, was primarily driven by 3% net new unit contribution.

Operating profit for the third quarter increased 8%, including or excluding the impact of F/X. The increase in Operating profit for the quarter ended September 30, 2025 was primarily driven by the increase in Total revenues, efficiency improvement from streamlined operations and favorable commodity prices, partially offset by increased delivery cost associated with higher delivery sales mix in the current period and increased value-for-money offerings.

Operating profit for the year to date ended September 30, 2025 increased 9%, including or excluding the impact of F/X. The increase in Operating profit for the year to date ended September 30, 2025 was primarily driven by the increase in Total revenues, favorable commodity prices and efficiency improvement from streamlined operations, partially offset by increased value-for-money offerings and increased delivery cost associated with higher delivery sales mix in the current period.

Net income, including or excluding the impact of F/X, decreased 5% and 1% for the quarter and year to date ended September 30, 2025, respectively. The decrease in Net income was mainly due to the decrease in fair value of our investment in Meituan, less interest income due to lower investment balance and interest rates, offset by the increase in Operating Profit.

The Consolidated Results of Operations for the quarters and years to date ended September 30, 2025 and 2024 and other data are presented below:

	Quarter Ended		% B/(W)(a)				Year to Date Ended		% B/(W)(a)
	9/30/2025	9/30/2024	Reported		Ex F/X		9/30/2025	9/30/2024	Reported		Ex F/X
Company sales	$2,998	$2,895	4		3		$8,412	$8,217	2		3
Franchise fees and income	28	25	11		11		79	72	10		10
Revenues from transactions with franchisees	140	116	22		22		376	319	18		19
Other revenues	40	35	12		12		107	100	6		6
Total revenues	$3,206	$3,071	4		4		$8,974	$8,708	3		3
Company restaurant expenses	$2,479	$2,401	(3)		(3)		$6,951	$6,839	(2)		(2)
Operating Profit	$400	$371	8		8		$1,103	$1,011	9		9
OP Margin (%)	12.5%	12.1%	0.4	ppts.	0.4	ppts.	12.3%	11.6%	0.7	ppts.	0.7	ppts.
Interest income, net	23	31	(27)		(27)		74	100	(26)		(26)
Investment (loss) gain	(10)	34	NM		NM		(25)	50	NM		NM
Income tax provision	(114)	(119)	4		4		(313)	(309)	(1)		(2)
Equity in net earnings (losses) from equity method investments	6	2	199		201		12	2	540		552
Net Income – including noncontrolling interests	305	319	(4)		(5)		851	854	(1)		—
Net Income – noncontrolling interests	23	22	(4)		(4)		62	58	(6)		(6)
Net Income – Yum China Holdings, Inc.	$282	$297	(5)		(5)		$789	$796	(1)		(1)
Diluted Earnings Per Common Share	$0.76	$0.77	(1)		(1)		$2.11	$2.03	4		4
Effective tax rate	27.6%	27.3%					27.2%	26.6%
Supplementary information – Non-GAAP Measures(b)
Restaurant profit	$519	$494	6		5		$1,461	$1,378	6		6
Restaurant margin (%)	17.3%	17.0%	0.3	ppts.	0.3	ppts.	17.4%	16.8%	0.6	ppts.	0.6	ppts.
Adjusted Operating Profit	$400	$371					$1,103	$1,011
Core Operating Profit	$399	$371					$1,107	$1,011
Core OP Margin (%)	12.5%	12.1%					12.3%	11.6%
Adjusted Net Income – Yum China Holdings, Inc.	$282	$297					$789	$796
Adjusted Diluted Earnings Per Common Share	$0.76	$0.77					$2.11	$2.03
Adjusted Effective Tax Rate	27.6%	27.3%					27.2%	26.6%
Adjusted EBITDA	$520	$501					$1,461	$1,395

(a)
Represents the period-over-period change in percentage.
(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

	Quarter Ended 9/30/2025	Year to Date Ended 9/30/2025
	% change	% change
System Sales Growth	5%	3%
System Sales Growth, excluding F/X	4%	4%
Same-Store Sales Growth	1%	1%

Unit Count	9/30/2025	9/30/2024	% Increase
Company-owned	14,682	13,571	8
Franchisees	2,832	2,290	24
	17,514	15,861	10

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

The following table sets forth the reconciliations of the most directly comparable GAAP financial measures to the non-GAAP financial measures:

	Quarter Ended		Year to Date Ended
	9/30/2025	9/30/2024	9/30/2025	9/30/2024

Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$400	$371	$1,103	$1,011
Special Items, Operating Profit	—	—	—	—
Adjusted Operating Profit	$400	$371	$1,103	$1,011
Reconciliation of Net Income to Adjusted Net Income
Net Income – Yum China Holdings, Inc.	$282	$297	$789	$796
Special Items, Net Income –Yum China Holdings, Inc.	—	—	—	—
Adjusted Net Income – Yum China Holdings, Inc.	$282	$297	$789	$796
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.76	$0.77	$2.12	$2.04
Special Items, Basic Earnings Per Common Share	—	—	—	—
Adjusted Basic Earnings Per Common Share	$0.76	$0.77	$2.12	$2.04
Diluted Earnings Per Common Share	$0.76	$0.77	$2.11	$2.03
Special Items, Diluted Earnings Per Common Share	—	—	—	—
Adjusted Diluted Earnings Per Common Share	$0.76	$0.77	$2.11	$2.03
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate	27.6%	27.3%	27.2%	26.6%
Impact on effective tax rate as a result of Special Items	—	—	—	—
Adjusted effective tax rate	27.6%	27.3%	27.2%	26.6%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below:

	Quarter Ended		Year to Date Ended
	9/30/2025	9/30/2024	9/30/2025	9/30/2024

Net Income – Yum China Holdings, Inc.	$282	$297	$789	$796
Net income – noncontrolling interests	23	22	62	58
Equity in net (earnings) losses from equity method investments	(6)	(2)	(12)	(2)
Income tax provision	114	119	313	309
Interest income, net	(23)	(31)	(74)	(100)
Investment loss (gain)	10	(34)	25	(50)
Operating Profit	400	371	1,103	1,011
Special Items, Operating Profit	—	—	—	—
Adjusted Operating Profit	400	371	1,103	1,011
Depreciation and amortization	114	120	333	355
Store impairment charges	6	10	25	29
Adjusted EBITDA	$520	$501	$1,461	$1,395

Reconciliation of GAAP Operating Profit to Restaurant Profit is as follows:

	Quarter Ended 9/30/2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$384	$57	$1	$(42)	$—	$400
Less:
Franchise fees and income	22	3	3	—	—	28
Revenues from transactions with franchisees	18	2	23	97	—	140
Other revenues	1	6	235	18	(220)	40
Add:
General and administrative expenses	66	27	7	43	—	143
Franchise expenses	9	1	1	—	—	11
Expenses for transactions with franchisees	15	2	21	96	—	134
Other operating costs and expenses	1	6	230	18	(220)	35
Closures and impairment expenses, net	2	2	—	—	—	4
Restaurant profit (loss)	$436	$84	$(1)	$—	$—	$519
Company sales	2,363	624	11	—	—	2,998
Restaurant margin (%)	18.5%	13.4%	(8.2)%	N/A	N/A	17.3%

	Quarter Ended 9/30/2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$364	$52	$(4)	$(41)	$—	$371
Less:
Franchise fees and income	19	2	4	—	—	25
Revenues from transactions with franchisees	15	2	19	80	—	116
Other revenues	1	5	176	17	(164)	35
Add:
General and administrative expenses	62	26	9	42	—	139
Franchise expenses	8	1	1	—	—	10
Expenses for transactions with franchisees	13	1	17	79	—	110
Other operating costs and expenses	1	5	172	17	(163)	32
Closures and impairment expenses, net	4	1	3	—	—	8
Restaurant profit (loss)	$417	$77	$(1)	$—	$1	$494
Company sales	2,276	606	13	—	—	2,895
Restaurant margin (%)	18.3%	12.8%	(13.2)%	N/A	N/A	17.0%

	Year to Date Ended 9/30/2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,062	$163	$(2)	$(120)	$—	$1,103
Less:
Franchise fees and income	62	7	10	—	—	79
Revenues from transactions with franchisees	51	5	59	261	—	376
Other revenues	3	19	577	52	(544)	107
Add:
General and administrative expenses	186	79	23	124	—	412
Franchise expenses	28	3	1	—	—	32
Expenses for transactions with franchisees	44	5	54	258	—	361
Other operating costs and expenses	3	17	565	52	(543)	94
Closures and impairment expenses, net	15	5	2	—	—	22
Other income, net	—	—	—	(1)	—	(1)
Restaurant profit (loss)	$1,222	$241	$(3)	$—	$1	$1,461
Company sales	6,630	1,753	29	—	—	8,412
Restaurant margin (%)	18.4%	13.7%	(13.0)%	N/A	N/A	17.4%

	Year to Date Ended 9/30/2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,000	$139	$(12)	$(116)	$—	$1,011
Less:
Franchise fees and income	53	6	13	—	—	72
Revenues from transactions with franchisees	41	4	55	219	—	319
Other revenues	9	17	484	48	(458)	100
Add:
General and administrative expenses	183	80	29	120	—	412
Franchise expenses	25	3	1	—	—	29
Expenses for transactions with franchisees	36	3	50	217	—	306
Other operating costs and expenses	7	16	476	47	(456)	90
Closures and impairment expenses, net	11	6	5	—	—	22
Other income, net	—	—	—	(1)	—	(1)
Restaurant profit (loss)	$1,159	$220	$(3)	$—	$2	$1,378
Company sales	6,452	1,723	42	—	—	8,217
Restaurant margin (%)	18.0%	12.8%	(11.8)%	N/A	N/A	16.8%

Reconciliation of GAAP Operating Profit to Core Operating Profit is as follows:

	Quarter ended		% Change		Year to Date Ended		% Change
	9/30/2025	9/30/2024	B/(W)		9/30/2025	9/30/2024	B/(W)
Operating profit	$400	$371	8		$1,103	$1,011	9
Special Items, Operating Profit	—	—			—	—
Adjusted Operating Profit	$400	$371	8		$1,103	$1,011	9
Items Affecting Comparability	—	—			—	—
F/X impact	(1)	—			4	—
Core Operating Profit	$399	$371	8		$1,107	$1,011	9
Total revenues	3,206	3,071	4		8,974	8,708	3
F/X impact	(3)	—			28	—
Total revenues, excluding the impact of F/X	$3,203	$3,071	4		$9,002	$8,708	3
Core OP margin (%)	12.5%	12.1%	0.4	ppts.	12.3%	11.6%	0.7	ppts.

Reconciliation of GAAP Operating Profit to Core Operating Profit by segment is as follows:

	Quarter Ended 9/30/2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$384	$57	$1	$(42)	$—	$400
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$384	$57	$1	$(42)	$—	$400
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	(1)	—	—	—	—	(1)
Core Operating Profit (Loss)	$383	$57	$1	$(42)	$—	$399

	Quarter Ended 9/30/2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$364	$52	$(4)	$(41)	$—	$371
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$364	$52	$(4)	$(41)	$—	$371
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	—	—	—	—	—	—
Core Operating Profit (Loss)	$364	$52	$(4)	$(41)	$—	$371

	Year to Date Ended 9/30/2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,062	$163	$(2)	$(120)	$—	$1,103
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$1,062	$163	$(2)	$(120)	$—	$1,103
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	3	1	—	—	—	4
Core Operating Profit (Loss)	$1,065	$164	$(2)	$(120)	$—	$1,107

	Year to Date Ended 9/30/2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,000	$139	$(12)	$(116)	$—	$1,011
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$1,000	$139	$(12)	$(116)	$—	$1,011
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	—	—	—	—	—	—
Core Operating Profit (Loss)	$1,000	$139	$(12)	$(116)	$—	$1,011

Segment Results

KFC

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2025	9/30/2024	Reported		Ex F/X		9/30/2025	9/30/2024	Reported		Ex F/X
Company sales	$2,363	$2,276	4		4		$6,630	$6,452	3		3
Franchise fees and income	22	19	17		17		62	53	15		15
Revenues from transactions with franchisees	18	15	25		25		51	41	26		26
Other revenues	1	1	(35)		(35)		3	9	(68)		(68)
Total revenues	$2,404	$2,311	4		4		$6,746	$6,555	3		3
Company restaurant expenses	$1,927	$1,859	(4)		(4)		$5,408	$5,293	(2)		(2)
G&A expenses	$66	$62	(6)		(6)		$186	$183	(2)		(2)
Franchise expenses	$9	$8	(16)		(16)		$28	$25	(11)		(12)
Expenses for transactions with franchisees	$15	$13	(20)		(20)		$44	$36	(26)		(26)
Other operating costs and expenses	$1	$1	6		7		$3	$7	64		64
Closures and impairment expenses, net	$2	$4	54		53		$15	$11	(23)		(23)
Operating Profit	$384	$364	6		6		$1,062	$1,000	6		7
OP Margin (%)	16.0%	15.7%	0.3	ppts.	0.3	ppts.	15.8%	15.2%	0.6	ppts.	0.6	ppts.
Restaurant profit	$436	$417	5		5		$1,222	$1,159	5		6
Restaurant margin (%)	18.5%	18.3%	0.2	ppts.	0.2	ppts.	18.4%	18.0%	0.4	ppts.	0.4	ppts.

	Quarter Ended 9/30/2025	Year to Date Ended 9/30/2025
	% change	% change
System Sales Growth	5%	4%
System Sales Growth, excluding F/X	5%	5%
Same-Store Sales Growth	2%	1%

Unit Count	9/30/2025	9/30/2024	% Increase
Company-owned	10,775	9,958	8
Franchisees	1,865	1,325	41
	12,640	11,283	12

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	9/30/2024	Store Portfolio Actions	Other	F/X	9/30/2025
Company sales	$2,276	$50	$35	$2	$2,363
Cost of sales	(713)	(16)	5	(1)	(725)
Cost of labor	(558)	(16)	(42)	—	(616)
Occupancy and other operating expenses	(588)	(11)	13	—	(586)
Restaurant profit	$417	$7	$11	$1	$436

	Year to Date Ended
Income (Expense)	9/30/2024	Store Portfolio Actions	Other	F/X	9/30/2025
Company sales	$6,452	$168	$31	$(21)	$6,630
Cost of sales	(2,033)	(57)	42	7	(2,041)
Cost of labor	(1,613)	(48)	(70)	5	(1,726)
Occupancy and other operating expenses	(1,647)	(41)	42	5	(1,641)
Restaurant profit	$1,159	$22	$45	$(4)	$1,222

As compared to the third quarter of 2024, the increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by net unit growth and same-store sales growth. The increase in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales, efficiency improvement from streamlined operations and favorable commodity prices, partially offset by increased rider cost associated with higher delivery sales mix in the current period and increased value-for-money offerings.

The increase in Company sales for the year to date ended September 30, 2025, excluding the impact of F/X, was primarily driven by net unit growth and same-store sales growth. The year to date increase in Restaurant profit, excluding the impact of F/X, was primarily driven by the increase in Company sales, favorable commodity prices and efficiency improvement from streamlined operations, partially offset by increased rider cost associated with higher delivery sales mix in the current period and increased value-for-money offerings.

Franchise Fees and Income/Revenues from Transactions with Franchisees

The quarter and year to date increase in Franchise fees and income and Revenues from transactions with franchisees, excluding the impact of F/X, was primarily driven by acceleration of franchise store openings.

Operating Profit

The quarter and year to date increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit.

Pizza Hut

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2025	9/30/2024	Reported		Ex F/X		9/30/2025	9/30/2024	Reported		Ex F/X
Company sales	$624	$606	3		3		$1,753	$1,723	2		2
Franchise fees and income	3	2	27		27		7	6	23		24
Revenues from transactions with franchisees	2	2	40		40		5	4	50		50
Other revenues	6	5	12		12		19	17	10		10
Total revenues	$635	$615	3		3		$1,784	$1,750	2		2
Company restaurant expenses	$540	$529	(2)		(2)		$1,512	$1,503	(1)		(1)
G&A expenses	$27	$26	(7)		(7)		$79	$80	1		1
Franchise expenses	$1	$1	(17)		(17)		$3	$3	(16)		(16)
Expenses for transactions with franchisees	$2	$1	(23)		(23)		$5	$3	(34)		(34)
Other operating costs and expenses	$6	$5	(15)		(15)		$17	$16	(7)		(7)
Closures and impairment expenses, net	$2	$1	(179)		(182)		$5	$6	14		15
Operating Profit	$57	$52	7		7		$163	$139	16		17
OP Margin (%)	8.9%	8.6%	0.3	ppts.	0.3	ppts.	9.1%	8.0%	1.1	ppts.	1.1	ppts.
Restaurant profit	$84	$77	8		8		$241	$220	9		9
Restaurant margin (%)	13.4%	12.8%	0.6	ppts.	0.6	ppts.	13.7%	12.8%	0.9	ppts.	0.9	ppts.

	Quarter Ended 9/30/2025	Year to Date Ended 9/30/2025
	% change	% change
System Sales Growth	4%	3%
System Sales Growth, excluding F/X	4%	3%
Same-Store Sales Growth	1%	1%

Unit Count	9/30/2025	9/30/2024	% Increase
Company-owned	3,742	3,428	9
Franchisees	280	178	57
	4,022	3,606	12

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	9/30/2024	Store Portfolio Actions	Other	F/X	9/30/2025
Company sales	$606	$13	$5	$—	$624
Cost of sales	(202)	(4)	(4)	—	(210)
Cost of labor	(167)	(1)	2	—	(166)
Occupancy and other operating expenses	(160)	(4)	—	—	(164)
Restaurant profit	$77	$4	$3	$—	$84

	Year to Date Ended
Income (Expense)	9/30/2024	Store Portfolio Actions	Other	F/X	9/30/2025
Company sales	$1,723	$28	$8	$(6)	$1,753
Cost of sales	(567)	(8)	—	2	(573)
Cost of labor	(479)	(4)	(2)	2	(483)
Occupancy and other operating expenses	(457)	(10)	10	1	(456)
Restaurant profit	$220	$6	$16	$(1)	$241

As compared to the third quarter of 2024, the increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by net unit growth and same-store sales growth. The increase in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales, favorable commodity prices and efficiency improvement from streamlined operations, partially offset by increased value-for-money offerings and increased delivery cost associated with higher delivery sales mix in the current period.

The increase in Company sales for the year to date ended September 30, 2025, excluding the impact of F/X, was primarily driven by net unit growth and same-store sales growth, partially offset by more temporary closures mainly during the Chinese New Year holiday compared with the prior year. The year to date increase in Restaurant profit, excluding the impact of F/X, was primarily driven by the increase in Company sales, favorable commodity prices and efficiency improvement from streamlined operations, partially offset by increased value-for-money offerings and increased delivery cost associated with higher delivery sales mix in the current period.

Operating Profit

The quarter and year to date increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit.

All Other Segments

All Other Segments reflects the results of Lavazza, Huang Ji Huang, Little Sheep, Taco Bell, our delivery operating segment, and for 2024, also the e-commerce segment.

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2025	9/30/2024	Reported		Ex F/X		9/30/2025	9/30/2024	Reported		Ex F/X
Company sales	$11	$13	(14)		(14)		$29	$42	(30)		(30)
Franchise fees and income	3	4	(22)		(22)		10	13	(18)		(17)
Revenues from transactions with franchisees	23	19	22		22		59	55	7		7
Other revenues	235	176	33		33		577	484	19		20
Total revenues	$272	$212	28		28		$675	$594	14		14
Company restaurant expenses	$12	$14	18		18		$32	$45	30		29
G&A expenses	$7	$9	21		21		$23	$29	20		20
Franchise expenses	$1	$1	(15)		(15)		$1	$1	(35)		(35)
Expenses for transactions with franchisees	$21	$17	(24)		(24)		$54	$50	(8)		(8)
Other operating costs and expenses	$230	$172	(34)		(33)		$565	$476	(19)		(19)
Closures and impairment expenses, net	$—	$3	NM		NM		$2	$5	61		60
Operating Profit (Loss)	$1	$(4)	NM		NM		$(2)	$(12)	89		89
OP Margin (%)	0.7%	(1.9)%	2.6	ppts.	2.6	ppts.	(0.2)%	(2.1)%	1.9	ppts.	1.9	ppts.
Restaurant loss	$(1)	$(1)	47		47		$(3)	$(3)	23		21
Restaurant margin (%)	(8.2)%	(13.2)%	5.0	ppts.	5.0	ppts.	(13.0)%	(11.8)%	(1.2)	ppts.	(1.2)	ppts.

Total Revenues

The quarter and year to date increase in Total revenues of All other segments, excluding the impact of F/X, was primarily driven by inter-segment revenue generated by our delivery team for services provided to Company-owned restaurants as a result of increased delivery sales, partially offset by decline in Company sales.

Operating Profit (Loss)

The quarter and year to date improvement in Operating profit (loss), excluding the impact of F/X, was primarily driven by the decrease in Operating loss from certain emerging brands.

Corporate and Unallocated

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2025	9/30/2024	Reported		Ex F/X		9/30/2025	9/30/2024	Reported		Ex F/X
Revenues from transactions with franchisees	$97	$80	21		21		$261	$219	19		20
Other revenues	$18	$17	5		5		$52	$48	8		8
Expenses for transactions with franchisees	$96	$79	(21)		(21)		$258	$217	(19)		(19)
Other operating costs and expenses	$18	$17	(5)		(5)		$52	$47	(10)		(10)
Corporate G&A expenses	$43	$42	(5)		(5)		$124	$120	(4)		(4)
Other unallocated income, net	$—	$—	NM		NM		$(1)	$(1)	4		5
Interest income, net	$23	$31	(27)		(27)		$74	$100	(26)		(26)
Investment (loss) gain	$(10)	$34	NM		NM		$(25)	$50	NM		NM
Income tax provision (See Note 12)	$(114)	$(119)	4		4		$(313)	$(309)	(1)		(2)
Equity in net earnings (losses) from equity method investments	$6	$2	199		201		$12	$2	540		552
Effective tax rate (See Note 12)	27.6%	27.3%	(0.3)	ppts.	(0.3)	ppts.	27.2%	26.6%	(0.6)	ppts.	(0.6)	ppts.

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

Income Tax Provision

Our income tax provision primarily includes tax on our earnings generally at the Chinese statutory tax rate of 25% with certain Chinese subsidiaries qualified for preferential tax rates, withholding tax on planned or actual repatriation of earnings outside of China, Hong Kong profits tax, and U.S. corporate income tax, if any. The higher effective tax rate for the quarter ended September 30, 2025 was primarily due to the impact from fair value change of our investment in Meituan. The higher effective tax rate for the year to date ended September 30, 2025 was primarily due to higher withholding tax associated with higher planned repatriation of earnings outside of China, and the impact from fair value change of our investment in Meituan.

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

Entities that are general VAT taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as a VAT asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, in the Condensed Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT asset for recoverability, giving consideration to the indefinite life of VAT assets as well as its forecasted operating results and capital spending, which inherently includes significant assumptions that are subject to change. As of September 30, 2025 and December 31, 2024, the Company has not made an allowance for the recoverability of VAT assets, as the balance is expected to be utilized to offset against VAT payables or be refunded in the future.

In June 2022, the Chinese Ministry of Finance (“MOF”) and the STA jointly issued Announcement [2022] No. 21, to extend full VAT credit refunds to more sectors and increase the frequency for accepting taxpayers’ applications. Beginning on July 1, 2022, entities engaged in providing catering services in China are allowed to apply for a lump sum refund of VAT assets accumulated prior to March 31, 2019. In addition, VAT assets accumulated after March 31, 2019 can be refunded on a monthly basis. In August 2025, the MOF and the STA jointly issued Announcement [2025] No. 7, amending the VAT refund policy. Effective September 1, 2025, certain industries (including the catering sector) are only eligible for a partial refund of VAT assets, subject to additional criteria stipulated in the announcement.

As of September 30, 2025, current VAT assets of $124 million, non-current VAT assets of $13 million and net VAT payable of $6 million were recorded in Prepaid expenses and other current assets, Other assets and Accounts payable and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets.

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

Condensed Consolidated Cash Flows

Our cash flows for the years to date ended September 30, 2025 and 2024 were as follows:

Net cash provided by operating activities was $1,341 million in 2025 as compared to $1,252 million in 2024. The increase was primarily driven by the increase in Operating profit along with working capital changes.

Net cash used in investing activities was $316 million in 2025 as compared to $28 million in 2024. The increase was mainly due to the net impact on cash flows resulting from purchases and maturities of short-term investments, and long-term bank deposits and notes, partially offset by the decrease in capital spending.

Net cash used in financing activities was $1,107 million in 2025 as compared to $1,159 million in 2024. The decrease was primarily driven by the fluctuation in share repurchases, partially offset by the decrease in the proceeds from short-term bank borrowings and increase of cash dividends paid on common stock.

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

Share Repurchases and Dividends

The Company’s Board of Directors has authorized an aggregate of $4.4 billion for our share repurchase program, including its most recent increase in authorization on November 4, 2024. Yum China may repurchase shares under this program from time to time in the open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the years to date ended September 30, 2025 and 2024, the Company repurchased 14.9 million shares of common stock for $682 million and 27.3 million shares of common stock for $1,055 million, respectively, under the repurchase program, excluding transaction costs and excise tax.

For the quarters ended September 30, 2025 and 2024, the Company paid cash dividends of approximately $88 million and $61 million, respectively, and for the years to date ended September 30, 2025 and 2024, the Company paid aggregate cash dividends of approximately $268 million and $187 million, respectively, to stockholders through a quarterly dividend payment of $0.24 and $0.16 per share, respectively.

The Company plans to return $3 billion to shareholders in 2025 through 2026, adding to the $1.5 billion it delivered to shareholders in 2024. The Company expects to return a total of approximately $1.5 billion to shareholders in 2025 in share repurchases and dividends.

On November 4, 2025, the Board of Directors declared a cash dividend of $0.24 per share, payable on December 23, 2025, to stockholders of record as of the close of business on December 2, 2025. The total estimated cash dividend payable is approximately $87 million.

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

Borrowing Capacity

As of September 30, 2025, the Company had credit facilities of RMB9,649 million (approximately $1,355 million), comprised of onshore credit facilities in the aggregate amount of RMB6,800 million (approximately $955 million), offshore credit facilities in the aggregate amount of $200 million and a credit facility of $200 million that can be used for either onshore or offshore.

The credit facilities had remaining terms ranging from less than one year to three years as of September 30, 2025. Our credit facilities mainly include term loans, overdrafts, letters of credit, banker’s acceptance notes and bank guarantees. The credit facilities in general bear interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreements. As of September 30, 2025, we had outstanding short-term bank borrowings of RMB210 million (approximately $29 million), mainly to manage working capital at our operating subsidiaries. Such bank borrowings are due within one year from their issuance dates. As of September 30, 2025, we also had outstanding bank guarantees of RMB280 million (approximately $40 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants. Our credit facilities were therefore reduced by outstanding short-term bank borrowings, adjusted for unamortized interest and outstanding guarantees. As of September 30, 2025, the Company had unused credit facilities of approximately $1,286 million.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. ASU 2025-05 is effective for the Company from January 1, 2026, with early adoption permitted. We are currently evaluating the impact the adoption of this standard may have on our financial statements.

In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software" (“ASU 2025-06”), which better aligns the accounting guidance to how software is developed by eliminating project stages from capitalization criteria, and further clarifies the threshold entities apply to begin capitalizing costs. The amendment also enhances the disclosure requirements for internal-use software. ASU 2025-06 is effective for the Company from January 1, 2028, with early adoption permitted. We are currently evaluating the impact the adoption of this standard may have on our financial statements.

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

As substantially all of the Company’s operations are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter and year to date ended September 30, 2025, the Company’s Operating profit would have decreased by approximately $38 million and $105 million, respectively, if the RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2025, our Board of Directors authorized an aggregate of $4.4 billion for our share repurchase program. The authorization does not have an expiration date.

The following table provides information as of September 30, 2025 with respect to shares of Yum China common stock repurchased on the NYSE and HKEX by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share(a)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)

7/1/25-7/31/25	1,860	$47.27	1,860	$848
8/1/25-8/31/25	1,857	$45.23	1,857	$764
9/1/25-9/30/25	3,461	$44.26	3,461	$610
Total	7,178	$45.29	7,178	$610

(a)
Starting January 2024, the Company also repurchased shares of common stock through open market transactions on the HKEX. Price paid for shares repurchased on the HKEX has been converted into U.S. dollars at the exchange rate on the date of repurchase.

Item 5. Other Information

During the quarter ended September 30, 2025, none of the Company’s officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) or directors adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

Yum China Holdings, Inc.
(Registrant)

Date:	November 10, 2025	/s/ Xueling Lu
Controller and Principal Accounting Officer