Form 10-K
period 2025-12-31
Yum China Holdings, Inc.
filed 2026-02-27
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16.5 billion. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. The number of shares of the registrant’s common stock outstanding as of February 20, 2026 was 353,096,444 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2026 annual meeting of stockholders (the “2026 Proxy Statement”), to be filed not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions or projections concerning future results or events, including, without limitation, statements regarding our strategies to expand our restaurant network and restaurant portfolio, our strategies to improve system sales and store performance and develop new sources of revenue, plans relating to our share repurchase activity, declaration of dividends, and plans for returning capital to our stockholders, plans to invest in technology and high-quality assets, plans to enhance digital and delivery capabilities, franchise development, logistics and supply chain management, our sustainability goals and anticipated effects of population and macroeconomic trends. Our plan of capital returns to shareholders is based on current expectations, which may change based on market conditions, capital needs or otherwise. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those forward-looking statements. We cannot assure you that any of our expectations, estimates, assumptions or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations, estimates, assumptions or projections include (i) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. We disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law.

2025 Form 10-K

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

General

Yum China is the largest restaurant company in China in terms of 2025 system sales. We had $11.8 billion of revenues in 2025 and 18,101 restaurants as of December 31, 2025. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Lavazza, Huang Ji Huang, Little Sheep and Taco Bell.

We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to the agreed terms, Taco Bell brands in China, excluding Hong Kong, Macau and Taiwan. We own the intellectual property of the Little Sheep and Huang Ji Huang concepts outright. KFC was the first major global restaurant brand to enter China in 1987. With more than three decades of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of 2025 system sales, with 18,101 restaurants covering over 2,500 cities primarily in China as of December 31, 2025. We believe that there are significant opportunities to further expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

As of December 31, 2025, we owned and operated approximately 83% of our restaurants. Franchisees contribute to our revenue through the payment of a combination of upfront franchise fees and on-going royalties based on a percentage of sales, and payments for other transactions with us, such as purchases of food and paper products, advertising services, delivery services and other services.

Restaurant Concepts

KFC

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of 2025 system sales. Founded in Corbin, Kentucky by Colonel Harland D. Sanders in 1939, KFC opened its first restaurant in Beijing, China in 1987. As of December 31, 2025, there were 12,997 KFC restaurants in over 2,500 cities across China. In addition to Original Recipe® chicken, whole chicken and other chicken products, KFC in China has an extensive menu featuring beef burgers, pork, seafood, rice dishes, congees, fresh vegetables, desserts, coffee, tea and many other products. KFC also seeks to increase revenue from different channels, including dine-in, delivery and takeaway.

Pizza Hut

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of 2025 system sales and number of restaurants as of December 31, 2025, offering multiple dayparts, including breakfast, lunch, afternoon tea and dinner. Since opening its first China restaurant unit in Beijing in 1990, Pizza Hut has grown rapidly and, as of year-end 2025, there were 4,168 Pizza Hut restaurants in over 1,000 cities across China. Pizza Hut has an extensive menu offering a broad variety of pizzas, pasta, steaks, rice dishes, burgers and other entrees, appetizers, beverages and desserts. Pizza Hut also aims to further drive growth from different channels and occasions, including dine-in, delivery and takeaway. Pizza Hut also offers packaged foods to capture at-home consumption demand.

Other Concepts

In addition to KFC and Pizza Hut, our restaurant brand portfolio also includes Lavazza, Huang Ji Huang, Little Sheep and Taco Bell.

2025 Form 10-K

Lavazza. In April 2020, we partnered with Luigi Lavazza S.p.A. (“Lavazza Group”), the world-renowned family-owned Italian coffee company, and established a joint venture (“Lavazza joint venture”), to explore and develop the Lavazza coffee concept in China. Lavazza joint venture operates both the coffee shop business and the retail business. Lavazza coffee shops offer an authentic Italian coffee experience. As of December 31, 2025, there were 146 Lavazza coffee shops in mainland China and Hong Kong. The retail business involves selling retail coffee products beyond Lavazza coffee shops.

Huang Ji Huang. In April 2020, we completed the acquisition of a controlling interest in Huang Ji Huang. Founded in 2004, Huang Ji Huang had 627 units in China and internationally as of December 31, 2025. Huang Ji Huang primarily operates a franchise model and is an industry-leading simmer pot brand.

Little Sheep. Little Sheep, with its roots in Inner Mongolia, China, specializes in “Hot Pot” cooking, which is very popular in China, particularly during the winter months. Little Sheep had 135 units in both China and international markets as of December 31, 2025. Little Sheep primarily operates a franchise model.

Taco Bell. Taco Bell is the world’s leading western QSR brand specializing in Mexican-style food, including tacos, burritos, quesadillas, salads, nachos and similar items. We opened our first Taco Bell restaurant in Shanghai, China, in December 2016. As of December 31, 2025, there were 28 Taco Bell units in China. The Company and Yum! Brands Inc. (“YUM”) are currently in the process of renegotiating the terms with respect to the development of the Taco Bell brand in China. For more information, refer to “—Intellectual Property.”

Our Strategies

Since 2021, we have been implementing our “RGM” strategy, which stands for “Resilience, Growth and Moat.” At our Investor Day held in November 2025, we outlined our RGM 3.0 strategy, which focuses on all three aspects – resilience, growth and moat – powered by two complementary forces, innovation and operational efficiency. Going forward, we intend to continue to maintain our dual focus on system sales and same-store sales growth, and capture new opportunities through front-end segmentation and back-end consolidation. Through an equity and franchise hybrid model, we have been accelerating our store network expansion with the aim of reaching our next milestone of 20,000 stores in 2026 and targeting over 30,000 stores by 2030. In the meantime, we will continue to invest in digitalization and supply chain, our key growth enablers.

Continue to strategically expand our restaurant network

We are confident in the long-term market opportunities in China and aim to maintain our industry-leading position in the QSR and CDR markets in China with our core brands while continuing to nurture our emerging brands.

Further expand geographical coverage. Restaurant chains have a low penetration rate in China, especially in lower-tier cities. Given the rapidly expanding middle class and dining out population as a result of continued economic growth and urbanization, we believe there are significant opportunities to expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities. In 2025, we entered into around 270 new cities. By 2030, we aim to nearly double our presence and increase penetration from 2,500 to 4,500 cities. We are tracking over 2,000 cities that do not have a KFC, and 1,500 cities that have KFC but do not yet have a Pizza Hut restaurant. For additional information on the risks associated with this growth strategy, see the section entitled “Item 1A. Risk Factors,” including the risk factor entitled “We may not attain our target development goals; aggressive development could cannibalize existing sales; and new restaurants may not be profitable.”

Explore new restaurant formats. We are keen to explore various new restaurant formats to support further store expansion and drive sales growth, including different modules, store designs or service models aimed at addressing the needs of different consumer segments and for different occasions. For example, in 2025, we accelerated the growth of our side-by-side modules, KCOFFEE Cafes and KPRO (our light-meal concept), unlocking additional consumption occasions. We believe that our world-class supply chain management, strong digital capabilities and in-depth local know-how will help us to build robust development pipelines to seize the market opportunities.

2025 Form 10-K

Accelerate equity & franchise hybrid model. While we continue to focus on the operation of our Company-owned restaurant units, we also intend to continue accelerating franchise development to unlock additional opportunities for our core brands. We anticipate high franchisee demand for our brands, supported by strong unit economics, operational consistency and multiple store formats including new store models suitable for franchisees, such as KFC’s small town and Pizza Hut WOW, to drive restaurant growth. We plan to continue to develop franchise store portfolio over time by focusing on strategic channels and remote locations as well as lower-tier cities previously beyond our reach. As of December 31, 2025, approximately 17% of our restaurants were operated by franchisees. The franchise mix of net new stores increased from 30% in 2024 to 37% in 2025 for KFC and increased from 10% in 2024 to 31% in 2025 for Pizza Hut. We anticipate the franchise mix of net new stores will increase to 40% to 50% for both KFC and Pizza Hut from 2026 to 2028, targeting to raise the total franchise mix to twenties percentages by 2028.

Grow emerging brands. Our key growth strategy for emerging brands, such as Lavazza and our Chinese dining business unit, including Huang Ji Huang and Little Sheep, focuses on exploring suitable business models to achieve sustainable growth. In addition, we plan to continue our efforts in product innovation and operational enhancement for these emerging brands to potentially scale up operations in the future.

Continue to improve unit-level sales and profits and develop new sources of revenue

Focus on food innovation and value proposition. We continue to focus on food innovation and strengthen our value proposition. We are keenly aware of the strength of our core menu items. At the same time, we seek to continue to introduce innovative items to meet evolving consumer preferences and local tastes, drive customer engagement and continue to broaden our brand appeal. Each of our restaurant concepts has proprietary menu items, and emphasizes the preparation of food with high quality ingredients. We continue to develop unique recipes, regionally-inspired menu items and special seasonings to provide appealing, tasty and convenient food choices at competitive prices. In addition, we continue to offer great value for money and attractive marketing campaigns. We continue to promote signature value campaigns such as “Crazy Thursday” and “Buy More Save More on Weekends” for KFC and “Scream Wednesday” for Pizza Hut, which offer selected menu items at attractive prices, and have received positive consumer feedback. To expand our addressable market and drive incremental traffic, we have also widened our price ranges by introducing more entry price point products, and tapped into new customer segments and occasions by introducing new categories and one-person meals. We believe our continued food innovation and value proposition are pivotal to enhancing our unit-level performance. Besides great-tasting food and great value, we collaborate with leading IPs in animation, gaming and sports on themed food, packaging and gifts, offering emotional value and attracting new and young customers.

Pursue best in-store experience. We continuously look for ways to improve customer experience. Our brands also look to improve efficiency to drive sales growth. For instance, we continue to improve customer experience through our proprietary smartphone applications, pre-order services and store design. In addition, we are continuously investing in digital and automation to improve operating transparency and efficiency. For example, our smart i-kitchen system now provides real-time order status for customers, all digitalized through our app and WeChat portal with customer-friendly user interface, providing them with streamlined ordering experience. Furthermore, our robotic servers have been rolled out in over 60% of our Pizza Hut restaurants, an effort we have been continuously carrying out nationwide that not only brings better digital experience but also saves on crew work. The introduction of Smart Delivery, a digital system to dynamically adjust delivery coverage for each store by daypart, combined with our wider store network, allows us to continue to improve delivery coverage and reduce delivery time. To further enhance customer experience, we are also evaluating the possibility of adopting other digital initiatives in our restaurants and will continue to invest in this area, as discussed more fully below.

Grow coffee business. We are also building a coffee portfolio to capture the coffee market in China across different customer segments, including coffee products provided by KFC, which offers convenience and value. In addition to our extensive network of KFC stores, KFC also offers coffee products through our KCOFFEE Cafes. KCOFFEE Cafes expanded from approximately 50 cafes in 2023 to about 2,200 cafes in 2025, with a target of over 5,000 cafes by 2029. In April 2020, we also partnered with Lavazza Group to explore and develop the Lavazza coffee concept in China to offer an authentic Italian coffee experience. As of December 31, 2025, there were 146 Lavazza units in mainland China and Hong Kong, and we are targeting 1,000 Lavazza stores by 2029 and aiming to further grow its retail business.

2025 Form 10-K

Optimize delivery capabilities. China is a world leader in the emerging online to offline, or O2O, market. This is where digital online ordering technologies interact with traditional brick and mortar retail to enhance customer experience. We see considerable growth potential in the delivery market by aligning our proven restaurant operation capabilities with our delivery network that offers consumers the ability to order restaurant food anywhere. By optimizing our delivery strategy, we have captured more sales opportunities and achieved double-digit annual growth for delivery sales over the past decade. Delivery contributed approximately 48% of Company sales in 2025. On delivery platforms, our core brands maintain a balanced approach – driving top‑line growth while protecting margins. Going forward, we intend to continue to optimize our delivery service by adopting innovative technologies, rolling out new delivery menu items and adjusting delivery coverage for each store by daypart, taking into account the operating hours of nearby stores.

Enhance digital capabilities. As of December 31, 2025, KFC and Pizza Hut loyalty programs, combined, exceeded 590 million members. The programs have been effective in increasing order frequency and enhancing guest loyalty. Digital sales exceeded $10 billion, with digital ordering accounted for approximately 94% of total Company sales in 2025. We also enhance private domain traffic and drive users to our own app and mini programs by providing attractive benefits, exclusive discounts, and improved customer experience. Going forward, we intend to continue to leverage our powerful digital ecosystem and adopt emerging technologies to drive sales, improve customer experience and increase operational efficiency. We plan to continue our investment in end-to-end digitalization, automation and artificial intelligence (“AI”), with applications across four major areas: customers, stores, supply chain and back office.

Invest in high-quality assets. We continue to identify and evaluate investment opportunities in high-quality assets to capture growth opportunities. We will prudently assess investment targets based on their strategic value, business scale and financial performance, among other factors.

Operational Management and Efficiency

Restaurant Unit Management

Our restaurant management structure varies among our restaurant brands and restaurant size. Generally, each restaurant that we operate is overseen by a management team led by a restaurant general manager, or RGM, together with one or more assistant managers. RGMs are skilled and highly trained, with most having a college-level education. We have also introduced a shared management model, Mega RGM, by using AI-enabled digital tools to improve store efficiency and empower our capable restaurant managers to oversee multiple stores without compromising quality, including tools that help analyze and forecast transaction volume so that we can improve labor scheduling and inventory management. For example, the “Super Brain,” an end-to-end AI-enabled system, integrates data from store operations and aids the decision making of restaurant general managers. Moreover, we plan to further empower our restaurant teams through agentic AI, helping them closely monitor the real-time ordering and operational procedures of the restaurants and make timely staffing adjustments, which is expected to substantially improve in-store management, delivery operations and customer service. We also continued to simplify, centralize, and automate key processes over the past few years to improve operational efficiency. In 2025, we consolidated resources to build a centralized recruitment and training platform as well as a one-stop RGM service center to ease the burdens on our RGMs and allow them to focus on better serving our customers.

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

Franchise Restaurant Management

While we continue to focus on the operation of our Company-owned restaurant units, we also intend to continue accelerating franchise development to unlock additional opportunities for our core brands. As of December 31, 2025, approximately 17% of our restaurants were franchise restaurants. We are selective in granting franchises. We evaluate prospective franchisees based on financial strength, operational capability, and alignment with our corporate values and goals, among other criteria. Our franchise program is designed to ensure food safety and promote consistency and quality. Our franchisees are contractually obligated to operate their restaurants in accordance with operational standards set out in the franchise agreements, which are consistent with standards required for Company-owned restaurants. Like our Company-owned restaurants, our franchise restaurants are also subject to our internal quality audits and reviews. We retain the right to impose disciplinary measures, including fines and suspension of operations, depending on the nature of the non-compliance, and to terminate any franchise agreement in the event of material non-compliance by the franchisee.

2025 Form 10-K

We believe that it is important to maintain strong and open relationships with our franchisees. To this end, the Company invests a significant amount of time working with the franchisees on key aspects of the business, including products, equipment, operational improvements and standards and management techniques. We also provide centralized procurement to franchisees and empower them with digital tools in store management.

Franchisees are responsible for supplying capital required to pay a franchise fee to us and to purchase or lease the land use rights, building, equipment, signs, seating, inventories and supplies; and, over the longer term, for reinvesting in the business through expansion. Franchisees contribute to our revenue through the payment of a combination of upfront franchise fees and on-going royalties based on a percentage of sales, and payments for other transactions with us, such as purchases of food and paper products, advertising services, delivery services and other services.

Expansion Management

We believe that there are significant opportunities to further expand within China and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities and achieve healthy payback periods. We expanded our restaurant count from 7,562 at the end of 2016 to 18,101 at the end of 2025, representing a compound annual growth rate (“CAGR”) of approximately 10%. We expect to expand our business through organic growth, growth of franchise units and development of our emerging brands.

Our expansion strategy has been systematically focused on high potential locations across city tiers, including increasing store density in existing cities and entering new cities. Each potential restaurant site is assessed and evaluated individually based on its site potential, potential financial return and potential impact to nearby stores. We take into account factors such as economic and demographic conditions and prospects, consumption patterns, GDP per capita and population density of the local community, presence of activity centers such as shopping complexes, schools and residential areas that generate guest traffic, and the presence of other restaurants in the vicinity during our site selection process. We also consider the guest traffic and distance from the existing restaurants under the same brand to reduce sales transfer that may occur from existing restaurant units. Our flexible store formats and partnership with franchisees empower us to expand in lower-tier cities, remote areas and additional strategic locations, including highway service centers, school campuses and hospitals. As we are opening more smaller format stores and actively managing costs, the average capital spending for each new KFC and Pizza Hut restaurant unit in 2025 was approximately RMB1.3 million and 1.0 million, respectively.

Supply Chain Management

The Company’s restaurants, including those operated by franchisees, are large purchasers of a number of food and paper products, equipment and other restaurant supplies. The principal items purchased include protein ingredients (including poultry, beef, pork and seafood), cheese, oil, flour, vegetables and paper and packaging materials. The Company has not experienced any significant, continuous shortages of supplies. We maintain contingency plans, including pre-identified alternative sources, to help ensure supply continuity. Prices paid for supplies fluctuate from time to time. We control our raw material costs by entering into long-term bulk purchase agreements for our key food ingredients, fully utilizing all chicken parts, implementing dynamic price management to respond to market conditions, sourcing directly from origin, expanding local sourcing resources and developing long-term relationships with suppliers.

The Company partners with over 850 independent suppliers for restaurant operations, which are mostly China-based. We implement a strict supplier qualification process that includes supplier compliance checks and on-site audits to ensure the supplier meets our food safety and quality control standards. We have formulated detailed specifications for food ingredients and consumables we procure. We believe supply chain management is crucial to the sustainability of our business and we are dedicated to applying digitalization and automation technologies in our supply chain management system. Our in-house and integrated supply chain management system employs over 1,000 staff in food safety, quality assurance, procurement management, logistics, engineering and supply chain strategy and investment.

In addition, we operate a tailor-made, world-class logistics management system, which is capable of accommodating large scale, wide coverage and advanced information dissemination as well as fast store expansions. The Company utilizes 34 logistics centers to distribute supplies to Company-owned and franchised stores, as well as to third-party customers. The Company owns and operates a substantial portion of these logistics centers. Our current network covers our stores in over 2,500 cities and towns, with capacity to cover more than 5,000 cities and towns. We implement AI-powered smart logistics network planning and intend to continue to upgrade our warehouses with automated solutions to enhance supply chain agility and efficiency. In addition, the Company owns seasoning facilities for its Chinese dining business unit, which manufacture and sell seasoning products to Huang Ji Huang and Little Sheep franchisees. The Company’s supply chain strategy of working with multiple suppliers, as well as building a vast logistics network, allows for continuous supply of products in the event that supply from an individual supplier or logistics center becomes unfeasible.

2025 Form 10-K

To improve the efficiency and effectiveness of our procurement process, the Company has adopted a central procurement model, whereby the Company centrally purchases the vast majority of food and paper products from approved suppliers for most of the restaurants regardless of ownership. The Company believes this central procurement model allows the Company to maintain quality control and achieve better prices and terms through volume purchases. In 2024, we launched Project Red Eye to improve supply chain efficiency. Guided by the principles of “spending better and buying better,” we optimized our procurement and product innovation strategies to provide attractive value offerings and enhance our margin.

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

Our quality assurance department regularly conducts unannounced food safety and operation excellence checks of all restaurants covering food safety, product quality and guest service. We also conduct regular product quality inspections on main menu items, and perform microbiological testing of restaurants’ utensils, small wares, water, ice and food to ensure they meet the required standards. In addition, we leverage knowledge graph technology and generative AI (“GenAI”) to help monitor and mitigate potential food safety risks.

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

Innovation and Digitalization

Our vision is to become the world’s most innovative pioneer in the restaurant industry. We are dedicated to adopting innovations in our business model and restaurant operations to comprehensively reach our customers and provide superior products and services in a technology-driven and happy way, as vividly demonstrated by our slogan “Good food, good fun, and good value.”

We believe we are a pioneer and first-mover among restaurant brands in China in utilizing and investing in emerging digital technologies to modernize our business operations and accelerate our growth, which is critical to empower and maintain our competitive advantage in China. In recent years, we have stepped up our investment in digitalization, advancing on end-to-end digitalization of our business operations. In 2021, we opened a digital R&D center with three sites in Shanghai, Nanjing and Xi’an, to strengthen our internal digital capabilities and support sustainable business growth by using advanced technology.

Dining Experience

Menu innovations

Offering appealing, tasty and convenient food at great prices is our value proposition. We have a dedicated food innovation team primarily focusing on the development and innovation of new recipes and improvement of existing products. In 2025, we launched around 600 new or upgraded menu items across all of our restaurant brands. Leveraging our local know-how and the wealth of consumer taste preference data accumulated, we have become a pioneer in food innovation, pushing the boundaries of QSR and CDR dining in China.

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

2025 Form 10-K

Ordering and payment

KFC rolled out mobile pre-ordering service on a nationwide basis in December 2016, which allows guests to order online and pick up in store. Pizza Hut launched table-side mobile ordering in 2018, which enables guests to order by scanning a QR code with their mobile phone. Now mobile ordering is a standard feature of our Super Apps including the KFC Super App and the Pizza Hut Super App. Guests can also order through our proprietary mini programs embedded in WeChat. In addition, in certain commercial districts, in-store kiosks provide guests with convenient and fast digital ordering options. We continuously enhance our Super Apps to address the needs of customers and improve their digital experience. For example, we introduced member-exclusive perks, App-exclusive new product pre-sales and lucky draws to attract our customers. We recently rolled out Smart K, our AI-powered ordering agent, to all users of the KFC Super App, enhancing the convenience of the digital ordering experience through verbal requests processing and customized suggestions. In 2025, digital ordering accounted for approximately 94% of total Company sales.

As early as June 2015, we started to partner with Alipay on digital payment functionalities, making us among the first batch of restaurant chains in China to make mobile payment available to guests. We commenced mobile payment cooperation with WeChat Pay in 2016. Digital payments grew from 33% of Company sales in 2016 to 99% in 2025.

Guest loyalty and interaction

Super Apps integrate multiple functions including messaging, e-commerce and payments in a single application by embedding mini programs or providing in-App links to other applications. In early 2016, the KFC Super App was implemented nationwide. Super Apps play a very important role in our overall digital ecosystem. They enable a digital customer experience by offering convenience, efficiency and interesting functionality before, during and after dining.

Member engagement is fostered through our Super Apps and WeChat mini programs, which serve as the primary platforms for enrollment into our membership programs. Additionally, we continue to monetize our membership base by introducing privilege membership subscription programs that increase frequency and spending at our brands. These monetization opportunities rely heavily on our ability to interact with our users through our Super Apps, WeChat mini programs and third-party e-commerce platforms. As of December 31, 2025, KFC and Pizza Hut loyalty programs, combined, exceeded 590 million members and over 265 million active members who transacted in the last 12 months. Member sales accounted for approximately 61% of KFC and Pizza Hut’s system sales in 2025. We believe that creative and engaging interactions with our guests can help us enhance customer experience and guest loyalty, which will ultimately lead to increased sales.

Restaurant Format Innovation

To supplement our growth, we are focusing on developing flexible restaurant formats and upgrading existing restaurants. We have developed multiple restaurant formats, including different models or modules to reach more customer segments and serve a wide range of occasions. Our side-by-side modules, KCOFFEE Cafes and KPRO (our light-meal concept) share KFC’s in-store resources and membership programs to drive incremental sales and profits with lighter investments and operating costs. KFC’s drive-throughs are designed to serve the growing number of car owners in China, capturing demand for convenient, on-the-go dining. The KFC Small Town and Pizza Hut WOW models feature simpler operations, good food variety, and excellent value for money. We continue to lower the capital expenditures per store to tap into more locations. Combining flexible store models and lower upfront investment opens up more site potential across city tiers and supports accelerating franchise growth. In addition, we continuously look for ways to improve customer experience. We continue to refresh the look of our restaurants and remodel with the latest technology, equipment and infrastructure. Over 70% of both KFC and Pizza Hut restaurant units as of December 31, 2025 were remodeled or built in the past five years.

Delivery

We believe that food delivery is a significant growth driver in China. We were one of the first restaurant businesses in China to offer delivery services. As early as 2010, KFC established its own delivery platform and started to accept delivery orders placed on its mobile applications. Orders generated from our own delivery platforms for KFC and Pizza Hut contributed a significant portion of our delivery sales. Starting from 2015, we were also one of the first to partner with delivery aggregators to further generate delivery traffic. In addition to ordering through aggregators’ platforms, guests may also place delivery orders through the KFC and Pizza Hut Super Apps. The ability to generate orders from our own channels allows us to be well-positioned in commercial collaborations with aggregators, and manage costs and commissions in a more competitive manner.

2025 Form 10-K

We have established a team managing delivery services for our restaurants. We use both our dedicated riders and platform riders to deliver orders. Delivery contributed approximately 39% and 48% of KFC and Pizza Hut’s Company sales in 2024 and 2025, respectively.

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

2025 Form 10-K

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

For the year ended December 31, 2025, the Company’s China subsidiaries distributed approximately $783 million in dividends to the Company’s Hong Kong-incorporated holding companies. Dividends paid by China subsidiaries to their direct offshore parent companies are subject to Chinese withholding income tax at the rate of 10%, but Hong Kong has a tax arrangement with mainland China that provides for a 5% withholding tax on dividends upon meeting certain conditions and requirements. Once distributed outside of mainland China, the funds are freely transferrable. For the year ended December 31, 2025, the Company’s Hong Kong subsidiaries distributed approximately $1,023 million dividends to the Company’s Delaware holding company.

In 2025, Yum China paid cash dividends to stockholders totaling $353 million and repurchased $1,136 million of its common stock. The source of funds for these dividends and repurchases was cash on hand held outside of mainland China. These dividends to stockholders generally had no tax consequence to the Company, but may be taxable (including by way of withholding) to its stockholders. In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law in the U.S. The IRA contains certain tax measures, including an excise tax of 1% on net share repurchases that occur after December 31, 2022. For more information on our dividends and share repurchases, see the Consolidated Statements of Cash Flows and Note 13 to the Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

In addition, Yum China makes investments in its China subsidiaries through capital contributions to further support their operational and growth needs. In 2025, one of Yum China’s subsidiaries, which was incorporated in Hong Kong, made capital contributions to its subsidiaries in China totaling approximately $15 million. Cash may also be transferred among the Company’s China subsidiaries and their offshore holding companies by means of intercompany loans. No such intercompany loans were made in 2025.

For more information regarding the Company’s cash flows, see our Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023 and the related notes to our Consolidated Financial Statements.

Cash Management Policies

The Company has comprehensive cash management policies in place, including specific policies governing approvals with respect to fund transfers throughout our organization.

2025 Form 10-K

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

2025 Form 10-K

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

Regulations Relating to Dividend Distribution

The Chinese laws, rules and regulations applicable to our China subsidiaries permit payments of dividends only out of their accumulated profits, if any, determined in accordance with applicable accounting standards and regulations. In addition, under Chinese law, an enterprise incorporated in China is required to set aside at least 10% of its after-tax profits each year, after making up previous years’ accumulated losses, if any, to fund statutory surplus reserves, until the aggregate amount of such a fund reaches 50% of its registered capital. As a result, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. At the discretion of their board of directors, as enterprises incorporated in China, our China subsidiaries may allocate a portion of their after-tax profits based on China accounting standards to discretionary surplus reserve. These reserves are not distributable as cash dividends.

2025 Form 10-K

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

Value-Added Tax and Local Surcharges. Effective on May 1, 2016, a 6% value-added tax (“VAT”) on output replaced the 5% business tax (“BT”) that has historically been applied to certain restaurant sales under the China Provisional Regulations on Business Tax. Pursuant to Circular Caishui [2016] No. 36 jointly issued by the Ministry of Finance of the PRC and the STA, beginning May 1, 2016, any entity engaged in the provision of catering services in China is generally required to pay VAT at the rate of 6% on revenues generated from the provision of such services, less any creditable VAT already paid or borne by such entity upon purchase of materials and services. Our new retail business is generally subject to VAT rates at 9% or 13%. The latest VAT rates imposed on our purchase of materials and services mainly included 13%, 9% and 6%, which were gradually changed from 17%, 13%, 11% and 6% since 2017. These rate changes impact our input VAT on all materials and certain services, primarily construction, transportation and leasing. However, the impact on our operating results is not expected to be significant. Local surcharges generally ranging from 7% to 13%, varying with the location of the relevant China subsidiary, are imposed on the amount of VAT payable. On December 25, 2024, the prevailing VAT regulations were enacted into the Value-Added Tax Law of the People’s Republic of China (the “VAT Law”), which came into effect on January 1, 2026 along with its implementation rules. In terms of tax rates, the VAT Law maintains the existing standard rates of 13%, 9% and 6%.

Repatriation of Dividends from Our China Subsidiaries. Dividends (if any) paid by our China subsidiaries to their direct offshore parent companies are subject to Chinese withholding income tax at the rate of 10%, provided that such dividends are not effectively connected with any establishment or place of the offshore parent company in China. The 10% withholding income tax rate may be reduced or exempted pursuant to the provisions of any applicable tax treaties or tax arrangements, as well as the interpretation in applying these treaties and arrangements. Hong Kong has a tax arrangement with mainland China that provides for a 5% withholding tax on dividends upon meeting certain conditions and requirements, including, among others, that the Hong Kong resident enterprise directly owns at least 25% equity interests of the Chinese enterprise and is a “beneficial owner” of the dividends. We believe that our principal Hong Kong subsidiary, which is the equity holder of our Chinese subsidiaries operating substantially all of our KFC and Pizza Hut restaurants, met the relevant requirements pursuant to the tax arrangement between mainland China and Hong Kong in 2018 and in subsequent years, thus, it is more likely than not that our dividends or earnings expected to be repatriated to this principal Hong Kong subsidiary since 2018 are subject to the reduced withholding tax of 5%. However, if the Hong Kong subsidiary is not considered to be the “beneficial owner” of the dividends by the Chinese tax authorities, the withholding tax rate on dividends paid to it by our Chinese subsidiaries would be subject to a withholding tax rate of 10% with retrospective effect, which would significantly increase our tax liability and reduce the amount of cash available to the Company. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—We rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiaries in China to fund offshore cash requirements.”

2025 Form 10-K

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

Tax Cuts and Jobs Act (the “Tax Act”). In December 2017, the U.S. enacted the Tax Act, which included a broad range of tax reforms, including, but not limited to, the establishment of a flat corporate income tax rate of 21%, the elimination or reduction of certain business deductions, and the imposition of tax on deemed repatriation of accumulated undistributed foreign earnings. The Tax Act has impacted Yum China in two material aspects: (1) in general, all of the foreign-source dividends received by Yum China from its foreign subsidiaries were exempted from taxation starting from the tax year beginning after December 31, 2017 and (2) Yum China recorded additional income tax expense in the fourth quarter of 2017, including an estimated one-time transition tax on its deemed repatriation of accumulated undistributed foreign earnings and additional tax related to the revaluation of certain deferred tax assets. The Tax Act also requires a U.S. shareholder to be subject to tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries.

2025 Form 10-K

The U.S. Treasury Department and the IRS released the final transition tax regulations in the first quarter of 2019. We completed the evaluation of the impact on our transition tax computation based on the final regulations released in the first quarter of 2019 and recorded additional income tax expense for the transition tax accordingly.

Inflation Reduction Act of 2022 (the “IRA”). In August 2022, the IRA was signed into law in the U.S. The IRA contains certain tax measures, including a Corporate Alternative Minimum Tax (“CAMT”) of 15% on certain large corporations and an excise tax of 1% on net share repurchases that occur after December 31, 2022. On December 27, 2022, the U.S. Treasury Department and the IRS released Notice 2023-7, announcing their intention to issue proposed regulations addressing the application of the new CAMT. Additional notices or proposed regulations were released subsequently to continue to provide interim guidance regarding certain CAMT issues before proposed regulations are published. On November 21, 2025, the U.S. Treasury Department and the IRS released final regulations relating to the excise tax.

Hong Kong Profits Tax. Our subsidiaries incorporated in Hong Kong are generally subject to Hong Kong profits tax at a rate of 16.5%. For the years 2018 and onwards, the first HK$2 million of profits generated by one entity incorporated in Hong Kong is taxed at a rate of 8.25%, while the remaining profits will continue to be taxed at the 16.5% tax rate. In December 2022, a refined Foreign Sourced Income Exemption (“FSIE”) regime was published in Hong Kong and took effect from January 1, 2023. Under the new FSIE regime, certain foreign soured income would be deemed as being sourced from Hong Kong and chargeable to Hong Kong Profits Tax, if the recipient entity fails to meet the prescribed exception requirements. Certain dividends, interests, intellectual property income and disposal gains, if any, received by us and our Hong Kong subsidiaries may be subject to the new tax regime.

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

One Big Beautiful Bill Act (the “OBBBA”). In July 2025, the OBBBA was signed into law in the U.S. The OBBBA includes a broad range of provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and others. These provisions have multiple effective dates beginning in 2025.

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

2025 Form 10-K

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

Intellectual Property

Our use of certain material trademarks and service marks is governed by the master license agreement between Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company, and YUM, through YRI China Franchising LLC, a subsidiary of YUM, effective from January 1, 2020 and previously through Yum! Restaurants Asia Pte. Ltd., another subsidiary of YUM, from October 31, 2016 to December 31, 2019. Pursuant to the master license agreement, we are the exclusive licensee of the KFC, Pizza Hut and, subject to the agreed terms, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the PRC, excluding Hong Kong, Macau and Taiwan. The term of the license is 50 years from October 31, 2016 for the KFC and Pizza Hut brands and, subject to achieving certain agreed-upon milestones, 50 years from April 15, 2022 for the Taco Bell brand, with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to us being in “good standing” and unless we give notice of our intent not to renew. In exchange, we pay a license fee to YUM equal to 3% of net system sales of the licensed brands. We have also agreed generally not to compete with YUM. In addition, we were granted a right of first refusal to develop and franchise in the PRC certain restaurant concepts that YUM may develop or acquire. On April 15, 2022, the Company and YUM, through their respective subsidiaries, entered into an amendment to the master license agreement to amend the development milestones for the Taco Bell brand, including a measurement condition of at least 225 stores by the end of 2025, subject to the terms of the agreement. As of December 31, there were 28 Taco Bell restaurants in China. The Company and YUM are currently in the process of renegotiating the terms with respect to the development of the Taco Bell brand in China. If an agreement cannot be reached, YUM will have the right to terminate our right to enter into new Taco Bell sublicenses and territorial protections for the Taco Bell brand in China. See “Item 1A. Risk Factors — The operation of our restaurants is subject to the terms of the master license agreement which, if terminated or limited, would materially adversely affect our business, results of operations and financial condition.”

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

In addition, our use of the Lavazza trademarks and service marks in mainland China and Hong Kong for permitted activities is subject to exclusive licenses. We own registered trademarks and service marks relating to the Little Sheep and Huang Ji Huang brands and pay no license fee related to these brands.

Collectively, these licensed and owned marks have significant value and are important to our business. Our policy is to pursue registration of our important intellectual property rights whenever feasible and to oppose vigorously any infringement of our rights.

2025 Form 10-K

Competition

Data from the National Bureau of Statistics of China indicates that sales in the restaurant industry in China totaled approximately RMB 5,756 billion in 2025, representing an increase of 3% compared with prior year. Industry conditions vary by region, with local Chinese restaurants and western chains present, but we possess the largest market share (as measured by system sales). While branded QSR units per million population in China are well below that of the United States, the market remains highly competitive. We compete with respect to food taste, quality, value, service, convenience, restaurant location and concept, including delivery and shared kitchens. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and disposable income. We compete not only for consumers but also for management and hourly personnel and suitable restaurant sites. KFC’s competitors in China are primarily western QSR brands such as McDonald’s, Dicos and Burger King, and to a lesser extent, domestic QSR brands in China. Pizza Hut primarily competes with western CDR brands, including Domino’s and Papa John’s, as well as other domestic CDR brands in China.

Seasonality

Due to the nature of our operations, we typically generate higher sales during Chinese festivities, holiday seasons as well as summer months, but relatively lower sales and lower operating profit during the second and fourth quarters.

Human Capital Management

As of December 31, 2025, the Company had approximately 290,000 employees, including approximately 130,000 full-time employees and approximately 160,000 part-time restaurant crew members. The Company has continued to improve its operational efficiency by streamlining and centralizing certain operational and kitchen tasks, and leveraging technology to automate key processes. Through continuous innovation, we are fostering a more supportive and efficient environment for our employees, providing them with opportunities to thrive. The Company is also dedicated to offering fair and competitive compensation and benefits, along with tailored programs to support employees at all levels. In addition to our employees, we engage outsourced delivery riders and restaurant workers. While they are not included in our headcount, they are an integral part of our operations and receive training and care, enabling us to adapt to diverse business and customer needs.

Our Board of Directors provides oversight on certain human capital matters, including inclusion and diversity, management succession planning, and our employee rewards and benefits program. Under the board’s oversight, the Company regularly conducts a people planning review to attract, retain and develop a workforce that aligns with our values and strategies.

Culture and People Philosophy

The Company is committed to the “People First” philosophy by implementing our principle of “Fair, Care, Pride.” In 2022, we released our Human Rights Policy, highlighting our commitment to create a workplace and a community that respect and protect human rights, which includes providing a discrimination-free and harassment-free workplace, ensuring fair compensation, creating a safe and healthy working environment, encouraging a diverse and inclusive culture, equipping employees with future-ready employability, respecting employees’ freedom of association, prohibiting child labor and forced labor and engaging with the communities we serve and our stakeholders. Our Human Rights Policy is consistent with Yum China’s Code of Conduct.

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

2025 Form 10-K

The Company is committed to equality by providing fair recruitment, training and promotion opportunities for all employees. By the end of 2025, our female employees represented more than 50% of the total workforce. The Company continues to make progress in nurturing talented leaders across all management levels. By the end of 2025, women holding director and above positions represented more than 50% of our senior management workforce.

Barrier-free and Inclusive Workplace for People with Disabilities

The Company strives to create a barrier-free and inclusive workplace for people with disabilities. The Company piloted the first “Angel Restaurant” in 2012, using modified equipment and operational processes, and provides training to assist “angel employees” – those with special needs – to perform a full range of jobs. By the end of 2025, we had opened approximately 80 Angel Restaurants in over 70 cities, providing jobs for over 300 people with special needs.

Training and Development

The Company values the growth of employees and continuously nurtures top talent through a systematic training system. Every employee is required to formulate a specific development goal to improve their competencies in addition to completing the key objectives of the role. We prepare employees not just for fulfilling current job requirements, but also for more challenging expanded job responsibilities in the future. In 2025, the number of total training hours totaled around 8 million.

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

Continuing Education Program

The Company sponsors a continuing education program to help employees obtain higher education degrees. By the end of 2025, around 7,500 employees were granted subsidies and achieved higher education degrees through our continuing education program. In addition, the Company also provides scholarships for eligible employees to achieve postgraduate degrees.

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

2025 Form 10-K

The Company has launched equity incentive schemes such as CEO Awards and RGM Restricted Stock Units (RSUs). The scheme is part of Yum China’s long-standing commitment to its RGM No. 1 corporate culture. The Company believes that its RGMs serve as the most important leaders and are key contributors to its long-term success. In 2016, Yum China announced a grant of RSUs valued at $2,000 to each qualified RGM. As of the end of 2025, this program has allowed more than 15,300 RGMs to become stockholders of Yum China. In addition, the Company granted RSUs valued at $3,000 to all eligible RGMs starting in February 2021, covering approximately 6,200 RGMs as of the end of 2025. The turnover rate of RGMs was 7.8% in 2025.

Meanwhile, the Company has established a comprehensive welfare and care system known as “YUMC Care,” which offers employees benefits tailored to their life stage and individual needs. For example, the Company provides RMB 1 million medical insurance coverage for each RGM, family care scheme for restaurant management teams, and critical illness insurance for crew leaders. For office staff, the Company operates its flexible benefit platform, covering approximately 7,000 employees. The platform allows employees to select benefits based on their individual needs, including family medical insurance, medical examinations and recreational activities. Both office staff and RGMs are covered by the Company’s housing subsidy scheme.

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

Engagement and Wellbeing

The Top Employers Institute has certified the Company as a Top Employer in China for the eighth consecutive year. In 2025, we maintained our leading position as the top employer within the restaurant industry, showcasing our unwavering commitment to fostering an outstanding workplace and employee experience.

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

We established an abatement target for 2025, aiming for a 20% reduction in energy indirect GHG emissions per company-owned store by 2025 from a 2020 base year, and we have successfully achieved the target.

We have developed a 1.5°C-aligned decarbonization strategy and roadmap, focusing on energy efficiency improvement, renewable energy investment and supplier collaboration. We have identified and assessed climate-related risks and opportunities in our operations and value chain in line with the recommendations of the Task Force on Climate-Related Financial Disclosure (“TCFD”). We

2025 Form 10-K

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

Sustainable Packaging

We continue to reduce the use of packaging through design optimization, material replacement, and innovative application methods. We are committed to ensuring that 100% of customer-facing, plastic-based packaging is recyclable and refuse to purchase paper products from suppliers that knowingly cause deforestation. We have achieved our target of a 30% reduction of non-degradable plastic packaging weight in 2025, as compared to a 2019 baseline.

Nutrition

We advocate a balanced diet and healthy eating habits through product innovation, variety in offerings, industry communication, public education and other relevant measures. We are committed to reducing the use of salt and sugar as part of our nutrition and health initiatives. We have increased the offering of grains, fruits, vegetables and beans in our menus to promote balanced food choices. We have collaborated with academic organizations to promote dietary health for 18 years. Chinese Nutrition Society - Yum China Dietary Health Foundation is a specialized research foundation in China in the field of health and nutrition in the restaurant industry. We also cooperate with the China Foundation for Rural Development to encourage public donations to improve child nutrition in rural areas.

Information about our Executive Officers

The executive officers of the Company as of February 27, 2026, and their ages and current positions as of that date, are as follows:

Name	Age	Title
Joey Wat	54	Chief Executive Officer
Adrian Ding	39	Chief Financial Officer
Warton Wang	51	General Manager, KFC
Jeff Kuai	45	General Manager, Pizza Hut
Duoduo (Howard) Huang	53	Chief Supply Chain Officer
Leila Zhang	57	Chief Technology Officer
Pingping Liu	53	Chief Legal Officer
Jerry Ding	40	Chief People Officer
Xueling Lu	52	Controller and Principal Accounting Officer

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

2025 Form 10-K

U.K. from 2004 to 2014. Before joining Watson, Ms. Wat began her career in management consulting, including McKinsey & Company in Hong Kong. Ms. Wat obtained a master of management degree from Kellogg School of Management at Northwestern University.

Adrian Ding has served as our Chief Financial Officer since March 2025. Mr. Ding joined the Company in March 2019 as Vice President of Corporate Finance. He also served as Chief Investment Officer of the Company from February 2020 to March 2025, General Manager of the Company’s Lavazza joint venture from March 2022 to December 2024, and Acting Chief Financial Officer of the Company from October 2024 to March 2025. Prior to joining the Company, Mr. Ding worked for Alibaba Group Holding Limited from 2018 to early 2019, and was responsible for strategic investments in the technology and media sectors. Before that, Mr. Ding gained extensive experience in investment banking, having advised clients on a number of capital markets and M&A projects. Mr. Ding worked at UBS AG as a Director in Investment Banking. He also previously worked at Morgan Stanley and Citigroup Global Markets Asia Limited. Mr. Ding currently serves as a director of Fujian Sunner Development Co., Ltd. (Shenzhen Stock Exchange: 002299).

Warton Wang has served as the General Manager, KFC since May 2022. Mr. Wang served as our Chief Development Officer from July 2020 to May 2022. Mr. Wang joined KFC as an operations management trainee in 1998. He was promoted to Market Manager of KFC in 2007 and was appointed as a Regional Vice President, KFC Field Operations in 2015.

Jeff Kuai has served as the General Manager, Pizza Hut since November 2017. Mr. Kuai previously served as the General Manager, Pizza Hut Home Service from October 2016 to October 2017, a position he previously held at Yum! Restaurants China from January 2015 to October 2016. From March 2012 to August 2013, Mr. Kuai was Director of Delivery Support Center for Yum! Restaurants China, where he was instrumental in building its online ordering and e-commerce capabilities. Prior to that, Mr. Kuai spent nine years in the information technology department of Yum! Restaurants China, enhancing its information technology infrastructure and productivity.

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

2025 Form 10-K

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

2025 Form 10-K

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

Summary of Risk Factors

We are exposed to a variety of risks, which have been separated into five general groups:

•
Risks related to our business and industry, including (a) food safety and foodborne illness concerns, (b) significant failure to maintain effective quality assurance systems for our restaurants, (c) significant liability claims, food contamination complaints from our customers or reports of incidents of food tampering, (d) health concerns arising from outbreaks of viruses or other illnesses, (e) the fact that the operation of our restaurants is subject to the terms of the master license agreement with YUM, (f) the fact that substantially all of our revenue is derived from our operations in China, (g) the fact that our success is tied to the success of YUM’s brand strength, marketing campaigns and product innovation, (h) shortages or interruptions in the availability and delivery of food products and other supplies, (i) fluctuation of raw materials prices, (j) our inability to attain our target development goals, the potential cannibalization of existing sales by aggressive development and the possibility that new restaurants will not be profitable, (k) risks associated with leasing real estate, (l) inability to obtain desirable restaurant locations on commercially reasonable terms, (m) labor shortages or increases in labor costs, (n) the fact that our success depends substantially on our corporate reputation and on the value and perception of our brands, (o) challenges and risks related to our franchise development, (p) failures or interruptions of service or security breaches in our information technology systems, (q) the occurrence of security breaches and cyber-attacks, (r) failure to protect the integrity and security of our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf, (s) the fact that our business depends on the performance of, and our long-term relationships with, third-party mobile payment processors, internet infrastructure operators, internet service providers, delivery aggregators and third-party e-commerce platforms, (t) failure to provide timely and reliable delivery services by our restaurants and the continued increase in delivery sales mix, (u) our growth strategy with respect to our coffee business may not be successful, (v) the anticipated benefits of our acquisitions may not be realized in a timely manner or at all, (w) challenges and risks related to our new retail business, (x) use of GenAI technologies, (y) our inability or failure to recognize, respond to and effectively manage the impact of social media, (z) failure to comply with anti-bribery or anti-corruption laws, (aa) U.S. federal income taxes, changes in tax rates, disagreements with tax authorities and imposition of new taxes, (bb) changes in consumer discretionary spending and general economic conditions, (cc) the fact that the restaurant industry in which we operate is highly competitive, (dd) loss of or failure to obtain or renew any or all of the approvals, licenses and permits to operate our business, (ee) our inability to adequately protect the intellectual property we own or have the right to use, (ff) our licensor’s failure to protect its intellectual property, (gg) seasonality and certain major events in China, (hh) our failure to detect, deter and prevent all instances of fraud or other misconduct committed by our employees, customers or other third parties, (ii) the fact that our success depends on the continuing efforts of our key management and experienced and capable personnel as well as our ability to recruit new talent, (jj) our strategic investments or acquisitions may be unsuccessful; (kk) our investment in technology and innovation may not generate the expected level of returns, (ll) fluctuation of changes for our equity investments measured at fair value, lower yields of our short-term investments or lower returns of our future long-term bank deposits and notes may adversely affect our financial results, and (mm) our operating results or net income may be adversely affected by our investment in equity method investees;

2025 Form 10-K

•
Risks related to doing business in China, including (a) changes in Chinese political policies and economic and social policies or conditions, (b) the interpretation and enforcement of Chinese laws, rules and regulations may change from time to time with little advance notice, and the risk that the PRC government may intervene or influence our operations, which could result in a material change in our operations and/or the value of our securities to decline, (c) the audit report included in this Form 10-K is prepared by auditors who are located in China, and in the event the PCAOB is unable to inspect our auditors, our common stock will be subject to potential delisting from the New York Stock Exchange, (d) changes in political, business, economic and trade relations between the United States and China, (e) fluctuation in the value of the Chinese Renminbi, (f) the fact that we face increasing focus and evolving requirements on environmental sustainability issues, (g) limitation on our ability to utilize our cash balances effectively, including making funds held by our China-based subsidiaries unavailable for use outside of mainland China, due to interventions in or the imposition of restrictions and limitations by the PRC government on currency conversion and payments of foreign currency and RMB out of mainland China, (h) changes in the laws and regulations of China or noncompliance with applicable laws and regulations, (i) reliance on dividends and other distributions on equity paid by our principal subsidiaries in China to fund offshore cash requirements, and uncertainties regarding the application of the withholding tax rates could have a material adverse effect on our business and financial results, (j) potential unfavorable tax consequences resulting from our classification as a China resident enterprise for Chinese enterprise income tax purposes, (k) uncertainty regarding indirect transfers of equity interests in China resident enterprises and enhanced scrutiny by Chinese tax authorities, (l) difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China against us, (m) the Chinese government may determine that the variable interest entity structure of Daojia does not comply with Chinese laws on foreign investment in restricted industries, (n) inability to use properties due to defects caused by non-registration of lease agreements related to certain properties, (o) risk in relation to unexpected land acquisitions, building closures or demolitions, (p) potential fines and other legal or administrative sanctions for failure to comply with Chinese regulations regarding our employee equity incentive plans and various employee benefit plans, (q) proceedings instituted by the SEC against certain China-based accounting firms, including our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Exchange Act, (r) restrictions on our ability to make loans or additional capital contributions to our Chinese subsidiaries due to Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental administration of currency conversion, (s) difficulties in pursuing growth through acquisitions due to regulations regarding acquisitions, and (t) the PRC government has significant oversight and discretion to exert supervision over offerings of securities conducted outside of China and over foreign investment in China-based issuers, and may limit or completely hinder our ability to offer securities to investors, or cause the value of our securities to significantly decline; these risks are each discussed in detail in the section “Risks Related to Doing Business in China.”
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

2025 Form 10-K

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

2025 Form 10-K

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

2025 Form 10-K

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

The master license agreement may also be terminated upon the occurrence of certain events. We do not believe there has been any material breach of the master license agreement, and we actively monitor our compliance with the terms of the master license agreement on an on-going basis. Under the master license agreement, we have the right to cure any breach of the agreement, except for the dissolution, liquidation, insolvency or bankruptcy of the Company or upon the occurrence of an unauthorized transfer or change of control or other breach that YUM determines will not or cannot be cured. Upon the occurrence of a non-curable breach, YUM will have the right to terminate the master license agreement (or our rights to a particular brand) on delivery of written notice. Upon the occurrence of a curable breach, YUM will provide a notice of breach that sets forth a cure period that is reasonably tailored to the applicable breach. If we do not cure the breach, YUM will have the right to terminate the master license agreement (or our rights to a particular brand). The master license agreement also contemplates remedies other than termination that YUM may use as appropriate. These remedies include: actions for injunctive and/or declaratory relief (including specific performance) and/or damages; limitations on our future development rights or suspension of restaurant operations pending a cure; modification or elimination of our territorial exclusivity; and YUM’s right to repurchase from us the business operated under an affected brand at fair market value, less YUM’s damages. In addition, under the master license agreement with YUM, as amended, we were required to have at least 225 Taco Bell restaurants by the end of 2025, subject to the terms of the agreement (the “2025 Measurement Condition”). As of December 31, 2025, there were 28 Taco Bell restaurants in China. As the 2025 Measurement Condition was not met, the Company and YUM are currently in the process of renegotiating the terms with respect to the development of the Taco Bell brand in China. If an agreement cannot be reached, YUM will have the right to terminate our right to enter into new Taco Bell sublicenses and territorial protections for the Taco Bell brand in China.

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

2025 Form 10-K

Our success is tied to the success of YUM’s brand strength, marketing campaigns and product innovation.

The KFC, Pizza Hut and Taco Bell trademarks and related intellectual property are owned by YUM and licensed to us in China, excluding Hong Kong, Macau and Taiwan. The value of these marks depends on the enforcement of YUM’s trademark and intellectual property rights, as well as the strength of YUM’s brands. Due to the nature of licensing and our agreements with YUM, our success is, to a large extent, directly related to the success of the YUM brand strength, including the management, marketing and product innovation success of YUM. Further, if YUM were to reallocate resources away from the KFC, Pizza Hut or Taco Bell brands, these brands and the license rights that have been granted to us could be harmed globally or regionally, which could have a material adverse effect on our results of operations and our competitiveness in China. In addition, strategic decisions made by YUM management related to its brands, marketing and restaurant systems, including with respect to the review of strategic options for the Pizza Hut brand that YUM announced in November 2025, may not be in our best interests and may conflict with our strategic plans.

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

Our restaurant business depends on reliable sources of large quantities of raw materials such as protein (including poultry, pork, beef and seafood), cheese, oil, flour and vegetables (including potatoes and lettuce). Our raw materials are subject to price volatility caused by any fluctuation in aggregate supply and demand, or other external conditions, such as changes in international trade policies and international barriers to trade, the emergence of a trade war, climate and environmental conditions where weather conditions or natural events or disasters may affect expected harvests of such raw materials, as well as outbreak of viruses and diseases. For example, in 2019, the price of protein, including poultry, increased significantly in China as a result of the African swine flu. We cannot assure you that we will continue to purchase raw materials at reasonable prices, or that our raw materials prices will remain stable in the future. Significant increase in commodity prices may also cause suppliers to repudiate, renegotiate, or fail to perform under their existing agreements with us, particularly under fixed-price or long-term agreements, which could result in increased costs for our raw materials. In addition, because we and our franchisees provide competitively priced food, our ability to pass along commodity price increases to our customers is limited. When commodity prices increase, we may not be able to recover the increased costs through higher pricing in our products. If we are unable to manage the cost of our raw materials or to increase the prices of our products, it may have an adverse impact on our future profit margin.

2025 Form 10-K

We may not attain our target development goals; aggressive development could cannibalize existing sales; and new restaurants may not be profitable.

Expansion of our store network is a key component of our growth strategy. We are accelerating our store network expansion to target our 20,000 store milestone in 2026 and 30,000 stores in 2030. The successful development of new units depends in large part on our ability and our franchisees’ ability to open new restaurants and to operate these restaurants profitably. We cannot guarantee that we, or our franchisees, will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, there is no assurance that any new restaurant will produce operating results similar to those of our existing restaurants. Other risks which could impact our ability to increase the number of our restaurants include prevailing economic conditions and our or our franchisees’ ability to obtain suitable restaurant locations, negotiate acceptable lease or purchase terms for the locations, obtain required permits and approvals in a timely manner, hire and train qualified restaurant crews and meet construction schedules.

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
•
our degree of penetration in existing markets and new cities;
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

As a significant number of our restaurants are operating on leased properties, we are exposed to retail rental market conditions. As of year-end 2025, we leased approximately 15,000 properties in China for our Company-owned restaurants. For information regarding our leased properties, please refer to Item 2. “Properties.” Accordingly, we are subject to all of the risks generally associated with leasing real estate, including changes in the investment climate for real estate, demographic trends, trade zone shifts, central business district relocations, and supply or demand for the use of the restaurants, as well as potential liability for environmental contamination.

We generally enter into lease agreements with initial terms of 10 to 20 years. Approximately 6% of our existing lease agreements expire before the end of 2026. Most of our lease agreements contain an early termination clause that permits us to terminate the lease agreement early if the restaurant’s restaurant profit is negative for a specified period of time. We generally do not have renewal options for our leases and need to negotiate the terms of renewal with the lessor, who may insist on a significant modification to the terms and conditions of the lease agreement.

2025 Form 10-K

The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s annual sales revenue; or (iii) a percentage of the restaurant’s annual sales revenue. In addition to increases in rent resulting from fluctuations in annual sales revenue, certain of our lease agreements include provisions specifying increases in rental payments over the respective terms of the lease agreements. While these provisions have been negotiated and are specified in the lease agreement, they may increase our costs of operation and therefore may materially and adversely affect our results of operation and financial condition if we are not able to pass on the increased costs to our customers. Certain of our lease agreements also provide for the payment of a management fee at either a fixed rate or fixed amount per square meter of the relevant leased property.

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

We may also face challenges relating to temporary shortage of staff or riders required for our delivery business, including as a result of events outside our control. For example, due to widespread infections following the relaxation of COVID restrictions in China, we experienced a shortage of restaurant staff in December 2022. A shortage of staff and riders could result in higher labor costs.

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

2025 Form 10-K

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

As of December 31, 2025, approximately 17% of our restaurants were operated by franchisees. We anticipate that the franchise mix of net new stores will gradually increase to 40% to 50% for both KFC and Pizza Hut from 2026 to 2028, targeting to raise the total franchise mix to twenties percentages by 2028. The success of our franchise development depends on several factors, including our ability to attract new franchisees or retaining existing franchisees, our capability to manage our franchisees, including ensuring the consistency of the product and service quality across our company-owned and franchised stores, and our supply chain capabilities in places where franchisees operate stores. If our franchise development does not achieve the expected level of profitability, our business and operating results could be adversely affected.

In addition, our franchisees may not be able to manage and operate their stores successfully, or achieve expected business performance, which may result in reduced franchise income and revenues generated from transactions with franchisees. We also cannot guarantee that our franchisees will fully comply with relevant provisions in our agreements with them, including regarding various operational standards. If any of our franchisees engage in any type of misconduct or unlawful activities, or fail to comply with our operational standards, our reputation could be adversely affected, which in turn could adversely affect our operating results and financial conditions. We may have disputes with our franchisees with respect to the performance of the franchise agreements, which may adversely affect our reputation. Termination or non-renewal of franchise agreements, and the resulting closure of related stores, whether due to franchisees’ non-compliance with our franchise agreements and/or brand standards, may have an adverse impact on our operating results and financial condition.

Our operations are highly dependent upon our information technology systems and failures or interruptions of service or security breaches in our systems may interrupt our operations and harm our business.

Our operations are dependent upon the successful and uninterrupted functioning of our computer and information technology systems. We rely heavily on information technology systems across our operations, including those we use for finance and accounting functions, supply chain management, point-of-sale processing, online and mobile platforms, delivery services, mobile payment processing, loyalty programs and various other processes and functions, and many of these systems are interdependent on one another for their functionality. Additionally, the success of several of our initiatives to drive growth, including our priority to expand digital engagement with our customers and drive operational efficiency through technologies (including AI), is highly dependent on the reliability, availability, integrity, scalability and capacity of our information technology systems. We also rely on third-party providers and platforms for some of these information technology systems and support.

2025 Form 10-K

Our operational safeguards may not be effective in preventing the failure of these systems to operate effectively and be continuously available to run our business. Such failures may be caused by various factors, including fire, natural disaster, power loss, telecommunications failure, problems with transitioning to upgraded or replacement systems, system overloads, physical break-ins, programming errors, flaws in third-party software or services, disruptions or service failures of technology infrastructure facilities, such as storage servers, provided by third parties, errors or malfeasance by our employees or third-party service providers or breaches in the security of these systems or platforms, including unauthorized entry and computer viruses. We cannot assure you that we will resolve these system failures and restore our systems and operations in an effective and timely manner. Such system failures and any delayed restore process could result in:

•
additional computer and information security and systems development costs;
•
diversion of technical and other resources;
•
loss of customers and sales;
•
loss or theft of customer, employee or other data;
•
negative publicity;
•
harm to our business and reputation;
•
negative impact on the availability and the efficiency of our restaurant operations or services;
•
adverse impact to our financial results; and
•
exposure to litigation claims, government investigations and enforcement actions, fraud losses or other liabilities.

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

Information technology systems, including our mobile or online platforms, mobile payment and ordering systems, loyalty programs and various other online processes and functions, are critical to our business and operations. For example, digital ordering accounted for 94% of total Company sales in 2025. As of year-end 2025, total membership of KFC and Pizza Hut, combined, exceeded 590 million and member sales accounted for 61% of KFC and Pizza Hut’s system sales in 2025. As we continue to expand our digital initiatives, the risks relating to security breaches and cyber-attacks against our systems, both internal and those we have outsourced, may increase.

2025 Form 10-K

Because of our brand recognition in China, we are consistently subject to attempts to compromise our security and information systems, including denial of service attacks, viruses, malicious software or ransomware, social engineering, and exploitations of system flaws or weaknesses. Error or malfeasance or other irregularities may also result in the failure of our or our third-party service providers’ cybersecurity measures and may give rise to a cybersecurity incident. The techniques used to conduct security breaches and cyber-attacks, as well as the sources and targets of these attacks, change frequently and may not be recognized until launched against us or our third-party service providers. The rapid evolution and increased adoption of AI or other emerging technologies may intensify our cybersecurity risks, including by making cyber-attacks more difficult to detect, contain and mitigate. We or our third-party service providers may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. We have in the past and are likely again in the future to be subject to these types of attacks, although to date no attack has resulted in any material damages or remediation costs. The primary risks that could directly result from the occurrence of security breaches and cyber-attacks include operational interruption, financial losses, personal information leakage and non-compliance. The occurrence of such incidents could negatively impact our business operations and our relationships with customers, franchisees and employees, and damage our reputation. If we or our third-party service providers are unable to avert security breaches and cyber-attacks, we could incur significantly higher costs, including remediation costs to repair damage caused by the breach (including business incentives to make amends with affected customers and franchisees), costs to deploy additional personnel and network protection technologies, train employees and engage third-party experts and consultants, as well as litigation costs resulting from the incident. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

Unauthorized access to, or improper use, disclosure, theft or destruction of, our customer or employee personal, financial or other data or our proprietary or confidential information that is stored in our information systems or by third parties on our behalf could result in substantial costs, expose us to litigation and damage our reputation.

We have been using, and plan to continue to use, digital technologies to improve customer experience and drive sales growth. We, directly or indirectly, receive and maintain certain personal information about our customers in various information systems that we maintain and in those maintained by third-party service providers when, for example, receiving orders through mobile or online platforms, accepting digital payments, operating loyalty programs and conducting digital marketing programs. Our information technology systems, such as those we use for administrative functions, including human resources, payroll, accounting and internal and external communications, can contain personal, financial or other information of our approximately 290,000 employees. We also maintain important proprietary and other confidential information related to our operations and identifiable information about our franchisees and suppliers. As a result, we face risks inherent in handling and protecting large volumes of information.

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

2025 Form 10-K

In addition, the use and handling of this information is regulated by evolving and increasingly demanding laws and regulations. The Chinese government has focused increasingly on regulation in the areas of information security and protection, including by implementing the PRC Cybersecurity Law effective June 1, 2017, with amendment effective January 1, 2026, which imposes tightened requirements on data privacy and cybersecurity practices. There are uncertainties with respect to the application of the cybersecurity law in certain circumstances. In addition, the PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals carrying out data activities (including activities outside of the PRC), requires a national security review of data activities that may affect national security, and imposes restrictions on data transmissions. Furthermore, the PRC Personal Information Protection Law, which took effect on November 1, 2021, sets out the regulatory framework for handling and protection of personal information and transmission of personal information, and many specific requirements of the law remain to be clarified by the CAC and other regulatory authorities. The Revised Cybersecurity Review Measures, which took effect on February 15, 2022, require critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, to conduct a cybersecurity review pursuant to the provisions therein. The Measures for Security Assessment for Outbound Data Transfer, which took effect on September 1, 2022, mandate mandatory government security review by the CAC in advance of certain cross-border data transfer activities. On September 24, 2024, the State Council issued the Regulations on the Administration of Network Data Security, which took effect on January 1, 2025, prescribing that the network data processors processing personal information of over 10 million individuals shall fulfill certain requirements for processing important data and require network data processors to take certain precautionary measures.

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

2025 Form 10-K

Our business depends on the performance of, and our long-term relationships with, third-party mobile payment processors, internet infrastructure operators, internet service providers, delivery aggregators and third-party e-commerce platforms.

Digital payments, including mobile payments, accounted for approximately 99% of Yum China Company sales in 2025. The ability to accept mobile payments is critical to our business. We accept payments through third-party mobile payment processors, such as WeChat Pay, Alipay and Union Pay. If we fail to extend or renew the agreements with these mobile payment processors on acceptable terms, if these mobile payment processors are unwilling or unable to provide us with payment processing service or impose onerous requirements on us in order to access their services, or if they increase the fees they charge us for these services, our business and results of operations could be harmed.

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

Our delivery business depends on the performance of, and our long-term relationships with, third-party delivery aggregators. We allow our products to be listed on and ordered through their mobile or online platforms. In addition, we sell and promote our products on third-party e-commerce platforms. Competitive dynamics among third-party delivery aggregator platforms in China, including their promotional campaigns involving subsidies or other incentives, as well as our and our competitors’ decisions regarding participation in such campaigns, could also impact on our results of operation. If we fail to extend or renew the agreements with these delivery aggregators or e-commerce platforms on acceptable terms, or at all, our business and results of operations may be materially and adversely affected. Any increase in the fees charged by these delivery aggregators or e-commerce platforms could negatively impact our operating results.

Major failures to provide timely and reliable delivery services by us may materially and adversely affect our business and reputation, and the continued increase in delivery sales mix may pressure our profitability.

As of year-end 2025, over 90% of KFC restaurants and over 95% of Pizza Hut restaurants offer delivery services. Delivery sales mix continued to grow in the past few years and contributed to approximately 48% of KFC and Pizza Hut Company sales for 2025. Customers may order delivery service through KFC and Pizza Hut’s Apps and WeChat mini programs. We have also partnered with third-party delivery aggregators, allowing our products to be listed on and ordered through their online platforms. We intend to further optimize our delivery strategy and operational capabilities to capture delivery sales.

2025 Form 10-K

Interruptions or failures in our delivery services could prevent the timely or successful delivery of our products. These interruptions may be due to unforeseen events that are beyond our control or the control of third-party aggregators and outsourced riders, such as inclement weather, natural disasters, transportation disruptions or labor shortages. The occurrence of food safety or product quality issues may also result in interruptions or failures in our delivery service. If our products are not delivered on time and in proper condition, customers may refuse to accept our products and have less confidence in our services, in which case our business and reputation may be adversely affected.

In addition, our delivery business requires a large number of riders, which are either contracted with us or the aggregators’ platforms to deliver orders for KFC or Pizza Hut stores. An increase in the rates charged by the third-party rider companies could result in higher delivery costs. If we are unable to offset the increase in costs associated with higher delivery sales mix through improvements in operational efficiency or other measures, our profitability could be adversely impacted.

Our growth strategy with respect to our coffee business may not be successful.

We are committed to making coffee a meaningful part of our business. We are building a coffee portfolio to capture the coffee market in China across different customer segments. In addition to offering coffee products at our KFC stores, we developed and expanded KCOFFEE Cafes from approximately 50 cafes in 2023 to about 2,200 cafes in 2025, with a target of over 5,000 Cafes by 2029. We also partnered with Lavazza Group to explore and develop the Lavazza coffee concept in China to offer an authentic Italian coffee experience since 2020. As of December 31, 2025, there were 146 Lavazza stores in mainland China and Hong Kong. We are targeting to open 1,000 Lavazza stores by 2029 and to further grow its retail business.

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

To complement our business and strengthen our market-leading position, we may make strategic investments and acquisitions from time to time. For example, in May 2017, we acquired a controlling interest in Daojia with the expectation that the acquisition will further enhance our digital and delivery capabilities, and accelerate growth by building know-how and expertise in the expanding delivery market. In 2018 and 2019, due to declining sales as a result of intensified competition among delivery aggregators, we recorded impairment charges of $23 million and wrote down the Daojia reporting unit goodwill and intangible assets to zero. We also made other acquisitions in the past, including Huang Ji Huang, a leading Chinese-style casual dining franchise business to enhance know-how in the Chinese dining space and create synergies. Achieving anticipated benefits from these and future acquisitions is subject to a number of uncertainties. The operation of the acquired businesses could also involve further unanticipated costs and divert management’s attention away from day-to-day business concerns, and the expected synergies from the acquisition may not be realized. We may experience difficulties in integrating our operations with new investments or acquired businesses, implementing our strategies or achieving expected levels of revenues, profitability, productivity or other benefits. We cannot assure you that our investments or acquisitions will benefit our business strategy, generate sufficient revenues to offset the associated investment or acquisition costs, or otherwise result in the intended benefits. Additional information about the Company’s goodwill and intangible assets acquired from our acquisitions is included in Note 7 to the Consolidated Financial Statements in Part II, Item 8. We evaluate indefinite-lived intangible assets and goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist. In the event these assets are impaired, our financial results could be adversely impacted.

2025 Form 10-K

Our new retail business may expose us to challenges and risks and may adversely affect our business, results of operations and financial condition.

In order to drive growth from off-premise occasions, we launched packaged foods to capture at-home consumption demand. Our new retail business exposes us to challenges and risks associated with, for example, anticipating customer demand and preferences, managing inventory and handling more complex supply, quality control, product return and delivery service issues. Our limited experience in new retail business may make it more difficult for us to keep pace with evolving customer demands and preferences. We may misjudge customer demand, resulting in inventory buildup and possible inventory write-downs and write-offs. We may also experience higher return rates on these products, receive more customer complaints about them and face costly product liability claims as a result of selling them, which would harm our brands and reputation as well as our financial performance. Furthermore, we rely on third parties to provide logistics and delivery services for our new retail products. Any major disruptions or delays or quality issues in our third-party logistics operations may adversely affect our business and reputation. If we do not successfully address challenges and risks specific to the new retail business and compete effectively, our business, results of operations and financial condition may be adversely affected.

Our use of GenAI technologies presents new risks and challenges to our business.

We use GenAI technologies to innovate new business scenarios and solutions, such as customer feedback analysis and customer service. The use of GenAI may be affected by global trends and applicable laws. We may become subject to new or heightened legal, ethical or other challenges arising out of the perceived or actual impact of AI on intellectual property, privacy, and employment, among other issues, and we may experience brand or reputational harm, be subject to legal liabilities or increased costs associated with those issues. Furthermore, if we fail to leverage GenAI technologies as effectively or rapidly as our peers, our competitiveness could be materially and adversely impacted.

Our inability or failure to recognize, respond to and effectively manage the impact of social media could materially adversely impact our business and results of operations.

As a customer-facing industry, the Company is heavily reliant on its brand, the perception of which may be significantly impacted by social media. In recent years, there has been a marked increase in the use of social media platforms and other forms of internet-based communications, which allow individual access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants’ post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The online dissemination of negative comments about our brands and business, including inaccurate or malicious information, could generate negative publicity which could harm our business, reputation, prospects, results of operations and financial condition. It may be difficult to address such negative publicity, including as a result of fictitious media content, including content produced by GenAI, and quick and broad dissemination enabled by AI technologies across media channels. The damage may be immediate and intense, without affording us an opportunity for redress or correction, and we may not be able to recover from any negative publicity in a timely manner or at all. If we fail to recognize, respond to and effectively manage the accelerated impact of social media, our reputation, business and results of operation could be materially and adversely affected.

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

2025 Form 10-K

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

Moreover, the tax regime in China is rapidly evolving and there can be significant uncertainty for taxpayers in China as Chinese tax laws may change significantly or be subject to uncertain interpretations. Effective May 1, 2016, VAT reform has been rolled out to cover all business sectors nationwide to completely replace the BT that has historically been applied to certain industries. The interpretation and application of the new VAT regime are not settled at some local governmental levels. On December 25, 2024, China enacted the prevailing VAT regulations into the VAT Law, which came into effect on January 1, 2026 along with its implementation rules. In terms of tax rates, the VAT Law maintains the existing standard rates of 13%, 9% and 6%. However, since the VAT Law and its implementation rules are relatively new, uncertainty still remains with respect to their interpretation and enforcement. Changes in legislation, regulation or interpretation of existing laws and regulations in the U.S., China, and other jurisdictions where we are subject to taxation could increase our taxes and have an adverse effect on our results of operations and financial condition.

2025 Form 10-K

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

In addition, changes in diet, whether due to increased awareness about nutrition and healthy lifestyles, use of weight loss drugs or other factors, may influence demands for our products and offerings, and further affect our business and results of operations. Shifts in consumer preferences toward off-premise consumption (such as delivery and takeaway) or dine-in experiences could occur due to changing economic conditions, convenience factors, or other trends. If we are unable to respond to such changes in consumer taste and preferences in a timely manner or at all, or if our competitors are able to address these concerns more effectively, our business, financial condition and results of operations may be materially and adversely affected.

Any inability to successfully compete with the other restaurants, food delivery aggregators, other food delivery services and shared kitchens in our markets in terms of pricing, value perception or other competitive factors may prevent us from increasing or sustaining our revenues and profitability and could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. We may also need to modify or refine elements of our restaurant system in order to compete with popular new restaurant styles or concepts, including delivery aggregators, that develop from time to time. There can be no assurance that we will be successful in implementing any such modifications or that such modifications will not reduce our profitability.

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

2025 Form 10-K

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

We are required under the master license agreement with YUM to police, protect and enforce the trademarks and other intellectual property rights used by us, and to protect trade secrets. Such actions to police, protect or enforce could result in substantial costs and diversion of resources, which could negatively affect our sales, profitability and prospects. Furthermore, the laws governing intellectual property rights in China are evolving and subject to interpretation, and could involve substantial risks to us. Even if actions to police, protect or enforce are resolved in our favor, we may not be able to successfully enforce the judgment and remedies awarded by the court and such remedies may not be adequate to compensate us for our actual or anticipated losses.

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

The success of our business depends in large part on our continued ability to use the trademarks, service marks, recipes and other components of the KFC, Pizza Hut and Taco Bell branded systems that we license from YUM pursuant to the master license agreement.

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

Our sales are subject to seasonality. For example, we typically generate higher sales during Chinese festivities, holiday seasons as well as summer months, but relatively lower sales and lower operating profit during the second and fourth quarters. As a result of these fluctuations, softer sales during a period in which we have historically experienced higher sales would have a disproportionately negative effect on our full-year results, and comparisons of sales and results of operations within a financial year may not be able to be relied on as indicators of our future performance. Any seasonal fluctuations reported in the future may differ from the expectations of our investors.

2025 Form 10-K

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

Our future success is significantly dependent upon the continued service of our key management as well as experienced and capable personnel generally. If we lose the services of any member of key management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new staff, which could severely disrupt our business and growth. If any of our key management joins a competitor or forms a competing business, we may lose customers, know-how and key professionals and staff members. Our rapid growth also requires us to hire, train, and retain a wide range of talents who can adapt to a dynamic, competitive and challenging business environment and are capable of helping us conduct effective marketing and management. We will need to continue to attract, train and retain talent at all levels as we expand our business and operations. We may need to offer attractive compensation and other benefits packages, including share-based compensation, to attract and retain them. We also need to provide our employees with sufficient training to help them to realize their career development and grow with us. Any failure to attract, train, retain or motivate key management and experienced and capable personnel could severely disrupt our business and growth.

Our investment in technology and innovation may not generate the expected level of returns.

We have invested and intend to continue to invest significantly in technology systems, including AI technologies, and innovation to enhance digitalization and customer experience and improve the efficiency of our operations. We cannot assure you that our investments in technology and innovation will generate sufficient returns or have the expected effects on our business operations, if at all. If our technology and innovation investments do not meet expectations for the above or other reasons, our prospects and share price may be materially and adversely affected.

Fluctuation of changes for our equity investments measured at fair value, lower yields of our short-term investments or lower returns of our future long-term bank deposits and notes may adversely affect our financial results.

We may invest in equity investments measured at fair value from time to time. For example, in September 2018, we invested in the equity securities of Meituan Dianping, the fair value of which is determined based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our consolidated statements of income. We recorded a pre-tax loss of $26 million, a pre-tax gain of $38 million and a pre-tax loss of $50 million for the years ended 2025, 2024 and 2023, respectively. We also invest in short-term investments, such as time deposits, and long-term bank deposits and notes. Our short-term investments and long-term bank deposits and notes as of December 31, 2025 amounted to $878 million and $678 million, respectively. We cannot guarantee that our equity investments measured at fair value will not experience fair value losses, which may adversely affect our period-to-period earnings, financial condition and results of operations. In addition, our short-term investments may earn yields lower than anticipated, and our future long-term bank deposits and notes return may decline due to lower interest rates. Failures to realize the benefits we expected from these investments may adversely affect our financial results.

2025 Form 10-K

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

2025 Form 10-K

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

2025 Form 10-K

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

In 2025, the U.S. has imposed several rounds of tariffs on a wide range of goods imported from various countries, including China. China has also enacted additional tariffs on goods imported from the U.S. If the United States or China continues imposing such tariffs, or if additional tariffs or trade restrictions are implemented by the United States or by China, the resulting trade barriers could have a significant adverse impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, sanctions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact costs, our suppliers and the world economy in general, which in turn could have a material adverse effect on our business, results of operations and financial condition.

During President Trump’s first term in office, he signed executive orders banning transactions by any person, or with respect to any property, subject to the jurisdiction of the United States with respect to WeChat, and with persons that develop or control the following Chinese-connected software applications: Alipay, CamScanner, QQ Wallet, SHAREit, Tencent QQ, VMate, WeChat Pay, and WPS Office, some of which are critical to the operation of our business. These executive orders were revoked on June 9, 2021 by former President Biden, who then signed an executive order directing the Department of Commerce to launch a national security review of apps with links to foreign adversaries (which is defined to include China) and issue recommendations for regulatory and legislative action to address the associated risks. Digital ordering, including delivery, mobile orders and kiosk orders, accounted for approximately 94% of total Company sales in 2025, and digital payments, including mobile payments, accounted for approximately 99% of Yum China Company sales in 2025. As a result, the implementation of this executive order, or future executive orders or other regulations affecting digital ordering or electronic payment systems, could adversely affect our business in a material way.

Additionally, China has enacted laws and regulations to respond to foreign sanctions and extraterritorial measures, including the Anti-Foreign Sanctions Law dated June 10, 2021. For details, please refer to “—Changes in the laws and regulations of China or noncompliance with applicable laws and regulations may have a significant impact on our business, results of operations and financial condition, and may cause the value of our securities to decline.” At this time, we do not know the extent to which our operations will be impacted by these laws and regulations.

Tensions between the U.S. and China, if escalated at any time, will also increase the risk of U.S. regulatory actions targeting China-based companies listed in the U.S., including us. Potential regulatory actions may include restrictions or prohibitions on trading or continued listing of securities of China-based issuers. Such measures, in addition to the delisting risks associated with the HFCAA, could limit our access to the U.S. capital markets, reduce investor demand for our common stock, significantly increase the volatility of the price of our common stock, and thereby materially adversely affect our market value and shareholder value. For more information, refer to “Item 1A. Risk Factors — The audit report included in this Form 10-K is prepared by auditors who are located in China, and in the event the PCAOB is unable to inspect our auditors, our common stock will be subject to potential delisting from the New York Stock Exchange.”

2025 Form 10-K

In addition, changes in political, business, economic and trade relations between the U.S. and China, including the potential for heightened tensions under the current U.S. administration, may trigger negative customer sentiment towards western brands in China, potentially diminishing demand for our products, which would negatively affect our business, financial condition, and results of operations. For example, our results of operations in the third quarter of 2016 were adversely impacted by an international court ruling in July 2016 regarding claims to sovereignty over the South China Sea, which triggered a series of regional protests and boycotts in China, intensified by social media, against a few international companies with well-known western brands.

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

2025 Form 10-K

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

2025 Form 10-K

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

We rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiaries in China to fund offshore cash requirements, and uncertainties regarding the application of the withholding tax rates could have a material adverse effect on our business and financial results.

We are a holding company and conduct all of our business through our operating subsidiaries. We rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiaries for our cash requirements. As noted above, distributions to us from our subsidiaries may result in incremental tax costs.

The laws, rules and regulations applicable to our Chinese subsidiaries permit payments of dividends only out of their accumulated profits, if any, determined in accordance with applicable Chinese accounting standards and regulations. In addition, under Chinese laws, an enterprise incorporated in China is required to set aside at least 10% of its after-tax profits each year, after making up previous years’ accumulated losses, if any, to fund statutory surplus reserve, until the aggregate amount of such a fund reaches 50% of its registered capital. As a result, our Chinese subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. At the discretion of the board of directors, as an enterprise incorporated in China, each of our Chinese subsidiaries may allocate a portion of its after-tax profits based on Chinese accounting standards to discretionary surplus reserve. These reserves are not distributable as cash dividends. Any limitation on the ability of our Chinese subsidiaries to pay dividends or make other distributions to us could limit our ability to make investments or acquisitions outside of China that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

2025 Form 10-K

In addition, the EIT Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to companies that are not China resident enterprises unless otherwise reduced according to treaties or arrangements between the Chinese central government and the governments of other countries or regions where the non-China resident enterprises are incorporated, as well as the interpretation in applying these treaties and arrangements. Hong Kong has a tax arrangement with mainland China that provides for a 5% withholding tax on dividends distributed to a Hong Kong resident enterprise, upon meeting certain conditions and requirements, including, among others, that the Hong Kong resident enterprise directly owns at least 25% equity interests of the Chinese enterprise and is a “beneficial owner” of the dividends. We believe that our principal Hong Kong subsidiary, which is the equity holder of our Chinese subsidiaries operating substantially all of our KFC and Pizza Hut restaurants, met the relevant requirements pursuant to the tax arrangement between the mainland China and Hong Kong in 2018 and in subsequent years, thus, it is more likely than not that our dividends or earnings expected to be repatriated to our principal Hong Kong subsidiary since 2018 are subject to the reduced withholding tax of 5%. However, if the Hong Kong subsidiary is not considered to be the “beneficial owner” of the dividends by the Chinese tax authorities, any dividend paid to it by our Chinese subsidiaries would be subject to a withholding tax rate of 10% with retrospective effect, which would significantly increase our tax liability and reduce the amount of cash available to our company.

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

2025 Form 10-K

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

2025 Form 10-K

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

2025 Form 10-K

Certain defects caused by non-registration of our lease agreements related to certain properties occupied by us in China may materially and adversely affect our ability to use such properties.

As of December 31, 2025, we leased approximately 15,000 properties in China, and to our knowledge, the lessors of most properties leased by us, most of which are used as premises for our restaurants, had not registered the lease agreements with government authorities in China.

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

2025 Form 10-K

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

2025 Form 10-K

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

Under the PRC Anti-monopoly Law, companies undertaking certain investments and acquisitions relating to businesses in China must notify the anti-monopoly enforcement agency in advance of any transactions which are deemed a concentration and where the parties’ revenues in the China market exceed certain thresholds as stipulated in the Provisions of the State Council on the Thresholds for Declaring Concentration of Business Operators. Furthermore, although a concentration of undertakings does not reach the threshold of notification prescribed by the State Council, the anti-monopoly agency may still require the undertakings to notify the concentration if there is evidence proving that the concentration of undertakings has or may have the effect of eliminating or restricting competition. In addition, on August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the State-Owned Assets Supervision and Administration Commission, the STA, the State Administration for Industry and Commerce of the PRC (now known as the State Administration for Market Regulation of the PRC), the CSRC and the SAFE, jointly adopted the Provisions of the Ministry of Commerce on M&A of a Domestic Enterprise by Foreign Investors (“M&A Rules”), which came into effect on September 8, 2006 and was amended on June 22, 2009. Under the M&A Rules, the approval of MOFCOM must be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire domestic companies affiliated with PRC enterprises or residents. Applicable Chinese laws, rules and regulations also require certain merger and acquisition transactions to be subject to security review.

2025 Form 10-K

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

2025 Form 10-K

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

If, notwithstanding receipt of the opinions, the distribution was determined to be a taxable transaction, YUM would be treated as having sold shares of the Company in a taxable transaction, likely resulting in a significant taxable gain. Pursuant to the tax matters agreement, the Company and YCCL agreed to indemnify YUM for any taxes and related losses resulting from any breach of covenants regarding the preservation of the tax-free status of the distribution, certain acquisitions of our equity securities or assets, or those of certain of our affiliates or subsidiaries, and any breach by us or any member of our group of certain representations in the documents delivered by us in connection with the distribution. Therefore, if the distribution fails to qualify as a transaction that is generally tax-free as a result of one of these actions or events, we may be required to make material payments to YUM under this indemnity.

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

2025 Form 10-K

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

2025 Form 10-K

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

Our Board of Directors commenced a quarterly cash dividend and authorized a share repurchase program since 2017. However, due to the impact of COVID-19 pandemic, the dividend payment was temporarily suspended during part of 2020 and the share repurchases were temporarily suspended during parts of 2020 and 2021. In 2024, the Company announced its plan to step up capital returns to shareholders from $3.0 billion to $4.5 billion from 2024 to 2026. In 2025, the Company announced that it plans to return an average annual return of approximately $900 million to over $1 billion in 2027 and 2028, and to exceed $1 billion in 2028. Our plan of capital returns to shareholders is based on current expectations, which may change based on market conditions, capital needs or otherwise, and our ability to fund our capital returns to our shareholders will primarily depend on our ongoing ability to generate cash from operations and the ability of our Chinese subsidiaries to repatriate funds out of mainland China. We believe our principal uses of cash in the future will be primarily to fund our operations and capital expenditures for accelerating store network expansion and store remodeling, to step up investments in digitalization, automation and logistics infrastructure, to provide returns to our stockholders, as well as to explore opportunities for investments that build and support our ecosystem or strategic acquisitions. Any determination to declare and pay cash dividends and repurchase shares will be at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, actual or anticipated cash requirements, tax considerations, contractual or regulatory restrictions and such other factors as our Board of Directors deems relevant. For more information, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

2025 Form 10-K

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

2025 Form 10-K

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

Our operations are vulnerable to interruption by inclement weather, natural disasters, such as fires, floods, hurricanes, earthquakes, war, terrorism, power failures and power shortages, hardware and software failures, computer viruses and other events beyond our control. In particular, our business is dependent on prompt delivery and reliable transportation of our food products by our logistics partners. Unforeseeable events, such as adverse weather conditions, natural disasters, severe traffic accidents and delays, non-cooperation of our logistics partners, and labor strikes, could lead to delay or lost deliveries to our restaurants, which may result in the loss of revenue or in customer claims. There may also be instances where the conditions of fresh, chilled or frozen food products, being perishable goods, deteriorate due to delivery delays, malfunctioning of refrigeration facilities or poor handling during transportation by our logistics partners. This may result in a failure by us to provide quality food and services to customers, thereby affecting our business and potentially damaging our reputation. Any such events experienced by us could disrupt our operations. In addition, insurance may not be available to cover losses due to business interruptions resulting from public health issues.

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

2025 Form 10-K

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

2025 Form 10-K

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

2025 Form 10-K

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

Item 2. Properties.

As of year-end 2025, the Company had 15,060 Company-owned units in China. Of these Company-owned units, 14,998 units were leased properties and 62 units were owned properties. The leased Company-owned units are further detailed as follows:

•
KFC leased properties for 10,985 units.

•
Pizza Hut leased properties for 3,816 units.

•
Other restaurant concepts leased properties for 197 units.

Company-owned restaurants in China are generally leased for initial terms of 10 to 20 years and generally do not have renewal options.

We also lease our corporate headquarters in Shanghai and Dallas, Texas in the U.S., and regional offices and an innovation center in China, and own building, land use rights, or both for non-store properties, which primarily include logistics centers, seasoning facilities for Little Sheep and Huang Ji Huang and certain regional office buildings. We sublease over 130 properties to franchisees and other third parties. Additional information about the Company’s leased properties is included in Note 9 to the Consolidated Financial Statements in Part II, Item 8. We believe that our properties are generally in good operating condition and are suitable for the purposes for which they are being used.

Item 3. Legal Proceedings.

We are subject to various lawsuits covering a variety of allegations from time to time. We believe that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows. Matters faced by the Company from time to time include, but are not limited to, claims from landlords, employees, guests and others related to operational, contractual or employment issues. We are not involved in any material legal proceedings as of December 31, 2025.

Item 4. Mine Safety Disclosures.

Not applicable.

2025 Form 10-K

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

As of February 20, 2026, there were 30,358 holders of record of Yum China’s common stock. The number of registered holders does not include holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividends and Share Repurchases

We intend to retain a significant portion of our earnings to finance the operation, development and growth of our business. We have paid a quarterly cash dividend on Yum China common stock since the fourth quarter of 2017, except for the second and third quarter of 2020 due to the unprecedented effects of the COVID-19 pandemic. In 2025, the Company declared and paid a quarterly cash dividend of $0.24 per share. Our Board of Directors declared an increase in cash dividend to $0.29 per share on Yum China’s common stock in February 2026. Any determination to declare and pay future cash dividends will be at the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, actual or anticipated cash requirements, contractual or regulatory restrictions, tax considerations and such other factors as our Board of Directors deems relevant.

In addition, our ability to declare and pay any dividends on our stock may be restricted by earnings available for distribution under applicable Chinese laws. The laws, rules and regulations applicable to our Chinese subsidiaries permit payments of dividends only out of their accumulated profits, if any, determined in accordance with applicable Chinese accounting standards and regulations. Under Chinese laws, an enterprise incorporated in China is required to set aside at least 10% of its after-tax profits each year, after making up previous years’ accumulated losses, if any, to fund statutory surplus reserve, until the aggregate amount of such a fund reaches 50% of its registered capital. As a result, our Chinese subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. At the discretion of the board of directors, as an enterprise incorporated in China, each of our Chinese subsidiaries may allocate a portion of its after-tax profits based on Chinese accounting standards to discretionary surplus reserve. These reserves are not distributable as cash dividends.

Our Board of Directors has authorized an aggregate of $5.4 billion for our share repurchase program, including its most recent increase in authorization announced on December 11, 2025, of which $1.2 billion remained available as of December 31, 2025. Yum China may repurchase shares under this program from time to time in the open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. The following table provides information, as of December 31, 2025, with respect to shares of common stock repurchased by Yum China under the authorization during the quarter then ended:

2025 Form 10-K

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (millions)

10/1/25-10/31/25	2,055	$43.67	2,055	$520
11/1/25-11/30/25	3,879	$47.26	3,879	$337
12/1/25-12/31/25	3,818	$47.58	3,818	$1,156

Cumulative total	9,752	$46.63	9,752	$1,156

(a)
Starting January 2024, the Company also repurchased shares of common stock through open market transactions on the HKEX. Price paid for shares repurchased on the HKEX have been converted into U.S. dollars at the exchange rate on the date of repurchase.

Stock Performance Graph

This graph compares the cumulative total return of our common stock from December 31, 2020 through December 31, 2025 with the comparable cumulative total return of the S&P China BMI, MSCI Asia APEX 50, MSCI China Index and MSCI China Consumer Discretionary Index. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2020 and that all dividends were reinvested. We selected the S&P China BMI and MSCI Asia APEX 50 for comparison, as YUMC is an index member of both of these indices. We selected MSCI China Index and MSCI China Consumer Discretionary Index, as they are the measures to determine the payout of our certain PSU awards.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
YUMC	$100	$88	$97	$76	$88	$89
S&P China BMI	$100	$81	$63	$56	$66	$86
MSCI Asia APEX 50	$100	$89	$68	$72	$88	$128
MSCI China	$100	$79	$62	$55	$65	$86
MSCI China Consumer Discretionary	$100	$65	$50	$42	$47	$57

Item 6. [RESERVED]

2025 Form 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the Consolidated Financial Statements in Item 8, the “Forward-Looking Statements” section at the beginning of this Form 10-K and the “Risk Factors” section set forth in Item 1A.

All Note references in this MD&A refer to the Notes to the Consolidated Financial Statements included in Item 8. of this Form 10-K. Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding. Throughout this Form 10-K when we refer to the “financial statements,” we are referring to the “Consolidated Financial Statements,” unless the context indicates otherwise. This MD&A includes a discussion of our results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of our operating results for the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

Yum China Holdings, Inc. is the largest restaurant company in China in terms of 2025 system sales, with $11.8 billion of revenues in 2025 and 18,101 restaurants as of year-end 2025. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Lavazza, Huang Ji Huang, Little Sheep and Taco Bell. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to the agreed terms, Taco Bell brands in China (excluding Hong Kong, Macau and Taiwan) and own the intellectual property of the Little Sheep and Huang Ji Huang concepts outright. We also established a joint venture with Lavazza Group, the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee concept in China. KFC was the first major global restaurant brand to enter China in 1987. With more than three decades of operations, we have developed extensive operating experience in the China market. We have since grown to become the largest restaurant company in China in terms of 2025 system sales, with 18,101 restaurants covering over 2,500 cities primarily in China as of December 31, 2025. We believe that there are significant opportunities to further expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of December 31, 2025, KFC operated 12,997 restaurants in over 2,500 cities across China.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of December 31, 2025, Pizza Hut operated 4,168 restaurants in over 1,000 cities.

We have two reportable segments: KFC and Pizza Hut. Our non-reportable operating segments, including the operations of Lavazza, Huang Ji Huang, Little Sheep, Taco Bell and our delivery operating segment, and for 2024, also including e-commerce segment, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. Additional details on our reportable operating segments are included in Note 15.

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

2025 Form 10-K

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

In 2025, the Company’s total revenues increased 4%, including or excluding the impact of F/X, mainly attributable to 3% of net new unit contribution and 1% same-store sales growth. Operating profit increased 11%, including or excluding the impact of F/X, primarily driven by the increase in Total revenues, favorable commodity prices and efficiency improvement from streamlined operations, partially offset by increased delivery cost associated with higher delivery sales mix in the current year and value-for-money offerings. Net income for 2025 increased 2%, including or excluding the impact of F/X, mainly due to the increase in Operating profit, partially offset by the decrease in fair value of our investment in Meituan, less interest income due to lower investment balance and interest rates and higher income tax expenses in line with the increase in pre-tax income.

2025 financial highlights are below:

			%/ppts Change
	2025	2024	Reported	Ex F/X
System Sales Growth(a) (%)	4	5	NM	NM
Same-Store Sales Growth (Decline)(a) (%)	1	(3)	NM	NM
Operating Profit	1,290	1,162	+11	+11
Adjusted Operating Profit(b)	1,290	1,162	+11	+11
Core Operating Profit(b)	1,292	1,162	NM	+11
OP Margin(c) (%)	10.9	10.3	+0.6	+0.7
Core OP Margin(b) (%)	11.0	10.3	NM	+0.7
Net Income	929	911	+2	+2
Adjusted Net Income(b)	929	911	+2	+2
Diluted Earnings Per Common Share	2.51	2.33	+8	+8
Adjusted Diluted Earnings Per Common Share(b)	2.51	2.33	+8	+8

NM refers to not meaningful.

(a)
System Sales and Same-Store Sales growth percentages as shown in 2025 financial highlights exclude the impact of F/X. Effective January 1, 2018, temporary store closures are normalized in the same-store sales calculation by excluding the period during which stores are temporarily closed.
(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.
(c)
OP margin is defined as Operating Profit divided by Total revenues.

2025 Form 10-K

The Consolidated Results of Operations for the years ended December 31, 2025 and 2024 and other data are presented below:

			% B/(W)(a)
	2025	2024	Reported		Ex F/X
Company sales	$11,039	$10,651	4		4
Franchise fees and income	104	94	10		10
Revenues from transactions with franchisees	502	420	20		19
Other revenues	152	138	9		9
Total revenues	$11,797	$11,303	4		4
Company restaurant expenses	$9,236	$8,972	(3)		(3)
Operating Profit	$1,290	$1,162	11		11
OP Margin (%)	10.9%	10.3%	0.6	ppts.	0.7	ppts.
Interest income, net	92	129	(29)		(29)
Investment (loss) gain	(24)	40	NM		NM
Income tax provision	(369)	(356)	(4)		(4)
Equity in net earnings (losses) from equity method investments	15	5	198		196
Net Income – including noncontrolling interests	1,004	980	2		3
Net income – noncontrolling interests	75	69	(7)		(7)
Net Income – Yum China Holdings, Inc.	$929	$911	2		2
Diluted Earnings Per Common Share	$2.51	$2.33	8		8
Effective tax rate	27.2%	26.7%
Supplementary information – Non-GAAP Measures(b)
Restaurant profit	$1,803	$1,679
Restaurant margin (%)	16.3%	15.7%
Adjusted Operating Profit	$1,290	$1,162
Core Operating Profit	$1,292	$1,162
Core OP Margin (%)	11.0%	10.3%
Adjusted Net Income – Yum China Holdings, Inc.	$929	$911
Adjusted Diluted Earnings Per Common Share	$2.51	$2.33
Adjusted Effective Tax Rate	27.2%	26.7%
Adjusted EBITDA	$1,780	$1,687

(a)
Represents year-over-year change in percentage.
(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

2025
% Change
System Sales Growth	5%
System Sales Growth, excluding F/X	4%
Same-Store Sales Growth	1%

Unit Count	2025	2024	% Increase
Company-owned	15,060	13,887	8
Franchisees	3,041	2,508	21
	18,101	16,395	10

2025 Form 10-K

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

2025 Form 10-K

The following table sets forth the reconciliations of the most directly comparable GAAP financial measures to the non-GAAP financial measures:

	2025	2024
Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$1,290	$1,162
Special Items, Operating Profit	—	—
Adjusted Operating Profit	$1,290	$1,162
Reconciliation of Net Income to Adjusted Net Income
Net Income – Yum China Holdings, Inc.	$929	$911
Special Items, Net Income – Yum China Holdings, Inc.	—	—
Adjusted Net Income – Yum China Holdings, Inc.	$929	$911
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$2.52	$2.34
Special Items, Basic Earnings Per Common Share	—	—
Adjusted Basic Earnings Per Common Share	$2.52	$2.34
Diluted Earnings Per Common Share	$2.51	$2.33
Special Items, Diluted Earnings Per Common Share	—	—
Adjusted Diluted Earnings Per Common Share	$2.51	$2.33
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate (See Note 14)	27.2%	26.7%
Impact on effective tax rate as a result of Special Items	—	—
Adjusted effective tax rate	27.2%	26.7%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below:

	2025	2024

Net Income – Yum China Holdings, Inc.	$929	$911
Net income – noncontrolling interests	75	69
Equity in net (earnings) losses from equity method investments	(15)	(5)
Income tax provision	369	356
Interest income, net	(92)	(129)
Investment loss (gain)	24	(40)
Operating Profit	1,290	1,162
Special Items, Operating Profit	—	—
Adjusted Operating Profit	1,290	1,162
Depreciation and amortization	448	476
Store impairment charges	42	49
Adjusted EBITDA	$1,780	$1,687

2025 Form 10-K

Reconciliation of GAAP Operating Profit to Restaurant Profit is as follows:

	2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,285	$183	$(1)	$(177)	$—	$1,290
Less:
Franchise fees and income	81	10	13	—	—	104
Revenues from transactions with franchisees	69	7	79	347	—	502
Other revenues	4	25	802	71	(750)	152
Add:
General and administrative expenses	260	110	30	181	—	581
Franchise expenses	36	4	1	—	—	41
Expenses for transactions with franchisees	58	6	73	344	—	481
Other operating costs and expenses	3	23	783	71	(748)	132
Closures and impairment expenses, net	26	8	3	—	—	37
Other income, net	—	—	—	(1)	—	(1)
Restaurant profit (loss)	$1,514	$292	$(5)	$—	$2	$1,803
Company sales	8,717	2,282	40	—	—	11,039
Restaurant margin (%)	17.4%	12.8%	(13.7)%	N/A	N/A	16.3%

	2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,192	$153	$(15)	$(168)	$—	$1,162
Less:
Franchise fees and income	69	8	17	—	—	94
Revenues from transactions with franchisees	55	5	71	289	—	420
Other revenues	10	24	648	64	(608)	138
Add:
General and administrative expenses	248	110	37	173	—	568
Franchise expenses	32	4	1	—	—	37
Expenses for transactions with franchisees	49	4	65	286	—	404
Other operating costs and expenses	8	22	635	63	(606)	122
Closures and impairment expenses, net	19	12	8	—	—	39
Other income, net	—	—	—	(1)	—	(1)
Restaurant profit (loss)	$1,414	$268	$(5)	$—	$2	$1,679
Company sales	8,375	2,223	53	—	—	10,651
Restaurant margin (%)	16.9%	12.0%	(12.1)%	N/A	N/A	15.7%

Reconciliation of GAAP Operating Profit to Core Operating Profit is as follows:

			% Change
	2025	2024	B/(W)
Operating Profit	$1,290	$1,162	11
Special Items, Operating Profit	—	—
Adjusted Operating Profit	$1,290	$1,162	11
Items Affecting Comparability
F/X impact	2	—
Core Operating Profit	$1,292	$1,162	11
Total revenues	11,797	11,303	4
F/X impact	(15)	—
Total revenues, excluding the impact of F/X	$11,782	$11,303	4
Core OP margin (%)	11.0%	10.3%	0.7	ppts.

2025 Form 10-K

Reconciliation of GAAP Operating Profit to Core Operating Profit by segment is as follows:

	2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,285	$183	$(1)	$(177)	$—	$1,290
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$1,285	$183	$(1)	$(177)	$—	$1,290
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	—	1	—	1	—	2
Core Operating Profit (Loss)	$1,285	$184	$(1)	$(176)	$—	$1,292

	2024
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,192	$153	$(15)	$(168)	$—	$1,162
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$1,192	$153	$(15)	$(168)	$—	$1,162
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	—	—	—	—	—	—
Core Operating Profit (Loss)	$1,192	$153	$(15)	$(168)	$—	$1,162

2025 Form 10-K

Segment Results

KFC

KFC delivered strong performance in 2025 with increases in both total revenues and core operating profit. With flexible store models, KFC is expanding through both equity and franchise stores. Franchisees enable us to expand into remote areas, lower-tier cities and strategic locations previously beyond our reach. KFC continued to focus on innovative products, creating abundant value for our customers, updating ingredients and tastes to meet Chinese consumers’ needs, as well as on introducing entry price point products. Our side-by-side modules, such as KCOFFEE Cafes and KPRO, have enabled us to broaden our addressable market and capture new customer demand. KFC also continued its digital and delivery initiatives to enhance customer experience. KFC’s loyalty program members exceeded 550 million at year-end 2025 and contributed approximately 61% of system sales at KFC in 2025. Delivery sales accounted for approximately 48% of Company sales at KFC in 2025 with store and city coverage of 92% and 98%, respectively, at the end of 2025.

			% B/(W)
	2025	2024	Reported		Ex F/X
Company sales	$8,717	$8,375	4		4
Franchise fees and income	81	69	16		16
Revenues from transactions with franchisees	69	55	25		24
Other revenues	4	10	(62)		(62)
Total revenues	$8,871	$8,509	4		4
Company restaurant expenses	$7,203	$6,961	(3)		(3)
G&A expenses	$260	$248	(5)		(4)
Franchise expenses	$36	$32	(11)		(11)
Expenses for transactions with franchisees	$58	$49	(21)		(21)
Other operating costs and expenses	$3	$8	69		69
Closures and impairment expenses, net	$26	$19	(27)		(26)
Operating Profit	$1,285	$1,192	8		8
Core Operating Profit	$1,285	$1,192	NM		8
OP margin (%)	14.5%	14.0%	0.5	ppts.	0.5	ppts.
Restaurant profit	$1,514	$1,414	7		7
Restaurant margin (%)	17.4%	16.9%	0.5	ppts.	0.5	ppts.

2025
% Change
System Sales Growth	6%
System Sales Growth, excluding F/X	5%
Same-Store Sales Growth	1%

Unit Count	2025	2024	% Increase
Company-owned	11,032	10,187	8
Franchisees	1,965	1,461	34
	12,997	11,648	12

	2024	New Builds	Closures	Acquired	Refranchised	2025
Company-owned	10,187	1,177	(329)	2	(5)	11,032
Franchisees	1,461	546	(45)	(2)	5	1,965
Total	11,648	1,723	(374)	—	—	12,997

2025 Form 10-K

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

Income (Expense)	2024	Store Portfolio Actions	Other	F/X	2025
Company sales	$8,375	$244	$87	$11	$8,717
Cost of sales	(2,645)	(80)	39	(4)	(2,690)
Cost of labor	(2,146)	(74)	(115)	(3)	(2,338)
Occupancy and other operating expenses	(2,170)	(55)	53	(3)	(2,175)
Restaurant profit	$1,414	$35	$64	$1	$1,514

In 2025, the increase in Company sales, excluding the impact of F/X, was primarily driven by net unit growth and same-store sales growth. The increase in Restaurant profit, excluding the impact of F/X, was primarily driven by the increase in Company sales, favorable commodity prices and efficiency improvement from streamlined operations, partially offset by increased rider cost associated with higher delivery sales mix in the current year and value-for-money offerings.

Franchise Fees and Income/Revenues from Transactions with Franchisees

In 2025, the increase in Franchise fees and income and Revenues from transactions with franchisees, excluding the impact of F/X, was primarily driven by acceleration of franchise store openings.

G&A Expenses

In 2025, the increase in G&A expenses, excluding the impact of F/X, was primarily driven by higher performance-based compensation costs.

Operating Profit

In 2025, the increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit, partially offset by higher G&A expenses.

2025 Form 10-K

Pizza Hut

Pizza Hut delivered strong performance in 2025 by accelerating store expansion with healthy returns and expanding profitability. We are transforming Pizza Hut into a more mass-market brand by widening price ranges, expanding the menu, and introducing new store models like Pizza Hut WOW. During 2025, we continued to focus on investing in value-for-money strategy, strengthening digital capabilities, fortifying delivery, expanding into new occasions and consumer segments and enhancing our asset portfolio to drive growth. Pizza Hut’s loyalty program members exceeded 210 million at year-end 2025 and contributed approximately 59% of system sales at Pizza Hut in 2025. Delivery sales accounted for approximately 47% of Company sales at Pizza Hut in 2025 with store and city coverage of 96% and 96%, respectively, at the end of 2025.

			% B/(W)
	2025	2024	Reported		Ex F/X
Company sales	$2,282	$2,223	3		3
Franchise fees and income	10	8	26		26
Revenues from transactions with franchisees	7	5	50		50
Other revenues	25	24	2		1
Total revenues	$2,324	$2,260	3		3
Company restaurant expenses	$1,990	$1,955	(2)		(2)
G&A expenses	$110	$110	(1)		(1)
Franchise expenses	$4	$4	(19)		(19)
Expenses for transactions with franchisees	$6	$4	(35)		(35)
Other operating costs and expenses	$23	$22	(3)		(3)
Closures and impairment expenses, net	$8	$12	32		34
Operating Profit	$183	$153	19		20
Core Operating Profit	$184	$153	NM		20
OP margin (%)	7.9%	6.8%	1.1	ppts.	1.1	ppts.
Restaurant profit	$292	$268	9		9
Restaurant margin (%)	12.8%	12.0%	0.8	ppts.	0.8	ppts.

2025
% Change
System Sales Growth	4%
System Sales Growth, excluding F/X	4%
Same-Store Sales Growth	1%

Unit Count	2025	2024	% Increase
Company-owned	3,830	3,525	9
Franchisees	338	199	70
	4,168	3,724	12

	2024	New Builds	Closures	Refranchised	2025
Company-owned	3,525	505	(199)	(1)	3,830
Franchisees	199	150	(12)	1	338
Total	3,724	655	(211)	—	4,168

2025 Form 10-K

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

Income (Expense)	2024	Store Portfolio Actions	Other	F/X	2025
Company sales	$2,223	$44	$12	$3	$2,282
Cost of sales	(727)	(15)	(9)	(1)	(752)
Cost of labor	(628)	(8)	(3)	(1)	(640)
Occupancy and other operating expenses	(600)	(13)	16	(1)	(598)
Restaurant profit	$268	$8	$16	$—	$292

In 2025, the increase in Company sales, excluding the impact of F/X, was primarily driven by net unit growth and same-store sales growth. The increase in Restaurant profit, excluding the impact of F/X, was primarily driven by the increase in Company sales, favorable commodity prices and efficiency improvement from streamlined operations, partially offset by value-for-money offerings and increased delivery cost associated with higher delivery sales mix in the current year.

Franchise Fees and Income/Revenues from Transactions with Franchisees

In 2025, the increase in Franchise fees and income and Revenues from transactions with franchisees, excluding the impact of F/X, was primarily driven by acceleration of franchise store openings.

Operating Profit

In 2025, the increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit.

All Other Segments

All Other Segments reflects the results of Lavazza, Huang Ji Huang, Little Sheep, Taco Bell and our delivery operating segment, and for 2024, also the e-commerce segment.

			% B/(W)
	2025	2024	Reported		Ex F/X
Company sales	$40	$53	(25)		(25)
Franchise fees and income	13	17	(19)		(19)
Revenues from transactions with franchisees	79	71	11		11
Other revenues	802	648	24		23
Total revenues	$934	$789	18		18
Company restaurant expenses	$45	$58	24		24
G&A expenses	$30	$37	19		19
Franchise expenses	$1	$1	(35)		(35)
Expenses for transactions with franchisees	$73	$65	(13)		(13)
Other operating costs and expenses	$783	$635	(23)		(23)
Closure and impairment expenses, net	$3	$8	64		64
Operating Loss	$(1)	$(15)	95		95
OP margin (%)	(0.1)%	(2.0)%	1.9	ppts.	1.9	ppts.
Restaurant loss	$(5)	$(5)	15		14
Restaurant margin (%)	(13.7)%	(12.1)%	(1.6)	ppts.	(1.6)	ppts.

2025 Form 10-K

Total Revenues

In 2025, the increase in Total revenues, excluding the impact of F/X, was primarily driven by inter-segment revenue generated by our delivery team for services provided to Company-owned restaurants as a result of increased delivery sales, partially offset by decline in Company sales.

Operating Loss

In 2025, the improvement in Operating loss, excluding the impact of F/X, was primarily driven by the decrease in Operating loss from certain emerging brands.

Corporate & Unallocated

			% B/(W)
	2025	2024	Reported		Ex F/X
Revenues from transactions with franchisees(a)	$347	$289	20		20
Other revenues	$71	$64	10		10
Expenses for transactions with franchisees(a)	$344	$286	(20)		(20)
Other operating costs and expenses	$71	$63	(12)		(12)
Corporate G&A expenses	$181	$173	(5)		(4)
Other unallocated income, net	$(1)	$(1)	80		82
Interest income, net	$92	$129	(29)		(29)
Investment (loss) gain	$(24)	$40	NM		NM
Income tax provision (See Note 14)	$(369)	$(356)	(4)		(4)
Equity in net earnings (losses) from equity method investments	$15	$5	198		196
Effective tax rate (See Note 14)	27.2%	26.7%	(0.5)	ppts	(0.5)	ppts
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

Revenues from Transactions with Franchisees

In 2025, the increase in Revenues from transactions with franchisees, excluding the impact of F/X, was mainly due to the increase in system sales for franchisees primarily driven by acceleration of franchise store openings.

Corporate G&A Expenses

In 2025, the increase in Corporate G&A expenses, excluding the impact of F/X, was primarily driven by higher performance-based compensation costs.

Interest Income, Net

In 2025, the decrease in interest income, excluding the impact of F/X, was primarily driven by lower interest rates and lower investment balance with cash used in return to shareholders.

Investment (Loss) Gain

The investment (loss) gain mainly relates to the change in fair value of our investment in Meituan Dianping (“Meituan”). See Note 3 for additional information.

2025 Form 10-K

Income Tax Provision

Our income tax provision primarily includes tax on our earnings generally at the Chinese statutory tax rate of 25% with certain Chinese subsidiaries qualified for preferential tax rates, withholding tax on planned or actual repatriation of earnings outside of China, Hong Kong profits tax, and U.S. corporate income tax, if any. Our effective tax rate was 27.2% and 26.7% in 2025 and 2024, respectively. The higher effective tax rate in 2025 compared with that in 2024 was primarily due to higher withholding tax associated with higher planned repatriation of earnings outside of China and the impact from fair value change of our investment in Meituan.

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

PRC Value-Added Tax (“VAT”)

Effective May 1, 2016, a 6% output VAT replaced the 5% business tax (“BT”) previously applied to certain restaurant sales. Input VAT would be creditable to the aforementioned 6% output VAT. Our new retail business is generally subject to VAT rates at 9% or 13%. The latest VAT rates imposed on our purchase of materials and services mainly included 13%, 9% and 6%, which were gradually changed from 17%, 13%, 11% and 6% since 2017. These rate changes impact our input VAT on all materials and certain services, mainly including construction, transportation and leasing. However, the impact on our operating results was insignificant.

Entities that are general VAT taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as a VAT asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, on the Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT asset for recoverability, giving consideration to the indefinite life of VAT assets as well as its forecasted operating results and capital spending, which inherently includes significant assumptions that are subject to change. As of December 31, 2025 and 2024, the Company has not made an allowance for the recoverability of VAT assets, as the balance is expected to be utilized to offset against VAT payables or be refunded in the future.

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

2025 Form 10-K

As of December 31, 2025, current VAT assets of $142 million, non-current VAT assets of $14 million and net VAT payable of $6 million were recorded in Prepaid expenses and other current assets, Other assets and Accounts payable and other current liabilities, respectively, on the Consolidated Balance Sheets.

The Company will continue to review the classification of VAT assets at each balance sheet date, giving consideration to different local implementation practices of refunding VAT assets and the outcome of potential administrative reviews.

We have been benefiting from the retail tax structure reform since it was implemented on May 1, 2016. However, the amount of our expected benefit from this VAT regime depends on a number of factors, some of which are outside of our control. The interpretation and application of the new VAT regime are not settled at some local governmental levels. On December 25, 2024, China enacted the VAT Law, which came into effect on January 1, 2026 along with its implementation rules. In terms of tax rates, the VAT Law maintains the existing standard rates of 13%, 9%, and 6%. The Company will continue to monitor regulatory developments and evaluate any potential impact on our financial statements as further guidance becomes available.

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

Consolidated Cash Flows

Net cash provided by operating activities was $1,466 million in 2025 as compared to $1,419 million in 2024. The increase was primarily driven by the increase in Operating profit along with working capital changes.

Net cash used in investing activities was $5 million in 2025 as compared to $178 million in 2024. The decrease was mainly due to the net impact on cash flows resulting from purchases and maturities of short-term investments, long-term bank deposits and notes, and the decrease in capital spending.

Net cash used in financing activities was $1,689 million in 2025 as compared to $1,636 million in 2024. The increase was primarily driven by the increase of cash dividends paid on common stock, the decrease in the net proceeds from short-term bank borrowings, partially offset by the fluctuation in share repurchases.

Liquidity and Capital Resources

Historically we have funded our operations through cash generated from the operation of our Company-owned stores and our franchise operations. Our global offering in September 2020 provided us with $2.2 billion in net proceeds.

Our ability to fund our future operations and capital needs will primarily depend on our ongoing ability to generate cash from operations. We believe our principal uses of cash in the future will be primarily to fund our operations and capital expenditures for accelerating store network expansion and store remodeling, to step up investments in digitalization, automation and logistics infrastructure, to provide returns to our stockholders, as well as to explore opportunities for investments that build and support our ecosystem or strategic acquisitions. We believe that our future cash from operations, together with our funds on hand and access to the capital markets, will provide adequate resources to fund these uses of cash, and that our existing cash, net cash from operations and credit facilities will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months. We currently expect our fiscal year 2026 capital expenditures to be in the range of approximately $600 million to $700 million.

If our cash flows from operations are less than we require, we may need to access the capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future or at all will be impacted by many factors, including, but not limited to:

•
our financial performance;

2025 Form 10-K

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

Share Repurchases and Dividends

On December 11, 2025, our Board of Directors increased the share repurchase authorization by $1 billion to an aggregate of $5.4 billion, of which $1.2 billion remained available as of December 31, 2025. Yum China may repurchase shares under this program from time to time in the open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the years ended December 31, 2025 and 2024, the Company repurchased 24.7 million shares of common stock for $1,136 million and 31.3 million shares of common stock for $1,242 million, respectively, under the repurchase program, excluding transaction costs and excise tax.

The Company paid a cash dividend of $0.24 and $0.16 per share for each quarter of 2025 and 2024, respectively. Total cash dividends of $353 million and $248 million were paid to stockholders in 2025 and 2024, respectively.

The Company plans to return $1.5 billion to shareholders in 2026, adding to both $1.5 billion it delivered to shareholders in 2025 and 2024 in share repurchases and dividends. On February 4, 2026, the Board of Directors declared a 21% increase in the cash dividend, raising it to $0.29 per share, payable on March 25, 2026, to stockholders of record as of the close of business on March 4, 2026. The Company has entered into share repurchase agreements in the U.S. and Hong Kong for an aggregate repurchase amount of approximately $460 million through open market transactions for the first half of 2026. The share repurchase agreements include approximately $350 million under Rule 10b5-1 trading plans in the U.S. and approximately HK$880 million ($110 million) for a similar program in Hong Kong.

The Company plans to return an average annual return of approximately $900 million to over $1 billion in 2027 and 2028, and to exceed $1 billion in 2028.

Our plan of capital returns to shareholders is based on current expectations, which may change based on market conditions, capital needs or otherwise. Our ability to return capital to shareholders in the future is also subject to the factor described above under “Forward-Looking Statements.” In addition, our ability to declare and pay any dividends on our stock may be restricted by our earnings available for distribution under applicable Chinese laws. The laws, rules and regulations applicable to our Chinese subsidiaries permit payments of dividends only out of their accumulated profits, if any, determined in accordance with applicable Chinese accounting standards and regulations. Under Chinese laws, an enterprise incorporated in China is required to set aside at least 10% of its after-tax profits each year, after making up previous years’ accumulated losses, if any, to fund statutory surplus reserve, until the aggregate amount of such a fund reaches 50% of its registered capital. As a result, our Chinese subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. At the discretion of the board of directors, as an enterprise incorporated in China, each of our Chinese subsidiaries may allocate a portion of its after-tax profits based on Chinese accounting standards to discretionary surplus reserve. These reserves are not distributable as cash dividends.

Borrowing Capacity

As of December 31, 2025, the Company had credit facilities of RMB10,495 million (approximately $1,502 million), comprised of onshore credit facilities in the aggregate amount of RMB7,700 million (approximately $1,102 million), offshore credit facilities in the aggregate amount of $200 million and a credit facility of $200 million that can be used for either onshore or offshore.

2025 Form 10-K

The credit facilities had remaining terms ranging from less than one year to three years as of December 31, 2025. Our credit facilities mainly include term loans, overdrafts, letters of credit, banker’s acceptance notes and bank guarantees. The credit facilities in general bear interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreements. As of December 31, 2025, we had outstanding short-term bank borrowings of RMB210 million (approximately $30 million), mainly to manage working capital at our operating subsidiaries. Such bank borrowings are due within one year from their issuance dates. As of December 31, 2025, we also had outstanding bank guarantees of RMB296 million (approximately $42 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants, as well as outstanding bank guarantees of RMB360 million (approximately $52 million) to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements. Our credit facilities were therefore reduced by outstanding short-term bank borrowings, adjusted for unamortized interest and outstanding guarantees. As of December 31, 2025, the Company had unused credit facilities of approximately $1,378 million.

Material Cash Requirements

Our material short-term and long-term cash requirements as of December 31, 2025 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Finance Leases(a)	$71	$8	$15	$14	$34
Operating Leases(a)	2,592	516	825	565	686
Short-term borrowings(b)	30	30	—	—	—
Purchase Obligations(c)	271	22	186	29	34
Total	$2,964	$576	$1,026	$608	$754

(a)
These obligations, which are shown on a nominal basis, relate primarily to approximately 15,000 Company-owned restaurants. See Note 9 for additional information.

(b)
This represents outstanding principal amount of short-term borrowings, by excluding the impact of debt discounts as of December 31, 2025. See Note 8 for additional information.

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

We had no material contingent obligations as of December 31, 2025. Please see Note 16 for further discussion.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

See Note 2 for details of recently adopted accounting pronouncements.

2025 Form 10-K

New Accounting Pronouncements Not Yet Adopted

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. ASU 2025-05 is effective for the Company from January 1, 2026, with early adoption permitted. We will adopt this standard in the first quarter of 2026, and do not expect that the adoption of this standard will have a material impact on our financial statements.

In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" (“ASU 2025-06”), which better aligns the accounting guidance to how software is developed by eliminating project stages from capitalization criteria, and further clarifies the threshold entities apply to begin capitalizing costs. The amendment also enhances the disclosure requirements for internal-use software. ASU 2025-06 is effective for the Company from January 1, 2028, with early adoption permitted. We are currently evaluating the impact the adoption of this standard may have on our financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”) to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. The new standard leverages the principles in the accounting framework for government assistance in International Accounting Standard 20. ASU 2025-10 is effective for the Company for annual period from January 1, 2029, with early adoption permitted. We are currently evaluating the impact the adoption of this standard may have on our financial statements.

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

2025 Form 10-K

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

2025 Form 10-K

We evaluate indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist. We perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter. When we evaluate these assets for impairment, we have the option to first perform a qualitative assessment to determine whether an intangible asset group is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of the intangible asset group is less than its carrying amount, we will then perform a quantitative assessment. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset. The discount rate is our estimate of the required rate-of-return that a third-party buyer would expect to receive. These estimates are highly subjective, and our ability to achieve the forecasted cash is affected by factors such as changes in our operating performance and business strategies and changes in economic conditions. Our indefinite-lived intangible assets had a book value of $128 million and $123 million as of December 31, 2025 and 2024, respectively, representing two material indefinite-lived intangible assets, which are our Little Sheep and Huang Ji Huang trademarks.

In the year ended December 31, 2025, we elected to perform the qualitative impairment assessment for the Little Sheep and Huang Ji Huang trademarks by evaluating all pertinent factors, including but not limited to macroeconomic conditions, industry and market conditions and financial performance and concluded that it was more likely than not that the assets were not impaired. No impairment charges on trademarks related to Little Sheep and Huang Ji Huang were recorded in 2025 and 2024.

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

Our goodwill of $1,963 million as of December 31, 2025 was related to the KFC, Pizza Hut, Huang Ji Huang and Lavazza reporting units. In the year ended December 31, 2025, we elected to perform a qualitative impairment assessment for each of our individual reporting units of KFC, Pizza Hut, Huang Ji Huang and Lavazza. Based on our qualitative assessment, the Company concluded that no changes in events or circumstances have occurred that indicated impairment may exist and it was more likely than not that the fair value of the reporting units exceeds their carrying amount and therefore no quantitative assessment was required. No impairment charge on goodwill was recorded in 2025 and 2024.

2025 Form 10-K

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

We estimated the fair value of SARs at the grant date using the Black-Scholes option-pricing model (“the BS model”). PSUs have market conditions that are based on the closing price of Yum China’s stock or relative total shareholder return against selected indices or the constituents of the indices measured over the performance period. The fair values of PSUs have been determined based on the outcome of a Monte-Carlo Simulation model (the “MCS model”). It should be noted that these pricing models require the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate and, as a result, our operating profit and net income.

Under the BS and MCS models, we made a number of assumptions regarding the fair value of the share-based awards, including:

•
the expected future volatility of the price of shares of Yum China common stock;
•
the risk-free interest rate;
•
the expected dividend yield; and
•
the expected term.

We estimated the expected future volatility of the price of shares of Yum China common stock based on its historical volatility. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield in effect with maturity terms equal to the expected term or performance measurement period of the awards. The dividend yield was estimated based on the Company’s dividend policy at the time of the grant. We use historical turnover data to estimate the expected forfeiture rate.

Income Taxes

Uncertain Tax Positions

We are subject to reviews, examinations and audits by Chinese tax authorities, the IRS and other tax authorities with respect to income and non-income based taxes. We recognize the benefit of positions taken or expected to be taken in our tax returns when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. At December 31, 2025 and 2024, we had $20 million and $19 million, respectively, of unrecognized tax benefits related to the uncertainty with regard to the deductibility of certain business expenses incurred. The ultimate outcome for a particular tax position may not be determined with certainty prior to the conclusion of a tax audit and, in some cases, appeal or litigation process. The actual benefits ultimately realized may differ from the Company’s estimates. We evaluate unrecognized tax benefits, including interest and penalty thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including change or developments with respect to tax audits, audit settlements and expiration of the statute of limitation, which may impact our ultimate payment for such exposures.

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

2025 Form 10-K

Unremitted Earnings of Foreign Subsidiaries

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. Except for the planned but yet to be distributed earnings, we have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31, 2017 was subject to the one-time transition tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes. We estimate that our total temporary difference for which we have not provided foreign withholding taxes is approximately $3 billion at December 31, 2025. The foreign withholding tax rate on this amount is 5% or 10% depending on the manner of repatriation, the applicable tax treaties or tax arrangements, as well as the interpretation in applying these treaties and arrangements.

See Note 14 for a further discussion of our income taxes.

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

As substantially all of the Company’s operations are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the year ended December 31, 2025, the Company’s Operating profit would have decreased by approximately $120 million if the RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

2025 Form 10-K

Item 8. Financial Statements and Supplementary Data.

Financial Statement Schedule

Schedule I - Condensed Financial Statements of Parent Company	S-1

2025 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Yum China Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Yum China Holdings, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule I (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

2025 Form 10-K

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

Assessment of impairment of long-lived assets of restaurants

As discussed in Notes 2, 6 and 9 to the consolidated financial statements, property, plant and equipment, net and operating lease right-of-use assets were US$2,543 million and US$2,189 million, respectively, as of December 31, 2025, which included the long-lived assets of the Company’s restaurants. For restaurant assets with indicators that the carrying value may not be recoverable, the Company evaluates the recoverability of these assets by comparing the forecasted undiscounted cash flows of the restaurant’s operation to the carrying value of such assets. For restaurant assets that are not deemed to be recoverable, the Company writes down the restaurant assets to the estimated fair value. The Company determines the fair value of the restaurant assets based on the higher of the forecasted discounted cash flows of the restaurant’s operation and the price market participants would pay to sub-lease the operating lease right-of-use assets and acquire the remaining restaurant assets.

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

2025 Form 10-K

Evaluation of uncertain tax position

As discussed in Notes 2 and 14 to the consolidated financial statements, the Company recognizes the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not (more than a 50% likelihood) that the position would be sustained upon examination by tax authorities. Since 2016, the Company has been under a national audit on transfer pricing by the Chinese State Taxation Administration (STA) in China regarding the related party transactions for the period from 2006 to 2015.

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

Shanghai, China
February 27, 2026

2025 Form 10-K

Consolidated Statements of Income

Yum China Holdings, Inc.

Years ended December 31, 2025, 2024 and 2023

(in US$ millions, except per share data)

	2025	2024	2023
Revenues
Company sales	$11,039	$10,651	$10,391
Franchise fees and income	104	94	89
Revenues from transactions with franchisees	502	420	372
Other revenues	152	138	126
Total revenues	11,797	11,303	10,978
Costs and Expenses, Net
Company restaurants
Food and paper	3,455	3,387	3,224
Payroll and employee benefits	2,987	2,787	2,725
Occupancy and other operating expenses	2,794	2,798	2,752
Company restaurant expenses	9,236	8,972	8,701
General and administrative expenses	581	568	638
Franchise expenses	41	37	36
Expenses for transactions with franchisees	481	404	356
Other operating costs and expenses	132	122	112
Closures and impairment expenses, net	37	39	29
Other income, net	(1)	(1)	—
Total costs and expenses, net	10,507	10,141	9,872
Operating Profit	1,290	1,162	1,106
Interest income, net	92	129	169
Investment (loss) gain	(24)	40	(49)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	1,358	1,331	1,226
Income tax provision	(369)	(356)	(329)
Equity in net earnings (losses) from equity method investments	15	5	4
Net income – including noncontrolling interests	1,004	980	901
Net income – noncontrolling interests	75	69	74
Net Income – Yum China Holdings, Inc.	$929	$911	$827
Weighted-average common shares outstanding (in millions):
Basic	369	388	416
Diluted	371	390	420
Basic Earnings Per Common Share	$2.52	$2.34	$1.99
Diluted Earnings Per Common Share	$2.51	$2.33	$1.97

See accompanying Notes to Consolidated Financial Statements.

2025 Form 10-K

Consolidated Statements of Comprehensive Income

Yum China Holdings, Inc.

Years ended December 31, 2025, 2024 and 2023

(in US$ millions)

	2025	2024	2023
Net income – including noncontrolling interests	$1,004	$980	$901
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	212	(130)	(146)
Comprehensive income – including noncontrolling interests	1,216	850	755
Comprehensive income – noncontrolling interests	103	51	54
Comprehensive Income – Yum China Holdings, Inc.	$1,113	$799	$701

See accompanying Notes to Consolidated Financial Statements.

2025 Form 10-K

Consolidated Statements of Cash Flows

Yum China Holdings, Inc.

Years ended December 31, 2025, 2024 and 2023

(in US$ millions)

	2025	2024	2023
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$1,004	$980	$901
Depreciation and amortization	448	476	453
Non-cash operating lease cost	401	408	404
Closures and impairment expenses	37	39	29
Investment loss (gain)	24	(40)	49
Equity in net (earnings) losses from equity method investments	(15)	(5)	(4)
Distributions of income received from equity method investments	16	11	11
Deferred income taxes	(14)	(7)	(10)
Share-based compensation expense	42	41	64
Changes in accounts receivable	(11)	(9)	(6)
Changes in inventories	(14)	8	(19)
Changes in prepaid expenses, other current assets and value-added tax assets	(51)	(27)	(35)
Changes in accounts payable and other current liabilities	(33)	(3)	84
Changes in income taxes payable	9	(12)	25
Changes in non-current operating lease liabilities	(411)	(411)	(407)
Other, net	34	(30)	(66)
Net Cash Provided by Operating Activities	1,466	1,419	1,473
Cash Flows – Investing Activities
Capital spending	(626)	(705)	(710)
Purchases of short-term investments, long-term bank deposits and notes	(7,583)	(4,728)	(3,517)
Maturities of short-term investments, long-term bank deposits and notes	8,216	5,251	3,499
Acquisitions of equity investments	(14)	—	(20)
Other, net	2	4	5
Net Cash Used in Investing Activities	(5)	(178)	(743)
Cash Flows – Financing Activities
Proceeds from short-term borrowings	29	307	264
Repayment of short-term borrowings	(129)	(346)	(100)
Repurchase of shares of common stock	(1,144)	(1,249)	(613)
Cash dividends paid on common stock	(353)	(248)	(216)
Dividends paid to noncontrolling interests	(75)	(80)	(77)
Acquisitions of noncontrolling interests	(8)	—	—
Contributions from noncontrolling interests	—	—	35
Payment of acquisition related holdback	—	—	(3)
Other, net	(9)	(20)	(6)
Net Cash Used in Financing Activities	(1,689)	(1,636)	(716)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	11	(10)	(16)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(217)	(405)	(2)
Cash, Cash Equivalents and Restricted Cash - Beginning of Year	723	1,128	1,130
Cash, Cash Equivalents and Restricted Cash - End of Year	$506	$723	$1,128

Supplemental Cash Flow Data
Cash paid for income tax	370	393	324
Cash paid for interest	—	4	3
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	166	192	226

See accompanying Notes to Consolidated Financial Statements.

2025 Form 10-K

Consolidated Balance Sheets

Yum China Holdings, Inc.

December 31, 2025 and 2024

(in US$ millions)

	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$506	$723
Short-term investments	878	1,121
Accounts receivable, net	95	79
Inventories, net	438	405
Prepaid expenses and other current assets	440	366
Total Current Assets	2,357	2,694
Property, plant and equipment, net	2,543	2,407
Operating lease right-of-use assets	2,189	2,146
Goodwill	1,963	1,880
Intangible assets, net	148	144
Long-term bank deposits and notes	678	1,088
Equity investments	387	368
Deferred income tax assets	156	138
Other assets	362	256
Total Assets	10,783	11,121
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	2,127	2,080
Short-term borrowings	30	127
Income taxes payable	89	76
Total Current Liabilities	2,246	2,283
Non-current operating lease liabilities	1,823	1,816
Non-current finance lease liabilities	51	49
Deferred income tax liabilities	406	389
Other liabilities	158	157
Total Liabilities	4,684	4,694

Redeemable Noncontrolling Interest	—	13

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 355 million shares and 379 million shares issued at December 31, 2025 and 2024, respectively; 354 million shares and 378 million shares outstanding at December 31, 2025 and 2024, respectively.	4	4
Treasury stock	(28)	(52)
Additional paid-in capital	3,796	4,028
Retained earnings	1,764	2,089
Accumulated other comprehensive loss	(157)	(341)
Total Yum China Holdings, Inc. Stockholders' Equity	5,379	5,728
Noncontrolling interests	720	686
Total Equity	6,099	6,414
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$10,783	$11,121

See accompanying Notes to Consolidated Financial Statements.

2025 Form 10-K

Consolidated Statements of Equity

Yum China Holdings, Inc.

Years ended December 31, 2025, 2024 and 2023

(in US$ millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Income (Loss)	Shares*	Amount	Interests	Equity	Interest
Balance at December 31, 2022	419	$4	$4,390	$2,191	$(103)	—	$—	$666	$7,148	$12
Net Income				827				73	900	1
Foreign currency translation adjustments					(126)			(20)	(146)	—
Comprehensive income									754	1
Cash dividends declared ($0.52 per common share)				(216)					(216)
Distributions to/contributions from noncontrolling interests								(19)	(19)
Repurchase and retirement of shares	(12)	—	(131)	(492)		—	—		(623)
Exercise and vesting of share-based awards	1	—	(2)						(2)
Share-based compensation			63					1	64
Balance at December 31, 2023	407	$4	$4,320	$2,310	$(229)	—	$—	$701	$7,106	$13
Net Income				911				69	980	—
Foreign currency translation adjustments					(112)			(18)	(130)	—
Comprehensive income									850	—
Cash dividends declared ($0.64 per common share)				(248)					(248)
Distributions to/contributions from noncontrolling interests								(66)	(66)
Repurchase and retirement of shares	(30)	—	(319)	(884)		(1)	(52)		(1,255)
Exercise and vesting of share-based awards	2	—	(14)						(14)
Share-based compensation			41					—	41
Balance at December 31, 2024	379	$4	$4,028	$2,089	$(341)	(1)	$(52)	$686	$6,414	$13
Net Income				929				75	1,004	—
Foreign currency translation adjustments					184			28	212	—
Comprehensive income									1,216	—
Acquisition of noncontrolling interest			2						2	(13)
Cash dividends declared ($0.96 per common share)				(353)					(353)
Distributions to/contributions from noncontrolling interests								(69)	(69)
Repurchase and retirement of shares	(25)	—	(271)	(901)		1	24		(1,148)
Exercise and vesting of share-based awards	1	—	(5)						(5)
Share-based compensation			42					—	42
Balance at December 31, 2025	355	$4	$3,796	$1,764	$(157)	(1)	$(28)	$720	$6,099	$—

*: Shares may not add due to rounding.

See accompanying Notes to Consolidated Financial Statements.

2025 Form 10-K

Notes to Consolidated Financial Statements

(Tabular amounts in US$ millions, except as otherwise noted)

Note 1 – Description of Business

Yum China Holdings, Inc. (“Yum China” and, together with its subsidiaries, the “Company,” “we,” “us,” and “our”) was incorporated in Delaware on April 1, 2016. The Company separated from Yum! Brands, Inc. (“YUM”) on October 31, 2016 (the “separation”).

The Company owns, franchises or has ownership in entities that own and operate restaurants (also referred to as “stores” or “units”) under the KFC, Pizza Hut, Lavazza, Huang Ji Huang, Little Sheep and Taco Bell concepts (collectively, the “concepts”). Our right to use and sublicense the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC, Pizza Hut and Taco Bell brands and their related marks and other intellectual property rights for restaurant services is governed by the master license agreement between Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company and YUM, through YRI China Franchising LLC, a subsidiary of YUM, effective from January 1, 2020 and previously through Yum! Restaurants Asia Pte. Ltd., another subsidiary of YUM, from October 31, 2016 to December 31, 2019. Pursuant to the master license agreement, we are the exclusive licensee of the KFC, Pizza Hut and, subject to the agreed terms, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China (the “PRC” or “China”), excluding Hong Kong, Macau and Taiwan. The term of the license is 50 years from October 31, 2016 for the KFC and Pizza Hut brands and, subject to achieving certain agreed-upon milestones, 50 years from April 15, 2022 for the Taco Bell brand, with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to us being in “good standing” and unless we give notice of our intent not to renew. In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. The agreed-upon milestone for the Taco Bell brand included at least 225 stores by the end of 2025, subject to the terms of the agreement. There were 28 Taco Bell restaurants in China at the end of 2025, and the Company and YUM are currently in the process of renegotiating the terms with respect to the development of the Taco Bell brand in China. We own the intellectual property of Huang Ji Huang and Little Sheep and pay no license fee related to these concepts.

In 1987, KFC was the first major global restaurant brand to enter China. As of December 31, 2025, there were 12,997 KFC stores in China. We maintain a controlling interest of 58%, 70%, 83%, 92% and approximately 60% in the entities that own and operate the KFCs in and around Shanghai, Beijing, Wuxi, Suzhou and Hangzhou, respectively.

The first Pizza Hut in China opened in 1990. As of December 31, 2025, there were 4,168 Pizza Hut restaurants in China.

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

The Company has two reportable segments: KFC and Pizza Hut. Our non-reportable operating segments, including the operations of Lavazza, Huang Ji Huang, Little Sheep, Taco Bell and our delivery operating segment are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. For 2023 and 2024, All Other Segments also consisted of e-commerce segment, which included the operating results of Shaofaner, a retail brand selling packaged foods through online and offline channels until August 2024. Additional details on our segment reporting are included in Note 15.

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

2025 Form 10-K

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

Our most significant variable interests are in entities that operate restaurants under franchise arrangements. We do not generally have an equity interest in our franchisee businesses. Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees. We have variable interests in certain entities that operate restaurants under franchise agreements through real estate and property, plant and equipment (“PP&E”) lease arrangements with them to which we are a party. At December 31, 2025, the Company had future lease payments due from franchisees, on a nominal basis, of approximately $25 million. As our franchise arrangements provide our franchisee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

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

Franchise Operations. We execute agreements which set out the terms of our arrangement with franchisees. Our franchise agreements typically require the franchisee to pay a combination of upfront franchise fees and continuing fees based upon a percentage of sales. Subject to our approval and their payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

The 3% license fees we pay to YUM for the right to sublicense the KFC, Pizza Hut and Taco Bell intellectual property to franchisees are recorded in Franchise expenses. License fees due to YUM for our Company-owned stores are included in Occupancy and other operating expenses. Total license fees paid to YUM were $344 million, $327 million and $317 million during the years ended December 31, 2025, 2024 and 2023, respectively.

2025 Form 10-K

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

2025 Form 10-K

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

Direct Marketing Costs. We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown. Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant. Our direct marketing expenses incurred for Company-owned restaurants were $354 million, $346 million and $374 million in 2025, 2024 and 2023, respectively, and were included in Occupancy and other operating expenses. In addition, the direct marketing costs incurred for franchisees were $32 million, $26 million and $25 million in 2025, 2024 and 2023, respectively, and were recorded in Expenses for transactions with franchisees.

2025 Form 10-K

Research and Development Expenses. Research and development expenses associated with our food innovation activities, which are expensed as incurred, are reported in general and administrative ("G&A") expenses. Research and development expenses were $8 million, $6 million and $6 million during the years ended December 31, 2025, 2024 and 2023.

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

2025 Form 10-K

When we decide to close a restaurant, it is reviewed for impairment, and depreciable lives are adjusted based on the expected disposal date. Other costs incurred when closing a restaurant such as costs of disposing of the assets as well as other facility-related expenses are generally expensed as incurred. Additionally, at the time we decide to close a restaurant, we reassess whether it is reasonably certain that we will exercise the termination option, and remeasure lease liability to reflect changes in lease term and remaining lease payments based on the planned exit date, if applicable. The amount of the re-measurement of the lease liability is recorded as an adjustment to the operating lease ROU asset first, with any remaining amount recorded in Closures and impairment expenses if the carrying amount of the operating lease ROU asset is reduced to zero. Any costs recorded upon store closure as well as any subsequent adjustments to remaining operating lease ROU assets and lease liabilities as a result of lease termination are recorded in Closures and impairment expenses. In the event we are forced to close a store and receive compensation for such closure, that compensation is recorded in Closures and impairment expenses. To the extent we sell assets associated with a closed store, any gain or loss upon that sale is also recorded in Closures and impairment expenses. Closures and impairment expenses also included impairment and disposal gain or losses for non-restaurant long-lived assets.

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, lease term and refranchising proceeds. Accordingly, actual results could vary significantly from our estimates.

Government Subsidies. Government subsidies generally consist of financial subsidies received from provincial and local governments for operating a business in their jurisdictions and compliance with specific policies promoted by the local governments. The eligibility to receive such benefits and amount of financial subsidy to be granted are determined at the discretion of the relevant government authorities. Government subsidies are recognized when it is probable that the Company will comply with the conditions attached to them, and the subsidies are received. If the subsidy is related to an expense item, it is recognized as a reduction to the related expense to match the subsidy to the costs that it is intended to compensate. If the subsidy is related to an asset, it is deferred and recorded in Other liabilities and then recognized ratably over the expected useful life of the related asset in the Consolidated Statements of Income. The balances of deferred government subsidies were $6 million as of both December 31, 2025 and 2024, respectively, and are included in Other liabilities in the Consolidated Balance Sheets. There were no significant commitment or contingencies for the government subsidies received for the years ended December 31, 2025, 2024 and 2023.

Government subsidies in the form of cash were recognized as reduction in following expense line items in our Consolidated Statements of Income as follows:

Costs and Expenses, Net	2025	2024	2023
Company restaurant
Payroll and employee benefits	$7	$7	$7
Occupancy and other operating expenses	1	2	1
Company restaurant expenses	8	9	8
General and administrative expenses	33	25	22
Total	$41	$34	$30

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

2025 Form 10-K

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

Pursuant to the China Enterprise Income Tax Law (“EIT Law”), a 10% PRC withholding tax is generally levied on dividends declared by companies in China to their non-resident enterprise investors unless otherwise reduced according to treaties or arrangements between the Chinese central government and the governments of other countries or regions where the non-China resident enterprises are incorporated. Hong Kong has a tax arrangement with mainland China that provides for a 5% withholding tax on dividends distributed to a Hong Kong resident enterprise, upon meeting certain conditions and requirements, including, among others, that the Hong Kong resident enterprise own at least 25% equity interest of the Chinese enterprise and is a “beneficial owner” of the dividends. We believe that our principal Hong Kong subsidiary, which is the equity holder of our Chinese subsidiaries operating substantially all of our KFC and Pizza Hut restaurants, met the relevant requirements pursuant to the tax arrangement between mainland China and Hong Kong in 2018 and in the subsequent years; thus, it is more likely than not that our dividends or earnings expected to be repatriated to our principal Hong Kong subsidiary since 2018 are subject to the reduced withholding tax of 5%.

See Note 14 for a further discussion of our income taxes.

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

Cash and Cash Equivalents. Cash equivalents represent highly liquid investments with original maturities not exceeding three months and are primarily comprised of time deposits, fixed income debt securities and money market funds. Cash and overdraft balances that meet the criteria for right to offset are presented net on our Consolidated Balance Sheets. See Note 10 for detail discussion on our Cash equivalents.

Short-term Investments. Short-term investments purchased primarily represent i) time deposits, fixed income debt securities with original maturities of over three months but less than one year when purchased; ii) time deposits with original maturities over one year but are expected to be realized in cash within one year; iii) variable return investments offered by financial institutions measured at fair value and expected to be realized in cash within one year; and iv) certain structured deposits that are principal-protected and provide returns in the form of both fixed and variable interests with original maturities of less than one year. Such variable interest rates indexed to gold prices or foreign exchange rates are considered embedded derivatives and bifurcated from host contracts, and measured at fair value on a recurring basis. The fair value change of the embedded derivatives is recorded in Investment gain or loss in the Consolidated Statements of Income. The remaining host contracts to receive guaranteed principal and fixed interest are measured at amortized cost, with accretion of interest recorded in Interest income, net in the Consolidated Statements of Income. As of December 31, 2025 and 2024, the fair value of embedded derivatives included in Short-term investments was immaterial. See Note 10 for detail discussion on our Short-term investments.

Long-term Bank Deposits and Notes. Long-term bank deposits and notes represent time deposits, bank notes and structured deposits bearing fixed or variable interest rate with remaining maturities exceeding one year for which the Company has the positive intent to hold for more than one year. See Note 10 for detail discussion on our Long-term bank deposits and notes.

2025 Form 10-K

Accounts Receivable. Accounts receivable primarily consist of trade receivables and royalties from franchisees, and are generally due within 30 days of the period in which the corresponding sales occur. Our provision of credit losses for accounts receivable is based upon the current expected credit losses ("CECL") model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of December 31, 2025 and 2024, the ending balances of provision for accounts receivable were $2 million and $1 million, respectively, and amounts of accounts receivable past due were immaterial.

Receivables from Payment Processors or Aggregators. Receivables from payment processors such as WeChat and Alipay or aggregators including delivery aggregators and third-party e-commerce platforms are cash due from them for clearing transactions and are included in Prepaid expenses and other current assets. The cash was paid by customers through these payment processors or aggregators for food provided or coupons sold by the Company. The Company considers and monitors the credit worthiness of the third-party payment processors and aggregators used. We adopted the same methodology of estimating expected credit losses based upon the CECL model as described above. Receivable balances are written off after all collection efforts have been exhausted. As of December 31, 2025 and 2024, no allowance for doubtful accounts was provided for such receivables.

Inventories. We value our inventories at the lower of cost (computed on the first-in, first-out method) or net realizable value.

Property, Plant and Equipment. We state PP&E at cost less accumulated depreciation and amortization. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets as follows: generally 20 to 50 years for buildings, the lesser of estimated useful lives (generally 6 to 16 years) and remaining lease term for leasehold improvements, 3 to 10 years for restaurant machinery and equipment, 3 to 5 years for capitalized software costs and 5 to 20 years for logistics centers machinery and equipment. We suspend depreciation and amortization on assets related to restaurants that are held for sale. The useful life of PP&E is periodically reviewed.

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

2025 Form 10-K

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

See Note 9 for further discussions on our leases.

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

2025 Form 10-K

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

Equity Investments. The Company’s equity investments include investments in equity method investees, investments in equity securities with readily determinable fair value and investments in available-for-sale debt securities.

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

Certain of our investments may contain preferential rights, including the right to redeem at the Company’s option upon contingent events and is therefore accounted for as available-for sales debt securities measured at the estimated fair value, with unrealized gains or losses, arising from the change in fair value, net of tax, recognized in Other comprehensive income (loss) in the Consolidated Statement of Comprehensive Income.

See Note 3 and Note 6 for further discussions on our equity investments.

Short-term Borrowings. Borrowings are recognized initially at fair value, net of debt discounts or premiums and debt issuance costs, if applicable. Debt discounts or premiums and debt issuance costs are recorded as an adjustment to the principal amount and the related accretion is amortized into interest expense in the Consolidated Statements of Income over the term of the borrowings using the effective interest method. Borrowings are subsequently measured at amortized cost. Interest expense is recognized over the term of the borrowing and recorded in the Consolidated Statements of Income. See Note 8 for additional information.

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

2025 Form 10-K

When the noncontrolling interest is redeemable at the option of the noncontrolling shareholder, or contingently redeemable upon the occurrence of a conditional event that is not solely within the control of the Company, the noncontrolling interest is separately classified as mezzanine equity. In connection with the acquisition of Huang Ji Huang in April 2020, redeemable noncontrolling interests were initially recognized at fair value and classified outside of permanent equity on our Consolidated Balance Sheets due to redemption rights being held by noncontrolling shareholders. Subsequent changes in the redemption value of redeemable noncontrolling interests are immediately recognized as they occur and adjusted to the carrying amount of redeemable noncontrolling interests. In September 2025, the Company acquired the remaining 6.7% equity interest for a cash consideration of $9 million pursuant to the redemption right. This was accounted for as an equity transaction, with the difference between the carrying amount of redeemable noncontrolling interest and purchase consideration recorded in Additional paid-in capital in our Consolidated Statement of Equity.

Guarantees. We account for guarantees in accordance with Accounting Standards Codification Topic 460 (“ASC 460”), Guarantees. Accordingly, the Company evaluates its guarantees to determine whether (a) the guarantee is specifically excluded from the scope of ASC 460, (b) the guarantee is subject to ASC 460 disclosure requirements only, but not subject to the initial recognition and measurement provisions, or (c) the guarantee is required to be recorded in the financial statements at fair value. The Company provides: (i) indemnifications to certain investors and other parties for certain losses suffered or incurred by the indemnified party in connection with third-party claims; and (ii) indemnifications of officers and directors against third-party claims arising from the services they provide to the Company. To date, the Company has not incurred costs as a result of these obligations and does not expect to incur material costs in the future. Accordingly, the Company has not accrued any liabilities on the Consolidated Balance Sheets related to these indemnifications.

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

Retirement Plans. The Company offers certain defined contribution plans to employees. The total contribution for such employee benefits was expensed as incurred. The Company has no additional legal obligation or liabilities for the benefits beyond the paid and accrued amounts. See Note 11 for additional information.

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

Pursuant to the tax policy issued by relevant government authorities, general VAT taxpayers in certain industries that meet certain criteria are allowed to claim an additional 10% or 15% input VAT, which will be used to offset their VAT payables. This VAT policy was further extended to December 31, 2023 but the additional deduction was reduced to 5% or 10% respectively. Accordingly, the Company recognized such VAT deductions of $44 million in 2023. The VAT deductions were recorded as a reduction to the related expense item, primarily in Company restaurant expenses included in the Consolidated Statements of Income. Such preferential policy was not extended beginning in 2024.

Earnings Per Share. Basic earnings per share represent net earnings to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. See Note 5 for further information.

2025 Form 10-K

Common Stock Repurchases. We may repurchase shares of Yum China common stock under a program authorized by our Board of Directors from time to time in open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. Shares repurchased are included in treasury stock in the financial statements until they are retired. When repurchased shares are retired, the Company’s accounting policy is to allocate the excess of the repurchase price over the par value of shares acquired between Additional paid-in capital and Retained earnings. The amount allocated to Additional paid-in capital is based on the value of Additional paid-in capital per share outstanding at the time of retirement and the number of shares to be retired. Any remaining amount is allocated to Retained earnings. See Note 13 for further information.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures (“ASU 2023-09”), requiring public business entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. ASU 2023-09 is effective for the Company’s annual disclosure from January 2025, with early adoption permitted. We adopted this standard on January 1, 2025, and applied the disclosure requirements retrospectively to all periods presented. See Note 14 for further information.

Note 3 – Business Acquisitions and Equity Investments

Consolidation of Hangzhou KFC and Equity Investment in Hangzhou Catering

In the fourth quarter of 2021, the Company completed its investment in a 28% equity interest in Hangzhou Catering, an entity holding a 45% equity interest in Hangzhou KFC, of which the Company previously held a 47% equity interest. Upon completion of the transaction, the Company directly and indirectly holds an approximately 60% equity interest in Hangzhou KFC and has majority representation on the board, and thus obtained control over Hangzhou KFC and started to consolidate its results from the acquisition date. In addition to its equity interest in Hangzhou KFC, Hangzhou Catering operates Chinese dining restaurants under four time-honored brands and a food processing business. The Company applies the equity method of accounting to the 28% equity interest in Hangzhou Catering excluding the Hangzhou KFC business and recorded this investment in Equity investments based on its then fair value. The Company elected to report its share of Hangzhou Catering’s financial results with a one-quarter lag because its results are not available in time for the Company to record them in the concurrent period. The Company’s equity earnings (losses) from Hangzhou Catering, net of taxes, were immaterial for the years ended December 31, 2025, 2024 and 2023, and included in Equity in net earnings (losses) from equity method investments in our Consolidated Statement of Income. As of December 31, 2025 and 2024, the carrying amount of the Company’s equity method investment in Hangzhou Catering was $54 million and $45 million, respectively, exceeding the Company’s interest in Hangzhou Catering’s underlying net assets by $22 million and $22 million, respectively. Substantially all of this difference was attributable to its self-owned properties and impact of related deferred tax liabilities determined upon acquisition, which is being depreciated over a weighted-average remaining useful life of 20 years.

The Company purchased inventories of $1 million, $4 million and $6 million from Hangzhou Catering for the years ended December 31, 2025, 2024 and 2023, respectively. The Company’s accounts payable and other current liabilities due to Hangzhou Catering were immaterial at both December 31, 2025 and 2024.

Fujian Sunner Development Co., Ltd. (“Sunner”) Investment

In the first quarter of 2021, the Company acquired a 5% equity interest in Sunner, a Shenzhen Stock Exchange listed company. Sunner is China’s largest white-feathered chicken producer and the Company’s largest poultry supplier.

In May 2021, the Company obtained one seat on Sunner’s board of directors upon Sunner’s shareholder approval. The representation on the board, along with the Company being one of Sunner’s significant shareholders, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. The Company’s equity earnings from Sunner, net of taxes, was $10 million, $1 million and $6 million for the years ended December 31, 2025, 2024 and 2023, respectively, and included in Equity in net earnings (losses) from equity method investments in our Consolidated Statement of Income.

The Company purchased inventories of $367 million, $476 million and $507 million for years ended December 31, 2025, 2024 and 2023, respectively. The Company’s accounts payable and other current liabilities due to Sunner were $34 million and $46 million as of December 31, 2025 and 2024, respectively.

2025 Form 10-K

As of December 31, 2025 and 2024, the Company’s investment in Sunner was stated at the carrying amount of $231 million and $216 million, respectively, which was $153 million and $147 million higher than the Company’s interest in Sunner’s underlying net assets, respectively. Of this basis difference, $15 million and $15 million was related to finite-lived intangible assets which are being amortized over estimated useful life of 20 years, respectively. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of December 31, 2025 and 2024, the market value of the Company’s investment in Sunner was $147 million and $123 million based on its quoted closing price, respectively.

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

A summary of pre-tax gains or losses on investment in equity securities of Meituan recognized, which were included in Investment gain (loss) in our Consolidated Statements of Income, is as follows:

	2025	2024	2023
Unrealized (loss) gain recorded on equity securities still held as of the end of the year	$(26)	$38	$(50)

Other Equity Investments

In addition, the Company has strategic equity investments in its eco-system partners, including food and information technology service suppliers. For investments over which the Company has significant influence but does not control, the Company applies equity method to account for such investments. These investments were immaterial both individually and in aggregate, totaling $30 million and $25 million as of December 31, 2025 and 2024, respectively. The Company purchased inventories or services from these investees and the purchase amounts were immaterial for the years ended December 31, 2025, 2024 and 2023.

In the first quarter of 2025, the Company completed a strategic investment in SnowValley Agricultural Group, one of the Company’s key suppliers for potato and a private company, for a total consideration of $14 million. The investment contains certain preferential rights, including the right to redeem shares at the Company’s option upon contingent events, and is therefore accounted for as available-for-sale debt securities measured at the estimated fair value. The unrealized gains or losses, arising from the change in fair value, net of tax, is recognized in Other comprehensive income (loss) in the Consolidated Statement of Comprehensive Income. As of December 31, 2025, the carrying amount of the investment was $15 million and fair value change, net of tax was immaterial for the year ended December 31, 2025.

Note 4 – Revenue

The following tables present revenue disaggregated by types of arrangements and segments:

	2025
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$8,717	$2,282	$40	$—	$11,039	$—	$11,039
Franchise fees and income	81	10	13	—	104	—	104
Revenues from transactions with franchisees	69	7	79	347	502	—	502
Other revenues	4	25	802	71	902	(750)	152
Total revenues	$8,871	$2,324	$934	$418	$12,547	$(750)	$11,797

2025 Form 10-K

	2024
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$8,375	$2,223	$53	$—	$10,651	$—	$10,651
Franchise fees and income	69	8	17	—	94	—	94
Revenues from transactions with franchisees	55	5	71	289	420	—	420
Other revenues	10	24	648	64	746	(608)	138
Total revenues	$8,509	$2,260	$789	$353	$11,911	$(608)	$11,303

	2023
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$8,116	$2,214	$61	$—	$10,391	$—	$10,391
Franchise fees and income	62	7	20	—	89	—	89
Revenues from transactions with franchisees	45	4	74	249	372	—	372
Other revenues	17	21	624	44	706	(580)	126
Total revenues	$8,240	$2,246	$779	$293	$11,558	$(580)	$10,978

Franchise Fees and Income

	2025	2024	2023
Initial fees, including renewal fees	$8	$7	$6
Continuing fees and rental income	96	87	83
Franchise fees and income	$104	$94	$89

Costs to Obtain Contracts

Costs to obtain contracts consist of license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs, as well as upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets in the Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $6 million at both December 31, 2025 and 2024.

Contract Liabilities

Contract liabilities at December 31, 2025 and 2024 were as follows:

	2025	2024
Contract liabilities
- Deferred revenue related to prepaid stored-value products	$133	$144
- Deferred revenue related to upfront franchise fees	57	55
- Deferred revenue related to customer loyalty programs	18	15
- Deferred revenue related to privilege membership programs	44	30
Total	$252	$244

2025 Form 10-K

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees, including initial fees and pre-opening service fees. Deferred revenue related to prepaid stored-value products, privilege membership programs, and customer loyalty programs is included in Accounts payable and other current liabilities in the Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of the year amounted to $110 million and $109 million in 2025 and 2024, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the years presented.

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

Note 5 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	2025	2024	2023
Net Income – Yum China Holdings, Inc.	$929	$911	$827
Weighted-average common shares outstanding (for basic calculation)(a)	369	388	416
Effect of dilutive share-based awards(a)	2	2	4
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	371	390	420
Basic Earnings Per Common Share	$2.52	$2.34	$1.99
Diluted Earnings Per Common Share	$2.51	$2.33	$1.97
Share-based awards excluded from the diluted EPS computation(b)	3	5	3
(a)
As a result of the separation, shares of Yum China common stock were distributed to YUM’s shareholders of record as of October 19, 2016 and were included in the calculated weighted-average common shares outstanding. Holders of outstanding YUM equity awards generally received both adjusted YUM awards and Yum China awards, or adjusted awards of either YUM or Yum China in their entirety. Any subsequent exercise of these awards, whether held by the Company’s employees or YUM’s employees, would increase the number of common shares outstanding. The incremental shares arising from outstanding equity awards are included in the computation of diluted EPS, if there is dilutive effect. See Note 12 for a further discussion of share-based compensation.
(b)
These outstanding SARs, RSUs and PSUs were excluded from the computation of diluted EPS because to do so would have been antidilutive for the years presented, or because certain PSUs are contingently issuable based on the achievement of performance and market conditions, which have not been met as of December 31, 2025, 2024 and 2023.

Note 6 – Supplemental Balance Sheet Information

Accounts Receivable, net	2025	2024
Accounts receivable, gross	$97	$80
Allowance for doubtful accounts	(2)	(1)
Accounts receivable, net	$95	$79

Prepaid Expenses and Other Current Assets	2025	2024
VAT assets	$142	$117
Interest receivables	100	48
Receivables from payment processors and aggregators	72	72
Deposits, primarily lease deposits	24	22
Other prepaid expenses and current assets	102	107
Prepaid expenses and other current assets	$440	$366

2025 Form 10-K

PP&E	2025	2024
Buildings and improvements, and construction in progress	$3,340	$3,156
Finance leases, primarily buildings	90	80
Machinery and equipment	2,035	1,855
PP&E, gross	5,465	5,091
Accumulated depreciation	(2,922)	(2,684)
PP&E, net	$2,543	$2,407

Depreciation and amortization expense related to property, plant and equipment was $438 million, $467 million and $442 million in 2025, 2024 and 2023, respectively.

Equity Investments	2025	2024
Investment in equity method investees	$315	$285
Investment in equity securities	57	83
Investment in available-for-sale debt securities	15	—
Equity investments	$387	$368

Other Assets	2025	2024
Prepayment for acquisition of PP&E(a)	$122	$27
Long-term deposits, primarily lease deposits	104	97
Land use right(b)	98	107
VAT assets	14	8
Costs to obtain contracts	6	6
Others	18	11
Other assets	$362	$256
(a)
The increase was primarily due to a prepayment made in relation to the acquisition of a building located in Shanghai to house the Company’s headquarters and flagship stores, which is currently expected to be delivered to the Company in 2027.
(b)
Amortization expense related to land use right was $4 million, $4 million and $4 million in 2025, 2024 and 2023, respectively.

Accounts Payable and Other Current Liabilities	2025	2024
Accounts payable	$793	$801
Operating lease liabilities	438	417
Accrued compensation and benefits	261	235
Contract liabilities	205	196
Accrued capital expenditures	166	192
Dividends payable	51	40
Accrued marketing expenses	40	33
Other current liabilities	173	166
Accounts payable and other current liabilities	$2,127	$2,080

Other Liabilities	2025	2024
Contract liabilities	$47	$48
Accrued income tax payable	24	23
Other non-current liabilities	87	86
Other liabilities	$158	$157

2025 Form 10-K

Note 7 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2023
Goodwill, gross	$2,323	$1,840	$18	$465
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$1,932	$1,840	$18	$74
Effect of currency translation adjustments	(52)	(50)	—	(2)
Balance as of December 31, 2024
Goodwill, gross	2,271	1,790	18	463
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$1,880	$1,790	$18	$72
Effect of currency translation adjustments	83	80	1	2
Balance as of December 31, 2025
Goodwill, gross	2,354	1,870	19	465
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$1,963	$1,870	$19	$74
(a)
Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.

Intangible assets, net as of December 31, 2025 and 2024 are as follows:

	2025				2024
	Gross Carrying Amount(a)	Accumulated Amortization(a)	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$274	$(271)	$—	$3	$262	$(259)	$—	$3
Huang Ji Huang franchise related assets	21	(7)	—	14	20	(5)	—	15
Daojia platform	9	(2)	(7)	—	9	(2)	(7)	—
Customer-related assets	11	(10)	(1)	—	11	(10)	(1)	—
Other	9	(6)	—	3	8	(5)	—	3
	$324	$(296)	$(8)	$20	$310	$(281)	$(8)	$21
Indefinite-lived intangible assets
Little Sheep trademark	$51	$—	$—	$51	$49	$—	$—	$49
Huang Ji Huang trademark	77	—	—	77	74	—	—	74
	$128	$—	$—	$128	$123	$—	$—	$123

Total intangible assets	$452	$(296)	$(8)	$148	$433	$(281)	$(8)	$144
(a)
Changes in gross carrying amount and accumulated amortization include the effect of currency translation adjustments.
(b)
Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense for finite-lived intangible assets was $2 million in 2025, $2 million in 2024 and $4 million in 2023. Amortization expense for finite-lived intangible assets is expected to approximate $2 million in each of 2026, 2027, 2028, 2029 and 2030.

2025 Form 10-K

Note 8 – Credit Facilities and Short-term Borrowings

As of December 31, 2025, the Company had credit facilities of RMB10,495 million (approximately $1,502 million), comprised of onshore credit facilities in the aggregate amount of RMB7,700 million (approximately $1,102 million), offshore credit facilities in the aggregate amount of $200 million and a credit facility of $200 million that can be used for either onshore or offshore.

The credit facilities had remaining terms ranging from less than one year to three years as of December 31, 2025. Our credit facilities mainly include term loans, overdrafts, letters of credit, banker’s acceptance notes and bank guarantees. The credit facilities in general bear interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreements. As of December 31, 2025 and 2024, we had outstanding short-term bank borrowings of $30 million and $127 million, respectively, mainly to manage working capital at our operating subsidiaries. The RMB denominated bank borrowings bear a weighted-average interest rate of 1.5% and 1.7% for the years ended December 31, 2025 and 2024, respectively, and are due within one year from their issuance dates. As of December 31, 2025, we also had outstanding bank guarantees of RMB296 million (approximately $42 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants, as well as outstanding bank guarantees of RMB360 million (approximately $52 million) to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements. Our credit facilities were therefore reduced by outstanding short-term bank borrowings, adjusted for unamortized interest and collateral, and outstanding guarantees. As of December 31, 2025, the Company had unused credit facilities of approximately $1,378 million.

Note 9 – Leases

As of December 31, 2025, we leased approximately 15,000 properties in China for our Company-owned restaurants. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant profit is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	2025/12/31	2024/12/31	Account Classification
Assets
Operating lease right-of-use assets	$2,189	$2,146	Operating lease right-of-use assets
Finance lease right-of-use assets	49	46	PP&E
Total leased assets(a)	$2,238	$2,192

Liabilities
Current
Operating lease liabilities	$438	$417	Accounts payable and other current liabilities
Finance lease liabilities	6	5	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,823	1,816	Non-current operating lease liabilities
Finance lease liabilities	51	49	Non-current finance lease liabilities
Total lease liabilities	$2,318	$2,287

2025 Form 10-K

Summary of Lease Cost				Account Classification
	2025	2024	2023

Operating lease cost	$498	$518	$517	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	6	5	5	Occupancy and other operating expenses
Interest on lease liabilities	2	3	2	Interest expense, net
Variable lease cost(b)	438	420	402	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	12	13	15	Occupancy and other operating expenses or G&A
Sub-lease income	(17)	(19)	(21)	Franchise fees and income or Other revenues
Total lease cost	$939	$940	$920
(a)
As of December 31, 2025, excluding the impact of foreign currency translation, right-of-use (“ROU”) assets decreased, primarily due to the amortization of assets relating to existing leases with fixed lease payments and a higher portion of our leases with variable lease payments. The decrease of lease liabilities, excluding the impact of foreign currency translation, was consistent with the decrease of ROU assets.
(b)
The Company was granted $11 million in lease concessions from landlords related to the effects of the COVID-19 pandemic for the year ended December 31, 2023. The lease concessions were primarily in the form of rent reduction over the period of time when the Company’s restaurant business was adversely impacted. The Company applied the interpretive guidance in a FASB staff question-and-answer document issued in April 2020 and elected: (1) not to evaluate whether a concession received in response to the COVID-19 pandemic is a lease modification and (2) to assume such concession was contemplated as part of the existing lease contract with no contract modification. Such concession was recognized as negative variable lease cost in the period the concession was granted. The Company was no longer granted such lease concession beginning in 2024.

Supplemental Cash Flow Information
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$504	$516	$531
Operating cash flows from finance leases	2	3	2
Financing cash flows from finance leases	5	5	5
Right-of-use assets obtained in exchange for lease liabilities(c):
Operating leases	$341	$379	$456
Finance leases	6	11	7
(c)
This supplemental non-cash disclosure for ROU assets obtained in exchange for lease liabilities includes an increase in lease liabilities associated with obtaining new ROU assets of $355 million, $400 million and $451 million for the years ended December 31, 2025, 2024 and 2023, respectively, as well as adjustments to lease liabilities or ROU assets due to modification or other reassessment events, which resulted in a decrease of $8 million, a decrease of $10 million, and an increase of $12 million in lease liabilities for the years ended December 31, 2025, 2024 and 2023, respectively.

Lease Term and Discount Rate	2025	2024
Weighted-average remaining lease term (years)
Operating leases	6.8	6.9
Finance leases	10.3	10.8

Weighted-average discount rate
Operating leases	4.1%	4.5%
Finance leases	4.3%	4.7%

2025 Form 10-K

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of December 31, 2025 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
2026	$516	$8	$524
2027	444	8	452
2028	381	7	388
2029	311	7	318
2030	254	7	261
Thereafter	686	34	720
Total undiscounted lease payment	2,592	71	2,663
Less: imputed interest(d)	331	14	345
Present value of lease liabilities	$2,261	$57	$2,318
(d)
As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of December 31, 2025, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $68 million. These leases will commence between 2026 and 2027 with lease terms of 1 year to 20 years.

Note 10 – Fair Value Measurements and Disclosures

The Company’s financial assets and liabilities primarily consist of cash and cash equivalents, short-term investments, long-term bank deposits and notes, accounts receivable, accounts payable, short-term borrowings and lease liabilities, and the carrying values of these assets and liabilities approximate their fair value in general.

The Company’s financial assets also include its investment in equity securities and available-for-sale debt securities. Investment in equity securities is measured at fair value based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our Consolidated Statements of Income. Investment in available-for-sales debt securities is measured at estimated fair value with subsequent fair value changes recorded in Other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income.

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term bank deposits and notes, and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. The Company classifies its investment in available-for-sale debt securities in Level 3 in the fair value hierarchy because it is valued based on unobservable inputs. No transfers among the levels within the fair value hierarchy occurred in 2025 and 2024.

2025 Form 10-K

		Fair Value Measurement or Disclosure at December 31, 2025
	Balance at December 31, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Fixed income debt securities(a)	$185	$43	$142
Money market funds	93	93
Total cash equivalents	278	136	142	—
Short-term investments:
Time deposits	420		420
Fixed income debt securities(a)	200		200
Variable return investments	162	162
Structured deposits	96		96
Total short-term investments	878	162	716	—
Long-term bank deposits and notes
Time deposits	352		352
Variable return investments	151		151
Fixed income bank notes	150		150
Structured deposits	25		25
Total long-term bank deposits and notes	678	—	678	—
Equity investments:
Investment in equity securities	57	57
Investment in available-for-sale debt securities	15			15
Total Equity investments	72	57	—	15
Total	$1,906	$355	$1,536	$15

		Fair Value Measurement or Disclosure at December 31, 2024
	Balance at December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$145		$145
Fixed income debt securities(a)	196		196
Money market funds	30	30
Total cash equivalents	371	30	341	—
Short-term investments:
Time deposits	1,017		1,017
Structured deposits	90		90
Variable return investments	14	14
Total short-term investments	1,121	14	1,107	—
Long-term bank deposits and notes
Time deposits	554		554
Fixed income bank notes	534		534
Total long-term bank deposits and notes	1,088	—	1,088	—
Equity investments:
Investment in equity securities	83	83
Total	$2,663	$127	$2,536	$—

(a)
Classified as held-to-maturity investments and measured at amortized cost.

2025 Form 10-K

The Company is required to provide bank deposits, insurance or guarantees to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements. $29 million of time deposits in Short-term investments and $34 million of time deposits in Long-term bank deposits and notes were restricted for use as of December 31, 2025. $60 million of time deposits in Long-term bank deposits and notes were restricted for use as of December 31, 2024.

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

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the years ended December 31, 2025, 2024 and 2023. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective year-end dates.

	2025	2024	2023	Account Classification

Restaurant-level impairment(a)	$21	$18	$20	Closures and impairment expenses, net

(a)
Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted mainly from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. After considering the impairment charges recorded during the corresponding years, the fair value of such assets as of the relevant measurement date was $62 million, $51 million and $68 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Note 11 – Retirement Plans

As stipulated by Chinese state regulations, the Company participates in a government-sponsored defined contribution retirement plan. Substantially all employees are entitled to an annual pension equal to a fixed proportion of the average basic salary amount of the geographical area of their last employment at their retirement date. We are required to make contributions to the local social security bureau between 13% and 20% of the previous year’s average basic salary amount of the geographical area where the employees are under our employment. Contributions are recorded in the Consolidated Statements of Income as they become payable. We have no obligation for the payment of pension benefits beyond the annual contributions as set out above. The Company contributed $232 million, $239 million and $230 million to the government-sponsored plan for the year ended December 31, 2025, 2024 and 2023, respectively.

The Company also offers certain of the Company’s employees and executives retirement benefits under defined contribution plans, through which we provide a Company-funded contribution ranging from 5% to 10% of the base salary. Under the plans, participants will receive a lump sum equal to a percentage of the Company’s contributions inclusive of investment return upon termination. This percentage is generally based on a vesting schedule that provides participants with a vested 30% interest upon completion of a minimum of 3 years of service, and an additional 10% vested interest for each additional completed year, up to a maximum of 100%. The Company’s contribution amount to the plans for the years ended December 31, 2025, 2024 and 2023 was immaterial.

Note 12 – Share-Based Compensation

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

2025 Form 10-K

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

Similar to the 2016 Plan, potential awards to employees and non-employee directors under the 2022 Plan include stock options, incentive options, SARs, common stock, restricted stock, RSUs, performance shares, PSUs, and cash incentive awards. Awards under the 2016 and 2022 Plan have varying vesting provisions and exercise periods. Stock options and SARs expire 10 years after grant.

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

Award Valuation

SARs

The Company estimated the fair value of each SAR award granted to the Company’s employees as of the date of grant, using the BS model with the following assumptions:

	2025	2024	2023
Risk-free interest rate	4.3%	4.1%	3.9%
Expected term (years)	6.75	6.50	6.50
Expected volatility	37.2%	36.2%	36.3%
Expected dividend yield	2.0%	1.6%	0.8%

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

For those awards granted by the Company after the separation, the Company considered the historical volatility of the Company’s common stock. The dividend yield was estimated based on the Company’s dividend policy at the time of the grant.

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

2025 Form 10-K

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

	2025	2024	2023
Risk-free interest rate	4.2%	4.1%	4.2%
Expected volatility	39.6%	38.8%	39.3%

Compensation costs associated with PSU awards are recognized on a straight-line basis over the performance period when performance conditions are probable of being achieved, adjusted for estimated forfeiture rate.

Others

Commencing from November 11, 2016, Yum China also granted annual awards of common stock to non-employee directors for their service on Yum China’s Board of Directors. The fair value of these awards is based on the closing price of the Company’s common stock on the date of grant. The shares were issued outright to the directors on the date of grant, with no conditions attached. Therefore, the fair value of the awards was fully recognized as expenses upon grant. For the years ended December 31, 2025, 2024 and 2023, the Company recognized in full the grant-date fair value of $3.3 million, $3.2 million and $2.7 million, respectively, in the Consolidated Statements of Income and issued a total of 74,885, 86,972 and 45,843 shares of Yum China common stock, respectively.

Award Activity

SARs

	Shares (in thousands)		Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of 2025	7,090		$39.28
Granted	223		48.07
Exercised	(1,202)		26.42
Forfeited or expired	(229)		51.87
Outstanding at the end of 2025	5,882	(a)	41.75	3.87	$49
Exercisable at the end of 2025	5,147		40.87	3.31	$46

(a)
Outstanding awards represent Yum China’s SAR awards held by employees of both the Company and YUM.

The weighted-average grant-date fair value of SARs granted in 2025, 2024 and 2023 was $17.65, $14.55 and $24.67, respectively. The total intrinsic value of SARs exercised by the Company’s employees during the years ended December 31, 2025, 2024 and 2023 was $25 million, $17 million and $25 million, respectively.

As of December 31, 2025, $7 million of unrecognized compensation cost related to unvested SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.53 years. The total fair value at grant date of awards held by the Company’s employees that vested during 2025, 2024 and 2023 was $10 million, $13 million and $15 million, respectively.

2025 Form 10-K

RSUs

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested at the beginning of 2025	1,265	$47.76
Granted	557	47.72
Vested	(444)	50.42
Forfeited	(120)	46.77
Unvested at the end of 2025	1,258	46.89

The weighted-average grant-date fair value of RSUs granted in 2025, 2024 and 2023 was $47.72, $40.47 and $61.17, respectively. As of December 31, 2025, $33 million of unrecognized compensation cost related to 1,258,233 unvested RSUs, which will be reduced by any forfeiture that occurs, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.58 years. The total fair value at grant date of awards that vested during 2025, 2024 and 2023 was $22 million, $32 million and $8 million, respectively.

PSUs

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested at the beginning of 2025	400	$56.05
Granted	186	54.37
Vested	(109)	77.15
Forfeited	(106)	54.43
Unvested at the end of 2025	371	49.45

The weighted-average grant-date fair value of PSUs granted in 2025, 2024 and 2023 was $54.37, $44.52 and $71.01, respectively. As of December 31, 2025, $10 million of unrecognized compensation cost related to 370,662 unvested PSUs, which will be reduced by any forfeiture that occurs and adjusted based on the Company’s achievement of performance goals, is expected to be recognized over a remaining weighted-average vesting period of approximately 1.78 years. The total fair value at grant date of awards that vested during 2025, 2024 and 2023 was $8 million, $4 million and $41 million, respectively.

Impact on Net Income

Share-based compensation expense was $42 million, $41 million and $64 million for 2025, 2024 and 2023, respectively. Deferred tax benefits and tax benefits realized on our tax returns from tax deductions associated with share-based compensation were immaterial in each of 2025, 2024 and 2023.

Note 13 – Equity

Immediately after the separation on October 31, 2016, Yum China authorized capital stock consisted of 1,000 million shares of common stock, par value $0.01 per share, and 364 million shares of Yum China common stock were issued and outstanding. As of December 31, 2025, 355 million shares of Yum China common stock were issued and 354 million shares were outstanding.

Share Repurchase and Retirement

The Company repurchased 24.7 million shares of common stock for $1,136 million, 31.3 million shares of common stock for $1,242 million and 12.4 million shares of common stock for $617 million, excluding transaction costs and excise tax, for the years ended December 31, 2025, 2024 and 2023, respectively. In December 2025, our Board of Directors increased the share repurchase authorization by $1 billion to an aggregate of $5.4 billion, of which $1.2 billion remained available as of December 31, 2025.

2025 Form 10-K

Of the shares repurchased for the year ended December 31, 2025, 24.1 million shares were retired and resumed the status of authorized and unissued shares of common stock, and 0.6 million shares repurchased on the HKEX are expected to be retired subsequent to December 31, 2025 and included in Treasury stock in the Consolidated Financial Statements.

The Inflation Reduction Act of 2022 (“IRA”), which is discussed further in Note 14, imposes an excise tax of 1% on net share repurchases that occur after December 31, 2022. Excise tax on net share repurchases, which was recognized as part of the cost of the shares repurchased, amounted to $11 million, $12 million and $6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Cash Dividend

On October 4, 2017, the Board of Directors approved a regular quarterly cash dividend program, and we have paid a quarterly cash dividend on Yum China’s common stock since the fourth quarter of 2017, except for the second and third quarters of 2020 due to the unprecedented effects of the COVID-19 pandemic. Cash dividends totaling $353 million, $248 million and $216 million were paid to stockholders in 2025, 2024 and 2023, respectively.

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

In accordance with the PRC Company Law, the Company’s PRC subsidiaries are required to provide certain statutory reserves, namely statutory surplus reserve and the discretionary surplus reserve which are appropriated from net profit as reported in the enterprises’ PRC statutory accounts. Appropriations to the statutory surplus reserve are required to be at least 10% of their annual after-tax profit until cumulative reserve has reached 50% of their respective registered capital based on the enterprises’ PRC statutory accounts. Appropriations to the discretionary surplus reserve are at the discretion of the board of directors for respective PRC subsidiaries. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

As a result of these Chinese laws and regulations subject to the limit discussed above that require annual appropriations of 10% of after-tax income to be set aside, prior to payment of dividends as statutory reserves, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets including paid-in capital and the statutory reserves of the Company’s PRC subsidiaries were approximately $1.5 billion as of December 31, 2025.

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

Note 14 – Income Taxes

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

2025 Form 10-K

In December 2022, a refined Foreign Sourced Income Exemption (“FSIE”) regime was published in Hong Kong and took effect from January 1, 2023. Under the new FSIE regime, certain foreign sourced income would be deemed as being sourced from Hong Kong and chargeable to Hong Kong Profits Tax, if the recipient entity fails to meet the prescribed exception requirements. Certain dividends, interests, intellectual property income and disposal gains, if any, received by us and our Hong Kong subsidiaries may be subject to the new tax regime. Based on our preliminary analysis, this legislation did not have a material impact on our financial statements. The Company will monitor the developments and continue to evaluate the impact, if any.

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

In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the U.S. The OBBBA includes a broad range of provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and others. These provisions have multiple effective dates beginning in 2025. Based on our preliminary analysis, we do not expect this legislation to have a material impact on our financial statements. The Company will monitor the regulatory developments and continue to evaluate the impact, if any.

As described in Note 2, effective for the year ended December 31, 2025, we adopted ASU 2023-09 and applied the disclosure requirements retrospectively to all periods presented.

U.S. and foreign income (loss) before taxes are set forth below:

	2025	2024	2023
U.S.	$8	$28	$42
Mainland China	1,335	1,219	1,165
Other Foreign Jurisdictions	15	84	19
	$1,358	$1,331	$1,226

The details of our income tax provision are set forth below:

		2025	2024	2023
Current:	Federal	$4	$10	$14
	State	—	—	—
	Foreign	379	353	325
		$383	$363	$339

Deferred:	Federal	$(4)	$8	$(11)
	State	—	—	—
	Foreign	(10)	(15)	1
		$(14)	$(7)	$(10)
		$369	$356	$329

2025 Form 10-K

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2025		2024		2023
U.S. federal statutory rate	$285	21.0%	$280	21.0%	$257	21.0%
State and local income taxes	—	—	—	—	—	—
Foreign tax effects
Mainland China
Statutory tax rate difference between Mainland China and the U.S.	53	3.9	48	3.6	46	3.8
Effect of preferential tax benefit	(17)	(1.2)	(15)	(1.1)	(19)	(1.6)
Withholding tax on distributable earnings	41	3.0	36	2.7	36	2.9
Others	4	0.3	6	0.5	12	1.0
Other foreign jurisdictions	4	0.3	(11)	(1.0)	3	0.4
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—	—	—
Effect of cross-border tax laws	(1)	(0.1)	12	1.0	(4)	(0.4)
Tax credits	—	—	—	—	(1)	(0.1)
Changes in valuation allowances	1	0.1	—	—	(1)	(0.1)
Nontaxable or nondeductible items	(1)	(0.1)	—	—	—	—
Change in unrecognized tax benefits	—	—	—	—	—	—
Effective income tax rate	$369	27.2%	$356	26.7%	$329	26.9%

Statutory tax rate difference between Mainland China and the U.S. A majority of our income is earned in China, which is generally subject to a 25% tax rate. The negative impact in 2025, 2024 and 2023 is primarily due to the U.S. federal statutory rate of 21%, which is lower than China’s statutory income tax rate.

Effect of preferential tax benefit. This item represents the benefits from preferential tax rates applied at certain qualified Chinese subsidiaries.

Withholding tax on distributable earnings. This item represents withholding tax impact on planned or actual repatriation of earnings outside of China, at the withholding tax rate of 5% or 10% depending on the manner of repatriation, the applicable tax treaties or tax arrangements, as well as the interpretation in applying these treaties and arrangements.

The details of 2025 and 2024 deferred tax assets (liabilities) are set forth below:

	2025			2024
	Assets	Liabilities	Total	Assets	Liabilities	Total
Operating losses and tax credit carryforwards	$38	$—	$38	$37	$—	$37
Tax benefit from Little Sheep restructuring	14	—	14	14	—	14
Employee compensation and benefits	8	—	8	10	—	10
Deferred income and other	135	—	135	119	—	119
Lease	587	(550)	37	578	(538)	40
Property, plant and equipment	—	(146)	(146)	—	(145)	(145)
Intangible assets	—	(38)	(38)	—	(36)	(36)
Gain from re-measurement of equity interest upon acquisition	—	(221)	(221)	—	(214)	(214)
Withholding tax on distributable earnings	—	(16)	(16)	—	(17)	(17)
Unrealized gains from equity securities	—	(4)	(4)	—	(9)	(9)
Others	7	(7)	—	9	(4)	5
Valuation Allowance	(57)	—	(57)	(55)	—	(55)
Net deferred tax assets (liabilities)	$732	(982)	$(250)	$712	(963)	$(251)

2025 Form 10-K

We have investments in our foreign subsidiaries where the carrying values for financial reporting exceed the tax basis. Except for the planned but yet to be distributed earnings, we have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone the basis differences from reversing with a tax consequence. The Company’s separation from YUM was intended to qualify as a tax-free reorganization for U.S. income tax purposes resulting in the excess of financial reporting basis over tax basis in our investment in the China business continuing to be indefinitely reinvested. The excess of financial reporting basis over tax basis as of December 31, 2017 was subject to the one-time transition tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, we continue to believe that the portion of the excess of financial reporting basis over tax basis (including earnings and profits subject to the one-time transition tax) is indefinitely reinvested in our foreign subsidiaries for foreign withholding tax purposes. We estimate that our total temporary difference for which we have not provided foreign withholding taxes is approximately $3 billion at December 31, 2025. The foreign withholding tax rate on this amount is 5% or 10% depending on the manner of repatriation, the applicable tax treaties or tax arrangements, as well as the interpretation in applying these treaties and arrangements.

At December 31, 2025, the Company had operating loss carryforwards of $157 million, primarily related to certain underperforming entities, most of which will expire by 2030. These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income.

Cash payments for tax liabilities on income tax returns filed were $370 million, $393 million and $324 million in 2025, 2024 and 2023, respectively.

	2025	2024	2023
Federal	$6	$38	$19
State	—	—	—
Mainland China	358	343	302
Other Foreign Jurisdictions	6	12	3
	$370	$393	$324

We recognize the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024
Beginning of Year	$19	$20
Additions on tax positions	5	4
Reductions due to statute expiration	(4)	(5)
End of Year	$20	$19

In 2025 and 2024, our unrecognized tax benefits were increased by $5 million and $4 million, respectively. The unrecognized tax benefits balance of $20 million as of December 31, 2025 related to the uncertainty with regard to the deductibility of certain business expenses incurred, all of which, if recognized upon audit settlement or statute expiration, would affect the effective tax rate. The accrued interest and penalties related to income taxes at December 31, 2025 and 2024 are set forth below:

	2025	2024
Accrued interest and penalties	$4	$4

In each year of 2025, 2024 and 2023, nil net impact for interest and penalties was recognized in our Consolidated Statements of Income as components of our income tax provision, respectively.

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

2025 Form 10-K

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

Note 15 – Segment Reporting

The Company has two reportable segments: KFC and Pizza Hut. Our non-reportable operating segments, including the operations of Lavazza, Huang Ji Huang, Little Sheep, Taco Bell and our delivery operating segment, and for 2023 and 2024, our e-commerce segment, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. The Company’s chief operating decision maker (“CODM”) is the chief executive officer, who reviews the financial information of each operating segment when making decisions about allocating resources and assessing the performance of the segment.

	2025
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated

Revenue from external customers	$8,871	$2,324	$184		$418	(b)	$11,797	$—	$11,797
Inter-segment revenue(c)	—	—	750		—		750	(750)	—
	8,871	2,324	934		418		12,547	(750)	11,797

Less:
Food and paper	2,690	752	13		—		3,455	—	3,455
Payroll and employee benefits	2,338	640	11		—		2,989	(2)	2,987
Occupancy and other operating expenses	2,175	598	21		—		2,794	—	2,794
General and administrative expenses	260	110	30		181		581	—	581
Franchise expenses	36	4	1		—		41	—	41
Expenses for transactions with franchisees	58	6	73		344	(b)	481	—	481
Other operating costs and expenses	3	23	783	(c)	71		880	(748)	132
Closures and impairment expenses, net	26	8	3		—		37	—	37
Other income, net	—	—	—		(1)		(1)	—	(1)

Operating Profit (Loss)	1,285	183	(1)		(177)		1,290	—	1,290

Interest income, net(a)					92				92
Investment loss(a)					(24)				(24)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$1,358

2025 Form 10-K

	2024
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated

Revenue from external customers	$8,509	$2,260	$181		$353	(b)	$11,303	$—	$11,303
Inter-segment revenue(c)	—	—	608		—		608	(608)	—
	8,509	2,260	789		353		11,911	(608)	11,303

Less:
Food and paper	2,645	727	15		—		3,387	—	3,387
Payroll and employee benefits	2,146	628	15		—		2,789	(2)	2,787
Occupancy and other operating expenses	2,170	600	28		—		2,798	—	2,798
General and administrative expenses	248	110	37		173		568	—	568
Franchise expenses	32	4	1		—		37	—	37
Expenses for transactions with franchisees	49	4	65		286	(b)	404	—	404
Other operating costs and expenses	8	22	635	(c)	63		728	(606)	122
Closures and impairment expenses, net	19	12	8		—		39	—	39
Other income, net	—	—	—		(1)		(1)	—	(1)

Operating Profit (Loss)	1,192	153	(15)		(168)		1,162	—	1,162

Interest income, net(a)					129				129
Investment gain(a)					40				40
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$1,331

	2023
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated

Revenue from external customers	$8,240	$2,246	$199		$293	(b)	$10,978	$—	$10,978
Inter-segment revenue(c)	—	—	580		—		580	(580)	—
	8,240	2,246	779		293		11,558	(580)	10,978

Less:
Food and paper	2,512	692	20		—		3,224	—	3,224
Payroll and employee benefits	2,057	649	21		—		2,727	(2)	2,725
Occupancy and other operating expenses	2,107	610	35		—		2,752	—	2,752
General and administrative expenses	263	118	43		214		638	—	638
Franchise expenses	31	4	1		—		36	—	36
Expenses for transactions with franchisees	39	4	67		246	(b)	356	—	356
Other operating costs and expenses	15	19	614	(c)	42		690	(578)	112
Closures and impairment expenses, net	12	8	9		—		29	—	29
Other expenses (income), net	2	—	—		(2)		—	—	—

Operating Profit (Loss)	1,202	142	(31)		(207)		1,106	—	1,106

Interest income, net(a)					169				169
Investment loss(a)					(49)				(49)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$1,226

2025 Form 10-K

	Depreciation and Amortization
	2025	2024	2023
KFC	$304	$337	$319
Pizza Hut	97	94	93
All Other Segments	7	8	9
Corporate and Unallocated	40	37	32
	$448	$476	$453

	Impairment Charges
	2025	2024	2023
KFC(d)	$29	$27	$18
Pizza Hut(d)	10	13	10
All Other Segments(d)	3	9	9
	$42	$49	$37

	Capital Spending
	2025	2024	2023
KFC	$302	$383	$358
Pizza Hut	89	111	113
All Other Segments	2	3	18
Corporate and Unallocated	233	208	221
	$626	$705	$710

	Total Assets
	2025	2024
KFC	$5,560	$5,334
Pizza Hut	952	914
All Other Segments	308	300
Corporate and Unallocated(e)	3,963	4,573
	$10,783	$11,121
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
(d)
Primarily includes store closure impairment charges and restaurant-level impairment charges resulting from our semi-annual impairment evaluation. See Note 10 for more information.
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

2025 Form 10-K

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

Indemnification of Officers and Directors

The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that require the Company to indemnify directors or officers for monetary damages for actions taken as a director or officer of the Company or while serving at the Company’s request as a director or officer or another position at another corporation or enterprise, as the case may be. The Company purchases standard directors and officers insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s bylaws or in the indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. The Company has not been required to make payments related to these obligations, and the fair value for these obligations is zero as of December 31, 2025.

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

Note 17 – Subsequent Events

Cash Dividend

On February 4, 2026, the Company announced that the Board of Directors declared a cash dividend of $0.29 per share on Yum China’s common stock, payable on March 25, 2026, to stockholders of record as of the close of business on March 4, 2026. Total estimated cash dividend payable is approximately $102 million.

2025 Form 10-K

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

KPMG Huazhen LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2025 and has issued their report, included herein.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2025.

Item 9B. Other Information.

During the quarter ended December 31, 2025, none of the Company’s officers (as defined in Rule 16a-1(f) under the Exchange Act, as amended) or directors adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

2025 Form 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding the Company’s Audit Committee and the Audit Committee financial expert, the Company’s code of conduct and background of the directors appearing under the captions “Governance of the Company” and “Election of Directors” is incorporated herein by reference to the 2026 Proxy Statement. The Company has adopted insider trading policies governing the purchase, sale, and/or other dispositions of the Company’s Shares by the Company, directors, officers, and restricted persons, which we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. Such policies are listed as exhibits 19.1 through 19.3 to this Form 10-K.

Information regarding executive officers of the Company is incorporated by reference from Part I of this Form 10-K.

Item 11. Executive Compensation.

Information regarding executive and director compensation and the Company’s Compensation Committee appearing under the captions “Executive Compensation”, “2025 Director Compensation” and “Governance of the Company” is incorporated herein by reference to the 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated herein by reference to the 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated herein by reference to the 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Approval and Ratification of Independent Auditors” is incorporated herein by reference to the 2026 Proxy Statement.

2025 Form 10-K

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements: Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

	(2)	Financial Statement Schedule: The Financial Statement Schedule I required to be filed hereunder are listed on page S-1.

	(3)

Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as part of this Form 10-K. The Index to Exhibits specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

2025 Form 10-K

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

2025 Form 10-K

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

10.15	Yum China Holdings, Inc. Performance Share Unit Plan (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 4, 2018). †

10.16	Yum China Holdings, Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on October 2, 2019). †

10.17

Confirmatory License Agreement, dated January 1, 2020, by and between by and between Yum Restaurants Consulting (Shanghai) Company Limited and YRI China Franchising LLC. (incorporated by reference to Exhibit 10.24 to Yum China Holdings, Inc.’s Annual Report on Form 10-K filed on February 26, 2021).

10.18

Form of Yum China Holdings, Inc. Long Term Incentive Plan Performance Share Units Agreement (Annual PSU Grants) (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2020). †

10.19

Form of Yum China Holdings, Inc. Long Term Incentive Plan Performance Share Units Agreement (Partner PSU Awards) (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2020). †

10.20

Form of Yum China Holdings, Inc. Long Term Incentive Plan Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 to Yum China Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2020). †

10.21	Form of Yum China Holdings, Inc. Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.4 to Yum China Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2020). †

10.22	Yum China Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on September 27, 2021). †

10.23	Y&L Coffee Limited Long Term Incentive Plan I (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on February 11, 2022). †

10.24	Form of Performance Share Agreement (for U.S. Tax Payers) (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on February 11, 2022). †

2025 Form 10-K

10.25	Form of Performance Share Agreement (for Non-U.S. Tax Payers) (incorporated by reference to Exhibit 10.3 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on February 11, 2022). †

10.26	Yum China Holdings, Inc. 2022 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on October 12, 2022). †

10.27***

Amendment No. 1 to Master License Agreement, dated as of April 15, 2022, by and between YRI China Franchising LLC and Yum Restaurants Consulting (Shanghai) Company Limited (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 10-Q filed on May 6, 2022).

10.28

Form of Yum China Holdings, Inc. 2022 Long Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2023). †

10.29

Form of Yum China Holdings, Inc. 2022 Long Term Incentive Plan Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2023). †

10.30

Form of Yum China Holdings, Inc. 2022 Long Term Incentive Plan Performance Unit Agreement (incorporated by reference to Exhibit 10.3 to Yum China Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2023). †

10.31

Transition and Advisor Agreement, dated August 4, 2024, by and between Yum China Holdings, Inc. and Andy Yeung (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on August 5, 2024). †j

10.32

Letter Agreement, dated March 10, 2025, by and between Yum China Holdings, Inc. and Adrian Ding (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on March 10, 2025). †

10.33

Senior Advisor Service Contract, dated June 19, 2025, by and between Yum China Holdings, Inc. and Peter A. Bassi. (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 11, 2025).

19.1

Yum China Holdings, Inc.’s Policy Regarding Transactions in Securities by Directors (incorporated by reference to Exhibit 19.1 to Yum China Holdings, Inc.’s Annual Report on Form 10-K filed on February 27, 2025).

19.2

Yum China Holdings, Inc.’s Policy Regarding Transactions in Securities by Executive Officers (incorporated by reference to Exhibit 19.2 to Yum China Holdings, Inc.’s Annual Report on Form 10-K filed on February 27, 2025).

19.3

Yum China Holdings, Inc.’s Policy Regarding Transactions in Securities by Restricted Persons (incorporated by reference to Exhibit 19.3 to Yum China Holdings, Inc.’s Annual Report on Form 10-K filed on February 27, 2025).

21.1	Subsidiaries of Yum China Holdings, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

2025 Form 10-K

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	Yum China Holdings, Inc.’s Clawback Policy (incorporated by reference to Exhibit 97.1 to Yum China Holdings, Inc.’s Annual Report on Form 10-K filed on February 29, 2024).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document *

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

2025 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUM CHINA HOLDINGS, INC.

	By:	/s/ Joey Wat
Joey Wat
Chief Executive Officer
Date: February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joey Wat	Chief Executive Officer and Director	February 27, 2026
Joey Wat	(principal executive officer)

/s/ Adrian Ding	Chief Financial Officer	February 27, 2026
Adrian Ding	(principal financial officer)

/s/ Xueling Lu	Controller	February 27, 2026
Xueling Lu	(controller and principal accounting officer)

/s/ Robert B. Aiken	Director	February 27, 2026
Robert B. Aiken

/s/ Mikel A. Durham	Director	February 27, 2026
Mikel A. Durham

/s/ Edouard Ettedgui	Director	February 27, 2026
Edouard Ettedgui

/s/ Grace Xin Ge	Director	February 27, 2026
Grace Xin Ge

/s/ David Hoffmann	Director	February 27, 2026
David Hoffmann

/s/ Fred Hu	Director	February 27, 2026
Fred Hu

/s/ Ruby Lu	Director	February 27, 2026
Ruby Lu

/s/ Zili Shao	Director	February 27, 2026
Zili Shao

/s/ William Wang	Director	February 27, 2026
William Wang

/s/ Zhe (David) Wei	Director	February 27, 2026
Zhe (David) Wei

/s/ Min (Jenny) Zhang	Director	February 27, 2026
Min (Jenny) Zhang

/s/ Christina Xiaojing Zhu	Director	February 27, 2026
Christina Xiaojing Zhu

2025 Form 10-K

Schedule I – Condensed Financial Statements of Parent Company

Condensed Balance Sheets

Yum China Holdings, Inc.

December 31, 2025 and 2024

(in US$ millions)

	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$100	$96
Short-term investments	250	480
Prepaid expenses and other current assets	40	9
Total Current Assets	390	585
Long-term bank deposits and notes	—	275
Long-term investment in subsidiaries	5,017	4,897
Total Assets	5,407	5,757
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	24	21
Total Current Liabilities	24	21
Deferred income tax liabilities	4	8
Total Liabilities	28	29

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 355 million shares and 379 million shares issued at December 31, 2025 and 2024, respectively; 354 million shares and 378 million shares outstanding at December 31, 2025 and 2024, respectively.	4	4
Treasury stock	(28)	(52)
Additional paid-in capital	3,796	4,028
Retained earnings	1,764	2,089
Accumulated other comprehensive loss	(157)	(341)
Total Yum China Holdings, Inc. Stockholders' Equity	5,379	5,728
Total Liabilities and Equity	$5,407	$5,757

See accompanying Notes to Condensed Financial Statements.

2025 Form 10-K

Schedule I – Condensed Financial Statements of Parent Company

Condensed Statements of Comprehensive Income

Yum China Holdings, Inc.

Years ended December 31, 2025, 2024 and 2023

(in US$ millions)

	2025	2024	2023
General and administrative expenses	17	18	17
Interest income, net	22	43	57
Income Before Income Taxes and Equity in Net Earnings from Subsidiaries	5	25	40
Income tax provision	—	18	3
Equity in net earnings from subsidiaries	924	904	790
Net Income — Yum China Holdings, Inc.	929	911	827
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	184	(112)	(126)
Comprehensive Income – Yum China Holdings, Inc.	1,113	799	701

See accompanying Notes to Condensed Financial Statements.

2025 Form 10-K

Schedule I – Condensed Financial Statements of Parent Company

Condensed Statements of Cash Flows

Yum China Holdings, Inc.

Years ended December 31, 2025, 2024 and 2023

(in US$ millions)

	2025	2024	2023
Cash Flows – Operating Activities
Net Cash Provided by Operating Activities (a)	1,019	1,659	14
Cash Flows – Investing Activities
Purchases of short-term investments, long-term bank deposits and notes	—	(598)	(921)
Maturities of short-term investments, long-term bank deposits and notes	480	426	1,151
Proceeds from repayments of loan due from subsidiaries	—	39	461
Net Cash Provided by/(Used in) Investing Activities	480	(133)	691
Cash Flows – Financing Activities
Repurchase of shares of common stock	(1,144)	(1,249)	(613)
Cash dividends paid on common stock	(353)	(248)	(216)
Other, net	2	(1)	14
Net Cash Used in Financing Activities	(1,495)	(1,498)	(815)
Net Increase/(Decrease) in Cash and Cash Equivalents	4	28	(110)
Cash and Cash Equivalents - Beginning of Year	96	68	178
Cash and Cash Equivalents - End of Year	$100	$96	$68

(a)
Includes dividends received from subsidiaries of $1,023 million, $1,674 million and nil for the years ended December 31, 2025, 2024 and 2023, respectively.

See accompanying Notes to Condensed Financial Statements.

2025 Form 10-K

Schedule I – Condensed Financial Statements of Parent Company

Notes to Condensed Financial Statements of Parent Company

The Company provided disclosures of the Condensed Financial Statements of Yum China Holdings, Inc. (“the Parent Company”) in Schedule I pursuant to the requirements of Rule 5-04(c) of Regulation S-X, in connection with considerations for restricted net assets of consolidated subsidiaries (see Note 13 for additional information).

The Condensed Financial Statements of the Parent Company have been prepared using the same accounting policies as set out in the Consolidated Financial Statements and the equity method has been adopted to account for investment in subsidiaries based on Accounting Standards Codification Topic 323, Investments – Equity Method and Joint Ventures. The above Condensed Financial Statements of the Parent Company should be read in conjunction with the Company’s Consolidated Financial Statements on Form 10-K.

The Company provides full guarantee to certain subsidiary under a credit facility of $100 million. As the credit facility was undrawn as of December 31, 2025, there was no outstanding borrowing. Other than above, the Parent Company did not have material contingencies, long-term obligations and guarantees as of December 31, 2025 and 2024, except for those disclosed in the Consolidated Financial Statements.

2025 Form 10-K