Form 10-Q
period 2026-03-31
Yum China Holdings, Inc.
filed 2026-05-08
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2026 was 349,147,371 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended
Revenues	3/31/2026	3/31/2025
Company sales	$3,047	$2,801
Franchise fees and income	30	27
Revenues from transactions with franchisees	156	121
Other revenues	38	32
Total revenues	3,271	2,981
Costs and Expenses, Net
Company restaurants
Food and paper	963	874
Payroll and employee benefits	813	719
Occupancy and other operating expenses	718	688
Company restaurant expenses	2,494	2,281
General and administrative expenses	137	138
Franchise expenses	12	11
Expenses for transactions with franchisees	150	117
Other operating costs and expenses	31	29
Closures and impairment expenses, net	—	6
Total costs and expenses, net	2,824	2,582
Operating Profit	447	399
Interest income, net	16	26
Investment (loss) gain	(11)	3
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	452	428
Income tax provision	(123)	(119)
Equity in net earnings (losses) from equity method investments	2	4
Net income – including noncontrolling interests	331	313
Net income – noncontrolling interests	22	21
Net Income – Yum China Holdings, Inc.	$309	$292
Weighted-average common shares outstanding (in millions):
Basic	353	376
Diluted	354	378
Basic Earnings Per Common Share	$0.88	$0.78
Diluted Earnings Per Common Share	$0.87	$0.77

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended
	3/31/2026	3/31/2025
Net income – including noncontrolling interests	$331	$313
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	67	27
Comprehensive income – including noncontrolling interests	398	340
Comprehensive income – noncontrolling interests	30	25
Comprehensive Income – Yum China Holdings, Inc.	$368	$315

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended
	3/31/2026	3/31/2025
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$331	$313
Depreciation and amortization	117	109
Non-cash operating lease cost	106	99
Closures and impairment expenses	—	6
Investment loss (gain)	11	(3)
Equity in net (earnings) losses from equity method investments	(2)	(4)
Distributions of income received from equity method investments	3	4
Deferred income taxes	(3)	2
Share-based compensation expense	10	9
Changes in accounts receivable	(7)	(2)
Changes in inventories	30	78
Changes in prepaid expenses, other current assets and value-added tax assets	68	25
Changes in accounts payable and other current liabilities	(68)	(179)
Changes in income taxes payable	68	61
Changes in non-current operating lease liabilities	(102)	(101)
Other, net	(12)	35
Net Cash Provided by Operating Activities	550	452
Cash Flows – Investing Activities
Capital spending	(144)	(137)
Purchases of short-term investments, long-term bank deposits and notes	(1,867)	(1,838)
Maturities of short-term investments, long-term bank deposits and notes	1,777	1,916
Acquisition of equity investment	—	(14)
Other, net	1	1
Net Cash Used in Investing Activities	(233)	(72)
Cash Flows – Financing Activities
Proceeds from short-term borrowings	20	—
Repayment of short-term borrowings	(30)	—
Repurchase of shares of common stock	(218)	(173)
Cash dividends paid on common stock	(102)	(90)
Dividends paid to noncontrolling interests	(15)	(13)
Other, net	(8)	(4)
Net Cash Used in Financing Activities	(353)	(280)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	3	2
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(33)	102
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	506	723
Cash, Cash Equivalents, and Restricted Cash - End of Period	$473	$825

Supplemental Cash Flow Data
Cash paid for income tax	53	54
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	133	132

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	3/31/2026	12/31/2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$473	$506
Short-term investments	956	878
Accounts receivable, net	103	95
Inventories, net	414	438
Prepaid expenses and other current assets	373	440
Total Current Assets	2,319	2,357
Property, plant and equipment, net	2,570	2,543
Operating lease right-of-use assets	2,175	2,189
Goodwill	1,990	1,963
Intangible assets, net	149	148
Long-term bank deposits and notes	707	678
Equity investments	398	387
Deferred income tax assets	160	156
Other assets	369	362
Total Assets	10,837	10,783

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	2,126	2,127
Short-term borrowings	20	30
Income taxes payable	158	89
Total Current Liabilities	2,304	2,246
Non-current operating lease liabilities	1,802	1,823
Non-current finance lease liabilities	50	51
Deferred income tax liabilities	412	406
Other liabilities	162	158
Total Liabilities	4,730	4,684

Redeemable Noncontrolling Interest	—	—

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 351 million shares and 355 million shares issued at March 31, 2026 and December 31, 2025, respectively; 351 million shares and 354 million shares outstanding at March 31, 2026 and December 31, 2025, respectively.	4	4
Treasury stock	(13)	(28)
Additional paid-in capital	3,752	3,796
Retained earnings	1,788	1,764
Accumulated other comprehensive loss	(98)	(157)
Total Yum China Holdings, Inc. Stockholders' Equity	5,433	5,379
Noncontrolling interests	674	720
Total Equity	6,107	6,099
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$10,837	$10,783

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Equity (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount	Capital	Earnings	Loss	Shares*	Amount	Interests	Equity	Interest
Balance at December 31, 2025	355	$4	$3,796	$1,764	$(157)	(1)	$(28)	$720	$6,099	$—
Net Income				309				22	331	—
Foreign currency translation adjustments					59			8	67	—
Comprehensive income									398	—
Cash dividends declared ($0.29 per common share)				(102)					(102)
Distributions to noncontrolling interests								(76)	(76)
Repurchase and retirement of shares	(4)	—	(48)	(183)		—	15		(216)
Exercise and vesting of share-based awards	1	—	(6)						(6)
Share-based compensation			10					—	10
Balance at March 31, 2026	351	$4	$3,752	$1,788	$(98)	—	$(13)	$674	$6,107	$—

Balance at December 31, 2024	379	$4	$4,028	$2,089	$(341)	(1)	$(52)	$686	$6,414	$13
Net Income				292				21	313	—
Foreign currency translation adjustments					23			4	27	—
Comprehensive income									340	—
Cash dividends declared ($0.24 per common share)				(90)					(90)
Distributions to noncontrolling interests								(69)	(69)
Repurchase and retirement of shares	(5)	—	(50)	(167)		1	44		(173)
Exercise and vesting of share-based awards	1	—	(5)						(5)
Share-based compensation			9					—	9
Balance at March 31, 2025	375	$4	$3,982	$2,124	$(318)	—	$(8)	$642	$6,426	$13

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

The Company owns, franchises or has ownership in entities that own and operate restaurants (also referred to as “stores” or “units”) under the KFC, Pizza Hut, Lavazza, Huang Ji Huang, Little Sheep and Taco Bell concepts (collectively, the “concepts”). Our right to use and sublicense the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC, Pizza Hut and Taco Bell brands and their related marks and other intellectual property rights for restaurant services is governed by the master license agreement between Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company and YUM, through YRI China Franchising LLC, a subsidiary of YUM, effective from January 1, 2020 and previously through Yum! Restaurants Asia Pte. Ltd., another subsidiary of YUM, from October 31, 2016 to December 31, 2019. Pursuant to the master license agreement, we are the exclusive licensee of the KFC, Pizza Hut and, subject to the agreed terms, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China (the “PRC” or “China”), excluding Hong Kong, Macau and Taiwan. The term of the license is 50 years from October 31, 2016 for the KFC and Pizza Hut brands and, subject to achieving certain agreed-upon milestones, 50 years from April 15, 2022 for the Taco Bell brand, with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to us being in “good standing” and unless we give notice of our intent not to renew. In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. The agreed-upon milestone for the Taco Bell brand included at least 225 stores by the end of 2025, subject to the terms of the agreement. There were 27 Taco Bell restaurants in China as of March 31, 2026, and the Company and YUM are currently in the process of renegotiating the terms with respect to the development of the Taco Bell brand in China. We own the intellectual property of Huang Ji Huang and Little Sheep and pay no license fee related to these concepts.

In 1987, KFC was the first major global restaurant brand to enter China. As of March 31, 2026, there were 13,454 KFC stores in China. We maintain a controlling interest of 58%, 70%, 83%, 92% and approximately 60% in the entities that own and operate the KFCs in and around Shanghai, Beijing, Wuxi, Suzhou and Hangzhou, respectively.

The first Pizza Hut in China opened in 1990. As of March 31, 2026, there were 4,375 Pizza Hut restaurants in China.

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

The Company has two reportable segments: KFC and Pizza Hut. Our non-reportable operating segments, including the operations of Lavazza, Huang Ji Huang, Little Sheep, Taco Bell and our delivery operating segment, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. Additional details on our segment reporting are included in Note 13.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of March 31, 2026, and our results of operations, comprehensive income, statements of equity and cash flows for the quarters ended March 31, 2026 and 2025. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2026.

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

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. ASU 2025-05 is effective for the Company from January 1, 2026, with early adoption permitted. We adopted this standard on January 1, 2026, and elected to adopt the practical expedient prospectively. Such adoption did not have a material impact on our financial statements.

Note 3 – Business Acquisitions and Equity Investments

Consolidation of Hangzhou KFC and Equity Investment in Hangzhou Catering

In the fourth quarter of 2021, the Company completed its investment in a 28% equity interest in Hangzhou Catering, an entity holding a 45% equity interest in Hangzhou KFC, of which the Company previously held a 47% equity interest. Upon completion of the transaction, the Company directly and indirectly holds an approximately 60% equity interest in Hangzhou KFC and has majority representation on the board, and thus obtained control over Hangzhou KFC and started to consolidate its results from the acquisition date. In addition to its equity interest in Hangzhou KFC, Hangzhou Catering operates Chinese dining restaurants under four time-honored brands and a food processing business. The Company applies the equity method of accounting to the 28% equity interest in Hangzhou Catering excluding the Hangzhou KFC business and recorded this investment in Equity investments based on its then fair value. The Company elected to report its share of Hangzhou Catering’s financial results with a one-quarter lag because its results are not available in time for the Company to record them in the concurrent period. The Company’s equity earnings (losses) from Hangzhou Catering, net of taxes, were immaterial for both quarters ended March 31, 2026 and 2025, and included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income. As of March 31, 2026 and December 31, 2025, the carrying amount of the Company’s equity method investment in Hangzhou Catering was $71 million and $54 million, respectively, exceeding the Company’s interest in Hangzhou Catering’s underlying net assets by $22 million and $22 million, respectively. Substantially all of this difference was attributable to its self-owned properties and impact of related deferred tax liabilities determined upon acquisition, which is being depreciated over a weighted-average remaining useful life of 20 years.

The purchase amount from Hangzhou Catering was immaterial for both quarters ended March 31, 2026 and 2025. The Company’s accounts payable and other current liabilities due to Hangzhou Catering were immaterial as of both March 31, 2026 and December 31, 2025.

Fujian Sunner Development Co., Ltd. (“Sunner”) Investment

In the first quarter of 2021, the Company acquired a 5% equity interest in Sunner, a Shenzhen Stock Exchange-listed company. Sunner is China’s largest white-feathered chicken producer and the Company’s largest poultry supplier.

In May 2021, the Company obtained one seat on Sunner’s board of directors upon Sunner’s shareholder approval. The representation on the board, along with the Company being one of Sunner’s significant shareholders, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. The Company’s equity earnings from Sunner, net of taxes, was $2 million for both quarters ended March 31, 2026 and 2025, which were included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statement of Income.

The Company purchased inventories of $96 million and $86 million from Sunner for the quarters ended March 31, 2026 and 2025, respectively. The Company’s accounts payable and other current liabilities due to Sunner were $33 million and $34 million as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, the carrying amount of the Company’s investment in Sunner was $236 million and $231 million, respectively, exceeding the Company’s interest in Sunner’s underlying net assets by $155 million and $153 million, respectively. As of March 31, 2026 and December 31, 2025, $14 million and $15 million of these basis differences were related to finite-lived intangible assets determined upon acquisition, respectively, which are being amortized over the estimated useful life of 20 years. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of March 31, 2026 and December 31, 2025, the market value of the Company’s investment in Sunner was $160 million and $147 million based on its quoted closing price, respectively.

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

A summary of pre-tax gains or losses on investment in equity securities of Meituan recognized, which were included in Investment gain (loss) in our Condensed Consolidated Statements of Income, is as follows:

	Quarter Ended
	3/31/2026	3/31/2025
Unrealized (loss) gain recorded on equity securities still held as of the end of the period	$(12)	$2

Other Equity Investments

In addition, the Company has strategic equity investments in its eco-system partners, including food and information technology service suppliers. For investments over which the Company has significant influence but does not control, the Company applies equity method to account for such investments. These investments were immaterial both individually and in aggregate, totaling $31 million and $30 million as of March 31, 2026 and December 31, 2025, respectively. The Company purchased inventories or services from these investees and the purchase amounts were immaterial for both quarters ended March 31, 2026 and 2025.

In the first quarter of 2025, the Company completed a strategic investment in SnowValley Agricultural Group, one of the Company’s key suppliers for potato and a private company, for a total consideration of $14 million. The investment contains certain preferential rights, including the right to redeem shares at the Company’s option upon contingent events, and is therefore accounted for as available-for-sale debt securities measured at the estimated fair value. The unrealized gains or losses, arising from the change in fair value, net of tax, is recognized in Other comprehensive income (loss) in the Condensed Consolidated Statement of Comprehensive Income. As of both March 31, 2026 and December 31, 2025, the carrying amount of the investment was $15 million and fair value change was nil for both quarters ended March 31, 2026 and 2025.

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

Disaggregation of Revenue

The following tables present revenue disaggregated by types of arrangements and segments:

	Quarter Ended 3/31/2026
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$2,410	$627	$10	$—	$3,047	$—	$3,047
Franchise fees and income	23	3	4	—	30	—	30
Revenues from transactions with franchisees	19	2	26	109	156	—	156
Other revenues	1	3	248	22	274	(236)	38
Total revenues	$2,453	$635	$288	$131	$3,507	$(236)	$3,271

	Quarter Ended 3/31/2025
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$2,208	$584	$9	$—	$2,801	$—	$2,801
Franchise fees and income	21	2	4	—	27	—	27
Revenues from transactions with franchisees	16	2	19	84	121	—	121
Other revenues	1	7	170	17	195	(163)	32
Total revenues	$2,246	$595	$202	$101	$3,144	$(163)	$2,981

Accounts Receivable

Accounts receivable primarily consist of trade receivables and royalties from franchisees, and are generally due within 30 days of the period in which the corresponding sales occur. Our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information. Upon adoption of ASU 2025-05 on January 1, 2026, the Company elected the practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of accounts receivable. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of both March 31, 2026 and December 31, 2025, the ending balances of provision for accounts receivable were $2 million, and amounts of accounts receivable past due were immaterial.

Costs to Obtain Contracts

Costs to obtain contracts consist of license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs, as well as upfront franchise fees that we paid to YUM prior to the separation in relation to initial fees or renewal fees we received from franchisees. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets in the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. Subsequent to the separation, we are no longer required to pay YUM initial or renewal fees that we receive from franchisees. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $6 million as of both March 31, 2026 and December 31, 2025.

Contract Liabilities

Contract liabilities at March 31, 2026 and December 31, 2025 were as follows:

Contract liabilities	3/31/2026	12/31/2025
– Deferred revenue related to prepaid stored-value products	$148	$132
– Deferred revenue related to upfront franchise fees	56	57
– Deferred revenue related to customer loyalty programs	17	18
– Deferred revenue related to privilege membership programs	40	44
Total	$261	$251

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees, including initial fees and pre-opening service fees. Deferred revenue related to prepaid stored-value products, privilege membership programs and customer loyalty programs is included in Accounts payable and other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $60 million and $63 million for the quarters ended March 31, 2026 and 2025, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 5 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended
	3/31/2026	3/31/2025
Net Income – Yum China Holdings, Inc.	$309	$292
Weighted-average common shares outstanding (for basic calculation)(a)	353	376
Effect of dilutive share-based awards(a)	1	2
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)(a)	354	378
Basic Earnings Per Common Share	$0.88	$0.78
Diluted Earnings Per Common Share	$0.87	$0.77
Share-based awards excluded from the diluted EPS computation(b)	2	3

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
(b)
These outstanding stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) were excluded from the computation of diluted EPS because to do so would have been antidilutive for the periods presented, or because certain awards are contingently issuable based on the achievement of performance and market conditions, which have not been met as of March 31, 2026 and 2025.

Note 6 – Equity

Share Repurchase and Retirement

As of March 31, 2026, our Board of Directors authorized an aggregate of $5.4 billion for our share repurchase program, including its most recent increase in authorization in December 2025. During the quarters ended March 31, 2026 and 2025, the Company repurchased 4.1 million shares of common stock for $214 million, and 3.6 million shares of common stock for $172 million, respectively, under the repurchase program, excluding transaction costs and excise tax. As of March 31, 2026, approximately $942 million remained available for future share repurchases under the authorization.

Of the shares repurchased for the quarter ended March 31, 2026, 3.9 million shares were retired and resumed the status of authorized and unissued shares of common stock, and 0.2 million shares repurchased on the HKEX are expected to be retired subsequent to March 31, 2026, and included in Treasury stock in the Condensed Consolidated Financial Statements.

The Inflation Reduction Act of 2022 (“IRA”), which is discussed further in Note 12, imposes an excise tax of 1% on net share repurchases that occur after December 31, 2022. Excise tax on net share repurchases, which was recognized as part of the cost of the shares repurchased, amounted to $2 million and $1 million for the quarters ended March 31, 2026 and 2025, respectively.

Note 7 – Supplemental Balance Sheet Information

Accounts Receivable, net	3/31/2026	12/31/2025
Accounts receivable, gross	$105	$97
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$103	$95

Prepaid Expenses and Other Current Assets	3/31/2026	12/31/2025
Value-added tax (“VAT”) assets	$147	$142
Receivables from payment processors and aggregators	57	72
Interest receivables	40	100
Deposits, primarily lease deposits	23	24
Other prepaid expenses and current assets	106	102
Prepaid expenses and other current assets	$373	$440

Property, Plant and Equipment (“PP&E”)	3/31/2026	12/31/2025
Buildings and improvements, and construction in progress	$3,396	$3,340
Finance leases, primarily buildings	91	90
Machinery and equipment	2,100	2,035
PP&E, gross	5,587	5,465
Accumulated depreciation	(3,017)	(2,922)
PP&E, net	$2,570	$2,543

Equity Investments	3/31/2026	12/31/2025
Investment in equity method investees	$338	$315
Investment in equity securities	45	57
Investment in available-for-sale debt securities	15	15
Equity investments	$398	$387

Other Assets	3/31/2026	12/31/2025
Prepayment for acquisition of PP&E(a)	$123	$122
Long-term deposits, primarily lease deposits	107	104
Land use right	99	98
VAT assets	14	14
Costs to obtain contracts	6	6
Others	20	18
Other assets	$369	$362
(a)
Primarily includes a prepayment made in relation to the acquisition of a building located in Shanghai to house the Company’s headquarters and flagship stores, which is currently expected to be delivered to the Company in 2027.

Accounts Payable and Other Current Liabilities	3/31/2026	12/31/2025
Accounts payable	$822	$793
Operating lease liabilities	443	438
Contract liabilities	214	205
Accrued compensation and benefits	178	261
Accrued capital expenditures	133	166
Dividends payable	129	51
Accrued marketing expenses	37	40
Other current liabilities	170	173
Accounts payable and other current liabilities	$2,126	$2,127

Other Liabilities	3/31/2026	12/31/2025
Contract liabilities	$47	$47
Accrued income tax payable	26	24
Other non-current liabilities	89	87
Other liabilities	$162	$158

Note 8 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of 12/31/2025
Goodwill, gross	$2,354	$1,870	$19	$465
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	1,963	1,870	19	74
Effect of currency translation adjustments	27	25	1	1
Balance as of 3/31/2026
Goodwill, gross	2,381	1,895	20	466
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$1,990	$1,895	$20	$75

(a)
Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.

Intangible assets, net as of March 31, 2026 and December 31, 2025 are as follows:

	3/31/2026				12/31/2025
	Gross Carrying Amount(a)	Accumulated Amortization(a)	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$277	$(275)	$—	$2	$274	$(271)	$—	$3
Huang Ji Huang franchise related assets	21	(7)	—	14	21	(7)	—	14
Daojia platform	9	(2)	(7)	—	9	(2)	(7)	—
Customer-related assets	11	(10)	(1)	—	11	(10)	(1)	—
Others	9	(6)	—	3	9	(6)	—	3
	$327	$(300)	$(8)	$19	$324	$(296)	$(8)	$20
Indefinite-lived intangible assets
Little Sheep trademark	$52	$—	$—	$52	$51	$—	$—	$51
Huang Ji Huang trademark	78	—	—	78	77	—	—	77
	$130	$—	$—	$130	$128	$—	$—	$128

Total intangible assets	$457	$(300)	$(8)	$149	$452	$(296)	$(8)	$148

(a)
Changes in gross carrying amount and accumulated amortization include the effect of currency translation adjustments.

(b)
Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense for finite-lived intangible assets was less than $1 million for both quarters ended March 31, 2026 and 2025. As of March 31, 2026, expected amortization expense for the unamortized finite-lived intangible assets was less than $2 million for the remainder of 2026 and $2 million in each of 2027, 2028, 2029 and 2030.

Note 9 – Short-term Borrowings

As of March 31, 2026 and December 31, 2025, we had outstanding short-term bank borrowings of $20 million and $30 million, respectively, mainly to manage working capital at our operating subsidiaries. The bank borrowings were RMB denominated, with a weighted-average interest rate of both 1.5%, and were due within one year from their issuance dates.

Note 10 – Leases

As of March 31, 2026, we leased over 15,300 properties in China for our Company-owned restaurants. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant profit is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	3/31/2026	12/31/2025	Account Classification
Assets
Operating lease right-of-use assets	$2,175	$2,189	Operating lease right-of-use assets
Finance lease right-of-use assets	49	49	PP&E, net
Total leased assets(a)	$2,224	$2,238

Liabilities
Current
Operating lease liabilities	$443	$438	Accounts payable and other current liabilities
Finance lease liabilities	6	6	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,802	1,823	Non-current operating lease liabilities
Finance lease liabilities	50	51	Non-current finance lease liabilities
Total lease liabilities(a)	$2,301	$2,318

Summary of Lease Cost
	Quarter Ended
	3/31/2026	3/31/2025	Account Classification

Operating lease cost	$129	$124	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	1	1	Occupancy and other operating expenses
Interest on lease liabilities	1	1	Interest income, net
Variable lease cost	124	115	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	3	4	Occupancy and other operating expenses or G&A
Sub-lease income	(5)	(5)	Franchise fees and income or Other revenues
Total lease cost	$253	$240

(a)
As of March 31, 2026, excluding the impact of foreign currency translation, right-of-use (“ROU”) assets decreased, primarily due to the amortization of assets relating to existing leases with fixed lease payments and a higher portion of our leases with variable lease payments. The decrease of lease liabilities, excluding the impact of foreign currency translation, was consistent with the decrease of ROU assets.

Supplemental Cash Flow Information
	Quarter Ended
	3/31/2026	3/31/2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$126	$128
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	2	1
Right-of-use assets obtained in exchange for lease liabilities(b):
Operating leases	$57	$50
Finance leases	—	1

(b)
This supplemental non-cash disclosure for ROU assets obtained in exchange for lease liabilities includes an increase in lease liabilities associated with obtaining new ROU assets of $56 million for both quarters ended March 31, 2026 and 2025, as well as adjustments to lease liabilities or ROU assets due to modification or other reassessment events, which resulted in a $1 million increase and $5 million decrease in lease liabilities for the quarters ended March 31, 2026 and 2025, respectively.

Lease Term and Discount Rate
	3/31/2026	3/31/2025
Weighted-average remaining lease term (years)
Operating leases	6.7	6.9
Finance leases	10.1	10.8

Weighted-average discount rate
Operating leases	3.9%	4.4%
Finance leases	4.1%	4.6%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of March 31, 2026 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2026	$399	$6	$405
2027	455	8	463
2028	393	7	400
2029	324	7	331
2029	265	7	272
Thereafter	721	34	755
Total undiscounted lease payment	2,557	69	2,626
Less: imputed interest(c)	312	13	325
Present value of lease liabilities	$2,245	$56	$2,301

(c)
As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of March 31, 2026, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $65 million. These leases will commence between the second quarter of 2026 and 2027 with lease terms of 1 year to 20 years.

Note 11 – Fair Value Measurements and Disclosures

The Company’s financial assets and liabilities primarily consist of cash and cash equivalents, short-term investments, long-term bank deposits and notes, accounts receivable, accounts payable, short-term borrowings and lease liabilities, and the carrying values of these assets and liabilities approximate their fair value in general.

The Company’s financial assets also include its investment in equity securities and available-for-sale debt securities as disclosed in Note 3. Investment in equity securities is measured at fair value based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income. Investment in available-for-sale debt securities is measured at estimated fair value with subsequent fair value changes recorded in Comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income.

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term bank deposits and notes, and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. The Company classifies its investment in available-for-sale debt securities in Level 3 in the fair value hierarchy because it is valued based on unobservable inputs. No transfers among the levels within the fair value hierarchy occurred during the quarters ended March 31, 2026 and 2025.

		Fair Value Measurement or Disclosure at March 31, 2026
	Balance at March 31, 2026	Level 1	Level 2	Level 3
Cash equivalents:
Fixed income debt securities(a)	$108		$108
Time deposits	78		78
Money market funds	57	57
Total cash equivalents	243	57	186	—
Short-term investments:
Variable return investments	360	360
Structured deposits	284		284
Fixed income debt securities(a)	200		200
Time deposits	112		112
Total short-term investments	956	360	596	—
Long-term bank deposits and notes:
Time deposits	379		379
Variable return investments	152		152
Fixed income bank notes(a)	151		151
Structured deposits	25		25
Total long-term bank deposits and notes	707	—	707	—
Equity investments:
Investment in equity securities	45	45
Investment in available-for-sale debt securities	15			15
Total equity investments	60	45	—	15
Total	$1,966	$462	$1,489	$15

		Fair Value Measurement or Disclosure at December 31, 2025
	Balance at December 31, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Fixed income debt securities(a)	$185	$43	$142
Money market funds	93	93
Total cash equivalents	278	136	142	—
Short-term investments:
Time deposits	420		420
Fixed income debt securities(a)	200		200
Variable return investments	162	162
Structured deposits	96		96
Total short-term investments	878	162	716	—
Long-term bank deposits and notes:
Time deposits	352		352
Variable return investments	151		151
Fixed income bank notes	150		150
Structured deposits	25		25
Total long-term bank deposits and notes	678	—	678	—
Equity investments:
Investment in equity securities	57	57
Investment in available-for-sale debt securities	15			15
Total equity investments	72	57	—	15
Total	$1,906	$355	$1,536	$15

(a)
Classified as held-to-maturity investments and measured at amortized cost.

The Company is required to provide bank deposits, insurance or guarantees to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements. $29 million of time deposits in Short-term investments and $35 million of time deposits in Long-term bank deposits and notes were restricted for use as of March 31, 2026, and $29 million of time deposits in Short-term investments and $34 million of time deposits in Long-term bank deposits and notes were restricted for use as of December 31, 2025.

Non-Recurring Fair Value Measurements

In addition, certain of the Company’s restaurant-level assets (including operating lease ROU assets and PP&E), goodwill and intangible assets are measured at fair value based on unobservable inputs (Level 3) on a non-recurring basis, if determined to be impaired.

We review long-lived assets of restaurants semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We recorded restaurant-level impairment of nil for both quarters ended March 31, 2026 and 2025, excluding fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective quarter-end dates.

Note 12 – Income Taxes

	Quarter Ended
	3/31/2026	3/31/2025
Income tax provision	$123	$119
Effective tax rate	27.2%	27.8%

The lower effective tax rate for the quarter ended March 31, 2026 was primarily due to higher excess tax benefits upon exercise of share-based awards.

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

In August 2022, the IRA was signed into law in the U.S., which contains certain tax measures, including a Corporate Alternative Minimum Tax (“CAMT”) of 15% on certain large corporations. On December 27, 2022, the U.S. Treasury Department and the Internal Revenue Service (the “IRS”) released Notice 2023-7, announcing their intention to issue proposed regulations addressing the application of the new CAMT. Additional notices or proposed regulations were released subsequently to continue to provide interim guidance regarding certain CAMT issues before proposed regulations are published. The Company will monitor the regulatory developments and continue to evaluate the impact on our financial statements, if any.

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

The Organization for Economic Cooperation and Development (the “OECD”), the European Union and other jurisdictions (including jurisdictions in which we have operations or presence) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD’s Pillar Two initiative introduced a 15% global minimum tax applied on a jurisdiction-by-jurisdiction basis, which many jurisdictions have enacted into their domestic law, with effective dates starting January 1, 2024. Based on our analysis, this legislation did not have a material impact on our financial statements. The Company will monitor the regulatory developments and continue to evaluate the impact, if any.

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

Note 13 – Segment Reporting

We have two reportable segments: KFC and Pizza Hut. Our non-reportable operating segments, including the operations of Lavazza, Huang Ji Huang, Little Sheep, Taco Bell and our delivery operating segment, are combined and referred to as All Other Segments, as these operating segments are insignificant both individually and in the aggregate. The Company’s chief operating decision maker (“CODM”) is the chief executive officer, who reviews the financial information of each operating segment when making decisions about allocating resources and assessing the performance of the segment.

	Quarter Ended 3/31/2026
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated
Revenue from external customers	$2,453	$635	$52		$131	(b)	$3,271	$—	$3,271
Inter-segment revenue(c)	—	—	236		—		236	(236)	—
	2,453	635	288		131		3,507	(236)	3,271

Less:
Food and paper	746	213	4		—		963	—	963
Payroll and employee benefits	643	168	3		—		814	(1)	813
Occupancy and other operating expenses	560	152	6		—		718	—	718
General and administrative expenses	61	26	6		44		137	—	137
Franchise expenses	11	1	—		—		12	—	12
Expenses for transactions with franchisees	15	2	25		108	(b)	150	—	150
Other operating costs and expenses	—	2	243	(c)	21		266	(235)	31

Operating Profit (Loss)	417	71	1		(42)		447	—	447

Interest income, net(a)					16				16
Investment loss(a)					(11)				(11)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$452

	Quarter Ended 3/31/2025
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated
Revenue from external customers	$2,246	$595	$39		$101	(b)	$2,981	$—	$2,981
Inter-segment revenue(c)	—	—	163		—		163	(163)	—
	2,246	595	202		101		3,144	(163)	2,981

Less:
Food and paper	685	186	3		—		874	—	874
Payroll and employee benefits	554	163	3		—		720	(1)	719
Occupancy and other operating expenses	532	151	5		—		688	—	688
General and administrative expenses	59	26	8		45		138	—	138
Franchise expenses	10	1	—		—		11	—	11
Expenses for transactions with franchisees	14	2	17		84	(b)	117	—	117
Other operating costs and expenses	1	6	167	(c)	17		191	(162)	29
Closures and impairment expenses, net	5	—	1		—		6	—	6

Operating Profit (Loss)	386	60	(2)		(45)		399	—	399

Interest income, net(a)					26				26
Investment gain(a)					3				3
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$428

	Quarter Ended
Depreciation and Amortization	3/31/2026	3/31/2025
KFC	$82	$74
Pizza Hut	23	23
All Other Segments	2	2
Corporate and Unallocated	10	10
	$117	$109

	Quarter Ended
Impairment Charges	3/31/2026	3/31/2025
KFC(d)	$3	$5
Pizza Hut(d)	1	1
	$4	$6

	Quarter Ended
Capital Spending	3/31/2026	3/31/2025
KFC	84	75
Pizza Hut	27	23
All Other Segments	1	—
Corporate and Unallocated	32	39
	$144	$137

	Total Assets
	3/31/2026	12/31/2025
KFC	$5,594	$5,560
Pizza Hut	966	952
All Other Segments	306	308
Corporate and Unallocated(e)	3,971	3,963
	$10,837	$10,783

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

Note 15 – Subsequent Events

Cash Dividend

On April 29, 2026, the Company announced that the Board of Directors declared a cash dividend of $0.29 per share on Yum China’s common stock, payable on June 17, 2026, to stockholders of record as of the close of business on May 27, 2026. Total estimated cash dividend payable is approximately $101 million.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of 2025 system sales, with 18,737 restaurants covering over 2,600 cities primarily in China as of March 31, 2026. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Lavazza, Huang Ji Huang, Little Sheep and Taco Bell. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to the agreed terms, Taco Bell brands in China (excluding Hong Kong, Macau and Taiwan), and own the intellectual property of the Little Sheep and Huang Ji Huang concepts outright. We also established a joint venture with Lavazza Group, the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee concept in China. KFC was the first major global restaurant brand to enter China in 1987. With more than three decades of operations, we have developed extensive operating experience in the China market. We believe that there are significant opportunities to further expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of system sales. As of March 31, 2026, KFC operated 13,454 restaurants in over 2,600 cities across China.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of system sales and number of restaurants. As of March 31, 2026, Pizza Hut operated 4,375 restaurants in over 1,100 cities.

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

Quarters Ended March 31, 2026 and 2025

Results of Operations

Summary

The Company has two reportable segments: KFC and Pizza Hut. Our non-reportable operating segments, including the operations of Lavazza, Huang Ji Huang, Little Sheep, Taco Bell and our delivery operating segment, are combined and referred to as All Other Segments, as those operating segments are insignificant both individually and in the aggregate. Additional details on our reportable operating segments are included in Note 13.

	Quarter Ended		%/ppts Change
	3/31/2026	3/31/2025	Reported	Ex F/X
System Sales Growth(a) (%)	4	2	NM	NM
Same-Store Sales Growth(a) (%)	Even	Even	NM	NM
Operating Profit	447	399	+12	+6
Adjusted Operating Profit(b)	447	399	+12	+6
Core Operating Profit(b)	423	399	NM	+6
OP Margin(c) (%)	13.7	13.4	+0.3	+0.2
Core OP Margin(b) (%)	13.6	13.4	NM	+0.2
Net Income	309	292	+6	—
Adjusted Net Income(b)	309	292	+6	—
Diluted Earnings Per Common Share	0.87	0.77	+13	+7
Adjusted Diluted Earnings Per Common Share(b)	0.87	0.77	+13	+7

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

As compared to the first quarter of 2025, Total revenues in the first quarter of 2026 increased 10%, or 4% excluding the impact of F/X, primarily attributable to 4% net new unit contribution.

Operating profit for the first quarter increased 12%, or 6% excluding the impact of F/X, primarily driven by the increase in Total revenues, efficiency improvement from streamlined operations and favorable commodity prices, lower G&A and closures and impairment expenses, partially offset by increased delivery cost associated with higher delivery sales mix in the current period and value-for-money offerings.

Net income increased 6%, or remained flat excluding the impact of F/X, for the quarter ended March 31, 2026, mainly due to the increase in Operating Profit, offset by the decrease in fair value of our investment in Meituan and less interest income from lower investment balance and interest rates.

The Consolidated Results of Operations for the quarters ended March 31, 2026 and 2025 and other data are presented below:

	Quarter Ended		% B/(W)(a)
	3/31/2026	3/31/2025	Reported		Ex F/X
Company sales	$3,047	$2,801	9		3
Franchise fees and income	30	27	12		7
Revenues from transactions with franchisees	156	121	28		22
Other revenues	38	32	18		12
Total revenues	$3,271	$2,981	10		4
Company restaurant expenses	$2,494	$2,281	(9)		(4)
Operating Profit	$447	$399	12		6
OP Margin (%)	13.7%	13.4%	0.3	ppts.	0.2	ppts.
Interest income, net	16	26	(44)		(45)
Investment (loss) gain	(11)	3	NM		NM
Income tax provision	(123)	(119)	(3)		2
Equity in net earnings (losses) from equity method investments	2	4	(34)		(37)
Net Income – including noncontrolling interests	331	313	6		—
Net Income – noncontrolling interests	22	21	(4)		1
Net Income – Yum China Holdings, Inc.	$309	$292	6		—
Diluted Earnings Per Common Share	$0.87	$0.77	13		7
Effective tax rate	27.2%	27.8%
Supplementary information – Non-GAAP Measures(b)
Restaurant profit	$553	$520	6		1
Restaurant margin (%)	18.2%	18.6%	(0.4)	ppts.	(0.4)	ppts.
Adjusted Operating Profit	$447	$399
Core Operating Profit	$423	$399
Core OP Margin (%)	13.6%	13.4%
Adjusted Net Income – Yum China Holdings, Inc.	$309	$292
Adjusted Diluted Earnings Per Common Share	$0.87	$0.77
Adjusted Effective Tax Rate	27.2%	27.8%
Adjusted EBITDA	$568	$514

(a)
Represents the period-over-period change in percentage.
(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

Quarter Ended 3/31/2026
% change
System Sales Growth	10%
System Sales Growth, excluding F/X	4%
Same-Store Sales Growth	Even

Unit Count	3/31/2026	3/31/2025	% Increase
Company-owned	15,448	14,072	10
Franchisees	3,289	2,570	28
	18,737	16,642	13

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

The following table sets forth the reconciliations of the most directly comparable GAAP financial measures to the non-GAAP financial measures:

	Quarter Ended
	3/31/2026	3/31/2025

Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$447	$399
Special Items, Operating Profit	—	—
Adjusted Operating Profit	$447	$399
Reconciliation of Net Income to Adjusted Net Income
Net Income – Yum China Holdings, Inc.	$309	$292
Special Items, Net Income –Yum China Holdings, Inc.	—	—
Adjusted Net Income – Yum China Holdings, Inc.	$309	$292
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.88	$0.78
Special Items, Basic Earnings Per Common Share	—	—
Adjusted Basic Earnings Per Common Share	$0.88	$0.78
Diluted Earnings Per Common Share	$0.87	$0.77
Special Items, Diluted Earnings Per Common Share	—	—
Adjusted Diluted Earnings Per Common Share	$0.87	$0.77
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate	27.2%	27.8%
Impact on effective tax rate as a result of Special Items	—	—
Adjusted effective tax rate	27.2%	27.8%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below:

	Quarter Ended
	3/31/2026	3/31/2025

Net Income – Yum China Holdings, Inc.	$309	$292
Net income – noncontrolling interests	22	21
Equity in net (earnings) losses from equity method investments	(2)	(4)
Income tax provision	123	119
Interest income, net	(16)	(26)
Investment loss (gain)	11	(3)
Operating Profit	447	399
Special Items, Operating Profit	—	—
Adjusted Operating Profit	447	399
Depreciation and amortization	117	109
Store impairment charges	4	6
Adjusted EBITDA	$568	$514

Reconciliation of GAAP Operating Profit to Restaurant Profit is as follows:

	Quarter Ended 3/31/2026
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$417	$71	$1	$(42)	$—	$447
Less:
Franchise fees and income	23	3	4	—	—	30
Revenues from transactions with franchisees	19	2	26	109	—	156
Other revenues	1	3	248	22	(236)	38
Add:
General and administrative expenses	61	26	6	44	—	137
Franchise expenses	11	1	—	—	—	12
Expenses for transactions with franchisees	15	2	25	108	—	150
Other operating costs and expenses	—	2	243	21	(235)	31
Restaurant profit (loss)	$461	$94	$(3)	$—	$1	$553
Company sales	2,410	627	10	—	—	3,047
Restaurant margin (%)	19.1%	15.0%	(14.9)%	N/A	N/A	18.2%

	Quarter Ended 3/31/2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$386	$60	$(2)	$(45)	$—	$399
Less:
Franchise fees and income	21	2	4	—	—	27
Revenues from transactions with franchisees	16	2	19	84	—	121
Other revenues	1	7	170	17	(163)	32
Add:
General and administrative expenses	59	26	8	45	—	138
Franchise expenses	10	1	—	—	—	11
Expenses for transactions with franchisees	14	2	17	84	—	117
Other operating costs and expenses	1	6	167	17	(162)	29
Closures and impairment expenses, net	5	—	1	—	—	6
Restaurant profit (loss)	$437	$84	$(2)	$—	$1	$520
Company sales	2,208	584	9	—	—	2,801
Restaurant margin (%)	19.8%	14.4%	(20.9)%	N/A	N/A	18.6%

Reconciliation of GAAP Operating Profit to Core Operating Profit is as follows:

	Quarter ended		% Change
	3/31/2026	3/31/2025	B/(W)
Operating profit	$447	$399	12
Special Items, Operating Profit	—	—
Adjusted Operating Profit	$447	$399	12
Items Affecting Comparability	—	—
F/X impact	(24)	—
Core Operating Profit	$423	$399	6
Total revenues	3,271	2,981	10
F/X impact	(159)	—
Total revenues, excluding the impact of F/X	$3,112	$2,981	4
Core OP margin (%)	13.6%	13.4%	0.2	ppts.

Reconciliation of GAAP Operating Profit to Core Operating Profit by segment is as follows:

	Quarter Ended 3/31/2026
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$417	$71	$1	$(42)	$—	$447
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$417	$71	$1	$(42)	$—	$447
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	(21)	(4)	—	1	—	(24)
Core Operating Profit (Loss)	$396	$67	$1	$(41)	$—	$423

	Quarter Ended 3/31/2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$386	$60	$(2)	$(45)	$—	$399
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$386	$60	$(2)	$(45)	$—	$399
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	—	—	—	—	—	—
Core Operating Profit (Loss)	$386	$60	$(2)	$(45)	$—	$399

Segment Results

KFC

	Quarter Ended
			% B/(W)
	3/31/2026	3/31/2025	Reported		Ex F/X
Company sales	$2,410	$2,208	9		4
Franchise fees and income	23	21	17		11
Revenues from transactions with franchisees	19	16	15		9
Other revenues	1	1	(2)		(7)
Total revenues	$2,453	$2,246	9		4
Company restaurant expenses	$1,949	$1,771	(10)		(5)
G&A expenses	$61	$59	(4)		1
Franchise expenses	$11	$10	(14)		(8)
Expenses for transactions with franchisees	$15	$14	(5)		—
Other operating costs and expenses	$—	$1	61		63
Closures and impairment expenses, net	$—	$5	NM		NM
Operating Profit	$417	$386	8		3
OP Margin (%)	17.0%	17.2%	(0.2)	ppts.	(0.2)	ppts.
Restaurant profit	$461	$437	5		—
Restaurant margin (%)	19.1%	19.8%	(0.7)	ppts.	(0.7)	ppts.

Quarter Ended 3/31/2026
% change
System Sales Growth	10%
System Sales Growth, excluding F/X	5%
Same-Store Sales Growth	1%

Unit Count	3/31/2026	3/31/2025	% Increase
Company-owned	11,317	10,360	9
Franchisees	2,137	1,583	35
	13,454	11,943	13

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	3/31/2025	Store Portfolio Actions	Other	F/X	3/31/2026
Company sales	$2,208	$66	$17	$119	$2,410
Cost of sales	(685)	(23)	(1)	(37)	(746)
Cost of labor	(554)	(21)	(36)	(32)	(643)
Occupancy and other operating expenses	(532)	(17)	16	(27)	(560)
Restaurant profit	$437	$5	$(4)	$23	$461

The increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by net unit growth and same-store sales growth. The increase in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales, efficiency improvement from streamlined operations and favorable commodity prices, offset by increased rider cost associated with higher delivery sales mix in the current period and value-for-money offerings.

Franchise Fees and Income/Revenues from Transactions with Franchisees

The increase in Franchise fees and income and Revenues from transactions with franchisees for the quarter, excluding the impact of F/X, was primarily driven by acceleration of franchise store openings.

Operating Profit

The increase in Operating profit for the quarter, excluding the impact of F/X, was primarily driven by lower closures and impairment expenses, increased profit generated from acceleration of franchise store openings and increase in Restaurant profit.

Pizza Hut

	Quarter Ended
			% B/(W)
	3/31/2026	3/31/2025	Reported		Ex F/X
Company sales	$627	$584	7		2
Franchise fees and income	3	2	36		29
Revenues from transactions with franchisees	2	2	36		29
Other revenues	3	7	(62)		(63)
Total revenues	$635	$595	7		2
Company restaurant expenses	$533	$500	(7)		(1)
G&A expenses	$26	$26	—		5
Franchise expenses	$1	$1	(31)		(25)
Expenses for transactions with franchisees	$2	$2	(15)		(9)
Other operating costs and expenses	$2	$6	64		66
Operating Profit	$71	$60	18		12
OP Margin (%)	11.2%	10.1%	1.1	ppts.	1.0	ppts.
Restaurant profit	$94	$84	12		6
Restaurant margin (%)	15.0%	14.4%	0.6	ppts.	0.6	ppts.

Quarter Ended 3/31/2026
% change
System Sales Growth	9%
System Sales Growth, excluding F/X	4%
Same-Store Sales (Decline)	(1)%

Unit Count	3/31/2026	3/31/2025	% Increase
Company-owned	3,932	3,555	11
Franchisees	443	214	107
	4,375	3,769	16

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	3/31/2025	Store Portfolio Actions	Other	F/X	3/31/2026
Company sales	$584	$15	$(3)	$31	$627
Cost of sales	(186)	(5)	(12)	(10)	(213)
Cost of labor	(163)	(3)	7	(9)	(168)
Occupancy and other operating expenses	(151)	(5)	11	(7)	(152)
Restaurant profit	$84	$2	$3	$5	$94

The increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by net unit growth, partially offset by same-store sales decline. The increase in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales, efficiency improvement from streamlined operations and favorable commodity prices, partially offset by value-for-money offerings and increased delivery cost associated with higher delivery sales mix in the current period.

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

All Other Segments

All Other Segments reflects the results of Lavazza, Huang Ji Huang, Little Sheep, Taco Bell and our delivery operating segment.

	Quarter Ended
			% B/(W)
	3/31/2026	3/31/2025	Reported		Ex F/X
Company sales	$10	$9	23		17
Franchise fees and income	4	4	(25)		(29)
Revenues from transactions with franchisees	26	19	40		33
Other revenues	248	170	45		38
Total revenues	$288	$202	42		35
Company restaurant expenses	$13	$11	(17)		(12)
G&A expenses	$6	$8	20		23
Expenses for transactions with franchisees	$25	$17	(46)		(39)
Other operating costs and expenses	$243	$167	(45)		(38)
Closures and impairment expenses, net	$—	$1	68		69
Operating Profit (Loss)	$1	$(2)	NM		NM
OP Margin (%)	0.2%	(0.8)%	1.0	ppts.	1.0	ppts.
Restaurant loss	$(3)	$(2)	12		17
Restaurant margin (%)	(14.9)%	(20.9)%	6.0	ppts.	6.0	ppts.

Total Revenues

The increase in Total revenues of All other segments for the quarter, excluding the impact of F/X, was primarily driven by inter-segment revenue generated by our delivery team for services provided to Company-owned restaurants as a result of increased delivery sales.

Operating Profit (Loss)

The improvement in Operating profit (loss) for the quarter, excluding the impact of F/X, was primarily driven by the decrease in Operating loss from certain emerging brands.

Corporate and Unallocated

	Quarter Ended
			% B/(W)
	3/31/2026	3/31/2025	Reported		Ex F/X
Revenues from transactions with franchisees	$109	$84	28		22
Other revenues	$22	$17	34		28
Expenses for transactions with franchisees	$108	$84	(28)		(22)
Other operating costs and expenses	$21	$17	(26)		(20)
Corporate G&A expenses	$44	$45	2		5
Interest income, net	$16	$26	(44)		(45)
Investment (loss) gain	$(11)	$3	NM		NM
Income tax provision (See Note 12)	$(123)	$(119)	(3)		2
Equity in net earnings (losses) from equity method investments	$2	$4	(34)		(37)
Effective tax rate (See Note 12)	27.2%	27.8%	0.6	ppts.	0.6	ppts.

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

Corporate G&A Expenses

The decrease in Corporate G&A expenses for the quarter, excluding the impact of F/X, was primarily due to timing of government subsidies and lower compensation costs.

Interest Income, Net

The decrease in interest income, net for the quarter, excluding the impact of F/X, was primarily driven by lower investment balance with cash used in return to shareholders and lower interest rates.

Investment (Loss) Gain

The investment (loss) gain mainly relates to the change in fair value of our investment in Meituan. See Note 3 for additional information.

Income Tax Provision

Our income tax provision primarily includes tax on our earnings generally at the Chinese statutory tax rate of 25% with certain Chinese subsidiaries qualified for preferential tax rates, withholding tax on planned or actual repatriation of earnings outside of China, Hong Kong profits tax, and U.S. corporate income tax, if any. The lower effective tax rate for the quarter ended March 31, 2026 was primarily due to higher excess tax benefits upon exercise of share-based awards.

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

Entities that are general VAT taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as a VAT asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, in the Condensed Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT asset for recoverability, giving consideration to the indefinite life of VAT assets as well as its forecasted operating results and capital spending, which inherently includes significant assumptions that are subject to change. As of March 31, 2026 and December 31, 2025, the Company has not made an allowance for the recoverability of VAT assets, as the balance is expected to be utilized to offset against VAT payables or be refunded in the future.

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

As of March 31, 2026, current VAT assets of $147 million, non-current VAT assets of $14 million and net VAT payable of $6 million were recorded in Prepaid expenses and other current assets, Other assets and Accounts payable and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets.

The Company will continue to review the classification of VAT assets at each balance sheet date, giving consideration to different local implementation practices of refunding VAT assets and the outcome of potential administrative reviews.

We have been benefiting from the retail tax structure reform since it was implemented on May 1, 2016. However, the amount of our expected benefit from this VAT regime depends on a number of factors, some of which are outside of our control. The interpretation and application of the new VAT regime are not settled at some local governmental levels. On December 25, 2024, China enacted the VAT Law, which came into effect on January 1, 2026, along with its implementation rules. In terms of tax rates, the VAT Law maintains the existing standard rates of 13%, 9% and 6%. We will continue to monitor regulatory developments and evaluate any potential impact on our financial statements.

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

Condensed Consolidated Cash Flows

Our cash flows for the quarters ended March 31, 2026 and 2025 were as follows:

Net cash provided by operating activities was $550 million in 2026 as compared to $452 million in 2025. The increase was primarily driven by the increase in Operating profit along with working capital changes.

Net cash used in investing activities was $233 million in 2026 as compared to $72 million in 2025. The increase was mainly due to the net impact on cash flows resulting from purchases and maturities of short-term investments, and long-term bank deposits and notes.

Net cash used in financing activities was $353 million in 2026 as compared to $280 million in 2025. The increase was primarily driven by the increase of share repurchases, cash dividends paid on common stock and net outflow related to short-term borrowings.

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

Share Repurchases and Dividends

As of March 31, 2026, our Board of Directors authorized an aggregate of $5.4 billion for our share repurchase program, of which $0.9 billion remained available as of March 31, 2026. Yum China may repurchase shares under this program from time to time in the open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the quarters ended March 31, 2026 and 2025, the Company repurchased 4.1 million shares of common stock for $214 million and 3.6 million shares of common stock for $172 million, respectively, under the repurchase program, excluding transaction costs and excise tax.

For the quarters ended March 31, 2026 and 2025, the Company paid cash dividends of approximately $102 million and $90 million, respectively, to stockholders through a quarterly dividend payment of $0.29 and $0.24 per share, respectively.

The Company plans to return $1.5 billion to shareholders in 2026, adding to both $1.5 billion it delivered to shareholders in 2025 and 2024 in share repurchases and dividends.

On April 29, 2026, the Board of Directors declared a cash dividend of $0.29 per share, payable on June 17, 2026, to stockholders of record as of the close of business on May 27, 2026. The total estimated cash dividend payable is approximately $101 million.

The Company plans to return an average annual return of approximately $900 million to over $1 billion in 2027 and 2028, and to exceed $1 billion in 2028.

Our plan of capital returns to shareholders is based on current expectations, which may change based on market conditions, capital needs or otherwise. Our ability to return capital to shareholders in the future is also subject to the factor described below under “Forward-Looking Statements.” In addition, our ability to declare and pay any dividends on our stock may be restricted by our earnings available for distribution under applicable Chinese laws. The laws, rules and regulations applicable to our Chinese subsidiaries permit payments of dividends only out of their accumulated profits, if any, determined in accordance with applicable Chinese accounting standards and regulations. Under Chinese laws, an enterprise incorporated in China is required to set aside at least 10% of its after-tax profits each year, after making up previous years’ accumulated losses, if any, to fund statutory surplus reserve, until the aggregate amount of such a fund reaches 50% of its registered capital. As a result, our Chinese subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. At the discretion of the board of directors, as an enterprise incorporated in China, each of our Chinese subsidiaries may allocate a portion of its after-tax profits based on Chinese accounting standards to discretionary surplus reserve. These reserves are not distributable as cash dividends.

Borrowing Capacity

As of March 31, 2026, the Company had credit facilities of RMB10,758 million (approximately $1,560 million), comprised of onshore credit facilities in the aggregate amount of RMB8,000 million (approximately $1,160 million), offshore credit facilities in the aggregate amount of $200 million and a credit facility of $200 million that can be used for either onshore or offshore.

The credit facilities had remaining terms ranging from less than one year to three years as of March 31, 2026. Our credit facilities mainly include term loans, overdrafts, letters of credit, banker’s acceptance notes and bank guarantees. The credit facilities in general bear interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreements. As of March 31, 2026, we had outstanding short-term bank borrowings of RMB137 million (approximately $20 million), mainly to manage working capital at our operating subsidiaries. Such bank borrowings are due within one year from their issuance dates. As of March 31, 2026, we also had outstanding bank guarantees of RMB306 million (approximately $44 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants, as well as outstanding bank guarantees of RMB360 million (approximately $52 million) to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements. Our credit facilities were therefore reduced by outstanding short-term bank borrowings, adjusted for unamortized interest and outstanding guarantees. As of March 31, 2026, the Company had unused credit facilities of approximately $1,444 million.

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

In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which better aligns the accounting guidance to how software is developed by eliminating project stages from capitalization criteria, and further clarifies the threshold entities apply to begin capitalizing costs. The amendment also enhances the disclosure requirements for internal-use software. ASU 2025-06 is effective for the Company from January 1, 2028, with early adoption permitted. We are currently evaluating the impact the adoption of this standard may have on our financial statements.

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

In addition, other risks and uncertainties not presently known to us or that we currently believe to be immaterial could affect the accuracy of any such forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. You should consult our filings with the SEC (including the information set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025) for additional information regarding factors that could affect our financial and other results. You should not place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Form 10-Q. We are not undertaking to update any of these statements, except as required by law.

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

As substantially all of the Company’s operations are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter ended March 31, 2026, the Company’s Operating profit would have decreased by approximately $42 million, if the RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 27, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2026, our Board of Directors authorized an aggregate of $5.4 billion for our share repurchase program. The authorization does not have an expiration date.

The following table provides information as of March 31, 2026 with respect to shares of Yum China common stock repurchased on the NYSE and HKEX by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share(a)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)

1/1/26-1/31/26	1,164	$48.83	1,164	$1,099
2/1/26-2/28/26	1,278	$54.64	1,278	$1,029
3/1/26-3/31/26	1,680	$52.20	1,680	$942
Total	4,122	$52.01	4,122	$942

(a)
Starting January 2024, the Company also repurchased shares of common stock through open market transactions on the HKEX. Price paid for shares repurchased on the HKEX has been converted into U.S. dollars at the exchange rate on the date of repurchase.

Item 5. Other Information

During the quarter ended March 31, 2026, none of the Company’s officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) or directors adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

Yum China Holdings, Inc.
(Registrant)

Date:	May 8, 2026	/s/ Xueling Lu
Controller and Principal Accounting Officer