Form 10-Q
period 2026-06-30
Yum China Holdings, Inc.
filed 2026-08-10
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2026 was 342,458,136 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended		Year to Date Ended
Revenues	6/30/2026	6/30/2025	6/30/2026	6/30/2025
Company sales	$2,910	$2,613	$5,957	$5,414
Franchise fees and income	29	24	59	51
Revenues from transactions with franchisees	155	115	311	236
Other revenues	44	35	82	67
Total revenues	3,138	2,787	6,409	5,768
Costs and Expenses, Net
Company restaurants
Food and paper	918	810	1,881	1,684
Payroll and employee benefits	804	712	1,617	1,431
Occupancy and other operating expenses	719	669	1,437	1,357
Company restaurant expenses	2,441	2,191	4,935	4,472
General and administrative expenses	139	131	276	269
Franchise expenses	12	10	24	21
Expenses for transactions with franchisees	148	110	298	227
Other operating costs and expenses	38	30	69	59
Closures and impairment expenses, net	12	12	12	18
Other income, net	—	(1)	—	(1)
Total costs and expenses, net	2,790	2,483	5,614	5,065
Operating Profit	348	304	795	703
Interest income, net	12	25	28	51
Investment loss	(6)	(18)	(17)	(15)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	354	311	806	739
Income tax provision	(92)	(80)	(215)	(199)
Equity in net earnings (losses) from equity method investments	2	2	4	6
Net income – including noncontrolling interests	264	233	595	546
Net income – noncontrolling interests	20	18	42	39
Net Income – Yum China Holdings, Inc.	$244	$215	$553	$507
Weighted-average common shares outstanding (in millions):
Basic	348	373	350	374
Diluted	349	374	351	376
Basic Earnings Per Common Share	$0.70	$0.58	$1.58	$1.36
Diluted Earnings Per Common Share	$0.70	$0.58	$1.57	$1.35

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended		Year to Date Ended
	6/30/2026	6/30/2025	6/30/2026	6/30/2025
Net income – including noncontrolling interests	$264	$233	$595	$546
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	83	60	150	87
Comprehensive income – including noncontrolling interests	347	293	745	633
Comprehensive income – noncontrolling interests	30	25	60	50
Comprehensive Income – Yum China Holdings, Inc.	$317	$268	$685	$583

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Year to Date Ended
	6/30/2026	6/30/2025
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$595	$546
Depreciation and amortization	237	219
Non-cash operating lease cost	211	199
Closures and impairment expenses	12	18
Investment loss	17	15
Equity in net (earnings) losses from equity method investments	(4)	(6)
Distributions of income received from equity method investments	8	9
Deferred income taxes	(9)	(3)
Share-based compensation expense	23	22
Changes in accounts receivable	(17)	(13)
Changes in inventories	(8)	52
Changes in prepaid expenses, other current assets and value-added tax assets	72	(8)
Changes in accounts payable and other current liabilities	39	(53)
Changes in income taxes payable	15	24
Changes in non-current operating lease liabilities	(187)	(200)
Other, net	(28)	43
Net Cash Provided by Operating Activities	976	864
Cash Flows – Investing Activities
Capital spending	(271)	(259)
Purchases of short-term investments, long-term bank deposits and notes	(3,777)	(3,924)
Maturities of short-term investments, long-term bank deposits and notes	3,781	3,905
Acquisition of equity investment	—	(14)
Other, net	2	2
Net Cash Used in Investing Activities	(265)	(290)
Cash Flows – Financing Activities
Proceeds from short-term borrowings	65	—
Repayment of short-term borrowings	(30)	(129)
Repurchase of shares of common stock	(530)	(368)
Cash dividends paid on common stock	(203)	(180)
Dividends paid to noncontrolling interests	(32)	(25)
Other, net	(9)	(7)
Net Cash Used in Financing Activities	(739)	(709)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	7	4
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(21)	(131)
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	506	723
Cash, Cash Equivalents, and Restricted Cash - End of Period	$485	$592

Supplemental Cash Flow Data
Cash paid for income tax	212	183
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	150	132

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	6/30/2026	12/31/2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$485	$506
Short-term investments	901	878
Accounts receivable, net	115	95
Inventories, net	459	438
Prepaid expenses and other current assets	390	440
Total Current Assets	2,350	2,357
Property, plant and equipment, net	2,623	2,543
Operating lease right-of-use assets	2,114	2,189
Goodwill	2,021	1,963
Intangible assets, net	151	148
Long-term bank deposits and notes	688	678
Equity investments	382	387
Deferred income tax assets	168	156
Other assets	374	362
Total Assets	10,871	10,783

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	2,263	2,127
Short-term borrowings	66	30
Income taxes payable	107	89
Total Current Liabilities	2,436	2,246
Non-current operating lease liabilities	1,747	1,823
Non-current finance lease liabilities	50	51
Deferred income tax liabilities	418	406
Other liabilities	159	158
Total Liabilities	4,810	4,684

Redeemable Noncontrolling Interest	—	—

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 345 million shares and 355 million shares issued at June 30, 2026 and December 31, 2025, respectively; 345 million shares and 354 million shares outstanding at June 30, 2026 and December 31, 2025, respectively.	3	4
Treasury stock	(13)	(28)
Additional paid-in capital	3,696	3,796
Retained earnings	1,696	1,764
Accumulated other comprehensive loss	(25)	(157)
Total Yum China Holdings, Inc. Stockholders' Equity	5,357	5,379
Noncontrolling interests	704	720
Total Equity	6,061	6,099
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$10,871	$10,783

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Equity (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount*	Capital	Earnings	Loss	Shares*	Amount	Interests	Equity*	Interest
Balance at March 31, 2026	351	$4	$3,752	$1,788	$(98)	—	$(13)	$674	$6,107	$—
Net Income				244				20	264	—
Foreign currency translation adjustments					73			10	83	—
Comprehensive income									347	—
Cash dividends declared ($0.29 per common share)				(101)					(101)
Repurchase and retirement of shares	(6)	—	(69)	(235)		—	—		(304)
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			13					—	13
Balance at June 30, 2026	345	$3	$3,696	$1,696	$(25)	—	$(13)	$704	$6,061	$—

Balance at March 31, 2025	375	$4	$3,982	$2,124	$(318)	—	$(8)	$642	$6,426	$13
Net Income				215				18	233	—
Foreign currency translation adjustments					53			7	60	—
Comprehensive income									293	—
Cash dividends declared ($0.24 per common share)				(90)					(90)
Repurchase and retirement of shares	(4)	—	(43)	(139)		—	(4)		(186)
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			13					—	13
Balance at June 30, 2025	371	$4	$3,952	$2,110	$(265)	—	$(12)	$667	$6,456	$13

*: Shares and amounts may not add due to rounding.

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares*	Amount*	Capital	Earnings	Loss	Shares*	Amount	Interests	Equity*	Interest
Balance at December 31, 2025	355	$4	$3,796	$1,764	$(157)	(1)	$(28)	$720	$6,099	$—
Net Income				553				42	595	—
Foreign currency translation adjustments					132			18	150	—
Comprehensive income									745	—
Cash dividends declared ($0.58 per common share)				(203)					(203)
Distributions to noncontrolling interests								(76)	(76)
Repurchase and retirement of shares	(11)	—	(117)	(418)		—	15		(520)
Exercise and vesting of share-based awards	1	—	(6)						(6)
Share-based compensation			23					—	23
Balance at June 30, 2026	345	$3	$3,696	$1,696	$(25)	—	$(13)	$704	$6,061	$—

Balance at December 31, 2024	379	$4	$4,028	$2,089	$(341)	(1)	$(52)	$686	$6,414	$13
Net Income				507				39	546	—
Foreign currency translation adjustments					76			11	87	—
Comprehensive income									633	—
Cash dividends declared ($0.48 per common share)				(180)					(180)
Distributions to noncontrolling interests								(69)	(69)
Repurchase and retirement of shares	(9)	—	(93)	(306)		1	40		(359)
Exercise and vesting of share-based awards	1	—	(5)						(5)
Share-based compensation			22					—	22
Balance at June 30, 2025	371	$4	$3,952	$2,110	$(265)	—	$(12)	$667	$6,456	$13

*: Shares and amounts may not add due to rounding.

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

The Company owns, franchises or has ownership in entities that own and operate restaurants (also referred to as “stores” or “units”) under the KFC, Pizza Hut, Lavazza, Huang Ji Huang, Little Sheep and Taco Bell concepts (collectively, the “concepts”). Our right to use and sublicense the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC, Pizza Hut and Taco Bell brands and their related marks and other intellectual property rights for restaurant services is governed by the master license agreement between Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company and a subsidiary of YUM. Pursuant to the master license agreement, we are the exclusive licensee of the KFC, Pizza Hut and, subject to the agreed terms, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China (the “PRC” or “China”), excluding Hong Kong, Macau and Taiwan. The term of the license is 50 years from October 31, 2016, with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to us being in “good standing” and unless we give notice of our intent not to renew. In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. In June 2026, the Company announced that it has entered into a definitive agreement with YUM to acquire ownership of the Pizza Hut brand in Mainland China. Upon closing, the Company will no longer be subject to the license fees previously payable to YUM for the Pizza Hut brand. At the closing, the Company and YUM entered into an amended and restated master license agreement with YUM for the KFC and Taco Bell brands in Mainland China. We own the intellectual property of Huang Ji Huang and Little Sheep and pay no license fee related to these concepts.

In 1987, KFC was the first major global restaurant brand to enter China. As of June 30, 2026, there were 13,789 KFC stores in China. We maintain a controlling interest of 58%, 70%, 83%, 92% and approximately 60% in the entities that own and operate the KFCs in and around Shanghai, Beijing, Wuxi, Suzhou and Hangzhou, respectively.

The first Pizza Hut in China opened in 1990. As of June 30, 2026, there were 4,549 Pizza Hut restaurants in China.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of June 30, 2026, and our results of operations, comprehensive income and statements of equity for the quarters and years to date ended June 30, 2026 and 2025, and cash flows for the years to date ended June 30, 2026 and 2025. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2026.

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

Note 3 – Business Acquisitions and Equity Investments

Consolidation of Hangzhou KFC and Equity Investment in Hangzhou Catering

In the fourth quarter of 2021, the Company completed its investment in a 28% equity interest in Hangzhou Catering, an entity holding a 45% equity interest in Hangzhou KFC, of which the Company previously held a 47% equity interest. Upon completion of the transaction, the Company directly and indirectly holds an approximately 60% equity interest in Hangzhou KFC and has majority representation on the board, and thus obtained control over Hangzhou KFC and started to consolidate its results from the acquisition date. In addition to its equity interest in Hangzhou KFC, Hangzhou Catering operates Chinese dining restaurants under four time-honored brands and a food processing business. The Company applies the equity method of accounting to the 28% equity interest in Hangzhou Catering excluding the Hangzhou KFC business and recorded this investment in Equity investments based on its then fair value. The Company elected to report its share of Hangzhou Catering’s financial results with a one-quarter lag because its results are not available in time for the Company to record them in the concurrent period. The Company’s equity earnings (losses) from Hangzhou Catering, net of taxes, were immaterial for both quarters and years to date ended June 30, 2026 and 2025, and included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statements of Income. As of June 30, 2026 and December 31, 2025, the carrying amount of the Company’s equity method investment in Hangzhou Catering was $58 million and $54 million, respectively, exceeding the Company’s interest in Hangzhou Catering’s underlying net assets by $22 million and $22 million, respectively. Substantially all of this difference was attributable to its self-owned properties and impact of related deferred tax liabilities determined upon acquisition, which is being depreciated over a weighted-average remaining useful life of 20 years.

The purchase amount from Hangzhou Catering was immaterial for both quarters and years to date ended June 30, 2026 and 2025. The Company’s accounts payable and other current liabilities due to Hangzhou Catering were immaterial as of both June 30, 2026 and December 31, 2025.

Fujian Sunner Development Co., Ltd. (“Sunner”) Investment

In the first quarter of 2021, the Company acquired a 5% equity interest in Sunner, a Shenzhen Stock Exchange-listed company. Sunner is China’s largest white-feathered chicken producer and the Company’s largest poultry supplier.

In May 2021, the Company obtained one seat on Sunner’s board of directors upon Sunner’s shareholder approval. The representation on the board, along with the Company being one of Sunner’s significant shareholders, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. The Company’s equity earnings from Sunner, net of taxes, was $1 million for both quarters ended June 30, 2026 and 2025, and was $3 million for both years to date ended June 30, 2026 and 2025, which were included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statements of Income.

The Company purchased inventories of $105 million and $89 million from Sunner for the quarters ended June 30, 2026 and 2025, respectively, and $201 million and $175 million for the years to date ended June 30, 2026 and 2025, respectively. The Company’s accounts payable and other current liabilities due to Sunner were $43 million and $34 million as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 and December 31, 2025, the carrying amount of the Company’s investment in Sunner was $240 million and $231 million, respectively, exceeding the Company’s interest in Sunner’s underlying net assets by $157 million and $153 million, respectively. As of June 30, 2026 and December 31, 2025, $14 million and $15 million of these basis differences were related to finite-lived intangible assets determined upon acquisition, respectively, which are being amortized over the estimated useful life of 20 years. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of June 30, 2026 and December 31, 2025, the market value of the Company’s investment in Sunner was $139 million and $147 million based on its quoted closing price, respectively.

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

A summary of pre-tax gains or losses on investment in equity securities of Meituan recognized, which were included in Investment gain (loss) in our Condensed Consolidated Statements of Income, is as follows:

	Quarter Ended		Year to Date Ended
	6/30/2026	6/30/2025	6/30/2026	6/30/2025
Unrealized loss recorded on equity securities held as of the end of the period	$(7)	$(17)	$(19)	$(15)

Other Equity Investments

In addition, the Company has strategic equity investments in its eco-system partners, including food and information technology service suppliers. For investments over which the Company has significant influence but does not control, the Company applies equity method to account for such investments. These investments were immaterial both individually and in aggregate, totaling $31 million and $30 million as of June 30, 2026 and December 31, 2025, respectively. The Company purchased inventories or services from these investees and the purchase amounts were immaterial for both quarters and years to date ended June 30, 2026 and 2025.

In the first quarter of 2025, the Company completed a strategic investment in SnowValley Agricultural Group, one of the Company’s key suppliers for potato and a private company, for a total consideration of $14 million. The investment contains certain preferential rights, including the right to redeem shares at the Company’s option upon contingent events, and is therefore accounted for as available-for-sale debt securities measured at the estimated fair value. The unrealized gains or losses, arising from the change in fair value, net of tax, is recognized in Other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income. As of both June 30, 2026 and December 31, 2025, the carrying amount of the investment was $15 million and fair value change was nil for both quarters and years to date ended June 30, 2026 and 2025.

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

Disaggregation of Revenue

The following tables present revenue disaggregated by types of arrangements and segments:

	Quarter Ended 6/30/2026
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$2,294	$604	$12	$—	$2,910	$—	$2,910
Franchise fees and income	24	3	2	—	29	—	29
Revenues from transactions with franchisees	19	3	25	108	155	—	155
Other revenues	1	3	235	25	264	(220)	44
Total revenues	$2,338	$613	$274	$133	$3,358	$(220)	$3,138

	Quarter Ended 6/30/2025
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$2,059	$545	$9	$—	$2,613	$—	$2,613
Franchise fees and income	19	2	3	—	24	—	24
Revenues from transactions with franchisees	17	1	17	80	115	—	115
Other revenues	1	6	172	17	196	(161)	35
Total revenues	$2,096	$554	$201	$97	$2,948	$(161)	$2,787

	Year to Date Ended 6/30/2026
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$4,704	$1,231	$22	$—	$5,957	$—	$5,957
Franchise fees and income	47	6	6	—	59	—	59
Revenues from transactions with franchisees	38	5	51	217	311	—	311
Other revenues	2	6	483	47	538	(456)	82
Total revenues	$4,791	$1,248	$562	$264	$6,865	$(456)	$6,409

	Year to Date Ended 6/30/2025
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$4,267	$1,129	$18	$—	$5,414	$—	$5,414
Franchise fees and income	40	4	7	—	51	—	51
Revenues from transactions with franchisees	33	3	36	164	236	—	236
Other revenues	2	13	342	34	391	(324)	67
Total revenues	$4,342	$1,149	$403	$198	$6,092	$(324)	$5,768

Accounts Receivable

Accounts receivable primarily consist of trade receivables and royalties from franchisees, and are generally due within 30 days of the period in which the corresponding sales occur. Our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information. Upon adoption of ASU 2025-05 on January 1, 2026, the Company elected the practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of accounts receivable. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of both June 30, 2026 and December 31, 2025, the ending balances of provision for accounts receivable were $2 million, and amounts of accounts receivable past due were immaterial.

Costs to Obtain Contracts

Costs to obtain contracts primarily consist of license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets and Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $7 million and $6 million as of June 30, 2026 and December 31, 2025, respectively.

Contract Liabilities

Contract liabilities at June 30, 2026 and December 31, 2025 were as follows:

Contract liabilities	6/30/2026	12/31/2025
– Deferred revenue related to prepaid stored-value products	$147	$133
– Deferred revenue related to upfront franchise fees	56	57
– Deferred revenue related to customer loyalty programs	19	18
– Deferred revenue related to privilege membership programs	43	44
Total	$265	$252

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees, including initial fees and pre-opening service fees. Deferred revenue related to prepaid stored-value products, privilege membership programs and customer loyalty programs is included in Accounts payable and other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $56 million and $50 million for the quarters ended June 30, 2026 and 2025, respectively, and $86 million and $80 million for the years to date ended June 30, 2026 and 2025, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 5 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended		Year to Date Ended
	6/30/2026	6/30/2025	6/30/2026	6/30/2025
Net Income – Yum China Holdings, Inc.	$244	$215	$553	$507
Weighted-average common shares outstanding (for basic calculation)(a)	348	373	350	374
Effect of dilutive share-based awards(a)	1	1	1	2
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)(a)	349	374	351	376
Basic Earnings Per Common Share	$0.70	$0.58	$1.58	$1.36
Diluted Earnings Per Common Share	$0.70	$0.58	$1.57	$1.35
Share-based awards excluded from the diluted EPS computation(b)	3	3	3	3

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
(b)
These outstanding stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) were excluded from the computation of diluted EPS because to do so would have been antidilutive for the periods presented, or because certain awards are contingently issuable based on the achievement of performance and market conditions, which have not been met as of June 30, 2026 and 2025.

Note 6 – Equity

Share Repurchase and Retirement

As of June 30, 2026, our Board of Directors authorized an aggregate of $5.4 billion for our share repurchase program, including its most recent increase in authorization in December 2025. During the years to date ended June 30, 2026 and 2025, the Company repurchased 10.7 million shares of common stock for $515 million, and 7.7 million shares of common stock for $356 million, respectively, under the repurchase program, excluding transaction costs and excise tax. As of June 30, 2026, approximately $641 million remained available for future share repurchases under the authorization.

Of the shares repurchased for the year to date ended June 30, 2026, 10.4 million shares were retired and resumed the status of authorized and unissued shares of common stock, and 0.3 million shares repurchased on the HKEX were retired subsequent to June 30, 2026, and included in Treasury stock in the Condensed Consolidated Financial Statements.

The Inflation Reduction Act of 2022 (“IRA”), which is discussed further in Note 12, imposes an excise tax of 1% on net share repurchases that occur after December 31, 2022. Excise tax on net share repurchases, which was recognized as part of the cost of the shares repurchased, amounted to $5 million and $3 million for the years to date ended June 30, 2026 and 2025, respectively.

Note 7 – Supplemental Balance Sheet Information

Accounts Receivable, net	6/30/2026	12/31/2025
Accounts receivable, gross	$117	$97
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$115	$95

Prepaid Expenses and Other Current Assets	6/30/2026	12/31/2025
Value-added tax (“VAT”) assets	$159	$142
Receivables from payment processors and aggregators	61	72
Deposits, primarily lease deposits	24	24
Interest receivables	19	100
Other prepaid expenses and current assets	127	102
Prepaid expenses and other current assets	$390	$440

Property, Plant and Equipment (“PP&E”)	6/30/2026	12/31/2025
Buildings and improvements, and construction in progress	$3,464	$3,340
Finance leases, primarily buildings	93	90
Machinery and equipment	2,163	2,035
PP&E, gross	5,720	5,465
Accumulated depreciation	(3,097)	(2,922)
PP&E, net	$2,623	$2,543

Equity Investments	6/30/2026	12/31/2025
Investment in equity method investees	$329	$315
Investment in equity securities	38	57
Investment in available-for-sale debt securities	15	15
Equity investments	$382	$387

Other Assets	6/30/2026	12/31/2025
Prepayment for acquisition of PP&E(a)	$125	$122
Long-term deposits, primarily lease deposits	106	104
Land use right	99	98
VAT assets	14	14
Costs to obtain contracts	6	6
Others	24	18
Other assets	$374	$362
(a)
Primarily includes a prepayment made in relation to the acquisition of a building located in Shanghai to house the Company’s headquarters and flagship stores, which is currently expected to be delivered to the Company in 2027.

Accounts Payable and Other Current Liabilities	6/30/2026	12/31/2025
Accounts payable	$960	$793
Operating lease liabilities	433	438
Contract liabilities	218	205
Accrued compensation and benefits	202	261
Accrued capital expenditures	150	166
Dividends payable	113	51
Accrued marketing expenses	16	40
Other current liabilities	171	173
Accounts payable and other current liabilities	$2,263	$2,127

Other Liabilities	6/30/2026	12/31/2025
Contract liabilities	$47	$47
Accrued income tax payable	20	24
Other non-current liabilities	92	87
Other liabilities	$159	$158

Note 8 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2025
Goodwill, gross	$2,354	$1,870	$19	$465
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	1,963	1,870	19	74
Effect of currency translation adjustments	58	55	1	2
Balance as of June 30, 2026
Goodwill, gross	2,412	1,925	20	467
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$2,021	$1,925	$20	$76

(a)
Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.

Intangible assets, net as of June 30, 2026 and December 31, 2025 are as follows:

	6/30/2026				12/31/2025
	Gross Carrying Amount(a)	Accumulated Amortization(a)	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$281	$(279)	$—	$2	$274	$(271)	$—	$3
Huang Ji Huang franchise related assets	21	(7)	—	14	21	(7)	—	14
Daojia platform	9	(2)	(7)	—	9	(2)	(7)	—
Customer-related assets	11	(10)	(1)	—	11	(10)	(1)	—
Others	9	(6)	—	3	9	(6)	—	3
	$331	$(304)	$(8)	$19	$324	$(296)	$(8)	$20
Indefinite-lived intangible assets
Little Sheep trademark	$53	$—	$—	$53	$51	$—	$—	$51
Huang Ji Huang trademark	79	—	—	79	77	—	—	77
	$132	$—	$—	$132	$128	$—	$—	$128

Total intangible assets	$463	$(304)	$(8)	$151	$452	$(296)	$(8)	$148

(a)
Changes in gross carrying amount and accumulated amortization include the effect of currency translation adjustments.

(b)
Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

Amortization expense for finite-lived intangible assets was less than $1 million for both quarters ended June 30, 2026 and 2025, and $1 million for both years to date ended June 30, 2026 and 2025. As of June 30, 2026, expected amortization expense for the unamortized finite-lived intangible assets was $1 million for the remainder of 2026 and $2 million in each of 2027, 2028, 2029 and 2030.

Note 9 – Short-term Borrowings

As of June 30, 2026 and December 31, 2025, we had outstanding short-term bank borrowings of $66 million and $30 million, respectively, mainly to manage working capital at our operating subsidiaries. The bank borrowings were RMB denominated, with a weighted-average interest rate of 1.4% and 1.5%, respectively, and were due within one year from their issuance dates.

Note 10 – Leases

As of June 30, 2026, we leased over 15,700 properties in China for our Company-owned restaurants. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant profit is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	6/30/2026	12/31/2025	Account Classification
Assets
Operating lease right-of-use assets	$2,114	$2,189	Operating lease right-of-use assets
Finance lease right-of-use assets	49	49	PP&E, net
Total leased assets(a)	$2,163	$2,238

Liabilities
Current
Operating lease liabilities	$433	$438	Accounts payable and other current liabilities
Finance lease liabilities	6	6	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,747	1,823	Non-current operating lease liabilities
Finance lease liabilities	50	51	Non-current finance lease liabilities
Total lease liabilities(a)	$2,236	$2,318

Summary of Lease Cost
	Quarter Ended		Year to Date Ended
	6/30/2026	6/30/2025	6/30/2026	6/30/2025	Account Classification

Operating lease cost	$127	$122	$256	$246	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	2	2	3	3	Occupancy and other operating expenses
Interest on lease liabilities	—	—	1	1	Interest income, net
Variable lease cost	114	103	238	218	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	2	3	5	7	Occupancy and other operating expenses or G&A
Sub-lease income	(4)	(4)	(9)	(9)	Franchise fees and income or Other revenues
Total lease cost	$241	$226	$494	$466

(a)
As of June 30, 2026, excluding the impact of foreign currency translation, right-of-use (“ROU”) assets decreased, primarily due to the amortization of assets relating to existing leases with fixed lease payments and a higher portion of our leases with variable lease payments. The decrease of lease liabilities, excluding the impact of foreign currency translation, was consistent with the decrease of ROU assets.

Supplemental Cash Flow Information
	Year to Date Ended
	6/30/2026	6/30/2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$251	$253
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	3	3
Right-of-use assets obtained in exchange for lease liabilities(b):
Operating leases	$61	$113
Finance leases	1	1

(b)
This supplemental non-cash disclosure for ROU assets obtained in exchange for lease liabilities includes an increase in lease liabilities associated with obtaining new ROU assets of $122 million and $126 million for the years to date ended June 30, 2026 and 2025, as well as adjustments to lease liabilities or ROU assets due to modification or other reassessment events, which resulted in a $60 million and $12 million decrease in lease liabilities for the years to date ended June 30, 2026 and 2025, respectively.

Lease Term and Discount Rate
	6/30/2026	6/30/2025
Weighted-average remaining lease term (years)
Operating leases	6.7	6.8
Finance leases	10.0	10.6

Weighted-average discount rate
Operating leases	3.9%	4.3%
Finance leases	4.0%	4.5%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of June 30, 2026 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2026	$272	$4	$276
2027	455	8	463
2028	396	7	403
2029	331	7	338
2030	274	7	281
Thereafter	751	35	786
Total undiscounted lease payment	2,479	68	2,547
Less: imputed interest(c)	299	12	311
Present value of lease liabilities	$2,180	$56	$2,236

(c)
As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of June 30, 2026, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $77 million. These leases will commence between the third quarter of 2026 and 2027 with lease terms of 1 year to 20 years.

Note 11 – Fair Value Measurements and Disclosures

The Company’s financial assets and liabilities primarily consist of cash and cash equivalents, short-term investments, long-term bank deposits and notes, accounts receivable, accounts payable, short-term borrowings and lease liabilities, and the carrying values of these assets and liabilities approximate their fair value in general.

The Company’s financial assets also include its investment in equity securities and available-for-sale debt securities as disclosed in Note 3. Investment in equity securities is measured at fair value based on the closing market price for the shares at the end of each reporting period, with subsequent fair value changes recorded in our Condensed Consolidated Statements of Income. Investment in available-for-sale debt securities is measured at estimated fair value with subsequent fair value changes recorded in Other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income.

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term bank deposits and notes, and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. The Company classifies its investment in available-for-sale debt securities in Level 3 in the fair value hierarchy because it is valued based on unobservable inputs. No transfers among the levels within the fair value hierarchy occurred during the quarters and years to date ended June 30, 2026 and 2025.

		Fair Value Measurement or Disclosure at June 30, 2026
	Balance at June 30, 2026	Level 1	Level 2	Level 3
Cash equivalents:
Fixed income debt securities(a)	$149		$149
Money market funds	46	46
Time deposits	38		38
Total cash equivalents	233	46	187	—
Short-term investments:
Variable return investments	483	483
Fixed income debt securities(a)	170		170
Time deposits	154		154
Structured deposits	94		94
Total short-term investments	901	483	418	—
Long-term bank deposits and notes:
Time deposits	359		359
Variable return investments	154		154
Fixed income bank notes(a)	150		150
Structured deposits	25		25
Total long-term bank deposits and notes	688	—	688	—
Equity investments:
Investment in equity securities	38	38
Investment in available-for-sale debt securities	15			15
Total equity investments	53	38	—	15
Total	$1,875	$567	$1,293	$15

		Fair Value Measurement or Disclosure at December 31, 2025
	Balance at December 31, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Fixed income debt securities(a)	$185	$43	$142
Money market funds	93	93
Total cash equivalents	278	136	142	—
Short-term investments:
Time deposits	420		420
Fixed income debt securities(a)	200		200
Variable return investments	162	162
Structured deposits	96		96
Total short-term investments	878	162	716	—
Long-term bank deposits and notes:
Time deposits	352		352
Variable return investments	151		151
Fixed income bank notes	150		150
Structured deposits	25		25
Total long-term bank deposits and notes	678	—	678	—
Equity investments:
Investment in equity securities	57	57
Investment in available-for-sale debt securities	15			15
Total equity investments	72	57	—	15
Total	$1,906	$355	$1,536	$15

(a)
Classified as held-to-maturity investments and measured at amortized cost.

The Company is required to provide bank deposits, insurance or guarantees to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements. $21 million of time deposits in Long-term bank deposits and notes were restricted for use as of June 30, 2026, and $29 million of time deposits in Short-term investments and $34 million of time deposits in Long-term bank deposits and notes were restricted for use as of December 31, 2025. The decrease in such investments was primarily due to the increased use of bank guarantees by the Company to secure a portion of prepaid stored-value cards.

Non-Recurring Fair Value Measurements

In addition, certain of the Company’s restaurant-level assets (including operating lease ROU assets and PP&E), goodwill and intangible assets are measured at fair value based on unobservable inputs (Level 3) on a non-recurring basis, if determined to be impaired.

In determining the fair value of restaurant-level assets, the Company considered the highest and best use of the assets from market participants’ perspective, which is represented by the higher of the forecasted discounted cash flows from operating restaurants and the price that market participants would pay to sub-lease the operating lease ROU assets and acquire remaining restaurant assets, even if that use differs from the current use by the Company. The after-tax cash flows incorporate reasonable assumptions we believe a franchisee would make, such as sales growth, and include a deduction for royalties we would receive under a franchise agreement with terms substantially at market. The discount rate used in the fair value calculation is our estimate of the required rate-of-return that a franchisee would expect to receive when purchasing a similar restaurant and the related long-lived assets. Estimates of the price market participants would pay to sub-lease the operating lease ROU assets are based on comparable market rental information that could be reasonably obtained for the property. In situations where the highest and best use of the restaurant-level assets from market participants’ perspective is represented by sub-leasing the operating lease ROU assets and acquiring remaining restaurant assets, the Company continues to use these assets in operating its restaurant business, which is consistent with its long-term strategy of growing revenue through operating restaurant concepts.

As of each relevant measurement date, the fair value of restaurant-level assets, if determined to be impaired, is primarily represented by a price that a market participant would pay to sub-lease the operating lease ROU assets and acquire the remaining restaurant assets, which reflects the highest and best use of the assets. Significant unobservable inputs used in the fair value measurement include market rental prices, which were determined with the assistance of an independent valuation specialist. The direct comparison approach is used as the valuation technique by assuming a sub-lease of each of the properties in its existing state with vacant possession. By making reference to lease transactions as available in the relevant market, comparable properties in close proximity have been selected and adjustments have been made to account for any difference in factors such as location and property size.

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the quarters and years to date ended June 30, 2026 and 2025. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective period-end dates.

	Quarter Ended		Year to Date Ended
	6/30/2026	6/30/2025	6/30/2026	6/30/2025	Account Classification
Restaurant-level impairment(a)	7	8	7	8	Closure and impairment expenses, net

(a)
Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted mainly from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. After considering the impairment charges recorded during the corresponding periods, the fair value of such assets as of June 30, 2026 and 2025 was $19 million and $23 million, respectively.

Note 12 – Income Taxes

	Quarter Ended		Year to Date Ended
	6/30/2026	6/30/2025	6/30/2026	6/30/2025
Income tax provision	$92	$80	$215	$199
Effective tax rate	26.0%	25.8%	26.6%	26.9%

The higher effective tax rate for the quarter ended June 30, 2026 was primarily due to higher U.S. tax impact.

The lower effective tax rate for the year to date ended June 30, 2026 was primarily due to higher excess tax benefits upon exercise of share-based awards.

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

	Quarter Ended 6/30/2026
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated
Revenue from external customers	$2,338	$613	$54		$133	(b)	$3,138	$—	$3,138
Inter-segment revenue(c)	—	—	220		—		220	(220)	—
	2,338	613	274		133		3,358	(220)	3,138

Less:
Food and paper	710	204	4		—		918	—	918
Payroll and employee benefits	630	171	3		—		804	—	804
Occupancy and other operating expenses	563	151	5		—		719	—	719
General and administrative expenses	67	28	8		36		139	—	139
Franchise expenses	10	2	—		—		12	—	12
Expenses for transactions with franchisees	15	2	23		108	(b)	148	—	148
Other operating costs and expenses	1	3	231	(c)	23		258	(220)	38
Closures and impairment expenses, net	10	1	1		—		12	—	12

Operating Profit (Loss)	332	51	(1)		(34)		348	—	348

Interest income, net(a)					12				12
Investment loss(a)					(6)				(6)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$354

	Quarter Ended 6/30/2025
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated
Revenue from external customers	$2,096	$554	$40		$97	(b)	$2,787	$—	$2,787
Inter-segment revenue(c)	—	—	161		—		161	(161)	—
	2,096	554	201		97		2,948	(161)	2,787

Less:
Food and paper	631	177	2		—		810	—	810
Payroll and employee benefits	556	154	2		—		712	—	712
Occupancy and other operating expenses	523	141	5		—		669	—	669
General and administrative expenses	61	26	8		36		131	—	131
Franchise expenses	9	1	—		—		10	—	10
Expenses for transactions with franchisees	15	1	16		78	(b)	110	—	110
Other operating costs and expenses	1	5	168	(c)	17		191	(161)	30
Closures and impairment expenses, net	8	3	1		—		12	—	12
Other income, net	—	—	—		(1)		(1)	—	(1)

Operating Profit (Loss)	292	46	(1)		(33)		304	—	304

Interest income, net(a)					25				25
Investment loss(a)					(18)				(18)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$311

	Year to Date Ended 6/30/2026
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated
Revenue from external customers	$4,791	$1,248	$106		$264	(b)	$6,409	$—	$6,409
Inter-segment revenue(c)	—	—	456		—		456	(456)	—
	4,791	1,248	562		264		6,865	(456)	6,409

Less:
Food and paper	1,456	417	8		—		1,881	—	1,881
Payroll and employee benefits	1,273	339	6		—		1,618	(1)	1,617
Occupancy and other operating expenses	1,123	303	11		—		1,437	—	1,437
General and administrative expenses	128	54	14		80		276	—	276
Franchise expenses	21	3	—		—		24	—	24
Expenses for transactions with franchisees	30	4	48		216	(b)	298	—	298
Other operating costs and expenses	1	5	474	(c)	44		524	(455)	69
Closures and impairment expenses, net	10	1	1		—		12	—	12

Operating Profit (Loss)	749	122	—		(76)		795	—	795

Interest income, net(a)					28				28
Investment loss(a)					(17)				(17)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$806

	Year to Date Ended 6/30/2025
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated
Revenue from external customers	$4,342	$1,149	$79		$198	(b)	$5,768	$—	$5,768
Inter-segment revenue(c)	—	—	324		—		324	(324)	—
	4,342	1,149	403		198		6,092	(324)	5,768

Less:
Food and paper	1,316	363	5		—		1,684	—	1,684
Payroll and employee benefits	1,110	317	5		—		1,432	(1)	1,431
Occupancy and other operating expenses	1,055	292	10		—		1,357	—	1,357
General and administrative expenses	120	52	16		81		269	—	269
Franchise expenses	19	2	—		—		21	—	21
Expenses for transactions with franchisees	29	3	33		162	(b)	227	—	227
Other operating costs and expenses	2	11	335	(c)	34		382	(323)	59
Closures and impairment expenses, net	13	3	2		—		18	—	18
Other income, net	—	—	—		(1)		(1)	—	(1)

Operating Profit (Loss)	678	106	(3)		(78)		703	—	703

Interest income, net(a)					51				51
Investment loss(a)					(15)				(15)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$739

	Quarter Ended		Year to Date Ended
Depreciation and Amortization	6/30/2026	6/30/2025	6/30/2026	6/30/2025
KFC	$84	$76	$166	$150
Pizza Hut	23	24	46	47
All Other Segments	1	1	3	3
Corporate and Unallocated	12	9	22	19
	$120	$110	$237	$219

	Quarter Ended		Year to Date Ended
Impairment Charges	6/30/2026	6/30/2025	6/30/2026	6/30/2025
KFC(d)	$11	$9	$14	$14
Pizza Hut(d)	2	3	3	4
All Other Segments(d)	1	1	1	1
	$14	$13	$18	$19

	Quarter Ended		Year to Date Ended
Capital Spending	6/30/2026	6/30/2025	6/30/2026	6/30/2025
KFC	71	68	$155	$143
Pizza Hut	25	21	52	44
All Other Segments	2	1	3	1
Corporate and Unallocated	29	32	61	71
	$127	$122	$271	$259

	Total Assets
	6/30/2026	12/31/2025
KFC	$5,616	$5,560
Pizza Hut	982	952
All Other Segments	314	308
Corporate and Unallocated(e)	3,959	3,963
	$10,871	$10,783

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

Note 15 – Subsequent Events

Acquisition of Ownership of the Pizza Hut Brand in Mainland China

In August 2026, the Company completed the acquisition of ownership of the Pizza Hut brand in Mainland China at a cash consideration of $1.2 billion and secured an approximately $1.2 billion equivalent offshore bridge loan to finance the transaction. Upon closing, the Company will no longer be subject to the license fees previously payable to YUM for the Pizza Hut brand.

Amendment of Master License Agreement with YUM

In August 2026, the Company entered into an amended and restated master license agreement with YUM, pursuant to which the Company continues to be granted the exclusive right and license to use certain intellectual property associated with the KFC and Taco Bell brands in Mainland China in exchange for a license fee equal to 3% of net system sales, and will have the opportunity to earn certain annual financial incentives over the next twelve years from YUM based on the achievement of specified system sales growth targets for KFC China. The amendment also establishes a framework between the Company and YUM to discuss and develop a mutually agreed long-term growth plan for Taco Bell China, with remedies for any failure to agree upon or implement such a plan limited to the Taco Bell brand.

Cash Dividend

On July 30, 2026, the Company announced that the Board of Directors declared a cash dividend of $0.29 per share on Yum China’s common stock, payable on September 17, 2026, to stockholders of record as of the close of business on August 27, 2026. Total estimated cash dividend payable is approximately $99 million.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of 2025 system sales, with 19,297 restaurants covering over 2,700 cities primarily in China as of June 30, 2026. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Lavazza, Huang Ji Huang, Little Sheep and Taco Bell. We have the exclusive right to operate and sublicense the KFC, Pizza Hut and, subject to the agreed terms, Taco Bell brands in China (excluding Hong Kong, Macau and Taiwan), and own the intellectual property of the Little Sheep and Huang Ji Huang concepts outright. We also established a joint venture with Lavazza Group, the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee concept in China. KFC was the first major global restaurant brand to enter China in 1987. With more than three decades of operations, we have developed extensive operating experience in the China market. We believe that there are significant opportunities to further expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of 2025 system sales. As of June 30, 2026, KFC operated 13,789 restaurants in over 2,700 cities across China.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of 2025 system sales and number of restaurants as of December 31, 2025. As of June 30, 2026, Pizza Hut operated 4,549 restaurants in over 1,200 cities.

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

Quarters and Years to Date Ended June 30, 2026 and 2025

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

	Quarter Ended		%/ppts Change		Year to Date Ended		%/ppts Change
	6/30/2026	6/30/2025	Reported	Ex F/X	6/30/2026	6/30/2025	Reported	Ex F/X
System Sales Growth(a) (%)	6	4	NM	NM	5	3	NM	NM
Same-Store Sales Growth(a) (%)	1	1	NM	NM	1	Even	NM	NM
Operating Profit	348	304	+14	+7	795	703	+13	+7
Adjusted Operating Profit(b)	348	304	+14	+7	795	703	+13	+7
Core Operating Profit(b)	328	304	NM	+7	751	703	NM	+7
OP Margin(c) (%)	11.1	10.9	+0.2	+0.2	12.4	12.2	+0.2	+0.2
Core OP Margin(b) (%)	11.1	10.9	NM	+0.2	12.4	12.2	NM	+0.2
Net Income	244	215	+14	+6	553	507	+9	+3
Adjusted Net Income(b)	244	215	+14	+6	553	507	+9	+3
Diluted Earnings Per Common Share	0.70	0.58	+21	+14	1.57	1.35	+16	+10
Adjusted Diluted Earnings Per Common Share(b)	0.70	0.58	+21	+14	1.57	1.35	+16	+10

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

As compared to the second quarter of 2025, Total revenues in the second quarter of 2026 increased 13%, or 6% excluding the impact of F/X. Total revenues for the year to date ended June 30, 2026 increased 11%, or 5% excluding the impact of F/X. The increase in Total revenues for the quarter ended June 30, 2026, excluding the impact of F/X, was primarily attributable to 5% net new unit contribution and 1% same-store sales growth. The increase in Total revenues for the year to date ended June 30, 2026, excluding the impact of F/X, was primarily driven by 4% net new unit contribution and 1% same-store sales growth.

Operating profit for the second quarter increased 14%, or 7% excluding the impact of F/X. The increase in Operating profit for the quarter ended June 30, 2026 was primarily driven by the increase in Total revenues, efficiency improvement from streamlined operations and favorable commodity prices, partially offset by increased delivery cost associated with higher delivery sales mix in the current period and value-for-money offerings.

Operating profit for the year to date ended June 30, 2026 increased 13%, or 7% excluding the impact of F/X. The increase in Operating profit for the year to date ended June 30, 2026 was primarily driven by the increase in Total revenues, efficiency improvement from streamlined operations and favorable commodity prices, lower closures and impairment and G&A expenses, partially offset by increased delivery cost associated with higher delivery sales mix in the current period and value-for-money offerings.

Net income for the second quarter increased 14%, or 6% excluding the impact of F/X. Net income for the year to date ended June 30, 2026 increased 9%, or 3% excluding the impact of F/X. The increase in Net income was mainly due to the increase in Operating Profit, partially offset by less interest income from lower investment balance and interest rates.

The Consolidated Results of Operations for the quarters and years to date ended June 30, 2026 and 2025 and other data are presented below:

	Quarter Ended		% B/(W)(a)				Year to Date Ended		% B/(W)(a)
	6/30/2026	6/30/2025	Reported		Ex F/X		6/30/2026	6/30/2025	Reported		Ex F/X
Company sales	$2,910	$2,613	11		5		$5,957	$5,414	10		4
Franchise fees and income	29	24	18		12		59	51	15		9
Revenues from transactions with franchisees	155	115	35		27		311	236	32		25
Other revenues	44	35	27		20		82	67	23		16
Total revenues	$3,138	$2,787	13		6		$6,409	$5,768	11		5
Company restaurant expenses	$2,441	$2,191	(11)		(5)		$4,935	$4,472	(10)		(4)
Operating Profit	$348	$304	14		7		$795	$703	13		7
OP Margin (%)	11.1%	10.9%	0.2	ppts.	0.2	ppts.	12.4%	12.2%	0.2	ppts.	0.2	ppts.
Interest income, net	12	25	(52)		(52)		28	51	(48)		(49)
Investment loss	(6)	(18)	65		65		(17)	(15)	(6)		(6)
Income tax provision	(92)	(80)	(14)		(9)		(215)	(199)	(8)		(2)
Equity in net earnings (losses) from equity method investments	2	2	23		16		4	6	(15)		(20)
Net Income – including noncontrolling interests	264	233	14		6		595	546	9		3
Net Income – noncontrolling interests	20	18	(11)		(4)		42	39	(7)		(1)
Net Income – Yum China Holdings, Inc.	$244	$215	14		6		$553	$507	9		3
Diluted Earnings Per Common Share	$0.70	$0.58	21		14		$1.57	$1.35	16		10
Effective tax rate	26.0%	25.8%					26.6%	26.9%
Supplementary information – Non-GAAP Measures(b)
Restaurant profit	$469	$422	12		5		$1,022	$942	9		3
Restaurant margin (%)	16.1%	16.1%	—	ppts.	—	ppts.	17.2%	17.4%	(0.2)	ppts.	(0.2)	ppts.
Adjusted Operating Profit	$348	$304					$795	$703
Core Operating Profit	$328	$304					$751	$703
Core OP Margin (%)	11.1%	10.9%					12.4%	12.2%
Adjusted Net Income – Yum China Holdings, Inc.	$244	$215					$553	$507
Adjusted Diluted Earnings Per Common Share	$0.70	$0.58					$1.57	$1.35
Adjusted Effective Tax Rate	26.0%	25.8%					26.6%	26.9%
Adjusted EBITDA	$482	$427					$1,050	$941

(a)
Represents the period-over-period change in percentage.
(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

	Quarter Ended 6/30/2026	Year to Date Ended 6/30/2026
	% change	% change
System Sales Growth	13%	11%
System Sales Growth, excluding F/X	6%	5%
Same-Store Sales Growth	1%	1%

Unit Count	6/30/2026	6/30/2025	% Increase
Company-owned	15,776	14,319	10
Franchisees	3,521	2,659	32
	19,297	16,978	14

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

The following table sets forth the reconciliations of the most directly comparable GAAP financial measures to the non-GAAP financial measures:

	Quarter Ended		Year to Date Ended
	6/30/2026	6/30/2025	6/30/2026	6/30/2025

Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$348	$304	$795	$703
Special Items, Operating Profit	—	—	—	—
Adjusted Operating Profit	$348	$304	$795	$703
Reconciliation of Net Income to Adjusted Net Income
Net Income – Yum China Holdings, Inc.	$244	$215	$553	$507
Special Items, Net Income –Yum China Holdings, Inc.	—	—	—	—
Adjusted Net Income – Yum China Holdings, Inc.	$244	$215	$553	$507
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.70	$0.58	$1.58	$1.36
Special Items, Basic Earnings Per Common Share	—	—	—	—
Adjusted Basic Earnings Per Common Share	$0.70	$0.58	$1.58	$1.36
Diluted Earnings Per Common Share	$0.70	$0.58	$1.57	$1.35
Special Items, Diluted Earnings Per Common Share	—	—	—	—
Adjusted Diluted Earnings Per Common Share	$0.70	$0.58	$1.57	$1.35
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate	26.0%	25.8%	26.6%	26.9%
Impact on effective tax rate as a result of Special Items	—	—	—	—
Adjusted effective tax rate	26.0%	25.8%	26.6%	26.9%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below:

	Quarter Ended		Year to Date Ended
	6/30/2026	6/30/2025	6/30/2026	6/30/2025

Net Income – Yum China Holdings, Inc.	$244	$215	$553	$507
Net income – noncontrolling interests	20	18	42	39
Equity in net (earnings) losses from equity method investments	(2)	(2)	(4)	(6)
Income tax provision	92	80	215	199
Interest income, net	(12)	(25)	(28)	(51)
Investment loss	6	18	17	15
Operating Profit	348	304	795	703
Special Items, Operating Profit	—	—	—	—
Adjusted Operating Profit	348	304	795	703
Depreciation and amortization	120	110	237	219
Store impairment charges	14	13	18	19
Adjusted EBITDA	$482	$427	$1,050	$941

Reconciliation of GAAP Operating Profit to Restaurant Profit is as follows:

	Quarter Ended 6/30/2026
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$332	$51	$(1)	$(34)	$—	$348
Less:
Franchise fees and income	24	3	2	—	—	29
Revenues from transactions with franchisees	19	3	25	108	—	155
Other revenues	1	3	235	25	(220)	44
Add:
General and administrative expenses	67	28	8	36	—	139
Franchise expenses	10	2	—	—	—	12
Expenses for transactions with franchisees	15	2	23	108	—	148
Other operating costs and expenses	1	3	231	23	(220)	38
Closures and impairment expenses, net	10	1	1	—	—	12
Restaurant profit	$391	$78	$—	$—	$—	$469
Company sales	2,294	604	12	—	—	2,910
Restaurant margin (%)	17.1%	12.9%	(2.3)%	N/A	N/A	16.1%

	Quarter Ended 6/30/2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$292	$46	$(1)	$(33)	$—	$304
Less:
Franchise fees and income	19	2	3	—	—	24
Revenues from transactions with franchisees	17	1	17	80	—	115
Other revenues	1	6	172	17	(161)	35
Add:
General and administrative expenses	61	26	8	36	—	131
Franchise expenses	9	1	—	—	—	10
Expenses for transactions with franchisees	15	1	16	78	—	110
Other operating costs and expenses	1	5	168	17	(161)	30
Closures and impairment expenses, net	8	3	1	—	—	12
Other income, net	—	—	—	(1)	—	(1)
Restaurant profit	$349	$73	$—	$—	$—	$422
Company sales	2,059	545	9	—	—	2,613
Restaurant margin (%)	16.9%	13.3%	(11.5)%	N/A	N/A	16.1%

	Year to Date Ended 6/30/2026
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$749	$122	$—	$(76)	$—	$795
Less:
Franchise fees and income	47	6	6	—	—	59
Revenues from transactions with franchisees	38	5	51	217	—	311
Other revenues	2	6	483	47	(456)	82
Add:
General and administrative expenses	128	54	14	80	—	276
Franchise expenses	21	3	—	—	—	24
Expenses for transactions with franchisees	30	4	48	216	—	298
Other operating costs and expenses	1	5	474	44	(455)	69
Closures and impairment expenses, net	10	1	1	—	—	12
Restaurant profit (loss)	$852	$172	$(3)	$—	$1	$1,022
Company sales	4,704	1,231	22	—	—	5,957
Restaurant margin (%)	18.1%	14.0%	(8.2)%	N/A	N/A	17.2%

	Year to Date Ended 6/30/2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$678	$106	$(3)	$(78)	$—	$703
Less:
Franchise fees and income	40	4	7	—	—	51
Revenues from transactions with franchisees	33	3	36	164	—	236
Other revenues	2	13	342	34	(324)	67
Add:
General and administrative expenses	120	52	16	81	—	269
Franchise expenses	19	2	—	—	—	21
Expenses for transactions with franchisees	29	3	33	162	—	227
Other operating costs and expenses	2	11	335	34	(323)	59
Closures and impairment expenses, net	13	3	2	—	—	18
Other income, net	—	—	—	(1)	—	(1)
Restaurant profit (loss)	$786	$157	$(2)	$—	$1	$942
Company sales	4,267	1,129	18	—	—	5,414
Restaurant margin (%)	18.4%	13.9%	(16.0)%	N/A	N/A	17.4%

Reconciliation of GAAP Operating Profit to Core Operating Profit is as follows:

	Quarter ended		% Change		Year to Date Ended		% Change
	6/30/2026	6/30/2025	B/(W)		6/30/2026	6/30/2025	B/(W)
Operating profit	$348	$304	14		$795	$703	13
Special Items, Operating Profit	—	—			—	—
Adjusted Operating Profit	$348	$304	14		$795	$703	13
Items Affecting Comparability	—	—			—	—
F/X impact	(20)	—			(44)	—
Core Operating Profit	$328	$304	7		$751	$703	7
Total revenues	3,138	2,787	13		6,409	5,768	11
F/X impact	(183)	—			(342)	—
Total revenues, excluding the impact of F/X	$2,955	$2,787	6		$6,067	$5,768	5
Core OP margin (%)	11.1%	10.9%	0.2	ppts.	12.4%	12.2%	0.2	ppts.

Reconciliation of GAAP Operating Profit to Core Operating Profit by segment is as follows:

	Quarter Ended 6/30/2026
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$332	$51	$(1)	$(34)	$—	$348
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$332	$51	$(1)	$(34)	$—	$348
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	(19)	(3)	—	2	—	(20)
Core Operating Profit (Loss)	$313	$48	$(1)	$(32)	$—	$328

	Quarter Ended 6/30/2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$292	$46	$(1)	$(33)	$—	$304
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$292	$46	$(1)	$(33)	$—	$304
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	—	—	—	—	—	—
Core Operating Profit (Loss)	$292	$46	$(1)	$(33)	$—	$304

	Year to Date Ended 6/30/2026
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$749	$122	$—	$(76)	$—	$795
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$749	$122	$—	$(76)	$—	$795
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	(40)	(7)	—	3	—	(44)
Core Operating Profit (Loss)	$709	$115	$—	$(73)	$—	$751

	Year to Date Ended 6/30/2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$678	$106	$(3)	$(78)	$—	$703
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$678	$106	$(3)	$(78)	$—	$703
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	—	—	—	—	—	—
Core Operating Profit (Loss)	$678	$106	$(3)	$(78)	$—	$703

Segment Results

KFC

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2026	6/30/2025	Reported		Ex F/X		6/30/2026	6/30/2025	Reported		Ex F/X
Company sales	$2,294	$2,059	11		5		$4,704	$4,267	10		4
Franchise fees and income	24	19	23		16		47	40	20		13
Revenues from transactions with franchisees	19	17	18		11		38	33	16		10
Other revenues	1	1	(5)		(11)		2	2	(4)		(9)
Total revenues	$2,338	$2,096	12		5		$4,791	$4,342	10		4
Company restaurant expenses	$1,903	$1,710	(11)		(5)		$3,852	$3,481	(11)		(5)
G&A expenses	$67	$61	(9)		(3)		$128	$120	(6)		(1)
Franchise expenses	$10	$9	(22)		(15)		$21	$19	(18)		(11)
Expenses for transactions with franchisees	$15	$15	(3)		3		$30	$29	(4)		1
Other operating costs and expenses	$1	$1	53		55		$1	$2	58		60
Closures and impairment expenses, net	$10	$8	(30)		(23)		$10	$13	27		31
Operating Profit	$332	$292	14		7		$749	$678	10		5
OP Margin (%)	14.2%	14.0%	0.2	ppts.	0.2	ppts.	15.6%	15.6%	—	ppts.	—	ppts.
Restaurant profit	$391	$349	12		6		$852	$786	8		3
Restaurant margin (%)	17.1%	16.9%	0.2	ppts.	0.2	ppts.	18.1%	18.4%	(0.3)	ppts.	(0.3)	ppts.

	Quarter Ended 6/30/2026	Year to Date Ended 6/30/2026
	% change	% change
System Sales Growth	13%	12%
System Sales Growth, excluding F/X	7%	6%
Same-Store Sales Growth	1%	1%

Unit Count	6/30/2026	6/30/2025	% Increase
Company-owned	11,500	10,536	9
Franchisees	2,289	1,702	34
	13,789	12,238	13

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	6/30/2025	Store Portfolio Actions	Other	F/X	6/30/2026
Company sales	$2,059	$86	$16	$133	$2,294
Cost of sales	(631)	(30)	(8)	(41)	(710)
Cost of labor	(556)	(26)	(12)	(36)	(630)
Occupancy and other operating expenses	(523)	(18)	11	(33)	(563)
Restaurant profit	$349	$12	$7	$23	$391

	Year to Date Ended
Income (Expense)	6/30/2025	Store Portfolio Actions	Other	F/X	6/30/2026
Company sales	$4,267	$152	$33	$252	$4,704
Cost of sales	(1,316)	(53)	(9)	(78)	(1,456)
Cost of labor	(1,110)	(47)	(48)	(68)	(1,273)
Occupancy and other operating expenses	(1,055)	(35)	27	(60)	(1,123)
Restaurant profit	$786	$17	$3	$46	$852

The increase in Company sales for the quarter and year to date ended June 30, 2026, excluding the impact of F/X, was primarily driven by net unit growth and same-store sales growth. The increase in Restaurant profit for the quarter and year to date ended June 30, 2026, excluding the impact of F/X, was primarily driven by the increase in Company sales, efficiency improvement from streamlined operations and favorable commodity prices, partially offset by increased rider cost associated with higher delivery sales mix in the current period and value-for-money offerings.

Franchise Fees and Income/Revenues from Transactions with Franchisees

The quarter and year to date increase in Franchise fees and income and Revenues from transactions with franchisees, excluding the impact of F/X, was primarily driven by acceleration of franchise store openings.

Operating Profit

The quarter and year to date increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit.

Pizza Hut

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2026	6/30/2025	Reported		Ex F/X		6/30/2026	6/30/2025	Reported		Ex F/X
Company sales	$604	$545	11		4		$1,231	$1,129	9		3
Franchise fees and income	3	2	47		38		6	4	41		34
Revenues from transactions with franchisees	3	1	52		44		5	3	44		36
Other revenues	3	6	(41)		(44)		6	13	(51)		(54)
Total revenues	$613	$554	11		4		$1,248	$1,149	9		3
Company restaurant expenses	$526	$472	(11)		(5)		$1,059	$972	(9)		(3)
G&A expenses	$28	$26	(11)		(5)		$54	$52	(6)		0
Franchise expenses	$2	$1	(43)		(35)		$3	$2	(37)		(30)
Expenses for transactions with franchisees	$2	$1	(37)		(29)		$4	$3	(25)		(18)
Other operating costs and expenses	$3	$5	41		45		$5	$11	53		56
Closures and impairment expenses, net	$1	$3	52		54		$1	$3	56		58
Operating Profit	$51	$46	11		5		$122	$106	15		9
OP Margin (%)	8.3%	8.3%	—	ppts.	0.1	ppts.	9.8%	9.2%	0.6	ppts.	0.6	ppts.
Restaurant profit	$78	$73	8		2		$172	$157	10		4
Restaurant margin (%)	12.9%	13.3%	(0.4)	ppts.	(0.4)	ppts.	14.0%	13.9%	0.1	ppts.	0.1	ppts.

	Quarter Ended 6/30/2026	Year to Date Ended 6/30/2026
	% change	% change
System Sales Growth	13%	11%
System Sales Growth, excluding F/X	6%	5%
Same-Store Sales Growth	1%	Even

Unit Count	6/30/2026	6/30/2025	% Increase
Company-owned	4,036	3,629	11
Franchisees	513	235	118
	4,549	3,864	18

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	6/30/2025	Store Portfolio Actions	Other	F/X	6/30/2026
Company sales	$545	$21	$3	$35	$604
Cost of sales	(177)	(7)	(8)	(12)	(204)
Cost of labor	(154)	(6)	(1)	(10)	(171)
Occupancy and other operating expenses	(141)	(5)	4	(9)	(151)
Restaurant profit	$73	$3	$(2)	$4	$78

	Year to Date Ended
Income (Expense)	6/30/2025	Store Portfolio Actions	Other	F/X	6/30/2026
Company sales	$1,129	$36	$—	$66	$1,231
Cost of sales	(363)	(12)	(20)	(22)	(417)
Cost of labor	(317)	(9)	6	(19)	(339)
Occupancy and other operating expenses	(292)	(10)	15	(16)	(303)
Restaurant profit	$157	$5	$1	$9	$172

As compared to the second quarter of 2025, the increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by net unit growth and same-store sales growth. The increase in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales, efficiency improvement from streamlined operations and favorable commodity prices, partially offset by increased delivery cost associated with higher delivery sales mix in the current period and value-for-money offerings.

The increase in Company sales for the year to date ended June 30, 2026, excluding the impact of F/X, was primarily driven by net unit growth. The year to date increase in Restaurant profit, excluding the impact of F/X, was primarily driven by the increase in Company sales, efficiency improvement from streamlined operations and favorable commodity prices, partially offset by value-for-money offerings and increased delivery cost associated with higher delivery sales mix in the current period.

Franchise Fees and Income/Revenues from Transactions with Franchisees

The quarter and year to date increase in Franchise fees and income and Revenues from transactions with franchisees, excluding the impact of F/X, was primarily driven by acceleration of franchise store openings.

Operating Profit

The quarter and year to date increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit and lower closures and impairment expenses.

All Other Segments

All Other Segments reflects the results of Lavazza, Huang Ji Huang, Little Sheep, Taco Bell and our delivery operating segment.

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2026	6/30/2025	Reported		Ex F/X		6/30/2026	6/30/2025	Reported		Ex F/X
Company sales	$12	$9	28		21		$22	$18	26		19
Franchise fees and income	2	3	(25)		(30)		6	7	(25)		(29)
Revenues from transactions with franchisees	25	17	46		38		51	36	43		35
Other revenues	235	172	37		29		483	342	41		33
Total revenues	$274	$201	36		28		$562	$403	39		32
Company restaurant expenses	$12	$9	(17)		(11)		$25	$20	(17)		(11)
G&A expenses	$8	$8	1		7		$14	$16	11		15
Expenses for transactions with franchisees	$23	$16	(47)		(39)		$48	$33	(46)		(39)
Other operating costs and expenses	$231	$168	(37)		(29)		$474	$335	(41)		(34)
Closures and impairment expenses, net	$1	$1	3		8		$1	$2	32		35
Operating Profit (Loss)	$(1)	$(1)	80		81		$—	$(3)	NM		NM
OP Margin (%)	(0.1)%	(0.8)%	0.7	ppts.	0.7	ppts.	—	(0.8)%	0.8	ppts.	0.8	ppts.
Restaurant profit (loss)	$—	$—	74		80		$(3)	$(2)	35		41
Restaurant margin (%)	(2.3)%	(11.5)%	9.2	ppts.	9.2	ppts.	(8.2)%	(16.0)%	7.8	ppts.	7.8	ppts.

Total Revenues

The quarter and year to date increase in Total revenues of All other segments, excluding the impact of F/X, was primarily driven by revenue generated by our delivery team for services provided to Company-owned restaurants, which is inter-segment revenue, and franchise restaurants as a result of increased delivery sales.

Operating Profit (Loss)

The quarter and year to date improvement in Operating profit (loss) excluding the impact of F/X, was primarily driven by the decrease in Operating loss from certain emerging brands.

Corporate and Unallocated

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	6/30/2026	6/30/2025	Reported		Ex F/X		6/30/2026	6/30/2025	Reported		Ex F/X
Revenues from transactions with franchisees	$108	$80	37		29		$217	$164	32		25
Other revenues	$25	$17	43		34		$47	$34	38		31
Expenses for transactions with franchisees	$108	$78	(39)		(31)		$216	$162	(33)		(26)
Other operating costs and expenses	$23	$17	(40)		(32)		$44	$34	(33)		(26)
Corporate G&A expenses	$36	$36	(2)		1		$80	$81	—		3
Other unallocated income, net	$—	$(1)	(99)		(100)		$—	$(1)	(67)		(71)
Interest income, net	$12	$25	(52)		(52)		$28	$51	(48)		(49)
Investment loss	$(6)	$(18)	65		65		$(17)	$(15)	(6)		(6)
Income tax provision (See Note 12)	$(92)	$(80)	(14)		(9)		$(215)	$(199)	(8)		(2)
Equity in net earnings (losses) from equity method investments	$2	$2	23		16		$4	$6	(15)		(20)
Effective tax rate (See Note 12)	26.0%	25.8%	(0.2)	ppts.	(0.2)	ppts.	26.6%	26.9%	0.3	ppts.	0.3	ppts.

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

Corporate G&A Expenses

Corporate G&A expenses for the quarter remained flat. The year to date decrease in Corporate G&A expenses, excluding the impact of F/X, was primarily due to lower compensation costs and timing of government subsidies.

Interest Income, Net

The quarter and year to date decrease in interest income, net, excluding the impact of F/X, was primarily driven by lower investment balance with cash used in return to shareholders and lower interest rates.

Investment Loss

The investment loss mainly relates to the change in fair value of our investment in Meituan. See Note 3 for additional information.

Income Tax Provision

Our income tax provision primarily includes tax on our earnings generally at the Chinese statutory tax rate of 25% with certain Chinese subsidiaries qualified for preferential tax rates, withholding tax on planned or actual repatriation of earnings outside of China, Hong Kong profits tax, and U.S. corporate income tax, if any. The higher effective tax rate for the quarter ended June 30, 2026 was primarily due to higher U.S. tax impact. The lower effective tax rate for the year to date ended June 30, 2026 was primarily due to higher excess tax benefits upon exercise of share-based awards.

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

Entities that are general VAT taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as a VAT asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, in the Condensed Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT asset for recoverability, giving consideration to the indefinite life of VAT assets as well as its forecasted operating results and capital spending, which inherently includes significant assumptions that are subject to change. As of June 30, 2026 and December 31, 2025, the Company has not made an allowance for the recoverability of VAT assets, as the balance is expected to be utilized to offset against VAT payables or be refunded in the future.

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

As of June 30, 2026, current VAT assets of $159 million, non-current VAT assets of $14 million and net VAT payable of $7 million were recorded in Prepaid expenses and other current assets, Other assets and Accounts payable and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets.

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

Condensed Consolidated Cash Flows

Our cash flows for the years to date ended June 30, 2026 and 2025 were as follows:

Net cash provided by operating activities was $976 million in 2026 as compared to $864 million in 2025. The increase was primarily driven by the increase in Operating profit along with working capital changes.

Net cash used in investing activities was $265 million in 2026 as compared to $290 million in 2025. The decrease was mainly due to the net impact on cash flows resulting from purchases and maturities of short-term investments, and long-term bank deposits and notes.

Net cash used in financing activities was $739 million in 2026 as compared to $709 million in 2025. The increase was primarily driven by the increase of share repurchases and cash dividends paid on common stock, partially offset by the increase in the proceeds from short-term borrowings.

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

In August 2026, the Company completed the acquisition of ownership of the Pizza Hut brand in Mainland China at a cash consideration of $1.2 billion. To finance the transaction, the Company secured an approximately $1.2 billion equivalent offshore bridge loan for up to twelve months.

For long term financing, the Company is evaluating a range of options. The timing and terms of any such financing will depend on market conditions and other factors. Our access to, and the availability of, financing on acceptable terms and conditions in the future or at all will be impacted by many factors, including, but not limited to:

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

Share Repurchases and Dividends

As of June 30, 2026, our Board of Directors authorized an aggregate of $5.4 billion for our share repurchase program, of which $641 million remained available as of June 30, 2026. Yum China may repurchase shares under this program from time to time in the open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the years to date ended June 30, 2026 and 2025, the Company repurchased 10.7 million shares of common stock for $515 million and 7.7 million shares of common stock for $356 million, respectively, under the repurchase program, excluding transaction costs and excise tax.

For the quarters ended June 30, 2026 and 2025, the Company paid cash dividends of approximately $101 million and $90 million, respectively, and for the years to date ended June 30, 2026 and 2025, the Company paid aggregate cash dividends of approximately $203 million and $180 million, respectively, to stockholders through a quarterly dividend payment of $0.29 and $0.24 per share, respectively.

The Company plans to return $1.5 billion to shareholders in 2026, adding to the $1.5 billion it delivered to shareholders in each of 2025 and 2024 in share repurchases and dividends.

On July 30, 2026, the Board of Directors declared a cash dividend of $0.29 per share, payable on September 17, 2026, to stockholders of record as of the close of business on August 27, 2026. The total estimated cash dividend payable is approximately $99 million.

The Company plans to return an average annual return of approximately $900 million to over $1 billion in 2027 and 2028, and to exceed $1 billion in 2028.

Our plan of capital returns to shareholders is based on current expectations, which may change based on market conditions, capital needs or otherwise. Our ability to return capital to shareholders in the future is also subject to the factors described below under “Forward-Looking Statements.” In addition, our ability to declare and pay any dividends on our stock may be restricted by our earnings available for distribution under applicable Chinese laws. The laws, rules and regulations applicable to our Chinese subsidiaries permit payments of dividends only out of their accumulated profits, if any, determined in accordance with applicable Chinese accounting standards and regulations. Under Chinese laws, an enterprise incorporated in China is required to set aside at least 10% of its after-tax profits each year, after making up previous years’ accumulated losses, if any, to fund statutory surplus reserve, until the aggregate amount of such a fund reaches 50% of its registered capital. As a result, our Chinese subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. At the discretion of the board of directors, as an enterprise incorporated in China, each of our Chinese subsidiaries may allocate a portion of its after-tax profits based on Chinese accounting standards to discretionary surplus reserve. These reserves are not distributable as cash dividends.

Borrowing Capacity

As of June 30, 2026, the Company had credit facilities of RMB10,715 million (approximately $1,579 million), comprised of onshore credit facilities in the aggregate amount of RMB8,000 million (approximately $1,179 million), offshore credit facilities in the aggregate amount of $200 million and a credit facility of $200 million that can be used for either onshore or offshore.

The credit facilities had remaining terms ranging from less than one year to three years as of June 30, 2026. Our credit facilities mainly include term loans, overdrafts, letters of credit, banker’s acceptance notes and bank guarantees. The credit facilities in general bear interest based on the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Each credit facility contains a cross-default provision whereby our failure to make any payment on a principal amount from any credit facility will constitute a default on other credit facilities. Some of the credit facilities contain covenants limiting, among other things, certain additional indebtedness and liens, and certain other transactions specified in the respective agreements. As of June 30, 2026, we had outstanding short-term bank borrowings of RMB445 million (approximately $66 million), mainly to manage working capital at our operating subsidiaries. Such bank borrowings are due within one year from their issuance dates. As of June 30, 2026, we also had outstanding bank guarantees of RMB315 million (approximately $46 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants, as well as outstanding bank guarantees of RMB600 million (approximately $89 million) to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements. Our credit facilities were therefore reduced by outstanding short-term bank borrowings, adjusted for unamortized interest and outstanding guarantees. As of June 30, 2026, the Company had unused credit facilities of approximately $1,378 million.

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

As substantially all of the Company’s operations are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter and year to date ended June 30, 2026, the Company’s Operating profit would have decreased by approximately $33 million and $75 million, respectively, if the RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2026, our Board of Directors authorized an aggregate of $5.4 billion for our share repurchase program. The authorization does not have an expiration date.

The following table provides information as of June 30, 2026 with respect to shares of Yum China common stock repurchased on the NYSE and HKEX by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share(a)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)

4/1/26-4/30/26	1,672	$48.95	1,672	$860
5/1/26-5/31/26	2,894	$46.79	2,894	$725
6/1/26-6/30/26	1,969	$42.53	1,969	$641
Total	6,535	$46.06	6,535	$641

(a)
Starting January 2024, the Company also repurchased shares of common stock through open market transactions on the HKEX. Price paid for shares repurchased on the HKEX has been converted into U.S. dollars at the exchange rate on the date of repurchase.

Item 5. Other Information

During the quarter ended June 30, 2026, none of the Company’s officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) or directors adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6. Exhibits

Exhibit Number	Description of Exhibits
10.1** ***	Membership Interest Purchase Agreement, dated as of June 16, 2026, by and between Yum China Holdings, Inc. and Yum! Brands, Inc.*

10.2***

Amended and Restated KFC/TB Master License Agreement, dated as of August 7, 2026, by and between YRI China Franchising LLC and Yum Restaurants Consulting (Shanghai) Company Limited. (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on August 7, 2026).

10.3

Guaranty of Amended and Restated KFC/TB Master License Agreement, dated as of August 7, 2026, by Yum China Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on August 7, 2026).

10.4**

Bridge Credit Agreement, dated as of July 31, 2026, among Yum China Holdings, Inc., HSBC Bank USA, National Association and Citibank N.A., Hong Kong Branch, as lenders, and HSBC Bank USA, National Association, as administrative agent. (incorporated by reference to Exhibit 10.1 to Yum China Holdings, Inc.’s Current Report on Form 8-K filed on August 6, 2026).

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

Yum China Holdings, Inc.
(Registrant)

Date:	August 10, 2026	/s/ Xueling Lu
Controller and Principal Accounting Officer