Form 10-Q
period 2026-09-30
Yum China Holdings, Inc.
filed 2026-11-05
CIK 1673358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2026 was 336,860,181 shares.

Yum China Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions, except per share data)

	Quarter Ended		Year to Date Ended
Revenues	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Company sales	$3,214	$2,998	$9,171	$8,412
Franchise fees and income	32	28	91	79
Revenues from transactions with franchisees	183	140	494	376
Other revenues	48	40	130	107
Total revenues	3,477	3,206	9,886	8,974
Costs and Expenses, Net
Company restaurants
Food and paper	1,011	939	2,892	2,623
Payroll and employee benefits	851	785	2,468	2,216
Occupancy and other operating expenses	778	755	2,215	2,112
Company restaurant expenses	2,640	2,479	7,575	6,951
General and administrative expenses	155	143	431	412
Franchise expenses	13	11	37	32
Expenses for transactions with franchisees	172	134	470	361
Other operating costs and expenses	42	35	111	94
Closures and impairment expenses, net	4	4	16	22
Other income, net	—	—	—	(1)
Total costs and expenses, net	3,026	2,806	8,640	7,871
Operating Profit	451	400	1,246	1,103
Interest income, net	7	23	35	74
Investment gain (loss)	5	(10)	(12)	(25)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments	463	413	1,269	1,152
Income tax provision	(130)	(114)	(345)	(313)
Equity in net earnings (losses) from equity method investments	2	6	6	12
Net income – including noncontrolling interests	335	305	930	851
Net income – noncontrolling interests	24	23	66	62
Net Income – Yum China Holdings, Inc.	$311	$282	$864	$789
Weighted-average common shares outstanding (in millions):
Basic	342	368	347	372
Diluted	343	369	348	374
Basic Earnings Per Common Share	$0.91	$0.76	$2.49	$2.12
Diluted Earnings Per Common Share	$0.91	$0.76	$2.48	$2.11

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Quarter Ended		Year to Date Ended
	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Net income – including noncontrolling interests	$335	$305	$930	$851
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	54	30	204	117
Comprehensive income – including noncontrolling interests	389	335	1,134	968
Comprehensive income – noncontrolling interests	31	27	91	77
Comprehensive Income – Yum China Holdings, Inc.	$358	$308	$1,043	$891

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Year to Date Ended
	9/30/2026	9/30/2025
Cash Flows – Operating Activities
Net income – including noncontrolling interests	$930	$851
Depreciation and amortization	358	333
Non-cash operating lease cost	314	299
Closures and impairment expenses	16	22
Investment loss	12	25
Equity in net (earnings) losses from equity method investments	(6)	(12)
Distributions of income received from equity method investments	11	9
Deferred income taxes	(6)	(10)
Share-based compensation expense	33	32
Changes in accounts receivable	(19)	(5)
Changes in inventories	22	25
Changes in prepaid expenses, other current assets and value-added tax assets	69	(19)
Changes in accounts payable and other current liabilities	21	(9)
Changes in income taxes payable	42	61
Changes in non-current operating lease liabilities	(275)	(301)
Other, net	(41)	40
Net Cash Provided by Operating Activities	1,481	1,341
Cash Flows – Investing Activities
Capital spending	(417)	(385)
Purchases of short-term investments, long-term bank deposits and notes	(6,011)	(6,162)
Maturities of short-term investments, long-term bank deposits and notes	5,819	6,245
Acquisition of intangible assets	(1,202)	—
Acquisition of equity investment	—	(14)
Other, net	9	—
Net Cash Used in Investing Activities	(1,802)	(316)
Cash Flows – Financing Activities
Proceeds from short-term borrowings	1,561	29
Repayment of short-term borrowings	(51)	(129)
Repurchase of shares of common stock	(793)	(692)
Cash dividends paid on common stock	(302)	(268)
Dividends paid to noncontrolling interests	(63)	(31)
Acquisition of noncontrolling interests	—	(8)
Other, net	(11)	(8)
Net Cash Provided by (Used in) Financing Activities	341	(1,107)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	9	7
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	29	(75)
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	506	723
Cash, Cash Equivalents, and Restricted Cash - End of Period	$535	$648

Supplemental Cash Flow Data
Cash paid for income tax	311	266
Cash paid for interest	5	—
Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and other current liabilities	133	137

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Yum China Holdings, Inc.

(in US$ millions)

	9/30/2026	12/31/2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$535	$506
Short-term investments	1,132	878
Accounts receivable, net	117	95
Inventories, net	434	438
Prepaid expenses and other current assets	390	440
Total Current Assets	2,608	2,357
Property, plant and equipment, net	2,660	2,543
Operating lease right-of-use assets	2,072	2,189
Goodwill	2,046	1,963
Intangible assets, net	1,416	148
Long-term bank deposits and notes	670	678
Equity investments	390	387
Deferred income tax assets	166	156
Other assets	379	362
Total Assets	12,407	10,783

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	2,234	2,127
Short-term borrowings	1,549	30
Income taxes payable	135	89
Total Current Liabilities	3,918	2,246
Non-current operating lease liabilities	1,709	1,823
Non-current finance lease liabilities	47	51
Deferred income tax liabilities	468	406
Other liabilities	169	158
Total Liabilities	6,311	4,684

Redeemable Noncontrolling Interest	—	—

Equity
Common stock, $0.01 par value; 1,000 million shares authorized; 339 million shares and 355 million shares issued at September 30, 2026 and December 31, 2025, respectively; 339 million shares and 354 million shares outstanding at September 30, 2026 and December 31, 2025, respectively.	3	4
Treasury stock	(14)	(28)
Additional paid-in capital	3,643	3,796
Retained earnings	1,707	1,764
Accumulated other comprehensive income (loss)	22	(157)
Total Yum China Holdings, Inc. Stockholders' Equity	5,361	5,379
Noncontrolling interests	735	720
Total Equity	6,096	6,099
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$12,407	$10,783

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Equity (Unaudited)

Yum China Holdings, Inc.

(in US$ millions)

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Interests	Equity	Interest
Balance at June 30, 2026	345	$3	$3,696	$1,696	$(25)	—	$(13)	$704	$6,061	$—
Net Income				311				24	335	—
Foreign currency translation adjustments					47			7	54	—
Comprehensive income									389	—
Cash dividends declared ($0.29 per common share)				(99)					(99)
Repurchase and retirement of shares	(6)	—	(63)	(201)		—	(1)		(265)
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			10					—	10
Balance at September 30, 2026	339	$3	$3,643	$1,707	$22	—	$(14)	$735	$6,096	$—

Balance at June 30, 2025	371	$4	$3,952	$2,110	$(265)	—	$(12)	$667	$6,456	$13
Net Income				282				23	305	—
Foreign currency translation adjustments					26			4	30	—
Comprehensive income									335	—
Cash dividends declared ($0.24 per common share)				(88)					(88)
Repurchase and retirement of shares	(7)	—	(77)	(254)		—	2		(329)
Exercise and vesting of share-based awards	—	—	—						—
Share-based compensation			10					—	10
Acquisition of noncontrolling interest			2						2	(13)
Balance at September 30, 2025	364	$4	$3,887	$2,050	$(239)	—	$(10)	$694	$6,386	$—

	Yum China Holdings, Inc.
					Accumulated
	Common		Additional		Other					Redeemable
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total	Noncontrolling
	Shares	Amount*	Capital	Earnings	(Loss) Income	Shares*	Amount	Interests	Equity*	Interest
Balance at December 31, 2025	355	$4	$3,796	$1,764	$(157)	(1)	$(28)	$720	$6,099	$—
Net Income				864				66	930	—
Foreign currency translation adjustments					179			25	204	—
Comprehensive income									1,134	—
Cash dividends declared ($0.87 per common share)				(302)					(302)
Distributions to noncontrolling interests								(76)	(76)
Repurchase and retirement of shares	(17)	—	(180)	(619)		—	14		(785)
Exercise and vesting of share-based awards	1	—	(6)						(6)
Share-based compensation			33					—	33
Balance at September 30, 2026	339	$3	$3,643	$1,707	$22	—	$(14)	$735	$6,096	$—

Balance at December 31, 2024	379	$4	$4,028	$2,089	$(341)	(1)	$(52)	$686	$6,414	$13
Net Income				789				62	851	—
Foreign currency translation adjustments					102			15	117	—
Comprehensive income									968	—
Cash dividends declared ($0.72 per common share)				(268)					(268)
Distributions to noncontrolling interests								(69)	(69)
Repurchase and retirement of shares	(16)	—	(170)	(560)		1	42		(688)
Exercise and vesting of share-based awards	1	—	(5)						(5)
Share-based compensation			32					—	32
Acquisition of noncontrolling interest			2						2	(13)
Balance at September 30, 2025	364	$4	$3,887	$2,050	$(239)	—	$(10)	$694	$6,386	$—

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

The Company owns, franchises or has ownership in entities that own and operate restaurants (also referred to as “stores” or “units”) under the KFC, Pizza Hut, Lavazza, Huang Ji Huang, Little Sheep and Taco Bell concepts (collectively, the “concepts”). Our right to use and sublicense the use of intellectual property owned by YUM and its subsidiaries for the development and operation of the KFC and Taco Bell brands and their related marks and other intellectual property rights for restaurant services is governed by the amended and restated master license agreement, effective as of August 7, 2026, between Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of the Company and a subsidiary of YUM. Pursuant to the amended and restated master license agreement, we are the exclusive licensee of the KFC and, subject to the agreed terms, Taco Bell brands and their related marks and other intellectual property rights for restaurant services in the People’s Republic of China (the “PRC” or “China”), excluding Hong Kong, Macau and Taiwan. The term of the license is 50 years from October 31, 2016, with automatic renewals for additional consecutive renewal terms of 50 years each, subject only to us being in “good standing” and unless we give notice of our intent not to renew. In exchange, we pay a license fee to YUM equal to 3% of net system sales from both our Company and franchise restaurants. In August 2026, the Company completed the transaction to acquire ownership of the Pizza Hut brand in Mainland China (the “Pizza Hut Acquisition”) from YUM. Upon closing, the Company was no longer subject to the license fees previously payable to YUM for the Pizza Hut brand. In addition, we own the intellectual property of Huang Ji Huang and Little Sheep and pay no license fee related to these concepts.

In 1987, KFC was the first major global restaurant brand to enter China. As of September 30, 2026, there were 14,307 KFC stores in China. We maintain a controlling interest of 58%, 70%, 83%, 92% and approximately 60% in the entities that own and operate the KFCs in and around Shanghai, Beijing, Wuxi, Suzhou and Hangzhou, respectively.

The first Pizza Hut in China opened in 1990. As of September 30, 2026, there were 4,740 Pizza Hut restaurants in China.

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

We have prepared the Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include all normal and recurring adjustments considered necessary to present fairly our financial position as of September 30, 2026, and our results of operations, comprehensive income and statements of equity for the quarters and years to date ended September 30, 2026 and 2025, and cash flows for the years to date ended September 30, 2026 and 2025. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2026.

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

Note 3 – Acquisitions and Equity Investments

Acquisition of Ownership of the Pizza Hut Brand in Mainland China (the “Pizza Hut Acquisition”)

In August 2026, the Company completed the acquisition of ownership of the Pizza Hut brand in Mainland China from YUM for a cash consideration of $1.2 billion. Upon closing, the Company was no longer subject to the license fees previously payable to YUM for the Pizza Hut brand.

The transaction was accounted for as an asset acquisition. The acquired trademarks, other intellectual property and related rights associated with the Pizza Hut brand in Mainland China represent a group of complementary intangible assets (collectively, the “brand name”). The Company determined that the brand name has an indefinite useful life since we intend to use it indefinitely and there are no foreseeable legal, regulatory, or contractual provisions that limit its useful life.

Total purchase consideration, including directly attributable transaction costs, was allocated to assets acquired and liabilities assumed. The carrying amount then assigned to the Pizza Hut brand name was $1,264 million on the acquisition date, after recording the related deferred tax liability impact of $45 million.

Consolidation of Hangzhou KFC and Equity Investment in Hangzhou Catering

In the fourth quarter of 2021, the Company completed its investment in a 28% equity interest in Hangzhou Catering, an entity holding a 45% equity interest in Hangzhou KFC, of which the Company previously held a 47% equity interest. Upon completion of the transaction, the Company directly and indirectly holds an approximately 60% equity interest in Hangzhou KFC and has majority representation on the board, and thus obtained control over Hangzhou KFC and started to consolidate its results from the acquisition date. In addition to its equity interest in Hangzhou KFC, Hangzhou Catering operates Chinese dining restaurants under four time-honored brands and a food processing business. The Company applies the equity method of accounting to the 28% equity interest in Hangzhou Catering excluding the Hangzhou KFC business and recorded this investment in Equity investments based on its then fair value. The Company elected to report its share of Hangzhou Catering’s financial results with a one-quarter lag because its results are not available in time for the Company to record them in the concurrent period. The Company’s equity earnings (losses) from Hangzhou Catering, net of taxes, were immaterial for both quarters and years to date ended September 30, 2026 and 2025, and included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statements of Income. As of September 30, 2026 and December 31, 2025, the carrying amount of the Company’s equity method investment in Hangzhou Catering was $58 million and $54 million, respectively, exceeding the Company’s interest in Hangzhou Catering’s underlying net assets by $21 million and $22 million, respectively. Substantially all of this difference was attributable to its self-owned properties and impact of related deferred tax liabilities determined upon acquisition, which is being depreciated over a weighted-average remaining useful life of 20 years.

The purchase amount from Hangzhou Catering was immaterial for both quarters and years to date ended September 30, 2026 and 2025. The Company’s accounts payable and other current liabilities due to Hangzhou Catering were immaterial as of both September 30, 2026 and December 31, 2025.

Fujian Sunner Development Co., Ltd. (“Sunner”) Investment

In the first quarter of 2021, the Company acquired a 5% equity interest in Sunner, a Shenzhen Stock Exchange-listed company. Sunner is China’s largest white-feathered chicken producer and the Company’s largest poultry supplier.

In May 2021, the Company obtained one seat on Sunner’s board of directors upon Sunner’s shareholder approval. The representation on the board, along with the Company being one of Sunner’s significant shareholders, provides the Company with the ability to exercise significant influence over the operating and financial policies of Sunner. As a result, the Company started to apply the equity method of accounting to the investment in May 2021 based on its then fair value. The Company elected to report its share of Sunner’s financial results with a one-quarter lag because Sunner’s results are not available in time for the Company to record them in the concurrent period. The Company’s equity earnings from Sunner, net of taxes, was $2 million and $5 million for the quarters ended September 30, 2026 and 2025, respectively, and was $5 million and $8 million for the years to date ended September 30, 2026 and 2025, respectively, which were included in Equity in net earnings (losses) from equity method investments in our Condensed Consolidated Statements of Income.

The Company purchased inventories of $119 million and $97 million from Sunner for the quarters ended September 30, 2026 and 2025, respectively, and $320 million and $272 million for the years to date ended September 30, 2026 and 2025, respectively. The Company’s accounts payable and other current liabilities due to Sunner were $44 million and $34 million as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026 and December 31, 2025, the carrying amount of the Company’s investment in Sunner was $244 million and $231 million, respectively, exceeding the Company’s interest in Sunner’s underlying net assets by $158 million and $153 million, respectively. As of September 30, 2026 and December 31, 2025, $14 million and $15 million of these basis differences were related to finite-lived intangible assets determined upon acquisition, respectively, which are being amortized over the estimated useful life of 20 years. The remaining differences were related to goodwill and indefinite-lived intangible assets, which are not subject to amortization, as well as deferred tax liabilities impact. As of September 30, 2026 and December 31, 2025, the market value of the Company’s investment in Sunner was $141 million and $147 million based on its quoted closing price, respectively.

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

A summary of pre-tax gains or losses on investment in equity securities of Meituan recognized, which were included in Investment gain (loss) in our Condensed Consolidated Statements of Income, is as follows:

	Quarter Ended		Year to Date Ended
	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Unrealized gain (loss) recorded on equity securities held as of the end of the period	$1	$(11)	$(18)	$(26)

Other Equity Investments

In addition, the Company has strategic equity investments in its eco-system partners, including food and information technology service suppliers. For investments over which the Company has significant influence but does not control, the Company applies equity method to account for such investments. These investments were immaterial both individually and in aggregate, totaling $34 million and $30 million as of September 30, 2026 and December 31, 2025, respectively. The Company purchased inventories or services from these investees and the purchase amounts were immaterial for both quarters and years to date ended September 30, 2026 and 2025.

In the first quarter of 2025, the Company completed a strategic investment in SnowValley Agricultural Group, one of the Company’s key suppliers for potato and a private company, for a total consideration of $14 million. The investment contains certain preferential rights, including the right to redeem shares at the Company’s option upon contingent events, and is therefore accounted for as available-for-sale debt securities measured at the estimated fair value. The unrealized gains or losses, arising from the change in fair value, net of tax, is recognized in Other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income. As of both September 30, 2026 and December 31, 2025, the carrying amount of the investment was $15 million and fair value change was nil for both quarters and years to date ended September 30, 2026 and 2025.

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

Disaggregation of Revenue

The following tables present revenue disaggregated by types of arrangements and segments:

	Quarter Ended 9/30/2026
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$2,547	$654	$13	$—	$3,214	$—	$3,214
Franchise fees and income	26	4	2	—	32	—	32
Revenues from transactions with franchisees	23	3	30	127	183	—	183
Other revenues	1	4	262	26	293	(245)	48
Total revenues	$2,597	$665	$307	$153	$3,722	$(245)	$3,477

	Quarter Ended 9/30/2025
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$2,363	$624	$11	$—	$2,998	$—	$2,998
Franchise fees and income	22	3	3	—	28	—	28
Revenues from transactions with franchisees	18	2	23	97	140	—	140
Other revenues	1	6	235	18	260	(220)	40
Total revenues	$2,404	$635	$272	$115	$3,426	$(220)	$3,206

	Year to Date Ended 9/30/2026
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$7,251	$1,885	$35	$—	$9,171	$—	$9,171
Franchise fees and income	73	10	8	—	91	—	91
Revenues from transactions with franchisees	61	8	81	344	494	—	494
Other revenues	3	10	745	73	831	(701)	130
Total revenues	$7,388	$1,913	$869	$417	$10,587	$(701)	$9,886

	Year to Date Ended 9/30/2025
Revenues	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Combined	Elimination	Consolidated
Company sales	$6,630	$1,753	$29	$—	$8,412	$—	$8,412
Franchise fees and income	62	7	10	—	79	—	79
Revenues from transactions with franchisees	51	5	59	261	376	—	376
Other revenues	3	19	577	52	651	(544)	107
Total revenues	$6,746	$1,784	$675	$313	$9,518	$(544)	$8,974

Accounts Receivable

Accounts receivable primarily consist of trade receivables and royalties from franchisees, and are generally due within 30 days of the period in which the corresponding sales occur. Our provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information. Upon adoption of ASU 2025-05 on January 1, 2026, the Company elected the practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of accounts receivable. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Accounts receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. As of both September 30, 2026 and December 31, 2025, the ending balances of provision for accounts receivable were $2 million, and amounts of accounts receivable past due were immaterial.

Costs to Obtain Contracts

Costs to obtain contracts primarily consist of license fees that are payable to YUM in relation to our deferred revenue of prepaid stored-value products, privilege membership programs and customer loyalty programs. They meet the requirements to be capitalized as they are incremental costs of obtaining contracts with customers and the Company expects to generate future economic benefits from such costs incurred. Such costs to obtain contracts are included in Other assets and Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets and are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. The Company did not incur any impairment losses related to costs to obtain contracts during any of the periods presented. Costs to obtain contracts were $6 million and $6 million as of September 30, 2026 and December 31, 2025, respectively.

Contract Liabilities

Contract liabilities at September 30, 2026 and December 31, 2025 were as follows:

Contract liabilities	9/30/2026	12/31/2025
– Deferred revenue related to prepaid stored-value products	$139	$133
– Deferred revenue related to upfront franchise fees	55	57
– Deferred revenue related to customer loyalty programs	19	18
– Deferred revenue related to privilege membership programs	37	44
Total	$250	$252

Contract liabilities primarily consist of deferred revenue related to prepaid stored-value products, privilege membership programs, customer loyalty programs and upfront franchise fees, including initial fees and pre-opening service fees. Deferred revenue related to prepaid stored-value products, privilege membership programs and customer loyalty programs is included in Accounts payable and other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue related to upfront franchise fees that we expect to recognize as revenue in the next 12 months is included in Accounts payable and other current liabilities, and the remaining balance is included in Other liabilities in the Condensed Consolidated Balance Sheets. Revenue recognized that was included in the contract liability balance at the beginning of each period amounted to $59 million and $58 million for the quarters ended September 30, 2026 and 2025, respectively, and $106 million and $96 million for the years to date ended September 30, 2026 and 2025, respectively. Changes in contract liability balances were not materially impacted by business acquisition, change in estimate of transaction price or any other factors during any of the periods presented.

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

Note 5 – Earnings Per Common Share (“EPS”)

The following table summarizes the components of basic and diluted EPS (in millions, except per share data):

	Quarter Ended		Year to Date Ended
	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Net Income – Yum China Holdings, Inc.	$311	$282	$864	$789
Weighted-average common shares outstanding (for basic calculation)(a)	342	368	347	372
Effect of dilutive share-based awards(a)	1	1	1	2
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)(a)	343	369	348	374
Basic Earnings Per Common Share	$0.91	$0.76	$2.49	$2.12
Diluted Earnings Per Common Share	$0.91	$0.76	$2.48	$2.11
Share-based awards excluded from the diluted EPS computation(b)	3	3	3	3

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
(b)
These outstanding stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) were excluded from the computation of diluted EPS because to do so would have been antidilutive for the periods presented, or because certain awards are contingently issuable based on the achievement of performance and market conditions, which have not been met as of September 30, 2026 and 2025.

Note 6 – Equity

Share Repurchase and Retirement

As of September 30, 2026, our Board of Directors authorized an aggregate of $5.4 billion for our share repurchase program, including its most recent increase in authorization in December 2025. During the years to date ended September 30, 2026 and 2025, the Company repurchased 16.6 million shares of common stock for $778 million, and 14.9 million shares of common stock for $682 million, respectively, under the repurchase program, excluding transaction costs and excise tax. As of September 30, 2026, approximately $378 million remained available for future share repurchases under the authorization.

Of the shares repurchased for the year to date ended September 30, 2026, 16.2 million shares were retired and resumed the status of authorized and unissued shares of common stock, and 0.3 million shares repurchased on the HKEX are expected to be retired subsequent to September 30, 2026, and included in Treasury stock in the Condensed Consolidated Financial Statements.

The Inflation Reduction Act of 2022 (“IRA”), which is discussed further in Note 13, imposes an excise tax of 1% on net share repurchases that occur after December 31, 2022. Excise tax on net share repurchases, which was recognized as part of the cost of the shares repurchased, amounted to $7 million and $6 million for the years to date ended September 30, 2026 and 2025, respectively.

Note 7 – Supplemental Balance Sheet Information

Accounts Receivable, net	9/30/2026	12/31/2025
Accounts receivable, gross	$119	$97
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$117	$95

Prepaid Expenses and Other Current Assets	9/30/2026	12/31/2025
Value-added tax (“VAT”) assets	$175	$142
Receivables from payment processors and aggregators	64	72
Deposits, primarily lease deposits	23	24
Interest receivables	14	100
Other prepaid expenses and current assets	114	102
Prepaid expenses and other current assets	$390	$440

Property, Plant and Equipment (“PP&E”)	9/30/2026	12/31/2025
Buildings and improvements, and construction in progress	$3,511	$3,340
Finance leases, primarily buildings	92	90
Machinery and equipment	2,211	2,035
PP&E, gross	5,814	5,465
Accumulated depreciation	(3,154)	(2,922)
PP&E, net	$2,660	$2,543

Equity Investments	9/30/2026	12/31/2025
Investment in equity method investees	$336	$315
Investment in equity securities	39	57
Investment in available-for-sale debt securities	15	15
Equity investments	$390	$387

Other Assets	9/30/2026	12/31/2025
Prepayment for acquisition of PP&E(a)	$127	$122
Long-term deposits, primarily lease deposits	107	104
Land use right	99	98
VAT assets	15	14
Costs to obtain contracts	5	6
Others	26	18
Other assets	$379	$362
(a)
Primarily includes a prepayment made in relation to the acquisition of a building located in Shanghai to house the Company’s headquarters and flagship stores, which is currently expected to be delivered to the Company in 2027.

Accounts Payable and Other Current Liabilities	9/30/2026	12/31/2025
Accounts payable	$959	$793
Operating lease liabilities	425	438
Accrued compensation and benefits	222	261
Contract liabilities	204	205
Accrued capital expenditures	133	166
Dividends payable	84	51
Accrued marketing expenses	27	40
Other current liabilities	180	173
Accounts payable and other current liabilities	$2,234	$2,127

Other Liabilities	9/30/2026	12/31/2025
Contract liabilities	$46	$47
Accrued income tax payable	22	24
Other non-current liabilities	101	87
Other liabilities	$169	$158

Note 8 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Total Company	KFC	Pizza Hut	All Other Segments
Balance as of December 31, 2025
Goodwill, gross	$2,354	$1,870	$19	$465
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	1,963	1,870	19	74
Effect of currency translation adjustments	83	79	1	3
Balance as of September 30, 2026
Goodwill, gross	2,437	1,949	20	468
Accumulated impairment losses(a)	(391)	—	—	(391)
Goodwill, net	$2,046	$1,949	$20	$77

(a)
Accumulated impairment losses represent goodwill impairment attributable to the reporting units of Little Sheep and Daojia.

Intangible assets, net as of September 30, 2026 and December 31, 2025 are as follows:

	9/30/2026				12/31/2025
	Gross Carrying Amount(a)	Accumulated Amortization(a)	Accumulated Impairment Losses(b)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses(b)	Net Carrying Amount
Finite-lived intangible assets
Reacquired franchise rights	$285	$(283)	$—	$2	$274	$(271)	$—	$3
Huang Ji Huang franchise related assets	22	(8)	—	14	21	(7)	—	14
Daojia platform	9	(2)	(7)	—	9	(2)	(7)	—
Customer-related assets	12	(11)	(1)	—	11	(10)	(1)	—
Others	9	(7)	—	2	9	(6)	—	3
	$337	$(311)	$(8)	$18	$324	$(296)	$(8)	$20
Indefinite-lived intangible assets
Pizza Hut brand name(c)	$1,264	$—	—	$1,264	$—	$—	$—	$—
Little Sheep trademark	54	—	—	54	51	—	—	51
Huang Ji Huang trademark	80	—	—	80	77	—	—	77
	$1,398	$—	$—	$1,398	$128	$—	$—	$128

Total intangible assets	$1,735	$(311)	$(8)	$1,416	$452	$(296)	$(8)	$148

(a)
Changes in gross carrying amount and accumulated amortization include the effect of currency translation adjustments.

(b)
Accumulated impairment losses represent impairment charges on intangible assets acquired from Daojia primarily attributable to the Daojia platform.

(c)
Pizza Hut brand name relates to the Pizza Hut Acquisition. Refer to Note 3 for detail.

Amortization expense for finite-lived intangible assets was less than $1 million for both quarters ended September 30, 2026 and 2025, and $2 million for both years to date ended September 30, 2026 and 2025. As of September 30, 2026, expected amortization expense for the unamortized finite-lived intangible assets was less than $1 million for the remainder of 2026 and $2 million in each of 2027, 2028 and 2029 and $1 million in 2030.

Note 9 – Short-term Borrowings

To fund the Pizza Hut Acquisition, the Company entered into a bridge credit agreement with certain financial institutions (the “Credit Agreement”). The Credit Agreement provides for a senior term loan facility denominated in the offshore Renminbi (“CNH”) in the amount of CNH8,400 million, bearing an annual interest rate of approximately 1.9% and due up to twelve months from its issuance date (the “Bridge Loan”). The Credit Agreement contains customary covenants, including certain financial covenants. As of September 30, 2026, the Company was in compliance with all such covenants.

From time to time, we had outstanding short-term bank borrowings to manage working capital at our operating subsidiaries. The bank borrowings were denominated in Chinese Renminbi (“RMB”) and were due within one year from their issuance dates.

Short-term borrowings as of September 30, 2026 and December 31, 2025 are as follows:

	9/30/2026	12/31/2025
Bridge Loan	$1,252	$—
Other short-term borrowings	297	30
Total short term borrowings	$1,549	$30

As of September 30, 2026 and December 31, 2025, the weighted average interest rate on short-term borrowings outstanding was 1.8% and 1.5% per annum, respectively.

Note 10 – Leases

As of September 30, 2026, we leased over 16,100 properties in China for our Company-owned restaurants. We generally enter into lease agreements for our restaurants with initial terms of 10 to 20 years. Most of our lease agreements contain termination options that permit us to terminate the lease agreement early if the restaurant profit is negative for a specified period of time. We generally do not have renewal options for our leases. Such options are accounted for only when it is reasonably certain that we will exercise the options. The rent under the majority of our current restaurant lease agreements is generally payable in one of three ways: (i) fixed rent; (ii) the higher of a fixed base rent or a percentage of the restaurant’s sales; or (iii) a percentage of the restaurant’s sales. Most leases require us to pay common area maintenance fees for the leased property. In addition to restaurants leases, we also lease office spaces, logistics centers and equipment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Supplemental Balance Sheet
	9/30/2026	12/31/2025	Account Classification
Assets
Operating lease right-of-use assets	$2,072	$2,189	Operating lease right-of-use assets
Finance lease right-of-use assets	46	49	PP&E, net
Total leased assets(a)	$2,118	$2,238

Liabilities
Current
Operating lease liabilities	$425	$438	Accounts payable and other current liabilities
Finance lease liabilities	6	6	Accounts payable and other current liabilities
Non-current
Operating lease liabilities	1,709	1,823	Non-current operating lease liabilities
Finance lease liabilities	47	51	Non-current finance lease liabilities
Total lease liabilities(a)	$2,187	$2,318

Summary of Lease Cost
	Quarter Ended		Year to Date Ended
	9/30/2026	9/30/2025	9/30/2026	9/30/2025	Account Classification

Operating lease cost	$124	$124	$380	$370	Occupancy and other operating expenses, G&A or Franchise expenses
Finance lease cost
Amortization of leased assets	2	1	5	4	Occupancy and other operating expenses
Interest on lease liabilities	1	1	2	2	Interest income, net
Variable lease cost	132	123	370	341	Occupancy and other operating expenses or Franchise expenses
Short-term lease cost	2	3	7	10	Occupancy and other operating expenses or G&A
Sub-lease income	(5)	(4)	(14)	(13)	Franchise fees and income or Other revenues
Total lease cost	$256	$248	$750	$714

(a)
As of September 30, 2026, excluding the impact of foreign currency translation, right-of-use (“ROU”) assets decreased, primarily due to the amortization of existing ROU assets, lower lease payments resulting from lease renegotiations and a higher portion of our leases with variable lease payments. The decrease of lease liabilities, excluding the impact of foreign currency translation, was consistent with the decrease of ROU assets.

Supplemental Cash Flow Information
	Year to Date Ended
	9/30/2026	9/30/2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$374	$376
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	5	4
Right-of-use assets obtained in exchange for lease liabilities(b):
Operating leases	$90	$206
Finance leases	—	3

(b)
This supplemental non-cash disclosure for ROU assets obtained in exchange for lease liabilities includes an increase in lease liabilities associated with obtaining new ROU assets of $191 million and $219 million for the years to date ended September 30, 2026 and 2025, as well as adjustments to lease liabilities or ROU assets due to modification or other reassessment events, which resulted in a $101 million and $10 million decrease in lease liabilities for the years to date ended September 30, 2026 and 2025, respectively.

Lease Term and Discount Rate
	9/30/2026	9/30/2025
Weighted-average remaining lease term (years)
Operating leases	6.7	6.8
Finance leases	10.0	10.4

Weighted-average discount rate
Operating leases	3.8%	4.2%
Finance leases	3.8%	4.4%

Summary of Future Lease Payments and Lease Liabilities

Maturities of lease liabilities as of September 30, 2026 were as follows:

	Amount of Operating Leases	Amount of Finance Leases	Total
Remainder of 2026	$147	$2	$149
2027	460	8	468
2028	402	7	409
2029	340	7	347
2030	283	6	289
Thereafter	785	34	819
Total undiscounted lease payment	2,417	64	2,481
Less: imputed interest(c)	283	11	294
Present value of lease liabilities	$2,134	$53	$2,187

(c)
As the rate implicit in the lease cannot be readily determined, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the imputed interest and present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

As of September 30, 2026, we have additional lease agreements that have been signed but not yet commenced, with total undiscounted minimum lease payments of $75 million. These leases will commence between the fourth quarter of 2026 and 2028 with lease terms of 1 year to 20 years.

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

The following table is a summary of our financial assets measured on a recurring basis or disclosed at fair value and the level within the fair value hierarchy in which the measurement falls. The Company classifies its cash equivalents, short-term investments, long-term bank deposits and notes, and investment in equity securities within Level 1 or Level 2 in the fair value hierarchy because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value, respectively. The Company classifies its investment in available-for-sale debt securities in Level 3 in the fair value hierarchy because it is valued based on unobservable inputs. No transfers among the levels within the fair value hierarchy occurred during the quarters and years to date ended September 30, 2026 and 2025.

		Fair Value Measurement or Disclosure at September 30, 2026
	Balance at September 30, 2026	Level 1	Level 2	Level 3
Cash equivalents:
Time deposits	$157		$157
Fixed income debt securities(a)	110		110
Money market funds	1	1
Total cash equivalents	268	1	267	—
Short-term investments:
Variable return investments	640	640
Time deposits	251		251
Structured deposits	150		150
Fixed income debt securities(a)	91		91
Total short-term investments	1,132	640	492	—
Long-term bank deposits and notes:
Time deposits	339		339
Variable return investments	156		156
Fixed income bank notes(a)	150		150
Structured deposits	25		25
Total long-term bank deposits and notes	670	—	670	—
Equity investments:
Investment in equity securities	39	39
Investment in available-for-sale debt securities	15			15
Total equity investments	54	39	—	15
Total	$2,124	$680	$1,429	$15

		Fair Value Measurement or Disclosure at December 31, 2025
	Balance at December 31, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Fixed income debt securities(a)	$185	$43	$142
Money market funds	93	93
Total cash equivalents	278	136	142	—
Short-term investments:
Time deposits	420		420
Fixed income debt securities(a)	200		200
Variable return investments	162	162
Structured deposits	96		96
Total short-term investments	878	162	716	—
Long-term bank deposits and notes:
Time deposits	352		352
Variable return investments	151		151
Fixed income bank notes	150		150
Structured deposits	25		25
Total long-term bank deposits and notes	678	—	678	—
Equity investments:
Investment in equity securities	57	57
Investment in available-for-sale debt securities	15			15
Total equity investments	72	57	—	15
Total	$1,906	$355	$1,536	$15

(a)
Classified as held-to-maturity investments and measured at amortized cost.

The Company is required to provide bank deposits, insurance or guarantees to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements. $21 million of time deposits in Long-term bank deposits and notes were restricted for use as of September 30, 2026, and $29 million of time deposits in Short-term investments and $34 million of time deposits in Long-term bank deposits and notes were restricted for use as of December 31, 2025. The decrease in such investments was primarily due to the increased use of bank guarantees by the Company to secure a portion of prepaid stored-value cards.

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

The following table presents amounts recognized from all non-recurring fair value measurements based on unobservable inputs (Level 3) during the quarters and years to date ended September 30, 2026 and 2025. These amounts exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective period-end dates.

	Quarter Ended		Year to Date Ended
	9/30/2026	9/30/2025	9/30/2026	9/30/2025	Account Classification
Restaurant-level impairment(a)	$—	$2	$7	$10	Closure and impairment expenses, net

(a)
Restaurant-level impairment charges are recorded in Closures and impairment expenses, net and resulted mainly from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. After considering the impairment charges recorded during the corresponding periods, the fair value of such assets as of September 30, 2026 and 2025 was $19 million and $35 million, respectively.

Note 12 – Qualifying Hedges

The functional currency for our operating entities in China is RMB, the currency of the primary economic environment in which they operate. The reporting currency of the Company is the US$. Foreign currency translation adjustments are recorded in the Accumulated other comprehensive income on the Condensed Consolidated Balance Sheets.

The Company borrowed a Bridge Loan in the amount of CNH8,400 million in August 2026. The CNH-denominated borrowing was designated as a net investment hedge to hedge the foreign currency risk associated with the Company’s investments in certain subsidiaries in China. Changes in the carrying value of the borrowing due to fluctuations in the spot exchange rates are recognized in Accumulated other comprehensive income on the Condensed Consolidated Balance Sheets until the sale or substantial liquidation of the underlying net investments. To the extent the net investment hedge is no longer highly effective, hedge accounting will be discontinued prospectively and subsequent changes in carrying value attributable to the change in spot exchange rates will be recognized in the Condensed Consolidated Statements of Income.

A summary of pre-tax gains or losses of foreign currency denominated borrowings designated as net investment hedge is as follows:

	Gains or (Losses) Recognized in Other Comprehensive Income (Loss)
	Quarter Ended		Year to Date Ended
Net investment hedge	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Foreign currency denominated borrowings	$(9)	$—	$(9)	$—

No amounts have been excluded from the assessment of hedge effectiveness testing and recognized in our Condensed Consolidated Statement of Income. No amounts have been reclassified from Accumulated other comprehensive income (loss) into our Condensed Consolidated Statement of Income during the quarter and year to date ended September 30, 2026.

Note 13 – Income Taxes

	Quarter Ended		Year to Date Ended
	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Income tax provision	$130	$114	$345	$313
Effective tax rate	28.2%	27.6%	27.2%	27.2%

The higher effective tax rate for the quarter ended September 30, 2026 was primarily due to higher U.S. tax impact.

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

The Organization for Economic Cooperation and Development (the “OECD”), the European Union and other jurisdictions (including jurisdictions in which we have operations or presence) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD’s Pillar Two initiative introduced a 15% global minimum tax applied on a jurisdiction-by-jurisdiction basis, which many jurisdictions have enacted into their domestic law, with effective dates starting January 1, 2024. Based on our analysis, this legislation did not have a material impact on our financial statements. However, the interpretation and application of the Pillar Two regime remain uncertain at jurisdictional levels. The Company will monitor the regulatory developments and continue to evaluate the impact, if any.

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

	Quarter Ended 9/30/2026
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated
Revenue from external customers	$2,597	$665	$62		$153	(b)	$3,477	$—	$3,477
Inter-segment revenue(c)	—	—	245		—		245	(245)	—
	2,597	665	307		153		3,722	(245)	3,477

Less:
Food and paper	783	224	4		—		1,011	—	1,011
Payroll and employee benefits	673	176	3		—		852	(1)	851
Occupancy and other operating expenses	618	154	6		—		778	—	778
General and administrative expenses	66	31	7		51		155	—	155
Franchise expenses	12	—	1		—		13	—	13
Expenses for transactions with franchisees	17	2	28		125	(b)	172	—	172
Other operating costs and expenses	—	4	256	(c)	26		286	(244)	42
Closures and impairment expenses, net	3	1	—		—		4	—	4

Operating Profit (Loss)	425	73	2		(49)		451	—	451

Interest income(a)					12				12
Interest expense(a)					(5)				(5)
Investment gain(a)					5				5
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$463

	Quarter Ended 9/30/2025
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated
Revenue from external customers	$2,404	$635	$52		$115	(b)	$3,206	$—	$3,206
Inter-segment revenue(c)	—	—	220		—		220	(220)	—
	2,404	635	272		115		3,426	(220)	3,206

Less:
Food and paper	725	210	4		—		939	—	939
Payroll and employee benefits	616	166	3		—		785	—	785
Occupancy and other operating expenses	586	164	5		—		755	—	755
General and administrative expenses	66	27	7		43		143	—	143
Franchise expenses	9	1	1		—		11	—	11
Expenses for transactions with franchisees	15	2	21		96	(b)	134	—	134
Other operating costs and expenses	1	6	230	(c)	18		255	(220)	35
Closures and impairment expenses, net	2	2	—		—		4	—	4

Operating Profit (Loss)	384	57	1		(42)		400	—	400

Interest income(a)					24				24
Interest expense(a)					(1)				(1)
Investment loss(a)					(10)				(10)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$413

	Year to Date Ended 9/30/2026
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated
Revenue from external customers	$7,388	$1,913	$168		$417	(b)	$9,886	$—	$9,886
Inter-segment revenue(c)	—	—	701		—		701	(701)	—
	7,388	1,913	869		417		10,587	(701)	9,886

Less:
Food and paper	2,239	641	12		—		2,892	—	2,892
Payroll and employee benefits	1,946	515	9		—		2,470	(2)	2,468
Occupancy and other operating expenses	1,741	457	17		—		2,215	—	2,215
General and administrative expenses	194	85	21		131		431	—	431
Franchise expenses	33	3	1		—		37	—	37
Expenses for transactions with franchisees	47	6	76		341	(b)	470	—	470
Other operating costs and expenses	1	9	730	(c)	70		810	(699)	111
Closures and impairment expenses, net	13	2	1		—		16	—	16

Operating Profit (Loss)	1,174	195	2		(125)		1,246	—	1,246

Interest income(a)					41				41
Interest expense(a)					(6)				(6)
Investment loss(a)					(12)				(12)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$1,269

	Year to Date Ended 9/30/2025
	KFC	Pizza Hut	All Other Segments		Corporate and Unallocated(a)		Combined	Elimination	Consolidated
Revenue from external customers	$6,746	$1,784	$131		$313	(b)	$8,974	$—	$8,974
Inter-segment revenue(c)	—	—	544		—		544	(544)	—
	6,746	1,784	675		313		9,518	(544)	8,974

Less:
Food and paper	2,041	573	9		—		2,623	—	2,623
Payroll and employee benefits	1,726	483	8		—		2,217	(1)	2,216
Occupancy and other operating expenses	1,641	456	15		—		2,112	—	2,112
General and administrative expenses	186	79	23		124		412	—	412
Franchise expenses	28	3	1		—		32	—	32
Expenses for transactions with franchisees	44	5	54		258	(b)	361	—	361
Other operating costs and expenses	3	17	565	(c)	52		637	(543)	94
Closures and impairment expenses, net	15	5	2		—		22	—	22
Other income, net	—	—	—		(1)		(1)	—	(1)

Operating Profit (Loss)	1,062	163	(2)		(120)		1,103	—	1,103

Interest income(a)					77				77
Interest expense(a)					(3)				(3)
Investment loss(a)					(25)				(25)
Income Before Income Taxes and Equity in Net Earnings (Losses) from Equity Method Investments									$1,152

	Quarter Ended		Year to Date Ended
Depreciation and Amortization	9/30/2026	9/30/2025	9/30/2026	9/30/2025
KFC	$85	$76	$251	$226
Pizza Hut	23	26	69	73
All Other Segments	2	2	5	5
Corporate and Unallocated	11	10	33	29
	$121	$114	$358	$333

	Quarter Ended		Year to Date Ended
Impairment Charges	9/30/2026	9/30/2025	9/30/2026	9/30/2025
KFC(d)	$5	$4	$19	$18
Pizza Hut(d)	1	2	4	6
All Other Segments(d)	—	—	1	1
	$6	$6	$24	$25

	Quarter Ended		Year to Date Ended
Capital Spending	9/30/2026	9/30/2025	9/30/2026	9/30/2025
KFC	82	73	$237	$216
Pizza Hut	23	20	75	64
All Other Segments	2	—	5	1
Corporate and Unallocated	39	33	100	104
	$146	$126	$417	$385

	Total Assets
	9/30/2026	12/31/2025
KFC	$5,632	$5,560
Pizza Hut(e)	2,249	952
All Other Segments	315	308
Corporate and Unallocated(f)	4,211	3,963
	$12,407	$10,783

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
(e)
Increase in total assets of Pizza Hut segment primarily results from the Pizza Hut Acquisition. Refer to Note 3 for detail.
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

Note 16 – Subsequent Events

Cash Dividend

On November 3, 2026, the Company announced that the Board of Directors declared a cash dividend of $0.29 per share on Yum China’s common stock, payable on December 22, 2026, to stockholders of record as of the close of business on December 1, 2026. Total estimated cash dividend payable is approximately $98 million.

Share Repurchase Authorization

In November 2026, the Company’s Board of Directors increased the Company’s share repurchase authorization by $1 billion, bringing total authorization since 2017 to $6.4 billion. With the increase of share repurchase authorization, approximately $1.3 billion remained available for future share repurchases under the authorization.

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

Introduction

Yum China Holdings, Inc. is the largest restaurant company in China in terms of 2025 system sales, with 19,989 restaurants covering over 2,800 cities primarily in China as of September 30, 2026. Our growing restaurant network consists of our flagship KFC and Pizza Hut brands, as well as emerging brands such as Lavazza, Huang Ji Huang, Little Sheep and Taco Bell. We have the exclusive right to operate and sublicense the KFC and, subject to the agreed terms, Taco Bell brands in China (excluding Hong Kong, Macau and Taiwan). In August 2026, the Company completed the Pizza Hut Acquisition from YUM. Upon closing, the Company became the owner of the Pizza Hut brand in Mainland China and was no longer subject to the license fees previously payable to YUM for the Pizza Hut brand. We also own the intellectual property of the Little Sheep and Huang Ji Huang concepts outright. In addition, we established a joint venture with Lavazza Group, the world-renowned family-owned Italian coffee company, to explore and develop the Lavazza coffee concept in China. KFC was the first major global restaurant brand to enter China in 1987. With more than three decades of operations, we have developed extensive operating experience in the China market. We believe that there are significant opportunities to further expand within China, and we intend to focus our efforts on increasing our geographic footprint in both existing and new cities.

KFC is the leading and the largest quick-service restaurant (“QSR”) brand in China in terms of 2025 system sales. As of September 30, 2026, KFC operated 14,307 restaurants in over 2,800 cities across China.

Pizza Hut is the leading and the largest casual dining restaurant (“CDR”) brand in China in terms of 2025 system sales and number of restaurants as of December 31, 2025. As of September 30, 2026, Pizza Hut operated 4,740 restaurants in over 1,300 cities.

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

Quarters and Years to Date Ended September 30, 2026 and 2025

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

	Quarter Ended		%/ppts Change		Year to Date Ended		%/ppts Change
	9/30/2026	9/30/2025	Reported	Ex F/X	9/30/2026	9/30/2025	Reported	Ex F/X
System Sales Growth(a) (%)	3	4	NM	NM	4	4	NM	NM
Same-Store Sales (Decline) Growth(a) (%)	(3)	1	NM	NM	(1)	1	NM	NM
Operating Profit	451	400	+13	+6	1,246	1,103	+13	+6
Adjusted Operating Profit(b)	451	400	+13	+6	1,246	1,103	+13	+6
Core Operating Profit(b)	423	400	NM	+6	1,174	1,103	NM	+6
OP Margin(c) (%)	13.0	12.5	+0.5	+0.4	12.6	12.3	+0.3	+0.3
Core OP Margin(b) (%)	12.9	12.5	NM	+0.4	12.6	12.3	NM	+0.3
Net Income	311	282	+10	+3	864	789	+10	+3
Adjusted Net Income(b)	311	282	+10	+3	864	789	+10	+3
Diluted Earnings Per Common Share	0.91	0.76	+20	+12	2.48	2.11	+18	+11
Adjusted Diluted Earnings Per Common Share(b)	0.91	0.76	+20	+12	2.48	2.11	+18	+11

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

As compared to the third quarter of 2025, Total revenues in the third quarter of 2026 increased 8%, or 2% excluding the impact of F/X. Total revenues for the year to date ended September 30, 2026 increased 10%, or 4% excluding the impact of F/X. The increase in Total revenues for the quarter ended September 30, 2026, excluding the impact of F/X, was primarily attributable to 5% net new unit contribution, partially offset by 3% same-store sales decline. The increase in Total revenues for the year to date ended September 30, 2026, excluding the impact of F/X, was primarily driven by 5% net new unit contribution, partially offset by 1% same-store sales decline.

Operating profit for the third quarter increased 13%, or 6% excluding the impact of F/X. The increase in Operating profit for the quarter ended September 30, 2026 was primarily driven by the increase in Total revenues, efficiency improvement from streamlined operations, favorable commodity prices and the decrease in license fees payable to YUM post the Pizza Hut Acquisition, partially offset by value-for-money offerings and increased delivery cost associated with higher delivery sales mix in the current period.

Operating profit for the year to date ended September 30, 2026 increased 13%, or 6% excluding the impact of F/X. The increase in Operating profit for the year to date ended September 30, 2026 was primarily driven by the increase in Total revenues, efficiency improvement from streamlined operations, favorable commodity prices and the decrease in license fees payable to YUM post the Pizza Hut Acquisition, partially offset by increased delivery cost associated with higher delivery sales mix in the current period and value-for-money offerings.

Net income for the quarter and year to date ended September 30, 2026 both increased 10%, or 3% excluding the impact of F/X. The increase in Net income was mainly due to the increase in Operating Profit, partially offset by less interest income from lower investment balance resulting from cash used in return to shareholders and lower interest rates.

The Consolidated Results of Operations for the quarters and years to date ended September 30, 2026 and 2025 and other data are presented below:

	Quarter Ended		% B/(W)(a)				Year to Date Ended		% B/(W)(a)
	9/30/2026	9/30/2025	Reported		Ex F/X		9/30/2026	9/30/2025	Reported		Ex F/X
Company sales	$3,214	$2,998	7		1		$9,171	$8,412	9		3
Franchise fees and income	32	28	17		10		91	79	16		10
Revenues from transactions with franchisees	183	140	30		23		494	376	31		24
Other revenues	48	40	19		12		130	107	21		15
Total revenues	$3,477	$3,206	8		2		$9,886	$8,974	10		4
Company restaurant expenses	$2,640	$2,479	(7)		—		$7,575	$6,951	(9)		(3)
Operating Profit	$451	$400	13		6		$1,246	$1,103	13		6
OP Margin (%)	13.0%	12.5%	0.5	ppts.	0.4	ppts.	12.6%	12.3%	0.3	ppts.	0.3	ppts.
Interest income, net	7	23	(70)		(67)		35	74	(55)		(54)
Investment gain (loss)	5	(10)	NM		NM		(12)	(25)	52		52
Income tax provision	(130)	(114)	(14)		(8)		(345)	(313)	(10)		(4)
Equity in net earnings (losses) from equity method investments	2	6	(64)		(66)		6	12	(41)		(44)
Net Income – including noncontrolling interests	335	305	10		3		930	851	9		3
Net Income – noncontrolling interests	24	23	(3)		3		66	62	(5)		—
Net Income – Yum China Holdings, Inc.	$311	$282	10		3		$864	$789	10		3
Diluted Earnings Per Common Share	$0.91	$0.76	20		12		$2.48	$2.11	18		11
Effective tax rate	28.2%	27.6%					27.2%	27.2%
Supplementary information – Non-GAAP Measures(b)
Restaurant profit	$574	$519	10		4		$1,596	$1,461	9		3
Restaurant margin (%)	17.8%	17.3%	0.5	ppts.	0.5	ppts.	17.4%	17.4%	—	ppts.	—	ppts.
Adjusted Operating Profit	$451	$400					$1,246	$1,103
Core Operating Profit	$423	$400					$1,174	$1,103
Core OP Margin (%)	12.9%	12.5%					12.6%	12.3%
Adjusted Net Income – Yum China Holdings, Inc.	$311	$282					$864	$789
Adjusted Diluted Earnings Per Common Share	$0.91	$0.76					$2.48	$2.11
Adjusted Effective Tax Rate	28.2%	27.6%					27.2%	27.2%
Adjusted EBITDA	$578	$520					$1,628	$1,461

(a)
Represents the period-over-period change in percentage.
(b)
See “Non-GAAP Measures” below for definitions and reconciliations of the most directly comparable GAAP financial measures to the non-GAAP measures.

Performance Metrics

	Quarter Ended 9/30/2026	Year to Date Ended 9/30/2026
	% change	% change
System Sales Growth	9%	10%
System Sales Growth, excluding F/X	3%	4%
Same-Store Sales Decline	(3)%	(1)%

Unit Count	9/30/2026	9/30/2025	% Increase
Company-owned	16,164	14,682	10
Franchisees	3,825	2,832	35
	19,989	17,514	14

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

The following table sets forth the reconciliations of the most directly comparable GAAP financial measures to the non-GAAP financial measures:

	Quarter Ended		Year to Date Ended
	9/30/2026	9/30/2025	9/30/2026	9/30/2025

Reconciliation of Operating Profit to Adjusted Operating Profit
Operating Profit	$451	$400	$1,246	$1,103
Special Items, Operating Profit	—	—	—	—
Adjusted Operating Profit	$451	$400	$1,246	$1,103
Reconciliation of Net Income to Adjusted Net Income
Net Income – Yum China Holdings, Inc.	$311	$282	$864	$789
Special Items, Net Income –Yum China Holdings, Inc.	—	—	—	—
Adjusted Net Income – Yum China Holdings, Inc.	$311	$282	$864	$789
Reconciliation of EPS to Adjusted EPS
Basic Earnings Per Common Share	$0.91	$0.76	$2.49	$2.12
Special Items, Basic Earnings Per Common Share	—	—	—	—
Adjusted Basic Earnings Per Common Share	$0.91	$0.76	$2.49	$2.12
Diluted Earnings Per Common Share	$0.91	$0.76	$2.48	$2.11
Special Items, Diluted Earnings Per Common Share	—	—	—	—
Adjusted Diluted Earnings Per Common Share	$0.91	$0.76	$2.48	$2.11
Reconciliation of Effective Tax Rate to Adjusted Effective Tax Rate
Effective tax rate	28.2%	27.6%	27.2%	27.2%
Impact on effective tax rate as a result of Special Items	—	—	—	—
Adjusted effective tax rate	28.2%	27.6%	27.2%	27.2%

Net income, along with the reconciliation to Adjusted EBITDA, is presented below:

	Quarter Ended		Year to Date Ended
	9/30/2026	9/30/2025	9/30/2026	9/30/2025

Net Income – Yum China Holdings, Inc.	$311	$282	$864	$789
Net income – noncontrolling interests	24	23	66	62
Equity in net (earnings) losses from equity method investments	(2)	(6)	(6)	(12)
Income tax provision	130	114	345	313
Interest income, net	(7)	(23)	(35)	(74)
Investment (gain) loss	(5)	10	12	25
Operating Profit	451	400	1,246	1,103
Special Items, Operating Profit	—	—	—	—
Adjusted Operating Profit	451	400	1,246	1,103
Depreciation and amortization	121	114	358	333
Store impairment charges	6	6	24	25
Adjusted EBITDA	$578	$520	$1,628	$1,461

Reconciliation of GAAP Operating Profit to Restaurant Profit is as follows:

	Quarter Ended 9/30/2026
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$425	$73	$2	$(49)	$—	$451
Less:
Franchise fees and income	26	4	2	—	—	32
Revenues from transactions with franchisees	23	3	30	127	—	183
Other revenues	1	4	262	26	(245)	48
Add:
General and administrative expenses	66	31	7	51	—	155
Franchise expenses	12	—	1	—	—	13
Expenses for transactions with franchisees	17	2	28	125	—	172
Other operating costs and expenses	—	4	256	26	(244)	42
Closures and impairment expenses, net	3	1	—	—	—	4
Restaurant profit	$473	$100	$—	$—	$1	$574
Company sales	2,547	654	13	—	—	3,214
Restaurant margin (%)	18.6%	15.3%	(3.3)%	N/A	N/A	17.8%

	Quarter Ended 9/30/2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$384	$57	$1	$(42)	$—	$400
Less:
Franchise fees and income	22	3	3	—	—	28
Revenues from transactions with franchisees	18	2	23	97	—	140
Other revenues	1	6	235	18	(220)	40
Add:
General and administrative expenses	66	27	7	43	—	143
Franchise expenses	9	1	1	—	—	11
Expenses for transactions with franchisees	15	2	21	96	—	134
Other operating costs and expenses	1	6	230	18	(220)	35
Closures and impairment expenses, net	2	2	—	—	—	4
Restaurant profit (loss)	$436	$84	$(1)	$—	$—	$519
Company sales	2,363	624	11	—	—	2,998
Restaurant margin (%)	18.5%	13.4%	(8.2)%	N/A	N/A	17.3%

	Year to Date Ended 9/30/2026
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,174	$195	$2	$(125)	$—	$1,246
Less:
Franchise fees and income	73	10	8	—	—	91
Revenues from transactions with franchisees	61	8	81	344	—	494
Other revenues	3	10	745	73	(701)	130
Add:
General and administrative expenses	194	85	21	131	—	431
Franchise expenses	33	3	1	—	—	37
Expenses for transactions with franchisees	47	6	76	341	—	470
Other operating costs and expenses	1	9	730	70	(699)	111
Closures and impairment expenses, net	13	2	1	—	—	16
Restaurant profit (loss)	$1,325	$272	$(3)	$—	$2	$1,596
Company sales	7,251	1,885	35	—	—	9,171
Restaurant margin (%)	18.3%	14.4%	(6.4)%	N/A	N/A	17.4%

	Year to Date Ended 9/30/2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,062	$163	$(2)	$(120)	$—	$1,103
Less:
Franchise fees and income	62	7	10	—	—	79
Revenues from transactions with franchisees	51	5	59	261	—	376
Other revenues	3	19	577	52	(544)	107
Add:
General and administrative expenses	186	79	23	124	—	412
Franchise expenses	28	3	1	—	—	32
Expenses for transactions with franchisees	44	5	54	258	—	361
Other operating costs and expenses	3	17	565	52	(543)	94
Closures and impairment expenses, net	15	5	2	—	—	22
Other income, net	—	—	—	(1)	—	(1)
Restaurant profit (loss)	$1,222	$241	$(3)	$—	$1	$1,461
Company sales	6,630	1,753	29	—	—	8,412
Restaurant margin (%)	18.4%	13.7%	(13.0)%	N/A	N/A	17.4%

Reconciliation of GAAP Operating Profit to Core Operating Profit is as follows:

	Quarter ended		% Change		Year to Date Ended		% Change
	9/30/2026	9/30/2025	B/(W)		9/30/2026	9/30/2025	B/(W)
Operating profit	$451	$400	13		$1,246	$1,103	13
Special Items, Operating Profit	—	—			—	—
Adjusted Operating Profit	$451	$400	13		$1,246	$1,103	13
Items Affecting Comparability	—	—			—	—
F/X impact	(28)	—			(72)	—
Core Operating Profit	$423	$400	6		$1,174	$1,103	6
Total revenues	3,477	3,206	8		9,886	8,974	10
F/X impact	(203)	—			(545)	—
Total revenues, excluding the impact of F/X	$3,274	$3,206	2		$9,341	$8,974	4
Core OP margin (%)	12.9%	12.5%	0.4	ppts.	12.6%	12.3%	0.3	ppts.

Reconciliation of GAAP Operating Profit to Core Operating Profit by segment is as follows:

	Quarter Ended 9/30/2026
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$425	$73	$2	$(49)	$—	$451
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$425	$73	$2	$(49)	$—	$451
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	(25)	(4)	—	1	—	(28)
Core Operating Profit (Loss)	$400	$69	$2	$(48)	$—	$423

	Quarter Ended 9/30/2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$384	$57	$1	$(42)	$—	$400
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$384	$57	$1	$(42)	$—	$400
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	—	—	—	—	—	—
Core Operating Profit (Loss)	$384	$57	$1	$(42)	$—	$400

	Year to Date Ended 9/30/2026
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,174	$195	$2	$(125)	$—	$1,246
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$1,174	$195	$2	$(125)	$—	$1,246
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	(65)	(11)	—	4	—	(72)
Core Operating Profit (Loss)	$1,109	$184	$2	$(121)	$—	$1,174

	Year to Date Ended 9/30/2025
	KFC	Pizza Hut	All Other Segments	Corporate and Unallocated	Elimination	Total
GAAP Operating Profit (Loss)	$1,062	$163	$(2)	$(120)	$—	$1,103
Special Items, Operating Profit	—	—	—	—	—	—
Adjusted Operating Profit (Loss)	$1,062	$163	$(2)	$(120)	$—	$1,103
Items Affecting Comparability	—	—	—	—	—	—
F/X impact	—	—	—	—	—	—
Core Operating Profit (Loss)	$1,062	$163	$(2)	$(120)	$—	$1,103

Segment Results

KFC

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2026	9/30/2025	Reported		Ex F/X		9/30/2026	9/30/2025	Reported		Ex F/X
Company sales	$2,547	$2,363	8		1		$7,251	$6,630	9		3
Franchise fees and income	26	22	20		13		73	62	20		13
Revenues from transactions with franchisees	23	18	26		18		61	51	20		13
Other revenues	1	1	4		(2)		3	3	(1)		(7)
Total revenues	$2,597	$2,404	8		2		$7,388	$6,746	10		3
Company restaurant expenses	$2,074	$1,927	(8)		(1)		$5,926	$5,408	(10)		(4)
G&A expenses	$66	$66	(1)		5		$194	$186	(4)		1
Franchise expenses	$12	$9	(18)		(11)		$33	$28	(18)		(11)
Expenses for transactions with franchisees	$17	$15	(11)		(5)		$47	$44	(7)		(1)
Other operating costs and expenses	$—	$1	64		66		$1	$3	60		62
Closures and impairment expenses, net	$3	$2	(67)		(58)		$13	$15	14		19
Operating Profit	$425	$384	10		4		$1,174	$1,062	10		4
OP Margin (%)	16.3%	16.0%	0.3	ppts.	0.3	ppts.	15.9%	15.8%	0.1	ppts.	0.1	ppts.
Restaurant profit	$473	$436	8		2		$1,325	$1,222	8		2
Restaurant margin (%)	18.6%	18.5%	0.1	ppts.	0.1	ppts.	18.3%	18.4%	(0.1)	ppts.	(0.1)	ppts.

	Quarter Ended 9/30/2026	Year to Date Ended 9/30/2026
	% change	% change
System Sales Growth	10%	11%
System Sales Growth, excluding F/X	3%	5%
Same-Store Sales Decline	(3)%	Even

Unit Count	9/30/2026	9/30/2025	% Increase
Company-owned	11,749	10,775	9
Franchisees	2,558	1,865	37
	14,307	12,640	13

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	9/30/2025	Store Portfolio Actions	Other	F/X	9/30/2026
Company sales	$2,363	$99	$(63)	$148	$2,547
Cost of sales	(725)	(35)	23	(46)	(783)
Cost of labor	(616)	(29)	10	(38)	(673)
Occupancy and other operating expenses	(586)	(20)	24	(36)	(618)
Restaurant profit	$436	$15	$(6)	$28	$473

	Year to Date Ended
Income (Expense)	9/30/2025	Store Portfolio Actions	Other	F/X	9/30/2026
Company sales	$6,630	$251	$(30)	$400	$7,251
Cost of sales	(2,041)	(88)	14	(124)	(2,239)
Cost of labor	(1,726)	(76)	(38)	(106)	(1,946)
Occupancy and other operating expenses	(1,641)	(55)	51	(96)	(1,741)
Restaurant profit	$1,222	$32	$(3)	$74	$1,325

As compared to the third quarter of 2025, the increase in Company sales for the quarter, excluding the impact of F/X, was primarily driven by net unit growth, partially offset by same-store sales decline. The increase in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by the increase in Company sales, efficiency improvement from streamlined operations and favorable commodity prices, partially offset by value-for-money offerings and increased rider cost associated with higher delivery sales mix in the current period.

The increase in Company sales for the year-to-date ended September 30, 2026, excluding the impact of F/X, was primarily driven by net unit growth. The year to date increase in Restaurant profit, excluding the impact of F/X, was primarily driven by the increase in Company sales, efficiency improvement from streamlined operations and favorable commodity prices, partially offset by increased rider cost associated with higher delivery sales mix in the current period and value-for-money offerings.

Franchise Fees and Income/Revenues from Transactions with Franchisees

The quarter and year to date increase in Franchise fees and income and Revenues from transactions with franchisees, excluding the impact of F/X, was primarily driven by acceleration of franchise store openings.

Operating Profit

The quarter and year to date increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit.

Pizza Hut

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2026	9/30/2025	Reported		Ex F/X		9/30/2026	9/30/2025	Reported		Ex F/X
Company sales	$654	$624	5		(1)		$1,885	$1,753	8		2
Franchise fees and income	4	3	37		29		10	7	39		32
Revenues from transactions with franchisees	3	2	61		51		8	5	50		42
Other revenues	4	6	(38)		(42)		10	19	(47)		(50)
Total revenues	$665	$635	5		(1)		$1,913	$1,784	7		1
Company restaurant expenses	$554	$540	(3)		3		$1,613	$1,512	(7)		(1)
G&A expenses	$31	$27	(10)		(3)		$85	$79	(7)		(1)
Franchise expenses	$—	$1	38		42		$3	$3	(9)		(4)
Expenses for transactions with franchisees	$2	$2	(36)		(28)		$6	$5	(29)		(22)
Other operating costs and expenses	$4	$6	41		45		$9	$17	49		52
Closures and impairment expenses, net	$1	$2	34		37		$2	$5	48		51
Operating Profit	$73	$57	29		21		$195	$163	20		13
OP Margin (%)	11.0%	8.9%	2.1	ppts.	2.0	ppts.	10.2%	9.1%	1.1	ppts.	1.1	ppts.
Restaurant profit	$100	$84	20		13		$272	$241	13		7
Restaurant margin (%)	15.3%	13.4%	1.9	ppts.	1.9	ppts.	14.4%	13.7%	0.7	ppts.	0.7	ppts.

	Quarter Ended 9/30/2026	Year to Date Ended 9/30/2026
	% change	% change
System Sales Growth	7%	10%
System Sales Growth, excluding F/X	1%	4%
Same-Store Sales Decline	(3)%	(1)%

Unit Count	9/30/2026	9/30/2025	% Increase
Company-owned	4,136	3,742	11
Franchisees	604	280	116
	4,740	4,022	18

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter Ended
Income (Expense)	9/30/2025	Store Portfolio Actions	Other	F/X	9/30/2026
Company sales	$624	$12	$(19)	$37	$654
Cost of sales	(210)	(3)	2	(13)	(224)
Cost of labor	(166)	(3)	3	(10)	(176)
Occupancy and other operating expenses	(164)	(2)	21	(9)	(154)
Restaurant profit	$84	$4	$7	$5	$100

	Year to Date Ended
Income (Expense)	9/30/2025	Store Portfolio Actions	Other	F/X	9/30/2026
Company sales	$1,753	$48	$(19)	$103	$1,885
Cost of sales	(573)	(15)	(18)	(35)	(641)
Cost of labor	(483)	(12)	9	(29)	(515)
Occupancy and other operating expenses	(456)	(12)	36	(25)	(457)
Restaurant profit	$241	$9	$8	$14	$272

As compared to the third quarter of 2025, the decrease in Company sales for the quarter, excluding the impact of F/X, was primarily driven by same-store sales decline, partially offset by net unit growth. The increase in Restaurant profit for the quarter, excluding the impact of F/X, was primarily driven by efficiency improvement from streamlined operations, the decrease in license fees payable to YUM post the Pizza Hut Acquisition and favorable commodity prices, partially offset by the decrease in Company sales, value-for-money offerings and increased delivery cost associated with higher delivery sales mix in the current period.

The increase in Company sales for the year to date ended September 30, 2026, excluding the impact of F/X, was primarily driven by net unit growth, partially offset by same-store sales decline. The year to date increase in Restaurant profit, excluding the impact of F/X, was primarily driven by the increase in Company sales, efficiency improvement from streamlined operations, favorable commodity prices and the decrease in license fees payable to YUM post the Pizza Hut Acquisition, partially offset by value-for-money offerings and increased delivery cost associated with higher delivery sales mix in the current period.

Franchise Fees and Income/Revenues from Transactions with Franchisees

The quarter and year to date increase in Franchise fees and income and Revenues from transactions with franchisees, excluding the impact of F/X, was primarily driven by acceleration of franchise store openings.

Operating Profit

The quarter and year to date increase in Operating profit, excluding the impact of F/X, was primarily driven by the increase in Restaurant profit.

All Other Segments

All Other Segments reflects the results of Lavazza, Huang Ji Huang, Little Sheep, Taco Bell and our delivery operating segment.

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2026	9/30/2025	Reported		Ex F/X		9/30/2026	9/30/2025	Reported		Ex F/X
Company sales	$13	$11	23		16		$35	$29	25		18
Franchise fees and income	2	3	(18)		(23)		8	10	(23)		(27)
Revenues from transactions with franchisees	30	23	29		21		81	59	37		30
Other revenues	262	235	11		5		745	577	29		22
Total revenues	$307	$272	13		6		$869	$675	29		22
Company restaurant expenses	$13	$12	(17)		(10)		$38	$32	(17)		(11)
G&A expenses	$7	$7	(1)		5		$21	$23	7		12
Franchise expenses	$1	$1	45		48		$1	$1	13		17
Expenses for transactions with franchisees	$28	$21	(30)		(22)		$76	$54	(40)		(32)
Other operating costs and expenses	$256	$230	(12)		(5)		$730	$565	(29)		(22)
Closures and impairment expenses, net	$—	$—	(130)		(116)		$1	$2	36		39
Operating Profit (Loss)	$2	$1	(37)		(29)		$2	$(2)	NM		NM
OP Margin (%)	0.8%	0.7%	0.1	ppts.	0.1	ppts.	0.3%	(0.2)%	0.5	ppts.	0.5	ppts.
Restaurant profit (loss)	$—	$(1)	51		61		$(3)	$(3)	39		46
Restaurant margin (%)	(3.3)%	(8.2)%	4.9	ppts.	4.9	ppts.	(6.4)%	(13.0)%	6.6	ppts.	6.6	ppts.

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

Corporate and Unallocated

	Quarter Ended						Year to Date Ended
			% B/(W)						% B/(W)
	9/30/2026	9/30/2025	Reported		Ex F/X		9/30/2026	9/30/2025	Reported		Ex F/X
Revenues from transactions with franchisees	$127	$97	31		24		$344	$261	32		25
Other revenues	$26	$18	43		34		$73	$52	40		32
Expenses for transactions with franchisees	$125	$96	(30)		(23)		$341	$258	(32)		(25)
Other operating costs and expenses	$26	$18	(39)		(31)		$70	$52	(35)		(28)
Corporate G&A expenses	$51	$43	(18)		(13)		$131	$124	(6)		(2)
Other unallocated income, net	$—	$—	NM		NM		$—	$(1)	(92)		(95)
Interest income, net	$7	$23	(70)		(67)		$35	$74	(55)		(54)
Investment gain (loss)	$5	$(10)	NM		NM		$(12)	$(25)	52		52
Income tax provision (See Note 13)	$(130)	$(114)	(14)		(8)		$(345)	$(313)	(10)		(4)
Equity in net earnings (losses) from equity method investments	$2	$6	(64)		(66)		$6	$12	(41)		(44)
Effective tax rate (See Note 13)	28.2%	27.6%	(0.6)	ppts.	(0.6)	ppts.	27.2%	27.2%	—	ppts.	—	ppts.

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

Corporate G&A Expenses

The quarter and year to date increase in Corporate G&A expenses, excluding the impact of F/X, was primarily due to less government subsidies, partially offset by lower performance-based compensation costs.

Interest Income, Net

The quarter and year to date decrease in interest income, net, excluding the impact of F/X, was primarily driven by lower investment balance with cash used in return to shareholders, lower interest rates and interest expense associated with the Bridge Loan to fund the Pizza Hut Acquisition.

Investment Gain (Loss)

The change in investment gain (loss) mainly relates to the change in fair value of our investment in Meituan. See Note 3 for additional information.

Income Tax Provision

Our income tax provision primarily includes tax on our earnings generally at the Chinese statutory tax rate of 25% with certain Chinese subsidiaries qualified for preferential tax rates, withholding tax on planned or actual repatriation of earnings outside of China, Hong Kong profits tax, and U.S. corporate income tax, if any. The higher effective tax rate for the quarter ended September 30, 2026 was primarily due to higher U.S. tax impact.

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

Entities that are general VAT taxpayers are permitted to offset qualified input VAT paid to suppliers against their output VAT upon receipt of appropriate supplier VAT invoices on an entity-by-entity basis. When the output VAT exceeds the input VAT, the difference is remitted to tax authorities, usually on a monthly basis; whereas when the input VAT exceeds the output VAT, the difference is treated as a VAT asset which can be carried forward indefinitely to offset future net VAT payables. VAT related to purchases and sales which have not been settled at the balance sheet date is disclosed separately as an asset and liability, respectively, in the Condensed Consolidated Balance Sheets. At each balance sheet date, the Company reviews the outstanding balance of any VAT asset for recoverability, giving consideration to the indefinite life of VAT assets as well as its forecasted operating results and capital spending, which inherently includes significant assumptions that are subject to change. As of September 30, 2026 and December 31, 2025, the Company has not made an allowance for the recoverability of VAT assets, as the balance is expected to be utilized to offset against VAT payables or be refunded in the future.

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

As of September 30, 2026, current VAT assets of $175 million, non-current VAT assets of $15 million and net VAT payable of $6 million were recorded in Prepaid expenses and other current assets, Other assets and Accounts payable and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets.

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

Condensed Consolidated Cash Flows

Our cash flows for the years to date ended September 30, 2026 and 2025 were as follows:

Net cash provided by operating activities was $1,481 million in 2026 as compared to $1,341 million in 2025. The increase was primarily driven by the increase in Operating profit along with working capital changes.

Net cash used in investing activities was $1,802 million in 2026 as compared to $316 million in 2025. The increase was mainly due to the cash consideration of $1.2 billion paid for the Pizza Hut Acquisition and the net impact on cash flows resulting from purchases and maturities of short-term investments, and long-term bank deposits and notes.

Net cash provided by financing activities was $341 million in 2026 as compared to net cash used in financing activities of $1,107 million in 2025. The change was primarily driven by approximately $1.2 billion proceeds from short-term borrowings to finance the Pizza Hut Acquisition, partially offset by the increase of share repurchases and cash dividends paid on common stock.

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

In August 2026, the Company completed the Pizza Hut Acquisition for a cash consideration of $1.2 billion. To finance the transaction, the Company borrowed an offshore Bridge Loan in the amount of CNH8,400 million for up to twelve months. The outstanding balance of the Bridge Loan is $1,252 million as of September 30, 2026.

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

Share Repurchases and Dividends

As of September 30, 2026, our Board of Directors authorized an aggregate of $5.4 billion for our share repurchase program. Yum China may repurchase shares under this program from time to time in the open market or, subject to applicable regulatory requirements, through privately negotiated transactions, block trades, accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. During the years to date ended September 30, 2026 and 2025, the Company repurchased 16.6 million shares of common stock for $778 million and 14.9 million shares of common stock for $682 million, respectively, under the repurchase program, excluding transaction costs and excise tax.

In November 2026, our Board of Directors increased the share repurchase authorization by $1 billion, bringing total authorization since 2017 to $6.4 billion. With the increase of share repurchase authorization, approximately $1.3 billion remained available for future share repurchases under the authorization.

For the quarters ended September 30, 2026 and 2025, the Company paid cash dividends of approximately $99 million and $88 million, respectively, and for the years to date ended September 30, 2026 and 2025, the Company paid aggregate cash dividends of approximately $302 million and $268 million, respectively, to stockholders through a quarterly dividend payment of $0.29 and $0.24 per share, respectively.

On November 3, 2026, the Board of Directors declared a cash dividend of $0.29 per share, payable on December 22, 2026, to stockholders of record as of the close of business on December 1, 2026. The total estimated cash dividend payable is approximately $98 million.

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

Borrowing Capacity

As of September 30, 2026, the Company had approximately $2,846 million of available credit facilities, consisting of RMB-denominated credit facilities totaling RMB16,400 million, including CNH-denominated loan facilities, and U.S. dollar-denominated credit facilities totaling $400 million.

The credit facilities had remaining terms ranging from less than one year to three years as of September 30, 2026. Our credit facilities mainly include term loans, overdrafts, letters of credit, banker’s acceptance notes and bank guarantees. The credit facilities in general bear interest based on the CNH Hong Kong Interbank Offered Rate (“CNH HIBOR”) published by the Treasury Markets Association of Hong Kong, the Loan Prime Rate (“LPR”) published by the National Interbank Funding Centre of the PRC, or Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Certain credit facilities contain a cross-default provision whereby our failure to make payments may constitute a default on other credit facilities. Some of the credit facilities contain certain customary covenants including, among other things, certain financial covenants, limitations on certain additional indebtedness and liens, and certain other transactions specified in the respective agreements. As of September 30, 2026, we had an offshore Bridge Loan of CNH8,400 million (approximately $1,252 million) to finance the Pizza Hut Acquisition, and other short-term bank borrowings of RMB1,996 million (approximately $297 million), mainly to manage working capital at our operating subsidiaries. Such bank borrowings are due within one year from their issuance dates. As of September 30, 2026, we also had outstanding bank guarantees of RMB327 million (approximately $49 million) mainly to secure our lease payments to landlords for certain Company-owned restaurants, as well as outstanding bank guarantees of RMB600 million (approximately $89 million) to secure the balance of prepaid stored-value cards issued by the Company pursuant to regulatory requirements. Our credit facilities were therefore reduced by outstanding short-term bank borrowings, adjusted for unamortized interest and outstanding guarantees. As of September 30, 2026, the Company had unused credit facilities of approximately $1,155 million.

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

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “aim,” “commit,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology. Forward-looking statements include, without limitation, statements regarding our future strategies, growth, business plans, restaurant expansion plans and operating profit targets, as well as the expected benefits and impact of the acquisition of ownership of the Pizza Hut brand in Mainland China from YUM (the “Pizza Hut Acquisition”) and related financing (including plans for long-term financing), including expected license-fee savings, expected margin benefits, expected EPS accretion and potential long-term value creation. Forward-looking statements are based on our expectations, estimates, assumptions or projections concerning future results or events as of the date of the filing of this Form 10-Q. Our plan of capital returns to shareholders is based on current expectations, which may change based on market conditions, capital needs or otherwise. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those statements. We cannot assure you that any of our assumptions are correct or any of our expectations, estimates or projections will be achieved. Numerous factors could cause our actual results to differ materially from those expressed or implied by forward-looking statements, including, without limitation, the following:

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

•
Risks related to doing business in China, such as (a) changes in Chinese political policies and economic and social policies or conditions, (b) the interpretation and enforcement of Chinese laws, rules and regulations may change from time to time with little advance notice, and the risk that the PRC government may intervene or influence our operations, which could result in a material change in our operations and/or the value of our securities to decline, (c) audit reports included in our annual reports prepared by auditors who are located in China, and in the event the PCAOB is unable to inspect our auditors, our common stock will be subject to potential delisting from the New York Stock Exchange, (d) changes in political, business, economic and trade relations between the United States and China, (e) fluctuation in the value of the Chinese Renminbi, (f) the fact that we face increasing focus and evolving requirements on environmental sustainability issues, (g) limitation on our ability to utilize our cash balances effectively, including making funds held by our China-based subsidiaries unavailable for use outside of mainland China, due to interventions in or the imposition of restrictions and limitations by the PRC government on currency conversion and payments of foreign currency and RMB out of mainland China, (h) changes in the laws and regulations of China or noncompliance with applicable laws and regulations, (i) reliance on dividends and other distributions on equity paid by our principal subsidiaries in China to fund offshore cash requirements, and uncertainties regarding the application of the withholding tax rates could have a material adverse effect on our business and financial results, (j) potential unfavorable tax consequences resulting from our classification as a China resident enterprise for Chinese enterprise income tax purposes, (k) uncertainty regarding indirect transfers of equity interests in China resident enterprises and enhanced scrutiny by Chinese tax authorities, (l) difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China against us, (m) the Chinese government may determine that the variable interest entity structure of Daojia does not comply with Chinese laws on foreign investment in restricted industries, (n) inability to use properties due to defects caused by non-registration of lease agreements related to certain properties, (o) risk in relation to unexpected land acquisitions, building closures or demolitions, (p) potential fines and other legal or administrative sanctions for failure to comply with Chinese regulations regarding our employee equity incentive plans and various employee benefit plans, (q) proceedings instituted by the SEC against certain China-based accounting firms, including our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (r) restrictions on our ability to make loans or additional capital contributions to our Chinese subsidiaries due to Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental administration of currency conversion, (s) difficulties in pursuing growth through acquisitions due to regulations regarding acquisitions, and (t) the PRC government has significant oversight and discretion to exert supervision over offerings of securities conducted outside of China and over foreign investment in China-based issuers, and may limit or completely hinder our ability to offer securities to investors, or cause the value of our securities to significantly decline;

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

•
Risks related to the Pizza Hut Acquisition and related financing, including (a) the ability to realize the anticipated benefits of the Pizza Hut Acquisition, including margin benefits or EPS accretion, (b) the availability, terms and cost of long-term debt financing to refinance the Bridge Loan, (c) tax and accounting treatment, (d) changes in consumer demand or competitive conditions, and (e) the risk that the Pizza Hut Acquisition may not result in anticipated long-term value creation; and

•
General risks, such as (a) potential legal proceedings, (b) changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters, (c) failure of our insurance policies to provide adequate coverage for claims associated with our business operations, (d) unforeseeable business interruptions, and (e) failure by us to maintain effective disclosure controls and procedures and internal control over financial reporting in accordance with the rules of the SEC.

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

As substantially all of the Company’s operations are located in China, the Company is exposed to movements in the RMB foreign currency exchange rate. For the quarter and year to date ended September 30, 2026, the Company’s Operating profit would have decreased by approximately $42 million and $117 million, respectively, if the RMB weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

In addition, as of September 30, 2026 the Company had a CNH-denominated borrowing of $1,252 million which was designated as a net investment hedge of its investments in certain subsidiaries in China, with changes in the carrying value of the borrowing due to spot exchange rate fluctuations recorded in Accumulated other comprehensive income. As of September 30, 2026, the related foreign exchange loss recorded in Accumulated other comprehensive income was $9 million. If the hedge is no longer highly effective, hedge accounting will be discontinued prospectively and further changes in the carrying value of the borrowing due to changes in exchange rates will be recorded in our Condensed Consolidated Statements of Income. See Note 12 for further discussion on our net investment hedge.

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

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2026, our Board of Directors authorized an aggregate of $5.4 billion for our share repurchase program. The authorization does not have an expiration date.

The following table provides information as of September 30, 2026 with respect to shares of Yum China common stock repurchased on the NYSE and HKEX by the Company during the quarter then ended:

Period	Total Number of Shares Repurchased (thousands)	Average Price Paid Per Share(a)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Repurchased under the Plans or Programs (millions)

7/1/26-7/31/26	2,057	$43.76	2,057	$551
8/1/26-8/31/26	1,802	$47.41	1,802	$465
9/1/26-9/30/26	2,059	$42.18	2,059	$378
Total	5,918	$44.32	5,918	$378

(a)
Starting January 2024, the Company also repurchased shares of common stock through open market transactions on the HKEX. Price paid for shares repurchased on the HKEX has been converted into U.S. dollars at the exchange rate on the date of repurchase.

Item 5. Other Information

During the quarter ended September 30, 2026, none of the Company’s officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) or directors adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

Yum China Holdings, Inc.
(Registrant)

Date:	November 5, 2026	/s/ Xueling Lu
Controller and Principal Accounting Officer